Form 10-Q
period 1993-12-25
STARRETT L S CO
filed 1994-02-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 25, 1993

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from


Commission file number                            1-367


                            THE L. S. STARRETT COMPANY
           (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                           04-1866480
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     121 CRESCENT STREET, ATHOL, MASSACHUSETTS                  01331-1915
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code          508-249-3551



      Former name, address and fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                              YES   X   NO


Common Shares outstanding as of      December 25, 1993    :

     Class A Common Shares      4,713,627

     Class B Common Shares      2,342,653





                                  Page 1 of 9

                          THE L. S. STARRETT COMPANY

                                   CONTENTS

                                                                       Page No.

Part I.  Financial Information:

     Item 1.  Financial Statements

               Consolidated Statements of Earnings and
               Cash Flows - thirteen and twenty-six
               weeks ended December 25, 1993 and
               December 26, 1992 (unaudited)                               3

               Consolidated Balance Sheets - December 25,
               1993 (unaudited) and June 26, 1993                          4

               Consolidated Statements of Stockholders'
               Equity - twenty-six weeks ended
               December 25, 1993 and December 26, 1992
               (unaudited)                                                 5

               Calculation of Shares for Computation of
               Consolidated Earnings per Share - thirteen
               and twenty-six weeks ended December 25,
               1993 and December 26, 1992 (unaudited)                      6

               Notes to Consolidated Financial Statements                  7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8



Part II.  Other information:

     Item 6.  Exhibits and reports on Form 8-K                             9




















                                  Page 2 of 9

                           THE L.S. STARRETT COMPANY
              Consolidated Statements of Earnings and Cash Flows
                (in thousands of dollars except per share data)
                                  (unaudited)
                                             13 Weeks Ended     26 Weeks Ended
EARNINGS                                   12/25/93 12/26/92  12/25/93 12/26/92

Net sales                                   47,317   45,887    89,309   89,994

Cost of goods sold                         (33,639) (33,572)  (64,512) (64,574)
Selling and general                         (9,274)  (9,037)  (18,449) (18,114)
Other income and expense                      (116)    (345)     (731)    (834)

Earnings before income taxes                 4,288    2,933     5,617    6,472
Provision for federal, foreign and
     state income taxes                      1,220      838     1,342    2,085

Net earnings                                 3,068    2,095     4,275    4,387

Earnings per share                             .43      .30       .60      .63


CASH FLOWS

Cash flows from operating activities:
     Net earnings                            3,068    2,095     4,275    4,387
     Noncash expenses:
          Depreciation and amortization      2,179    2,103     4,343    4,195
          Deferred taxes                       264      308       496    1,012
          Unrealized translation losses      1,070    1,256     2,830    2,602
     Working capital changes:
          Receivables                       (3,380)  (2,429)   (5,386)  (1,794)
          Inventories                          896    2,611     1,923    3,116
          Other assets and liabilities         779      366     2,614    2,586
     Prepaid pension cost and other           (380)    (264)     (906)    (738)

          Net cash from operations           4,496    6,046    10,189   15,366

Cash flows from investing activities:
     Additions to plant and equipment         (901)  (1,638)   (3,572)  (3,380)
     Increase in short-term investments     (1,654)  (3,821)   (4,818)  (9,234)

          Net cash used in investing        (2,555)  (5,459)   (8,390) (12,614)

Cash flows from financing activities:
     Long-term debt repayments                (300)    (300)     (300)    (300)
     Common stock issued                       747    1,812       766    1,840
     Treasury shares purchased                (523)    (502)   (1,025)    (600)
     Dividends                              (1,199)  (1,194)   (2,399)  (2,374)

          Net cash used in financing        (1,275)    (184)   (2,958)  (1,434)

Effect of translation rate changes on cash     (28)    (185)      (67)    (194)

Net increase (decrease) in cash                638      218    (1,226)   1,124
Cash, beginning of period                      981    1,699     2,845      793

Cash, end of period                          1,619    1,917     1,619     1,917


                See notes to consolidated financial statements
                                  Page 3 of 9
                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                           Dec. 25     June 26
                                                            1993        1993
ASSETS                                                   (unaudited)

Current assets:
     Cash                                                    1,619       2,845
     Short-term investments                                 28,162      23,478
     Accounts receivable (less allowance for doubtful
          accounts of $1,006,000 and $1,001,000)            29,697      29,057
     Inventories:
          Finished goods                                    21,781      21,324
          Goods in process and finished parts               16,586      19,189
          Raw materials and supplies                        12,669      13,054

                                                            51,036      53,567
     Prepaid expenses and other current assets               1,221       3,355

               Total current assets                        111,735     112,302

Property, plant and equipment, at cost
     (less accumulated depreciation of $47,338,000
     and $43,641,000)                                       58,716      59,618
Cost in excess of net assets acquired (less accumu-
     lated amortization of $2,202,000 and $2,034,000)        8,991       9,205
Prepaid pension cost                                        13,963      12,870
Other assets                                                   429         441

                                                           193,834     194,436
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities                      600       1,311
     Accounts payable and accrued expenses                  10,750      11,276
     Accrued salaries and wages                              3,667       4,042
     Taxes payable                                           2,485       2,360
     Employee deposits for stock purchase plan                 693         433

               Total current liabilities                    18,195      19,422

Deferred income taxes                                        6,527       6,101
Long-term debt                                              13,685      14,527
Accumulated postretirement medical benefit obligation       13,164      12,964

Stockholders' equity:
     Class A Common $1 par (10,000,000 shrs. auth.)          4,714       4,640
     Class B Common $1 par (10,000,000 shrs. auth.)          2,343       2,425
     Additional paid-in capital                             30,572      30,023
     Retained earnings reinvested and employed in
          the business                                     111,335     110,259
     ESOP guaranteed bank loan                              (1,085)     (1,627)
     Foreign currency translation adjustment                (5,616)     (4,298)

               Total stockholders' equity                  142,263     141,422

                                                           193,834     194,436

                See Notes to Consolidated Financial Statements
                                  Page 4 of 9
                           THE L.S. STARRETT COMPANY
                Consolidated Statements of Stockholders' equity
    For the Twenty-six Weeks Ended December 25, 1993 and December 26, 1992
                           (in thousands of dollars)
                                  (unaudited)


                                                     Equity Adjustments
                           Common    Addi-
                         Stock Out- tional                    Currency
                          standing  Paid-in Retained           Trans-
                          ($1 Par)  Capital Earnings   ESOP    lation    Total

Balance June 27,1992
  (1,357,654 Class A
  and 94,790 Class B
  shares in treasury)       6,945   26,782  107,313   (2,712)     524  138,852
Net earnings                                  4,387                      4,387
Dividends ($.34)                             (2,374)                    (2,374)
Treasury shares:
  Purchased                   (26)    (100)    (474)                      (600)
  Issued                       24      547                                 571
Options exercised              75    1,194                               1,269
ESOP loan repayments                                     542               542
Translation loss                                               (5,384)  (5,384)

Balance Dec. 26, 1992
  (1,350,531 Class A
  and 102,633 Class B
  shares in treasury)       7,018   28,423  108,852   (2,170)  (4,860) 137,263




Balance June 26, 1993
  (1,303,954 Class A
  and 111,482 Class B
  shares in treasury)       7,065   30,023  110,259   (1,627) (4,298)  141,422
Net earnings                                  4,275                      4,275
Dividends ($.34)                             (2,399)                    (2,399)
Treasury shares:
  Purchased                   (42)    (183)    (800)                    (1,025)
  Issued                       25      572                                 597
Options exercised               9      160                                 169
ESOP loan repayments                                     542               542
Translation loss                                               (1,318)  (1,318)

Balance Dec. 25, 1993
  (1,308,902 Class A
  and 123,800 Class B
  shares in treasury)       7,057   30,572  111,335   (1,085)  (5,616) 142,263







                See Notes to Consolidated Financial Statements
                                  Page 5 of 9
                           THE L.S. STARRETT COMPANY
                   Calculation of Shares for Computation of
                        Consolidated Earnings per Share
                                  (unaudited)



                                          13 Weeks Ended       26 Weeks Ended
                                        12/25/93  12/26/92   12/25/93  12/26/92

Average number of shares outstanding
     during the period                 7,061,934 7,009,061  7,059,870 6,975,663

Incremental shares computed on the
     assumption that dilutive stock
     options had been exercised with
     the proceeds used to purchase
     treasury stock                        7,089     4,792      8,299    16,185


Average common and common equivalent
     shares outstanding                7,069,023 7,013,853  7,068,169 6,991,848




































                See Notes to Consolidated Financial Statements
                                  Page 6 of 9

                          THE L. S. STARRETT COMPANY

                  Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 25, 1993 and June 26, 1993; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 25, 1993 and December 26, 1992; and changes in stockholders' equity for the twenty-six weeks ended December 25, 1993 and December 26, 1992.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 26, 1993, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                         Thirteen Weeks    Twenty-six Weeks
                                         Ended December     Ended December
                                          1993     1992      1993     1992

     Interest income                       253      268       483      501
     Interest expense and com-
       mitment fees                       (168)    (193)     (339)    (446)
     Realized and unrealized ex-
       change gains and losses            (248)    (514)   (1,113)    (934)
     Other                                  47       94       238       45
                                          (116)    (345)     (731)    (834)

The net effect of changes in foreign currency exchange rates includes realized exchange gains and losses from foreign currency transactions along with unrealized translation gains and losses from our subsidiary in Brazil, a country with a hyperinflationary economy. Translation gains and losses on short-term borrowings and marketable securities in Brazil are netted against the related interest charged or earned. Similar losses on accounts receivable are treated as sales discounts and are netted against sales.

Approximately 80% of all inventories are valued on the LIFO method. At December 25, 1993, and June 26, 1993, total inventories are $25,543,000 and $25,757,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December       June
                                                1993         1993

          Industrial revenue bond               4,200        4,500
          ESOP guaranteed bank loan             1,085        1,627
          Revolving credit agreement            9,000        9,000
                                               14,285       15,127
          Less current portion                    600          600
                                               13,685       14,527

                         THE L. S. STARRETT COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales

Sales are up 3% for the quarter and down 1% for the six months compared to a year ago. The increase in the quarterly comparison is due primarily to improvement in domestic unit volume. Exchange rate changes in Scotland have adversely affected the six month comparison, particularly in the first quarter.

Earnings Before Taxes

Pretax earnings are up 46% for the quarter but down 13% for the six month comparison. The increases in domestic sales volume and overhead absorption are responsible for the improvement in the quarterly comparison. The six month comparison is pulled down by the first quarter, where exchange rates in Scotland and a relatively strong prior year quarter in Brazil played a part.

Income Taxes

The overall effective income tax rate is 28% for the quarter and 24% for the six months. This compares to 29% and 32% in the prior year. The year to year changes relate to the change in the contribution to overall pretax income from Brazil, where the effective tax rate is higher than elsewhere in the Company, from tax-exempt interest and from operating earnings in Puerto Rico, where the tax rate is low. The first quarter of this year and, therefore, the six months were affected by all three.


                       LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 6.1 to one on December 25, 1993 and 5.8 to one on June 26, 1993. Cash and short-term investments are up over $3 million compared to June 1993. June tends to be a low point, but continued reduction of domestic inventories has also contributed to this increase in cash and short-term investments.

The fact that the changes in receivables and payables in the Statement of Cash Flows do not exactly match the changes in the related balance sheet accounts is because of the high inflation in Brazil. These differences should not be interpreted as uses and sources of cash, but rather as noncash adjustments to net income to arrive at cash generated from operations. Also, these differences tend to be offset by unrealized exchange gains and losses.

Borrowings under the Company's $20 million revolving credit agreement have been used to finance acquisitions. The Company believes that existing cash balances, funds generated from operations and available funds under its credit line will be sufficient to meet foreseeable cash needs. Cash not immediately required for working capital needs is invested in short-term government securities and other money market investments.

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE L. S. STARRETT COMPANY
                                                 (Registrant)


Date      February 7, 1994          S/ R. U. WELLINGTON, JR.
                                        R. U. Wellington, Jr. (Treasurer
                                           and Chief Financial Officer)



Date      February 7, 1994          S/ S. G. THOMSON
                                     S. G. Thomson (Chief Accounting Officer)