Form 10-Q
period 1994-03-26
STARRETT L S CO
filed 1994-05-09
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 26, 1994
                                      OR

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

                              YES   X   NO


Common Shares outstanding as of      March 26, 1994    :

     Class A Common Shares      4,796,798

     Class B Common Shares      2,267,543






                                  Page 1 of 9

                          THE L. S. STARRETT COMPANY

                                   CONTENTS

                                                                       Page No.

Part I.  Financial Information:

     Item 1.  Financial Statements

               Consolidated Statements of Earnings and
               Cash Flows - thirteen and thirty-nine
               weeks ended March 26, 1994 and
               March 27, 1993 (unaudited)                                  3

               Consolidated Balance Sheets - March 26,
               1994 (unaudited) and June 26, 1993                          4

               Consolidated Statements of Stockholders'
               Equity - thirty-nine weeks ended
               March 26, 1994 and March 27, 1993
               (unaudited)                                                 5

               Calculation of Shares for Computation of
               Consolidated Earnings per Share - thirteen
               and thirty-nine weeks ended March 26,
               1994 and March 27, 1993 (unaudited)                         6

               Notes to Consolidated Financial Statements                  7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8



Part II.  Other information:

     Item 1.  Legal proceedings                                            9

     Item 6.  Exhibits and reports on Form 8-K                             9


















                                  Page 2 of 9

                           THE L.S. STARRETT COMPANY
              Consolidated Statements of Earnings and Cash Flows
                (in thousands of dollars except per share data)
                                  (unaudited)
                                             13 Weeks Ended     39 Weeks Ended
EARNINGS                                    3/26/94  3/27/93   3/26/94  3/27/93

Net sales                                   43,671   39,901   132,980  129,895

Cost of goods sold                         (31,202) (28,223)  (95,714) (92,797)
Selling and general                         (9,731)  (8,817)  (28,180) (26,931)
Other income and expense                      (785)    (576)   (1,516)  (1,410)

Earnings before income taxes                 1,953    2,285     7,570    8,757
Provision for federal, foreign and
     state income taxes                        561      259     1,903    2,344

Net earnings                                 1,392    2,026     5,667    6,413

Earnings per share                             .20      .29       .80      .92


CASH FLOWS

Cash flows from operating activities:
     Net earnings                            1,392    2,026     5,667    6,413
     Noncash expenses:
          Depreciation and amortization      2,214    2,135     6,557    6,330
          Deferred taxes                      (130)    (159)      366      853
          Unrealized translation losses      1,871    1,222     4,701    3,824
     Working capital changes:
          Receivables                          117    2,361    (5,269)     567
          Inventories                       (1,436)    (666)      487    2,450
          Other assets and liabilities       2,495     (194)    5,109    2,392
     Prepaid pension cost and other           (619)    (487)   (1,525)  (1,225)

          Net cash from operations           5,904    6,238    16,093   21,604

Cash flows from investing activities:
     Additions to plant and equipment       (1,455)  (1,750)   (5,027)  (5,130)
     Increase in short-term investments     (2,242)  (3,111)   (7,060) (12,345)

          Net cash used in investing        (3,697)  (4,861)  (12,087) (17,475)

Cash flows from financing activities:
     Long-term debt repayments              (2,000)  (1,000)   (2,300)  (1,300)
     Common stock issued                       568      579     1,334    2,419
     Treasury shares purchased                (365)    (459)   (1,390)  (1,059)
     Dividends                              (1,201)  (1,195)   (3,600)  (3,569)

          Net cash used in financing        (2,998)  (2,075)   (5,956)  (3,509)

Effect of translation rate changes on cash      (7)     (51)      (74)    (245)

Net increase (decrease) in cash               (798)    (749)   (2,024)     375
Cash, beginning of period                    1,619    1,917     2,845      793

Cash, end of period                            821    1,168       821     1,168


                See notes to consolidated financial statements
                                  Page 3 of 9
                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                           Mar. 26     June 26
                                                            1994        1993
ASSETS                                                   (unaudited)

Current assets:
     Cash                                                      821       2,845
     Short-term investments                                 30,398      23,478
     Accounts receivable (less allowance for doubtful
          accounts of $1,061,000 and $1,001,000)            27,303      29,057
     Inventories:
          Finished goods                                    22,110      21,324
          Goods in process and finished parts               18,643      19,189
          Raw materials and supplies                        11,728      13,054

                                                            52,481      53,567
     Prepaid expenses and other current assets               1,161       3,355

               Total current assets                        112,164     112,302

Property, plant and equipment, at cost
     (less accumulated depreciation of $49,280,000
     and $43,641,000)                                       58,024      59,618
Cost in excess of net assets acquired (less accumu-
     lated amortization of $2,291,000 and $2,034,000)        8,902       9,205
Prepaid pension cost                                        14,617      12,870
Other assets                                                   449         441

                                                           194,156     194,436
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities                    1,111       1,311
     Accounts payable and accrued expenses                  11,818      11,276
     Accrued salaries and wages                              3,518       4,042
     Taxes payable                                           2,530       2,360
     Employee deposits for stock purchase plan                 860         433

               Total current liabilities                    19,837      19,422

Deferred income taxes                                        6,767       6,101
Long-term debt                                              11,414      14,527
Accumulated postretirement medical benefit obligation       13,264      12,964

Stockholders' equity:
     Class A Common $1 par (10,000,000 shrs. auth.)          4,797       4,640
     Class B Common $1 par (10,000,000 shrs. auth.)          2,268       2,425
     Additional paid-in capital                             31,055      30,023
     Retained earnings reinvested and employed in
          the business                                     111,238     110,259
     ESOP guaranteed bank loan                                (814)     (1,627)
     Foreign currency translation adjustment                (5,670)     (4,298)

               Total stockholders' equity                  142,874     141,422

                                                           194,156     194,436

                See Notes to Consolidated Financial Statements
                                  Page 4 of 9
                           THE L.S. STARRETT COMPANY
                Consolidated Statements of Stockholders' Equity
       For the Thirty-nine Weeks Ended March 26, 1994 and March 27, 1993
                           (in thousands of dollars)
                                  (unaudited)


                                                     Equity Adjustments
                           Common    Addi-
                         Stock Out- tional                    Currency
                          standing  Paid-in Retained           Trans-
                          ($1 Par)  Capital Earnings   ESOP    lation    Total

Balance June 27,1992
  (1,357,654 Class A
  and 94,790 Class B
  shares in treasury)       6,945   26,782  107,313   (2,712)     524  138,852
Net earnings                                  6,413                      6,413
Dividends ($.51)                             (3,569)                    (3,569)
Treasury shares:
  Purchased                   (44)    (177)    (838)                    (1,059)
  Issued                       48    1,102                               1,150
Options exercised              75    1,194                               1,269
ESOP loan repayments                                     813               813
Translation loss                                               (6,788)  (6,788)

Balance Mar. 27, 1993
  (1,339,909) Class A
  and 108,535 Class B
  shares in treasury)       7,024   28,901  109,319   (1,899)  (6,264) 137,081




Balance June 26, 1993
  (1,303,954 Class A
  and 111,482 Class B
  shares in treasury)       7,065   30,023  110,259   (1,627) (4,298)  141,422
Net earnings                                  5,667                      5,667
Dividends ($.51)                             (3,600)                    (3,600)
Treasury shares:
  Purchased                   (57)    (245)  (1,088)                    (1,390)
  Issued                       48    1,117                               1,165
Options exercised               9      160                                 169
ESOP loan repayments                                     813               813
Translation loss                                               (1,372)  (1,372)

Balance Mar. 26, 1994
  (1,294,287 Class A
  and 130,354 Class B
  shares in treasury)       7,065   31,055  111,238     (814)  (5,670) 142,874







                See Notes to Consolidated Financial Statements
                                  Page 5 of 9
                           THE L.S. STARRETT COMPANY
                   Calculation of Shares for Computation of
                        Consolidated Earnings per Share
                                  (unaudited)



                                          13 Weeks Ended       39 Weeks Ended
                                         3/26/94   3/27/93    3/26/94   3/27/93

Average number of shares outstanding
     during the period                 7,060,172 7,022,703  7,059,970 6,991,343

Incremental shares computed on the
     assumption that dilutive stock
     options had been exercised with
     the proceeds used to purchase
     treasury stock                        8,930    10,891      8,509    14,420


Average common and common equivalent
     shares outstanding                7,069,102 7,033,594  7,068,479 7,005,763




































                See Notes to Consolidated Financial Statements
                                  Page 6 of 9

                          THE L. S. STARRETT COMPANY

                  Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 26, 1994 and June 26, 1993; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 26, 1994 and March 27, 1993; and changes in stockholders' equity for the thirty-nine weeks ended March 26, 1994 and March 27, 1993.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 26, 1993, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                         Thirteen Weeks   Thirty-nine Weeks
                                           Ended March        Ended March
                                          1994     1993      1994     1993

     Interest income                       253      324       736      825
     Interest expense and com-
       mitment fees                       (153)    (201)     (492)    (647)
     Realized and unrealized ex-
       change gains and losses            (965)    (666)   (2,078)  (1,600)
     Other                                  80      (33)      318       12
                                          (785)    (576)   (1,516)  (1,410)

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

Approximately 80% of all inventories are valued on the LIFO method. At March 26, 1994, and June 26, 1993, total inventories are $25,448,000 and $25,757,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                               March         June
                                                1994         1993

          Industrial revenue bond               4,200        4,500
          ESOP guaranteed bank loan               814        1,627
          Revolving credit agreement            7,000        9,000
                                               12,014       15,127
          Less current portion                    600          600
                                               11,414       14,527

                         THE L. S. STARRETT COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales

Sales are up 9% for the quarter and 2% for the nine months compared to a year ago. The increase in the quarterly comparison occurs pretty much in all locations. Exchange rate changes in Scotland during the early part of the year have adversely affected the nine month comparison.

Earnings Before Taxes

Pretax earnings are down 15% for the quarter and 14% for the nine month comparison. Heavy expenses associated with retooling and the introduction of new products adversely affected the third quarter. This followed an improved second quarter comparision that was helped by increases in domestic volume and overhead absorption. In addition to the effect of the third quarter, the nine month comparison is pulled down by the first quarter, where exchange rates in Scotland and a relatively strong prior year quarter in Brazil played a part.

Income Taxes

The overall effective income tax rate is 29% for the quarter and 25% for the nine months. This compares to 11% and 27% in the prior year. The year to date change relates mainly to the change in the contribution to overall pretax income during the early part of the year from Brazil, where the effective tax rate is higher than elsewhere in the Company. An unusual mix of operating earnings from Brazil and Puerto Rico, where the tax rate is low, along with the favorable tax treatment of a dividend from Scotland caused the low effective tax rate in the third quarter of the prior year.


                       LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.7 to one on March 26, 1994 and 5.8 to one on June 26, 1993. Cash and short-term investments are up almost $5 million compared to June 1993. June tends to be a low point, but continued reduction of domestic inventories as well as other current assets has also contributed to this increase in cash and short-term investments.

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 1.   Legal proceedings.

          The investigation by the Environmental Protection Agency referred to in the Company's report on Form 10-K for the year ended June 26, 1993 has been resolved. In March 1994, the Company and the EPA entered into and filed with the U.S. District Court a consent decree by which the Company agreed to pay a civil penalty of $325,000 for alleged violations of the Clean Water Act. The consent decree provided that its execution was not an admission of liability. The Company has brought its pre-treatment system into compliance with the relevant laws and will provide periodic reports as necessary. The court decree will not be final until approved by the court; action on such approval is anticipated in the near future.

ITEM 6.   Exhibits and Reports on Form 8-K.

          None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE L. S. STARRETT COMPANY
                                                 (Registrant)


Date      May 9, 1994               S/ R. U. WELLINGTON, JR.
                                        R. U. Wellington, Jr. (Treasurer
                                           and Chief Financial Officer)



Date      May 9, 1994               S/ S. G. THOMSON
                                     S. G. Thomson (Chief Accounting Officer)