Form 10-K
period 1994-06-25
STARRETT L S CO
filed 1994-09-13
CIK 93676

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended JUNE 25, 1994          Commission File No.   1-367

                           THE L.S. STARRETT COMPANY
            (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                  04-1866480
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS                   01331
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         508-249-3551



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each class                          which registered

Class A Common - $1.00 Per Share Par Value         New York Stock Exchange
Class B Common - $1.00 Per Share Par Value         Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          Yes  X   No

The Registrant had 4,848,688 and 2,253,544 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 22, 1994. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $112,000,000.

The exhibit index is located on page 27.

                     Documents incorporated by reference

Proxy Statement dated August 17, 1994 - Part III

PART I


Item I - Business

The Company was founded in 1880 and incorporated in 1929 and is engaged in the business of manufacturing industrial, professional, and consumer products. The total number of different items made and sold by the Company exceeds 5,000. Among the items produced are precision tools, tape measures, levels, electronic gages, dial indicators, gage blocks, digital readout measuring tools, granite surface plates, optical measuring projectors, coordinate measuring machines, vises, M1 lubricant, hacksaw blades, hole saws, band saw blades, jigsaw blades, reciprocating saw blades, and precision ground flat stock. Much of the Company's production is concentrated in hand measuring tools (such as micrometers, steel rules, combination squares and many other items for the individual craftsman) and precision instruments (such as vernier calipers, height gages, depth gages and measuring instruments that manufacturing companies buy for the use of their employees).

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily through distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounts for approximately 11% of the Company's sales.

Most of the Company's products are made from steel purchased from steel mills. Forgings, castings, and a few small finished parts are purchased from other manufacturers. Raw materials have always been readily available to the Company.

At June 25, 1994, the Company had 2,563 employees.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, with the result that the industry is highly competitive. During the fiscal year ended June 25, 1994, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

In recent years, direct foreign competition has affected the Company's domestic business to a limited extent.

Sales order backlog of the Company at any point in time is negligible.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and Scotland are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's 1994 financial statements found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand; total inventories amounted to approximately $53,165,000 at June 25, 1994, and $53,567,000 at June 26, 1993. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are approximately $25,391,000 and $25,757,000 lower, respectively, than if determined on a first-in, first-out
(FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 1994, 1993 and 1992 were approximately $2,718,000, $3,122,000 and $3,662,000, respectively, all of which was expensed in the Company's financial statements.

The Company uses trademarks with respect to its products. All of its important trademarks are registered.

Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company.

The business of the Company is to some extent seasonal, with sales and earnings generally at the lowest level during the first quarter of the fiscal year.

Item 2 - Properties

The Company's principal plant is located in Athol, Massachusetts, on about 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet of production and storage area.

The Webber Gage Division, Cleveland, Ohio, owns and occupies two buildings containing approximately 46,000 square feet.

The Company-owned facility in Mt. Airy, North Carolina has approximately 219,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine Division, Optical Comparator Division, Ground Flat Stock Division and Vise Division. This plant is subject to a mortgage collateralizing a $3,900,000 Industrial Revenue Bond.

The Company's Advanced Technology Division, located in Gardner, Massachusetts, occupies about 8,000 square feet of leased facilities.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 136,000 square foot building. In addition, this division leases 32,000 square feet of manufacturing space located in Mayaguez, Puerto Rico.

The Company's Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's Brazil subsidiary is located in a 140,000 square foot building. The Company's Scotland subsidiary occupies a 187,000 square foot building and also leases approximately 16,000 square feet of manufacturing space in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. A subsidiary in Mississauga, Canada occupies a 25,000 square foot building. With the exception of Skipton, these facilities are all owned.

In addition, the Company owns and operates warehouses/sales offices in Atlanta, Georgia; Buena Park, California; Elmhurst, Illinois; and Farmington Hills, Michigan. The Company's two granite quarries in North Carolina were sold in fiscal 1994.

In its opinion, all of the Company's property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 25, 1994.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.

PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 22, 1994, there were 2,713 registered holders of Class A common stock and 2,321 registered holders of Class B common stock.

      Quarter ended               Dividends            High       Low
      June 1994                    $ 0.17            $ 24.38    $ 21.50
      March 1994                     0.17              25.50      23.50
      December 1993                  0.17              25.50      24.13
      September 1993                 0.17              25.88      23.00

      June 1993                      0.17              25.38      24.13
      March 1993                     0.17              25.88      24.00
      December 1992                  0.17              26.50      21.75
      September 1992                 0.17              25.13      22.88

Item 6 - Selected Financial Data

                           Years ended in June ($000 except per share data)
                             1994      1993      1992      1991      1990
Net sales                  $180,178  $174,801  $180,275  $188,432  $201,625
Net earnings before
  accounting changes          9,041     8,743    10,537*   12,062    18,752
Earnings per share before
  accounting changes           1.28      1.25      1.52*     1.74      2.71
Long-term debt               10,843    14,527    18,212    16,898    19,854
Total assets                198,032   194,436   198,002   181,185   177,128
Dividends per share            0.68      0.68      0.68      0.68      0.65

* Before charge of $7,729,000 ($1.12 per share) for cumulative effect on prior year earnings of accounting changes for postretirement benefits and income taxes.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Sales

Sales are up 3% compared to a year ago. This follows a 3% decrease in 1993. The current year increase is all domestic, with the weakening pound in Scotland during the early part of the year and lower volume in Brazil holding foreign sales flat. The sales decline in 1993 was among all divisions and generally a result of worldwide economic conditions as well as the drop in the pound.

Earnings Before Taxes

Pretax earnings are down 9% for the year. This includes a 18% increase in domestic pretax earnings as a result of increased sales. The foreign decline is almost all in Brazil where price competition has been intense. In addition, realized and unrealized exchange losses in Brazil, which are included in other income and expense, are up over $1 million as a result of the extremely high inflation during the year. The 20% drop in pretax earnings in 1993 was primarily the result of a decrease in domestic margins because of lower volume as well as one-time expenses associated with the move of our Saw Division to Mt. Airy, N.C.

Net Earnings

The current year net earnings trend is the opposite of the pretax trend, with 1994 improving 3% over 1993. The effective tax rate is only 17% in 1994 compared to 26% in 1993 and 30% in 1992 (a more normal year). Tax-exempt interest, Puerto Rico tax incentives and dividends on ESOP stock always contribute to an overall effective tax rate that is slightly lower than the normal U.S. statutory rate of 34%. The decline of the effective tax rate in 1994, however, comes from the favorable tax treatment of a fourth quarter dividend from Scotland and also from Brazil, where two things happened. Higher than usual inflation in Brazil resulted in large tax deductions for so-called monetary correction (an accounting concept unique to Brazil), about doubling the expected tax benefit. In addition, there was a favorable partial resolution ($350,000) to a tax dispute we have been having with the government since 1991.

The 1993 versus 1992 reduction in rate relates to: 1) domestic income mix favoring Puerto Rico, where the effective tax rate is lower and 2) the favorable tax treatment of a third quarter dividend from Scotland.

Accounting Changes

The Company adopted both FAS 106 (retiree medical benefits) and FAS 109 (income taxes) in fiscal 1992, recording the cumulative effect in the first quarter of 1992. The cumulative effect of the income tax change comes from recording the deferred taxes associated with a 1987 acquisition. The cumulative effect of the retiree medical benefit change relates to benefits earned for past service.

In fiscal 1995, the Company will adopt Statement of Financial Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which will not have a material effect on the financial condition or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.8 to one on June 25, 1994 as well as June 26, 1993. Cash and short-term investments are up over $3 million compared to June 1993. This resulted from being able to hold receivables and inventory even despite increasing sales, along with lower than average fixed asset additions.

The fact that the changes in receivables and payables in the Statement of Cash Flows do not exactly match the changes in the related balance sheet accounts is because of changes in foreign exchange rates. These differences should not be interpreted as uses and sources of cash, but rather as noncash adjustments to net income to arrive at cash generated from operations. Also, in Brazil, these differences tend to be offset by unrealized exchange gains and losses.

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



Item 8 - Financial Statements and Supplementary Data

Contents:                                                            Page

  Report of Independent Auditors                                       7

  Consolidated Statements of Earnings and Cash Flows                   8

  Consolidated Balance Sheets                                          9

  Consolidated Statements of Stockholders' Equity                     10

  Notes to Consolidated Financial Statements                         11-17

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 25, 1994 and June 26, 1993, and the related consolidated statements of earnings and cash flows, and stockholders' equity for each of the three years in the period ended June 25, 1994. Our audits also included the financial statement schedules listed in item 14(a)2 of this Form 10K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 25, 1994 and June 26, 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the Accounting Changes note to the consolidated financial statements, in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.


S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 29, 1994

                          THE L.S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
 For the years ended in June (in thousands of dollars except per share data)

                                              1994       1993       1992
EARNINGS
Net sales                                   $180,178   $174,801   $180,275
Cost of goods sold                          (129,485)  (125,131)  (126,349)
Selling, general and administrative expense  (37,832)   (36,476)   (36,002)
Other income and expense                      (2,007)    (1,305)    (2,972)
Earnings before income taxes and cumulative
  effect of accounting changes                10,854     11,889     14,952
Income taxes                                   1,813      3,146      4,415
Net earnings before cumulative effect of
  accounting changes                           9,041      8,743     10,537
Cumulative effect of accounting changes for
  postretirement benefits and income taxes                           7,729
Net earnings                                $  9,041   $  8,743   $  2,808
Earnings per share before cumulative effect
  of accounting changes                     $   1.28   $   1.25   $   1.52
Cumulative effect of accounting changes                               1.12
Earnings per share                          $   1.28   $   1.25   $    .40

CASH FLOWS
Cash flows from operating activities:
  Net earnings                              $  9,041   $  8,743   $  2,808
  Noncash expenses:
    Depreciation and amortization              8,681      8,306      7,802
    Deferred taxes                              (254)     1,209        252
    Cumulative effect of accounting changes                          7,729
    Unrealized translation losses              5,476      5,371      6,332
  Working capital changes:
    Receivables                               (8,499)    (5,061)    (7,856)
    Inventories                                  (17)     4,137      2,557
    Other current assets and liabilities       3,400        (85)     2,898
  Prepaid pension and other                   (1,457)      (801)      (933)
    Net cash from operating activities        16,371     21,819     21,589
Cash flows from investing activities:
  Business acquired                                                 (1,590)
  Additions to plant and equipment            (6,567)    (7,518)   (13,915)
  Increase in short-term investments          (3,657)    (6,955)    (4,690)
    Net cash used in investing activities (10,224) (14,473) (20,195) Cash flows from financing activities:
  Long-term borrowings                                               3,000
  Debt repayments                             (2,600)    (2,600)      (600)
  Common stock issued                          2,678      3,635      2,061
  Treasury shares purchased                   (1,735)    (1,304)    (1,315)
  Dividends                                   (4,805)    (4,767)    (4,704)
    Net cash used in financing activities     (6,462)    (5,036)    (1,558)
Effect of translation rate changes on cash      (152)      (258)       (57)
Net increase (decrease) in cash                 (467)     2,052       (221)
Cash beginning of year                         2,845        793      1,014
Cash end of year                            $  2,378   $  2,845   $    793

Supplemental cash flow information:
  Interest paid                             $    662   $    958   $  1,343
  Taxes paid                                $  1,359   $  3,791   $  2,680

               See Notes to Consolidated Financial Statements

                          THE L.S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       June 25     June 26
ASSETS                                                  1994        1993
Current assets:
  Cash                                                $  2,378    $  2,845
  Short-term investments                                27,055      23,478
  Accounts receivable (less allowance for doubtful
    accounts of $954,000 and $1,001,000)                29,133      29,057
  Inventories                                           53,165      53,567
  Prepaid expenses and other current assets              4,732       3,355

    Total current assets                               116,463     112,302

Property, plant and equipment, at cost:
  Land                                                   1,995       1,962
  Buildings (less accumulated depreciation of
    $15,227,000 and $13,859,000)                        21,283      22,868
  Machinery and equipment (less accumulated
    depreciation of $33,518,000 and 29,708,000)         34,108      34,788
      Total property, plant and equipment               57,386      59,618

Cost in excess of net assets acquired (less accumu-
  lated amortization of $2,386,000 and $2,034,000)       8,822       9,205
Prepaid pension cost                                    14,897      12,870
Other assets                                               464         441
                                                      $198,032    $194,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities                $  1,583    $  1,311
  Accounts payable and accrued expenses                 10,018      10,078
  Accrued salaries and wages                             4,276       4,042
  Taxes payable                                          2,327       2,360
  Dividend payable                                       1,204       1,198
  Employee deposits for stock purchase plan                601         433

      Total current liabilities                         20,009      19,422

Deferred income taxes                                    7,110       6,101
Long-term debt                                          10,843      14,527
Accumulated postretirement benefit obligation           13,422      12,964

Stockholders' equity:
  Class A Common Stock $1 par (10,000,000 shrs. auth.)   4,851       4,640
  Class B Common Stock $1 par (10,000,000 shrs. auth.)   2,256       2,425
  Additional paid-in capital                            32,272      30,023
  Retained earnings reinvested and employed in
    the business                                       113,147     110,259
  ESOP guaranteed bank loan                               (543)     (1,627)
  Foreign currency translation adjustment               (5,335)     (4,298)

    Total stockholders' equity                         146,648     141,422
                                                      $198,032    $194,436


               See Notes to Consolidated Financial Statements

                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
               For the years ended in June, 1992 through 1994
                               (in thousands)

                     Common    Addi-           Equity Adjustments
                   Stock Out- tional                     Currency
                    standing  Paid-in  Retained           Trans-
                    ($1 Par)  Capital  Earnings   ESOP    lation    Total

Balance, 6/29/91
 (1,400,325 Class A
 and 77,439 Class B
 shares in treasury)$ 6,911  $25,017  $110,262  $(3,798) $(1,404) $136,988
Net earnings                             2,808                       2,808
Dividends ($0.68)                       (4,704)                     (4,704)
Treasury shares:
  Purchased             (55)    (207)   (1,053)                     (1,315)
  Issued                 81    1,829                                 1,910
Options exercised         8      143                                   151
ESOP loan repayments                              1,086              1,086
Translation gain,net                                       1,928     1,928
Balance, 6/27/92
 (1,357,654 Class A
 and 94,790 Class B
 shares in treasury)  6,945   26,782   107,313   (2,712)     524   138,852
Net earnings                             8,743                       8,743
Dividends ($0.68)                       (4,767)                     (4,767)
Treasury shares:
  Purchased             (54)    (220)   (1,030)                     (1,304)
  Issued                 91    2,106                                 2,197
Options exercised        83    1,355                                 1,438
ESOP loan repayments                              1,085              1,085
Translation loss,net                                      (4,822)   (4,822)
Balance, 6/26/93
 (1,303,954 Class A
 and 111,482 Class B
 shares in treasury)  7,065   30,023   110,259   (1,627)  (4,298)  141,422
Net earnings                             9,041                       9,041
Dividends ($0.68)                       (4,805)                     (4,805)
Treasury shares:
  Purchased             (72)    (315)   (1,348)                     (1,735)
  Issued                102    2,341                                 2,443
Options exercised        12      223                                   235
ESOP loan repayments                              1,084              1,084
Translation loss,net                                      (1,037)   (1,037)
Balance, 6/25/94
 (1,251,378 Class A
 and 133,397 Class B
 shrs in treasury)  $ 7,107  $32,272  $113,147  $  (543) $(5,335) $146,648






               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation: The consolidated financial statements include the accounts of The L.S.Starrett Company and subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The fiscal years of the Company's subsidiaries in Scotland and Brazil end in May and April, respectively.

Fair market value of financial instruments: The Company's financial instruments consist primarily of current assets, current liabilities, and long-term debt. Current assets, except inventory (see Inventories), and current liabilities are stated at cost, which approximates fair market value; long-term debts, which are at current market interest rates, also approximate fair market value.

Short-term investments: Short-term investments, carried at cost, which approximates market, consist primarily of marketable securities, including treasury bills, certificates of deposit, municipal securities and money market preferreds.

Inventories: Inventories are stated at the lower of cost or market. For approximately 80% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $39,984,000 and $38,383,000 at the end of 1994 and 1993, respectively, such amounts being $25,391,000 and $25,757,000 less than if determined on a FIFO basis. During 1994, 1993 and 1992, the Company reduced the level of certain LIFO inventories that were carried at significantly lower costs prevailing in prior years. The effect of the LIFO inventory reduction was to increase net earnings approximately $443,000 in 1994 ($.06 per share), $1,420,000 in 1993 ($.20 per share) and
  $825,000 in 1992 ($.12 per share).

  Total inventories at year end are as follows (in thousands):

                            Goods in Pro-
                              cess and       Raw Materials
          Finished Goods   Finished Parts    and Supplies         Total
    1994     $23,530          $16,111          $13,524          $53,165
    1993      21,324           19,189           13,054           53,567

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $45,000,000 at June 1994) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Property, plant and equipment: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 20 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years.

Cost in excess of net assets acquired: These costs are being amortized on a straight-line basis over 10 to 40 years.

Research and development: Research and development costs are $2,718,000 in 1994, $3,122,000 in 1993 and $3,662,000 in 1992.

Earnings per share: Earnings per share are computed using the weighted average number of shares and common stock equivalents (stock options) outstanding during the year.

Translation of foreign currencies: Assets and liabilities in nonhyperinfla-tionary economies are translated at exchange rates in effect on reporting dates, and income and expenses are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "foreign currency translation adjustment" account included as part of stockholders' equity. For the Company's subsidiary in Brazil ( a hyperinflationary economy), the translation method is the same except that inventories and plant and the related charges to cost of sales and depreciation expense are translated at rates in effect at the time the assets were purchased, and the resulting translation gains and losses are included in the determination of net earnings. Translation gains and losses on short-term borrowings and marketable securities in Brazil are netted against the related interest charged or income earned. Similar losses on accounts receivable are treated as sales discounts and are netted against sales.



ACCOUNTING CHANGES
In fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, and FAS 106, Accounting for Postretirement Benefits Other Than Pensions.

The effect of adopting FAS 109 was to increase net earnings $56,000 ($0.01 per share) in 1992, which included a negative cumulative effect on prior years of $251,000 ($0.04 per share) resulting primarily from the effect of a 1987 acquisition.

The effect of adopting FAS 106 was to decrease net earnings $7,623,000 ($1.10 per share) in 1992, which included the cumulative effect on prior years of $7,478,000 ($1.08 per share), and is net of a $4,985,000 tax benefit. FAS 106 requires companies to recognize the future cost of postretirement medical and other nonpension benefits on an accrual basis during an employee's service in a manner similar to the present accounting method for pension costs.


OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):

                                                   1994     1993     1992

  Interest income                                $ 1,035  $ 1,147  $ 1,027
  Interest expense and commitment fees              (662)    (812)  (1,425)
  Realized and unrealized translation gains
    and losses                                    (2,708)  (1,594)  (2,659)
  Other                                              328      (46)      85
                                                 $(2,007) $(1,305) $(2,972)

INCOME TAXES
The provision for income taxes consists of the following (in thousands):

                                                   1994     1993     1992
Current:
  Federal                                        $   863  $   629  $ 1,888
  Foreign                                            615      844    1,528
  State                                              589      464      747
Deferred                                            (254)   1,209      252
                                                 $ 1,813  $ 3,146  $ 4,415

The 1994 resolution of a tax dispute in Brazil resulted in a reduction of foreign tax expense of $350,000. Pretax domestic income was $8,916,000, $7,546,000 and $12,219,000 in 1994, 1993 and 1992, respectively.

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                   1994     1993     1992
  Expected tax expense                           $ 3,690  $ 4,042  $ 5,084
  Decrease resulting from:
    State and Puerto Rican taxes net
      of federal benefit                            (378)    (380)     (24)
    Foreign taxes net of federal credits          (1,034)     (12)    (203)
    Nontaxable investment income                    (158)    (140)    (114)
    Other                                           (307)    (364)    (328)
  Actual tax expense                             $ 1,813  $ 3,146  $ 4,415

Deferred income taxes at year end are attributable to the following (in thousands):
                                                            1994     1993
  Deferred assets:
    Retiree medical benefits                              $(5,302) $(5,121)
    Inventories                                              (692)    (809)
    Foreign loss carryforwards                             (1,198)
    Other                                                    (911)    (796)
                                                           (8,103)  (6,726)
  Deferred liabilities:
    Prepaid pension                                         5,933    5,092
    Other employee benefits                                   692      647
    Depreciation                                            5,590    5,224
    Other                                                     938    1,116
                                                           13,153   12,079
  Current portion                                           2,060      748
                                                          $ 7,110  $ 6,101
Foreign loss carryforwards begin expiring in 1998.

EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 1994, 1993 and 1992, considering the combined projected benefits and funds of the ESOP as well as the pension plans, was $(124,000), $240,000 and $257,000, respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and approximately 1,000,000 shares of the Company's common stock. The cost of these defined benefit plans, including the ESOP, consists of the following components (in thousands):
                                                   1994     1993     1992
  Cost of benefits earned during current year    $ 1,876  $ 1,943  $ 1,748
  Interest on projected benefit obligation         3,083    3,124    3,278
  Actual return on assets                         (1,150)  (8,929)  (7,381)
  Net amortization and deferral                   (4,714)   3,417    1,996
                                                 $  (905) $  (445) $  (359)

The plans' funded status at year end is as follows (in thousands):

                                                   1994     1993     1992
  Vested accumulated benefit obligation          $57,103  $53,539  $53,940
  Nonvested accumulated benefit obligation         1,856    1,638       79
  Effect of future compensation increases          5,798    8,812   11,086
  Projected benefit obligation                    64,757   63,989   65,105
  Plan assets at fair market value                93,957   96,054   90,786
  Funded status                                   29,200   32,065   25,681
  Unrecognized portion of net assets              14,303   19,195   14,325
  Prepaid pension cost                           $14,897  $12,870  $11,356

The assumed discount rate and rate of increase in compensation used in determining the projected benefit obligation are 7% and 5%, respectively, for the domestic plan and 8% and 6.5% for the foreign plan. The assumed long-term rate of return on plan assets is 7% for the domestic plan and 8% for the foreign plan.

The Company provides certain medical and life insurance benefits for most retired employees in the United States. See Accounting Changes note regarding the adoption of FAS 106 in fiscal 1992.

The status of these plans at year end is as follows (in thousands):
                                                            1994     1993
  Accumulated postretirement benefit obligation:
    Retirees                                              $ 6,601  $ 6,095
    Active plan participants                                9,074    8,379
    Unrecognized loss                                      (2,253)  (1,510)
  Accumulated postretirement benefit obligation
    accrued                                               $13,422  $12,964

Postretirement benefit expense consists of the following (in thousands):

                                                   1994     1993     1992
  Service cost                                   $   414  $   400  $   301
  Interest cost                                    1,039      950      845
  Amortization cost                                   53
                                                 $ 1,506  $ 1,350  $ 1,146

The Company's portion of the annual rate of increase in the per capita cost of covered benefits is assumed to be 2%. A one percentage point increase in the assumed cost escalation rate would increase the accumulated benefit obligation by $1.2 million and the annual expense by $150,000. A discount rate of 7% was used in determining the accumulated benefit obligation.

LONG-TERM DEBT
At year end, long-term debt consists of the following (in thousands):

                                                            1994     1993
  Industrial revenue bond                                 $ 3,900  $ 4,500
  ESOP guaranteed loan                                        543    1,627
  Revolving credit agreement                                7,000    9,000
                                                           11,443   15,127
  Less current maturities                                     600      600
                                                          $10,843  $14,527

The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (3.3% at June 25, 1994). Interest on the ESOP guaranteed loan is at LIBOR plus 1/2% (4.6% at June 25, 1994). The ESOP guaranteed loan was used to purchase 800,000 shares of Company stock under a ten-year bank term loan that was guaranteed by the Company. Dividends and Company contributions to the ESOP are used to repay the term loan, and the shares sold to the ESOP are being allocated to employee accounts at the rate of 10% per year. Additional contributions are made to replace the dividends used for debt service. The revolving credit agreement is for $20,000,000 with two banks and requires commitment and other fees of .3%. Interest rates vary, but approximate LIBOR plus 3/8% (4.8% as of June 25, 1994). Borrowings are payable in 16 equal quarterly installments commencing December 1995. All debt agreements contain financial covenants, the most restrictive of which is that at June 25, 1994 the Company must have tangible net worth of $124,000,000. Annual principal payments on debt (excluding ESOP) are required as follows: 1995 $600,000, 1996 $1,913,000, 1997-1999 $2,350,000,
thereafter $1,337,000.



COMMON STOCK
Class B Common Stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A Common Stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan, adopted in 1990, to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company's outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in the year 2000.

Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. The average purchase price of the optioned stock outstanding at the end of 1994, 1993 and 1992 was $20.33, $20.66 and $18.11, respectively. Changes in optioned and unoptioned shares under the plans were as follows:

                                                    On Option    Unoptioned
  Balance, June 29, 1991                             116,845      566,823
    Options granted                                   27,874      (27,874)
    Options exercised ($19.13 and $19.55)             (7,808)
    Options canceled                                 (24,537)      24,537
  Balance, June 27, 1992                             112,374      563,486
    Options authorized                                            800,000
    Options granted                                   51,594      (51,594)
    Options exercised ($16.90 and $20.19)            (83,466)
    Options canceled                                 (21,166)    (557,254)
  Balance, June 26, 1993                              59,336      754,638
    Options granted                                   31,453      (31,453)
    Options exercised ($19.34 and $20.40)            (11,946)
    Options canceled                                 (17,287)      17,287
  Balance, June 25, 1994                              61,556      740,472

At June 25, 1994, a total of 802,028 shares of Class A common stock are reserved for issuance under the plans. The outstanding options include the
following:                            Number of       85% of market price
    Expiration date                Class A shares      on date of grant
  October 27, 1994                     23,836               $20.40
  May 25, 1995                         11,010                21.25
  November 16, 1995                    12,076                20.94
  May 23, 1996                         14,634                19.02
                                       61,556
In addition, 304,633 shares of Class A common stock are reserved for the Company's 401(k) plan at June 25, 1994. Since inception in 1986, 451,212 Class A and 44,155 Class B shares have been issued under this plan.

OPERATING DATA
The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. Revenues, operating income and identifiable assets of the Company's domestic and foreign operations are summarized as follows (in thousands):
                                                       Elimina-   Consoli-
                              Domestic     Foreign      tions       dated
  1994:
    Sales                     $132,804    $ 47,374                $180,178
    Intercompany transfers       1,437       6,665    $ (8,102)
    Revenues                   134,241      54,039      (8,102)    180,178
    Operating income             7,695       5,166                  12,861
    Identifiable assets        152,128      55,059      (9,155)    198,032
    Net assets                 107,237      45,386      (5,975)    146,648
  1993:
    Sales                     $125,376    $ 49,425                $174,801
    Intercompany transfers       1,247       5,542    $ (6,789)
    Revenues                   126,623      54,967      (6,789)    174,801
    Operating income             6,604       6,590                  13,194
    Identifiable assets        145,059      57,542      (8,165)    194,436
    Net assets                 101,593      46,357      (6,528)    141,422
  1992:
    Sales                     $129,025    $ 51,250                $180,275
    Intercompany transfers       1,034       4,619    $ (5,653)
    Revenues                   130,059      55,869      (5,653)    180,275
    Operating income            11,165       6,759                  17,924
    Identifiable assets        142,349      64,314      (8,661)    198,002
    Net assets                  94,359      50,575      (6,082)    138,852

Operating income is computed exclusive of other income and expense and income taxes. Transfers are recorded at normal selling price for finished goods and at cost plus a percentage to cover expenses for finished parts, work in process and raw materials. Eliminations relate to investments in subsidiaries and intercompany transactions and balances.

The Company believes it has no significant concentrations of credit risk as of June 25, 1994. Trade receivables are disbursed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 11% of sales in 1994 and 10% in 1993.

The significant foreign operations of the Company are located in Scotland and Brazil. These two locations accounted for approximately the following percentages of the indicated foreign information listed above:

                          1994               1993               1992
                    Scotland  Brazil   Scotland  Brazil   Scotland  Brazil
  Revenues             49%      51%       49%      51%       52%      48%
  Operating income     66%      34%       52%      48%       71%      29%
  Identifiable assets  50%      50%       52%      48%       55%      45%





QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)

                                            Earnings
                                             Before               Earnings
                        Net       Gross      Income      Net        per
  Quarter ended        Sales      Profit     Taxes     Earnings    Share
  June 1994          $ 47,197    $13,427    $ 3,284    $ 3,374    $ 0.48
  March 1994           43,672     12,469      1,953      1,392      0.20
  December 1993        47,317     13,678      4,288      3,068      0.43
  September 1993       41,992     11,119      1,329      1,207      0.17
                     $180,178    $50,693    $10,854    $ 9,041    $ 1.28

  June 1993            44,906     12,572      3,133      2,330      0.33
  March 1993           39,900     11,678      2,284      2,026      0.29
  December 1992        45,888     12,315      2,933      2,095      0.30
  September 1992       44,107     13,105      3,539      2,292      0.33
                     $174,801    $49,670    $11,889    $ 8,743    $ 1.25

The fiscal 1994 fourth quarter tax provision was negative primarily as a result of the favorable tax effects of a Scotland dividend and the partial settlement of a Brazil tax dispute.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.



PART III


Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 3 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 21, 1994, and is hereby incorporated by reference.


Executive Officers of the Registrant


                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            74      1962       President and Director

  George B. Webber               73      1962       Vice President
                                                      Webber Gage Division
                                                      and Director

  Charles H. Morrow              59      1976       Vice President Sales

  Douglas A. Starrett            42      1985       Executive Vice Presi-
                                                      dent and Director

  Roger U. Wellington, Jr.       53      1984       Treasurer and Chief
                                                      Financial Officer and
                                                      Director

  Peter MacDougall               56      1990       Clerk

Douglas R. Starrett, George B. Webber, Charles H. Morrow, and Roger U. Wellington, Jr. have served in the same capacities as listed above for at least the past five years. Douglas A. Starrett (son of Douglas R. Starrett) was previously Vice President of Operations for the Company. Except in the case of Peter MacDougall, the positions listed above represent their principal occupations and employment during the last five years. Peter MacDougall, elected clerk in July 1990, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

The President, Treasurer and Clerk hold office until the first meeting of the directors following the next annual meeting of stockholders and until their respective successors are chosen and qualified, and each other officer holds office until the first meeting of directors following the next annual meeting of stockholders, unless a shorter period shall have been specified by the terms of his election or appointment or, in each case, until he sooner dies, resigns, is removed or becomes disqualified.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 4 through 9 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 21, 1994 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)   Security ownership of certain beneficial owners:

      The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 21, 1994, and is hereby incorporated by reference.

(b)   Security ownership of management:

      The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 21, 1994, and is hereby incorporated by reference.

(c) The Company knows of no arrangements which may, at a subsequent date, result in a change in control of the Company.


Item 13 - Certain Relationships and Related Transactions

(a)   Transactions with management and others:

      None

(b)   Certain business relationships:

      Not applicable

(c)   Indebtedness of management:

      None

(d)   Transactions with promoters:

      Not applicable

PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1.    Financial statements filed in item 8 of this annual report:

                 Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 25, 1994

                 Consolidated Balance Sheets at June 25, 1994 and June 26, 1993

                 Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 25, 1994

                 Notes to Consolidated Financial Statements


      2.    Financial Statement Schedules - years ended June, 1992 through
            1994:

               I  -  Short-term investments
               V  -  Property, plant and equipment
              VI  -  Accumulated depreciation of property, plant and equipment
            VIII  -  Valuation and qualifying accounts
              IX  -  Short-term borrowings
               X  -  Supplementary income statement information

            All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.


      3.    See Exhibit Index below on page 27.

(b) There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)         See Exhibit Index below on page 27.

(d)         Not applicable.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SCHEDULE I - SHORT-TERM INVESTMENTS
JUNE 25, 1994

                                                                 Amount
                                                                at which-
                         Principal                   Market    carried in
Description               Amount        Cost         Value    Balance Sheet

Maturities/tenders to
August 31,1994:
  Treasury bills       $ 2,000,000  $ 1,988,196  $ 1,988,196  $ 1,988,196
  Tax exempt auction
    rate preferreds      3,500,000    3,500,000    3,500,000    3,500,000
  Bank CD's:
    Taxable              4,439,427    4,439,427    4,439,427    4,439,427
    Nontaxable           2,776,622    2,776,622    2,776,622    2,776,622
  Tax exempt money
    market funds           772,402      772,402      772,402      772,402
  Tax exempt municipal
    bonds and notes      2,460,000    2,460,098    2,460,000    2,460,098

                        15,948,451   15,936,745   15,936,647   15,936,745
Maturities/tenders from
September 1, 1994 to
December 31, 1994:
  Treasury bills         2,000,000    1,979,525    1,979,525    1,979,525
  Tax exempt auction
    rate preferreds      2,500,000    2,500,000    2,500,000    2,500,000
  Tax exempt municipal
    bonds and notes      1,345,000    1,367,773    1,365,327    1,367,773

                         5,845,000    5,847,298    5,844,852    5,847,298
Maturities/tenders from
January 1, 1995 to
June 30, 1995:
  Tax exempt auction
    rate preferreds      1,500,000    1,500,000    1,500,000    1,500,000
  Tax exempt municipal
    bonds and notes      3,610,000    3,709,805    3,685,278    3,709,805

                         5,110,000    5,209,805    5,185,278    5,209,805

                       $26,903,451  $26,993,848  $26,966,777  $26,993,848

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
THREE YEARS IN THE PERIOD ENDED JUNE 25, 1994



                                          Classification
                                                   Machinery
                                                      and
                             Land      Buildings   Equipment       Total

BALANCE, JUNE 29, 1991   $1,972,921  $32,599,192  $50,545,582  $85,117,695

  FAS 109 adjustment                     239,475    2,560,525    2,800,000

  Exchange rate changes      (4,232)     219,132      460,000      674,900

  Additions at cost          10,000    7,860,789    6,979,224   14,850,013

  Fully depreciated                       (6,998)  (2,412,814)  (2,419,812)

  Retirements or sales       (8,420)    (147,702)    (630,161)    (786,283)

  Transfers                           (1,405,150)   1,405,150

BALANCE, JUNE 27, 1992    1,970,269   39,358,738   58,907,506  100,236,513

  Exchange rate changes      (6,747)    (521,077)  (1,205,689   (1,733,513)

  Additions at cost                    1,464,827    6,053,317    7,518,144

  Fully depreciated                     (157,479)  (1,482,721)  (1,640,200)

  Retirements or sales       (1,375)    (222,417)    (971,486)  (1,195,278)

  Transfers                           (3,195,294)   3,195,294

BALANCE, JUNE 26, 1993    1,962,147   36,727,298   64,496,221  103,185,666

  Exchange rate changes      (6,863)    (126,697)    (246,586)    (380,146)

  Additions at cost                    1,177,905    5,388,941    6,566,846

  Fully depreciated                      (34,490)  (2,403,632)  (2,438,122)

  Retirements or sales       (1,182)    (238,911)    (562,785)    (802,878)

  Transfers                  40,403     (994,686)     954,283

BALANCE, JUNE 25, 1994   $1,994,505  $36,510,419  $67,626,442 $106,131,366

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SCHEDULE VI - ACCUMULATED DEPRECIATION
OF PROPERTY, PLANT AND EQUIPMENT
THREE YEARS IN THE PERIOD ENDED JUNE 25, 1994


                                                 Description
                                                  Machinery
                                                     and
                                    Buildings     Equipment       Total

BALANCE, JUNE 29, 1991             $11,224,737   $21,099,204   $32,323,941

  FAS 109 adjustment                    55,878     1,071,256     1,127,134

  Exchange rate changes                 76,238       192,083       268,321

  Charged to earnings                1,362,953     6,095,717     7,458,670

  Fully depreciated                     (6,998)   (2,412,814)   (2,419,812)

  Retirements or sales                 (43,225)     (161,364)     (204,589)

BALANCE, JUNE 27, 1992              12,669,583    25,884,082    38,553,665

  Exchange rate changes               (210,315)     (646,645)     (856,960)

  Charged to earnings                1,632,988     6,303,493     7,936,481

  Fully depreciated                   (157,479)   (1,482,721)   (1,640,200)

  Retirements or sales                 (75,300)     (349,934)     (425,234)

BALANCE, JUNE 26, 1993              13,859,477    29,708,275    43,567,752

  Exchange rate changes                (57,993)     (138,780)     (196,773)

  Charged to earnings                1,533,019     6,788,900     8,321,919

  Fully depreciated                    (34,490)   (2,403,632)   (2,438,122)

  Retirements or sales                 (73,179)     (436,501)     (509,680)

BALANCE, JUNE 25, 1994             $15,226,834   $33,518,262   $48,745,096

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS IN THE PERIOD ENDED JUNE 25, 1994

                             Balance at  Additions   Deductions  Balance at
                             Beginning   Charged to     from       End of
        Description           of Year      Income     Reserve       Year

Reserves deducted from assets -
  allowance for doubtful
  accounts:

    1994                    $1,001,000  $  476,203  $  523,203  $  954,000

    1993                     1,036,000     826,000     861,000   1,001,000

    1992                       809,000     803,000     576,000   1,036,000


NOTE:Included in deductions from reserve are translation losses of $14,000, $63,000 and $341,000 in 1994, 1993 and 1992, respectively.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SCHEDULE IX - SHORT-TERM BORROWINGS
THREE YEARS IN THE PERIOD ENDED JUNE 25, 1994

                                    Weighted   Maximum   Average   Weighted
                                     Average    Amount    Amount    Average
                                    Interest     Out-      Out-    Interest
                           Balance    Rate     Standing  Standing    Rate
Category of Aggregate       End of   End of     During    During    During
Short-Term Borrowings       Year      Year       Year      Year      Year

Notes payable, 1994      $ 983,000   12%     $ 983,000  $1,580,000    6%

Notes payable, 1993        711,000    7%     1,598,000   3,050,000    4%

Notes payable, 1992      1,598,000   11%     2,860,000   1,940,000   26%



NOTES:

Interest rates reflect the hyperinflationary conditions in Brazil and should not be compared to typical short-term rates in the United States.

Average outstandings computed on a daily basis.

Weighted average interest rate during period computed by dividing actual interest expense by average outstanding balances.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
THREE YEARS IN THE PERIOD ENDED JUNE 25, 1994

                               1994             1993             1992
                         Charged to Costs Charged to Costs Charged to Costs
         Item              and Expenses     and Expenses     and Expenses

Maintenance and repairs     $4,227,173       $4,298,521       $3,626,274


Depreciation, amortization,
  and depletion             $8,680,775       $8,305,596       $7,801,981


Advertising costs           $3,640,754       $2,988,242       $3,961,004


Other information is omitted because it is either inapplicable or the information required is immaterial as defined in the instructions.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

   (3i) Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

   (3ii) Bylaws, filed with Form 10-Q for the quarter ended September 28, 1991, are hereby incorporated by reference.

   (4a) Loan Agreement and related documents, relative to $3,900,000 Industrial Revenue Bond financing dated as of September 1, 1985, between The Surry County Industrial Facilities and Pollution Control Financing Authority and The L.S. Starrett Company will be furnished to the Commission upon request.

   (4b) Common Stock Rights Agreement, dated as of June 6, 1990, between the Company and The First National Bank of Boston, as Rights Agent, including Form of Common Stock Purchase Rights Certificate and Summary Common Stock Purchase Rights, filed on June 13, 1990 with the Company's Form 8-A, are hereby incorporated by reference.

   (10a) $20,000,000 Credit Agreement dated as of May 27, 1993, between The L.S. Starrett Company and The First National Bank of Boston and Wachovia Bank of Georgia, N.A., filed with Form 10-K for the year ended June 26, 1993, is hereby incorporated by reference.

   (10b)    Term Loan Agreement dated as of November 7, 1984, between The
            L.S. Starrett Company Employee Stock Ownership Trust and Wachovia Bank and Trust Company, N.A., filed on November 8, 1984 as Exhibit
            (b)(2) to the Company's Schedule 13E-4, is hereby incorporated by reference.

   (10c) Guaranty dated as of November 7, 1984 of the Company, filed on November 8, 1984 as Exhibit (b) (4) to the Company's Schedule 13E-4, is hereby incorporated by reference.

   (11) Statement re: Calculation of Shares for Computation of Consolidated Earnings Per Share. See page 28.

   (21)     Subsidiaries of the Registrant. See page 29.

   (23)     Independent Auditors' Consent. See page 30.

   (27)     Financial Data Schedule submitted in electronic format.

                                                                  Exhibit 11
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

CALCULATION OF SHARES FOR COMPUTATION
OF CONSOLIDATED EARNINGS PER SHARE

                             1994      1993      1992      1991      1990

PRIMARY EARNINGS PER SHARE

Average shares outstanding
  during the year         7,062,926 7,002,647 6,916,347 6,902,941 6,891,229
Incremental shares comput-
  ed on the assumption that
  dilutive stock options
  had been exercised, with
  the proceeds used to
  purchase treasury stock     8,210    12,766    29,154    21,332    18,374

Average common and common
  equivalent shares
  outstanding             7,071,136 7,015,413 6,945,501 6,924,273 6,909,603

FULLY DILUTED EARNINGS PER SHARE

Average shares outstanding
  during the year         7,062,926 7,002,647 6,916,347 6,902,941 6,891,229

Incremental shares comput-
  ed on the assumption that
  dilutive stock options
  had been exercised, with
  the proceeds used to pur-
  chase treasury stock,
  using year-end market
  prices where such prices
  were in excess of average
  yearly prices, to deter-
  mine the amount of
  treasury stock purchased    8,210    13,103    31,817    25,132    20,201

Average common and common
  equivalent shares used to
  calculate fully diluted
  earnings per share      7,071,136 7,015,750 6,948,164 6,928,073 6,911,430



The Company's average common and common equivalent shares (both primary and fully diluted) during the above years do not, in the aggregate, dilute earnings per share 3% or more.

                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 25, 1994

The parent company, The L.S. Starrett Company, incorporated in Massachusetts, has the following subsidiaries, all of which are wholly owned:

                                                                    Fiscal
                                                                   Year End

      Starrett Securities Corporation      Incorporated in         Last Sat.
                                             Massachusetts          in June

      Evans Rule Company, Inc.             Incorporated in         Last Sat.
                                             New Jersey             in June

      The L.S. Starrett Co. of Canada      Incorporated in         Last Sat.
        Limited                              Canada                 in June

      The L.S. Starrett International      Incorporated in         Last Sat.
        Company                              Barbados               in June

      The L.S. Starrett Company            Incorporated in         May 31
        Limited                              Scotland

      Starrett Industria e                 Incorporated in         April 30
        Comercio Ltda.                       Brazil

      Level Industries, Inc.               Incorporated in         Last Sat.
                                             Massachusetts          in June

                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The Board of Directors
The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-31276 and No. 33-3112 of The L.S. Starrett Company on Form S-8, of our report dated July 29, 1994, included in the Company's Annual Report on Form 10-K for the year ended June 25, 1994.


S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 7, 1994

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE L.S. STARRETT COMPANY
                                             (Registrant)







                                By S/ROGER U. WELLINGTON, JR.
                                   Roger U. Wellington, Jr.,
                                   Treasurer and Chief Financial Officer


Date:  September 7, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                 S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 7, 1994    Douglas A. Starrett, Sept. 7, 1994
President and Director                Executive Vice President and Director


                                      S/WILLIAM S. HURLEY
Andrew B. Sides, Jr., Sept. 7, 1994   William S. Hurley, Sept. 7, 1994
Director                              Director


                                      S/GEORGE B. WEBBER
J. Richard Bullock, Sept. 7, 1994     George B. Webber, Sept. 7, 1994
Director                              Vice President Webber Gage Division
                                        and Director


S/STEVEN G. THOMSON                   S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 7, 1994      Roger U. Wellington,Jr, Sept. 7, 1994
Chief Accounting Officer              Treasurer and Chief Financial Officer
                                        and Director