Form 10-Q
period 1994-09-24
STARRETT L S CO
filed 1994-11-04
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 24, 1994


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
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.


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

                             YES   X   NO



Common Shares outstanding as of    September 24, 1994  :

     Class A Common Shares      4,850,464

     Class B Common Shares      2,236,202

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 24, 1994 and September 25, 1993
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 24,
                  1994 (unaudited) and June 25, 1994                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 24,
                  1994 and September 25, 1993 (unaudited)               5

                  Calculation of shares for Computation of
                  Consolidated Earnings per Share - thirteen
                  weeks ended September 24, 1994 and
                  September 25, 1993 (unaudited)                        6

                  Notes to Consolidated Financial Statements            7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8



Part II.  Other Information:

      Item 4.  Submission of Matters to a Vote of Security Holders      9

      Item 6.  Exhibits and Reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                                         13 Weeks Ended
EARNINGS                                              9/24/94       9/25/93

Net sales                                              47,316       41,992

Cost of goods sold                                    (34,054)     (30,873)
Selling and general                                   (10,026)      (9,175)
Other income and expense                                   81         (615)

Earnings before income taxes                            3,317        1,329
Provision for federal, foreign and
      state income taxes                                1,157          122

Net earnings                                            2,160        1,207

Earnings per share                                        .30          .17


CASH FLOWS

Cash flows from operating activities:
      Net earnings                                      2,160        1,207
      Noncash expenses (income):
            Depreciation and amortization               2,326        2,164
            Deferred taxes                                684          232
            Unrealized translation losses                 301        1,760
      Working capital changes:
            Receivables                                (2,696)      (2,006)
            Inventories                                  (476)       1,027
            Other current assets and liabilities        2,523        1,835
      Prepaid pension cost and other                     (480)        (526)

            Net cash from operating activities          4,342        5,693

Cash flows from investing activities:
      Additions to plant and equipment                 (1,970)      (2,671)
      Increase in short-term investments               (2,781)      (3,164)

            Net cash used in investing activities      (4,751)      (5,835)

Cash flows from financing activities:
      Common stock issued                                  15           19
      Treasury shares purchased                          (475)        (502)
      Dividends                                        (1,207)      (1,200)

            Net cash used in financing activities      (1,667)      (1,683)

Effect of translation rate changes on cash                (57)         (39)

Net increase (decrease) in cash                        (2,133)      (1,864)
Cash, beginning of period                               2,378        2,845

Cash, end of period                                       245          981


               See notes to consolidated financial statements

                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                     Sept. 24      June 25
                                                        1994         1994
ASSETS                                              (unaudited)

Current assets:
      Cash                                                245        2,378
      Investments                                      29,874       27,055
      Accounts receivable (less allowance for
            doubtful accounts of $1,048,000
              and $954,000)                            31,072       29,133
      Inventories:
            Finished goods                             22,636       23,530
            Goods in process and finished parts        17,415       16,111
            Raw materials and supplies                 13,763       13,524

                                                       53,814       53,165
      Prepaid expenses and other current assets         2,126        4,732

                  Total current assets                117,131      116,463

Property, plant and equipment, at cost
      (less accumulated depreciation of $51,083,000
      and $48,786,000)                                 57,198       57,386
Cost in excess of net assets acquired (less accumu-
      lated amortization of $2,481,000 and $2,386,000)  8,742        8,822
Prepaid pension cost                                   15,530       14,897
Other assets                                              464          464

                                                      199,065      198,032
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current maturities              1,477        1,583
      Accounts payable and accrued expenses            11,588       11,222
      Accrued salaries and wages                        3,907        4,276
      Taxes payable                                     1,838        2,327
      Employee deposits for stock purchase plan           947          601

                  Total current liabilities            19,757       20,009

Deferred income taxes                                   7,357        7,110
Long-term debt                                         10,571       10,843
Accumulated postretirement medical benefit obligation  13,524       13,422

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)    4,850        4,851
      Class B Common $1 par (10,000,000 shrs. auth.)    2,236        2,256
      Additional paid-in capital                       32,185       32,272
      Retained earnings reinvested and employed in
            the business                              113,748      113,147
      ESOP guaranteed bank loan                          (271)        (543)
      Foreign currency translation adjustment          (4,892)      (5,335)

                  Total stockholders' equity          147,856      146,648

                                                      199,065      198,032

               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Thirteen Weeks Ended September 24, 1994 and September 25, 1993
                          (in thousands of dollars)
                                 (unaudited)


                                                Equity Adjustments
                     Common     Addi-
                    Stock Out- tional                    Currency
                    standing  Paid-in  Retained           Trans-
                    ($1 Par)  Capital  Earnings   ESOP    lation    Total
Balance, 6/26/93
 (1,303,954 Class A
 and 111,482 Class B
 shares in treasury)  7,065   30,023   110,259   (1,627)  (4,298)  141,422
Net earnings                             1,207                       1,207
Dividends ($0.17)                       (1,200)                     (1,200)
Treasury shares:
      Purchased         (22)     (87)     (393)                       (502)
      Issued              1       18                                    19
ESOP loan repayments                                271                271
Translation loss,net                                      (1,228)   (1,228)
Balance, 9/25/93
 (1,316,743 Class A
 and 118,602 Class B
 shares in treasury)  7,044   29,954   109,873   (1,356)  (5,526)  139,989



Balance, 6/25/94
 (1,251,378 Class A
 and 133,397 Class B
 shares in treasury)  7,107   32,272   113,147     (543)  (5,335)  146,648
Net earnings                             2,160                       2,160
Dividends ($0.17)                       (1,207)                     (1,207)
Treasury shares:
      Purchased         (22)    (101)     (352)                       (475)
      Issued              1       14                                    15
ESOP loan repayments                                272                272
Translation gain,net                                         443       443
Balance, 9/24/94
 (1,266,993 Class A
 and 138,511 Class B
 shares in treasury)  7,086   32,185   113,748     (271)  (4,892)  147,856















               See Notes to Consolidated Financial Statements

                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                  Calculation of Shares for Computation of
                       Consolidated Earnings per Share
                                 (unaudited)


                                                        13 Weeks Ended
                                                    9/24/94       9/25/93

Average number of shares outstanding
      during the period                            7,099,308     7,057,805

Incremental shares computed on the
      assumption that dilutive stock
      options had been exercised with
      the proceeds used to purchase
      treasury stock                                   8,906         9,509

Average common and common equivalent
      shares outstanding                           7,108,214     7,067,314








































               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 24, 1994 and June 25, 1994; and also the results of operations, cash flows and changes in stockholders' equity for the thirteen weeks ended September 24, 1994 and September 25, 1993.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 25, 1994, and these financial statements should be read in conjunction with said annual report.

The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. The effect on financial condition and results of operations was not significant. The Company considers all its investments "available for sale."

Other income (expense) is comprised of the following (in thousands):

                                   Thirteen Weeks        Thirteen Weeks
                                   September 1994        September 1993

      Interest income                    328                   230
      Interest expense and com-
        mitment fees                    (221)                 (171)
      Realized and unrealized ex-
        change losses                   (236)                 (865)
      Other                              210                   191
                                          81                  (615)


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

Approximately 80% of all inventories are valued on the LIFO method. At September 24, 1994, and June 25, 1994, total inventories are $25,407,000 and $25,391,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                          September       June
                                             1994         1994

            Industrial revenue bond          3,900        3,900
            ESOP guaranteed bank loan          271          543
            Revolving credit agreement       7,000        7,000
                                            11,171       11,443
            Less current maturities            600          600
                                            10,571       10,843

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Sales
Sales for the September quarter are 13% above the corresponding quarter of a year ago. The increase is in both foreign and domestic operations and reflects an overall improvement in business conditions.

Earnings Before Taxes
Pretax earnings are up 150% from the September 1993 quarter. This reflects the increase in foreign and domestic sales volume mentioned above, particularly in Brazil, as well as an increase in factory operating hours resulting in higher overhead absorption.

Income Taxes
The overall effective income tax rate is 35% in the current quarter compared to 9% a year ago. Last year's rate was unusually low because of the relative contribution to overall pretax income from tax-exempt interest and operating earnings in Puerto Rico. The 1994 tax rate is more normal, but it has been adversely affected by the recent monetary policy changes in Brazil, which have dramatically reduced inflation, at least in the short term. The effect of these changes in Brazil has been a temporarily high effective tax rate. It is expected that this rate will come down next year when inventories purchased prior to the policy change have been used up.

Accounting Change
The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. The effect on financial condition and results of operations was not significant. The Company considers all its investments "available for sale." Included in investments at September 24, 1994 is $3.6 million of liquid AAA rated Puerto Rico debt obligations. These investments were made during the current 1994 quarter for the purpose of reducing repatriation taxes and have maturities of up to ten years.

                       LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.9 to one on September 24, 1994 and 5.8 to one on June 25, 1994.

The fact that the changes in receivables and payables in the Statement of Cash Flows do not exactly match the changes in the related balance sheet accounts is because of inflation in Brazil. These differences should not be interpreted as uses and sources of cash, but rather as noncash adjustments to net income to arrive at cash generated from operations. Also, these differences tend to be offset by unrealized exchange gains and losses.

Borrowings under the Company's $20 million revolving credit agreement have been used to finance acquisitions.

The Company believes that existing cash balances, funds generated from operations and available funds under its credit line will be sufficient to meet foreseeable cash needs. Cash not immediately required for working capital needs is invested in short-term government securities and other money market investments. These temporary cash investments should be considered when analyzing overall cash flow.

                         PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 21, 1994.

      (c) The following directors were elected:
                                                               abstentions
                                             Votes      Votes   and broker
                                              For     Withheld   non-votes
            A shares voting as separate class:

                  William S. Hurley        4,393,386   23,452       N/A

            A and B shares voting together:

                  Douglas A. Starrett     24,880,812  207,866       N/A



ITEM 6.  Exhibits and Reports on Form 8-K.

         None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE L. S. STARRETT COMPANY
                                                  (Registrant)


Date      November 4, 1994                   S/ R. U. WELLINGTON, JR.
                                        R. U. Wellington, Jr. (Treasurer
                                          and Chief Financial Officer)


Date      November 4, 1994                     S/ S. G. THOMSON
                                    S. G. Thomson (Chief Accounting Officer)