Form 10-Q
period 1994-12-24
STARRETT L S CO
filed 1995-02-06
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 24, 1994

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

                             YES   X   NO


Common Shares outstanding as of      December 24, 1994    :

     Class A Common Shares      4,856,909

     Class B Common Shares      2,205,143

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 24, 1994 and
                  December 25, 1993 (unaudited)                         3

                  Consolidated Balance Sheets - December 24,
                  1994 (unaudited) and June 25, 1994                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 24, 1994 and December 25, 1993
                  (unaudited)                                           5

                  Calculation of Shares for Computation of
                  Consolidated Earnings per Share - thirteen
                  and twenty-six weeks ended December 24,
                  1994 and December 25, 1993 (unaudited)                6

                  Notes to Consolidated Financial Statements            7


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                               12/24/94 12/25/93  12/24/94 12/25/93

Net sales                               56,132   47,317   103,448   89,309

Cost of goods sold                     (39,425) (33,639)  (73,479) (64,512)
Selling and general                    (10,879)  (9,274)  (20,905) (18,449)
Other income and expense                   433     (116)      514     (731)

Earnings before income taxes             6,261    4,288     9,578    5,617
Provision for federal, foreign and
      state income taxes                 2,416    1,220     3,573    1,342

Net earnings                             3,845    3,068     6,005    4,275
Earnings per share                         .55      .43       .85      .60
Dividends per share                        .17      .17       .34      .34


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          3,845    3,068     6,005    4,275
   Noncash expenses:
      Depreciation and amortization      2,330    2,179     4,656    4,343
      Deferred taxes                       197      264       881      496
      Unrealized translation losses          9    1,070       310    2,830
   Working capital changes:
      Receivables                       (1,423)  (3,380)   (4,119)  (5,386)
      Inventories                        1,912      896     1,436    1,923
      Other assets and liabilities       2,328      779     4,851    2,614
   Prepaid pension cost and other         (792)    (380)   (1,272)    (906)

         Net cash from operations        8,406    4,496    12,748   10,189

Cash flows from investing activities:
   Additions to plant and equipment     (2,323)    (901)   (4,293)  (3,572)
   Increase in short-term investments   (2,304)  (1,654)   (5,085)  (4,818)

         Net cash used in investing     (4,627)  (2,555)   (9,378)  (8,390)

Cash flows from financing activities:
   Long-term debt repayments              (300)    (300)     (300)    (300)
   Common stock issued                     507      747       522      766
   Treasury shares purchased            (1,090)    (523)   (1,565)  (1,025)
   Dividends                            (1,208)  (1,199)   (2,415)  (2,399)

         Net cash used in financing     (2,091)  (1,275)   (3,758)  (2,958)

Effect of translation rate changes
      on cash                               19      (28)      (38)     (67)

Net increase (decrease) in cash          1,707      638      (426)  (1,226)
Cash, beginning of period                  245      981     2,378    2,845

Cash, end of period                      1,952    1,619     1,952    1,619

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Dec. 24     June 25
                                                        1994        1994
ASSETS                                                     (unaudited)

Current assets:
   Cash                                                  1,952       2,378
   Short-term investments                               32,215      27,055
   Accounts receivable (less allowance for doubtful
         accounts of $1,017,000 and $954,000)           32,718      29,133
   Inventories:
      Finished goods                                    22,706      23,530
      Goods in process and finished parts               16,603      16,111
      Raw materials and supplies                        12,778      13,524

                                                        52,087      53,165
   Prepaid expenses and other current assets             1,761       4,732

                  Total current assets                 120,733     116,463

Property, plant and equipment, at cost (less
      accumulated depreciation of $53,408,000
      and $48,786,000)                                  57,353      57,386
Cost in excess of net assets acquired (less
      accumulated amortization of $2,578,000
      and $2,386,000)                                    8,662       8,822
Prepaid pension cost                                    16,121      14,897
Other assets                                               426         464

                                                       203,295     198,032
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities                    600       1,583
   Accounts payable and accrued expenses                11,771      11,222
   Accrued salaries and wages                            4,531       4,276
   Taxes payable                                         3,934       2,327
   Employee deposits for stock purchase plan               961         601

                  Total current liabilities             21,797      20,009

Deferred income taxes                                    7,608       7,110
Long-term debt                                          10,000      10,843
Accumulated postretirement medical benefit obligation   13,625      13,422

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)     4,857       4,851
      Class B Common $1 par (10,000,000 shrs. auth.)     2,205       2,256
      Additional paid-in capital                        32,405      32,272
      Retained earnings reinvested and employed in
            the business                               115,606     113,147
      Equity Adjustments                                (4,808)     (5,878)

                  Total stockholders' equity           150,265     146,648

                                                       203,295     198,032

               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Twenty-six Weeks Ended December 24, 1994 and December 25, 1993
                          (in thousands of dollars)
                                 (unaudited)


                          Common      Addi-
                         Stock Out-  tional               Equity
                         standing   Paid-in   Retained    Adjust-
                         ($1 Par)   Capital   Earnings    ments     Total

Balance June 26,1993
  (1,303,954 Class A
  and 111,482 Class B
  shares in treasury)       7,065    30,023    110,259    (5,925)  141,422
Net earnings                                     4,275               4,275
Dividends ($.34)                                (2,399)              2,399)
Treasury shares:
  Purchased                   (42)     (183)      (800)              1,025)
  Issued                       25       572                            597
Options exercised               9       160                            169
ESOP loan repayments                                         542       542
Translation Losses                                        (1,318)   (1,318)

Balance Dec. 25, 1993
  (1,308,902 Class A
  and 123,800 Class B
  shares in treasury)        7,057    30,572   111,335    (6,701)  142,263



Balance June 25, 1994
  (1,251,378 Class A
  and 133,397 Class B
  shares in treasury)        7,107    32,272   113,147    (5,878)  146,648
Net earnings                                     6,005               6,005
Dividends ($.34)                                (2,415)             (2,415)
Treasury shares:
  Purchased                    (73)     (361)   (1,131)             (1,565)
  Issued                         8       161                           169
Options exercised               20       333                           353
ESOP loan repayments                                         543       543
Translation gains                                            819       819
Investment valuation                                        (292)     (292)

Balance Dec. 24, 1994
  (1,306,060 Class A
  and 143,969 Class B
  shares in treasury)        7,062    32,405   115,606    (4,808)  150,265










               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                  Calculation of Shares for Computation of
                       Consolidated Earnings per Share
                                 (unaudited)

                                       13 Weeks Ended      26 Weeks Ended
                                     12/24/94  12/25/93  12/24/94  12/25/93

Average number of shares out-
  standing during the period        7,086,749 7,061,934 7,093,029 7,059,870

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                        4,826     7,089     6,866     8,299


Average common and common equiva-
  lent shares outstanding           7,091,575 7,069,023 7,099,895 7,068,169







































               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 24, 1994 and June 25, 1994; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 24, 1994 and December 25, 1993; and changes in stockholders' equity for the twenty-six weeks ended December 24, 1994 and December 25, 1993.

Except as discussed in the next paragraph, the Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 25, 1994, and these financial statements should be read in conjunction with said annual report.

The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. The effect on financial condition and results of operations was not significant. The Company considers all its investments "available for sale."

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       1994     1993      1994     1993

      Interest income                  333      253       661      483
      Interest expense and com-
        mitment fees                  (212)    (168)     (433)    (339)
      Realized and unrealized ex-
        change gains and losses        249     (248)       13   (1,113)
      Other                             63       47       273      238
                                       433     (116)      514     (731)

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

Approximately 80% of all inventories are valued on the LIFO method. At December 24, 1994, and June 25, 1994, total inventories are $25,445,000 and $25,391,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December       June
                                                1994         1994

            Industrial revenue bond             3,600        3,900
            ESOP guaranteed bank loan                          543
            Revolving credit agreement          7,000        7,000
                                               10,600       11,443
            Less current portion                  600          600
                                               10,000       10,843

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are up 19% for the quarter and 16% year to date. The increase in the quarterly and year to date comparisons is in both foreign and domestic operations and reflects an overall improvement in business conditions.

Earnings Before Taxes
Pretax earnings are up 46% for the quarter and 71% year to date. This is primarily the result of the increase in foreign and domestic sales volume mentioned above, particularly in Brazil, as well as an increase in factory operating hours resulting in higher overhead absorption. The improvement in the December 1994 quarter over the 1993 quarter was not quite as large as the year to date improvement, partly because of the effect of a favorable LIFO inventory layer reduction in the December 1993 quarter and higher advertising and R&D expenditures in the December 1994 quarter.

Income Taxes
The effective income tax rate is 39% for the quarter and 37% year to date compared to 28% and 24% for the same periods in the prior year. Last year's rates were unusually low, particularly in the first quarter, because of the relative contribution to overall pretax income from tax-exempt interest and operating earnings in Puerto Rico. The 1994 tax rates are more normal, but have been adversely affected by a change in monetary policy in Brazil that has reduced inflation, at least temporarily. The effect of this change is a high current year tax rate in Brazil that is expected to come down next year when inventories purchased prior to the policy change have been used up.

Accounting Change
The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. The effect on financial condition and results of operations was not significant. The Company considers all its investments "available for sale." Included in investments at December 24, 1994 is $3.3 million of liquid AAA rated Puerto Rico debt obligations. These investments were made during the first quarter of fiscal 1995 for the purpose of reducing repatriation taxes and have maturities of up to ten years.

                       LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.5 to one on December 24, 1994 and 5.8 to one on June 25, 1994. Cash and short-term investments are up over $4 million compared to June 1994, but June tends to be a low point.

The fact that changes in receivables and payables in the Statement of Cash Flows do not match the changes in the balance sheet is mainly because of in-flation in Brazil. These differences are not uses and sources of cash, but rather are noncash adjustments to net income to arrive at cash generated from operations. They tend to be offset by unrealized exchange gains and losses.

Borrowings under the Company's $20 million revolving credit agreement were used to finance acquisitions. The Company believes that existing cash balances, funds generated from operations and available funds under its credit line will be sufficient to meet foreseeable cash needs. Cash not immediately required for working capital needs is invested in short-term money market instruments and should be considered when analyzing overall cash flow.

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