Form 10-Q/A
period 1994-12-24
STARRETT L S CO
filed 1995-02-07
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1
                                     TO
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





The undersigned registrant hereby amends its quarterly report on Form 10-Q for the quarter ended December 24, 1994 by replacing Exhibit 27 with the Exhibit 27 included herewith.



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



                                 Page 1 of 1