Form 10-Q
period 1995-03-25
STARRETT L S CO
filed 1995-05-08
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 25, 1995

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

                             YES   X   NO


Common Shares outstanding as of      March 25, 1995    :

     Class A Common Shares      4,844,502

     Class B Common Shares      2,188,401

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended March 25, 1995 and
                  March 26, 1994 (unaudited)                            3

                  Consolidated Balance Sheets - March 25,
                  1995 (unaudited) and June 25, 1994                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 25, 1995 and March 26, 1994
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/25/95  3/26/94   3/25/95  3/26/94

Net sales                               52,720   43,671   156,168  132,980

Cost of goods sold                     (37,853) (31,202) (111,332) (95,714)
Selling and general                    (10,944)  (9,731)  (31,849) (28,180)
Other income and expense                   647     (785)    1,161   (1,516)

Earnings before income taxes             4,570    1,953    14,148    7,570
Provision for federal, foreign and
      state income taxes                 1,751      561     5,324    1,903

Net earnings                             2,819    1,392     8,824    5,667
Earnings per share                         .40      .20      1.25      .80
Dividends per share                        .17      .17       .51      .51


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          2,819    1,392     8,824    5,667
   Noncash expenses:
      Depreciation and amortization      2,345    2,214     7,001    6,557
      Deferred taxes                       406     (130)    1,287      366
      Unrealized translation losses       (182)   1,871       128    4,701
   Working capital changes:
      Receivables                        1,533      117    (2,586)  (5,269)
      Inventories                          443   (1,436)    1,879      487
      Other assets and liabilities       1,217    2,495     6,068    5,109
   Prepaid pension cost and other           15     (619)   (1,257)  (1,525)

         Net cash from operations        8,596    5,904    21,344   16,093

Cash flows from investing activities:
   Additions to plant and equipment     (3,286)  (1,455)   (7,579)  (5,027)
   Increase in short-term investments   (3,304)  (2,242)   (8,389)  (7,060)

         Net cash used in investing     (6,590)  (3,697)  (15,968) (12,087)

Cash flows from financing activities:
   Long-term debt repayments            (1,000)  (2,000)   (1,300)  (2,300)
   Common stock issued                     155      568       677    1,334
   Treasury shares purchased              (802)    (365)   (2,367)  (1,390)
   Dividends                            (1,137)  (1,201)   (3,552)  (3,600)

         Net cash used in financing     (2,784)  (2,998)   (6,542)  (5,956)

Effect of translation rate changes
      on cash                                7       (7)      (31)     (74)

Net increase (decrease) in cash           (771)    (798)   (1,197)  (2,024)
Cash, beginning of period                1,952    1,619     2,378    2,845

Cash, end of period                      1,181      821     1,181      821

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Mar. 25     June 25
                                                        1995        1994
ASSETS                                               (unaudited)

Current assets:
   Cash                                                  1,181       2,378
   Short-term investments                               35,586      27,055
   Accounts receivable (less allowance for doubtful
         accounts of $1,131,000 and $954,000)           31,478      29,133
   Inventories:
      Finished goods                                    21,711      23,530
      Goods in process and finished parts               17,261      16,111
      Raw materials and supplies                        12,780      13,524

                                                        51,752      53,165
   Prepaid expenses and other current assets             1,387       4,732

                  Total current assets                 121,384     116,463

Property, plant and equipment, at cost (less
      accumulated depreciation of $55,613,000
      and $48,786,000)                                  58,262      57,386
Cost in excess of net assets acquired (less
      accumulated amortization of $2,674,000
      and $2,386,000)                                    8,578       8,822
Prepaid pension cost                                    16,419      14,897
Other assets                                               388         464

                                                       205,031     198,032
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities                    600       1,583
   Accounts payable and accrued expenses                13,223      11,222
   Accrued salaries and wages                            3,974       4,276
   Taxes payable                                         3,665       2,327
   Employee deposits for stock purchase plan             1,456         601

                  Total current liabilities             22,918      20,009

Deferred income taxes                                    7,792       7,110
Long-term debt                                           9,000      10,843
Accumulated postretirement medical benefit obligation   13,727      13,422

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)     4,845       4,851
      Class B Common $1 par (10,000,000 shrs. auth.)     2,188       2,256
      Additional paid-in capital                        32,379      32,272
      Retained earnings reinvested and employed in
            the business                               116,696     113,147
      Equity Adjustments                                (4,514)     (5,878)

                  Total stockholders' equity           151,594     146,648

                                                       205,031     198,032

               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
      For the Thirty-nine Weeks Ended March 25, 1995 and March 26, 1994
                          (in thousands of dollars)
                                 (unaudited)


                          Common      Addi-
                         Stock Out-  tional               Equity
                         standing   Paid-in   Retained    Adjust-
                         ($1 Par)   Capital   Earnings    ments     Total

Balance June 26,1993
  (1,303,954 Class A
  and 111,482 Class B
  shares in treasury)       7,065    30,023    110,259    (5,925)  141,422
Net earnings                                     5,667               5,667
Dividends ($.51)                                (3,600)             (3,600)
Treasury shares:
  Purchased                   (57)     (245)    (1,088)             (1,390)
  Issued                       48     1,117                          1,165
Options exercised               9       160                            169
ESOP loan repayments                                         813       813
Translation losses                                        (1,372)   (1,372)

Balance Mar. 26, 1994
  (1,294,287 Class A
  and 130,354 Class B
  shares in treasury)        7,065    31,055   111,238    (6,484)  142,874



Balance June 25, 1994
  (1,251,378 Class A
  and 133,397 Class B
  shares in treasury)        7,107    32,272   113,147    (5,878)  146,648
Net earnings                                     8,824               8,824
Dividends ($.51)                                (3,552)             (3,552)
Treasury shares:
  Purchased                   (109)     (535)   (1,723)             (2,367)
  Issued                        15       309                           324
Options exercised               20       333                           353
ESOP loan repayments                                         543       543
Translation gains                                          1,121     1,121
Investment valuation                                        (300)     (300)

Balance Mar. 25, 1995
  (1,327,337 Class A
  and 151,841 Class B
  shares in treasury)        7,033    32,379   116,696    (4,514)  151,594










               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 25, 1995 and June 25, 1994; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 25, 1995 and March 26, 1994; and changes in stockholders' equity for the thirty-nine weeks ended March 25, 1995 and March 26, 1994.

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

Other income (expense) is comprised of the following (in thousands):

                                   Thirteen Weeks     Thirty-nine Weeks
                                    Ended March          Ended March
                                   1995      1994       1995      1994

      Interest income               507       253      1,168       736
      Interest expense and com-
        mitment fees               (192)     (153)      (625)     (492)
      Realized and unrealized ex-
        change gains (losses)       396      (965)       409    (2,078)
      Other                         (64)       80        209       318
                                    647      (785)     1,161    (1,516)

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

Approximately 80% of all inventories are valued on the LIFO method. At March 25, 1995, and June 25, 1994, total inventories are $25,473,000 and $25,391,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                               March         June
                                                1995         1994

            Industrial revenue bond             3,600        3,900
            ESOP guaranteed bank loan                          543
            Revolving credit agreement          6,000        7,000
                                                9,600       11,443
            Less current portion                  600          600
                                                9,000       10,843

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are up 21% for the quarter and 17% year to date. The increase in the quarterly and year to date comparisons is in both foreign and domestic operations and reflects an overall improvement in business conditions.

Earnings Before Taxes
Pretax earnings are up 134% for the quarter and 87% year to date. This is primarily the result of the increase in foreign and domestic sales volume mentioned above, particularly in Brazil, as well as an increase in factory operating hours resulting in higher overhead absorption. The improvement in the March 1995 quarter over the 1994 quarter is somewhat exaggerated compared to the year to date improvement because of the low level of pretax earnings in the March 1994 quarter.

Income Taxes
The effective income tax rate is 38% for the quarter and 38% year to date compared to 29% and 25% for the same periods in the prior year. Last year's rates were unusually low, particularly in the first quarter, because of the relative contribution to overall pretax income from tax-exempt interest and operating earnings in Puerto Rico. The 1995 tax rates are more normal, but have been adversely affected by a change in monetary policy in Brazil that has reduced inflation, at least temporarily. The effect of this change is a high current year annualized tax rate in Brazil that is expected to come down next year when inventories purchased prior to the policy change have been used up.

Accounting Change
The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. The effect on financial condition and results of operations was not significant. The Company considers all its investments "available for sale." Included in investments at March 25, 1995 is $4.4 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years.


                       LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.3 to one on March 25, 1995 and 5.8 to one on June 25, 1994. Cash and short-term investments are up over $7 million compared to June 1994. June tends to be a low point, but inventory reductions are also responsible for the increase.

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of Shares for Computation of Consolidated
     Earnings per Share
                                       13 Weeks Ended      39 Weeks Ended
                                      3/25/95   3/26/94   3/25/95   3/26/94

Average number of shares out-
  standing during the period        7,051,267 7,060,172 7,079,108 7,059,970

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                       10,150     8,930     7,961     8,509


Average common and common equiva-
  lent shares outstanding           7,061,417 7,069,102 7,087,069 7,068,479


6(b) Reports on Form 8-K.  None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date         May 8, 1995         S/ R. U. Wellington, Jr.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date         May 8, 1995         S/ S. G. Thomson
                                 S. G. Thomson (Chief Accounting Officer)