Form 10-K
period 1995-06-24
STARRETT L S CO
filed 1995-09-18
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended JUNE 24, 1995          Commission File No.   1-367

                           THE L.S. STARRETT COMPANY
            (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                  04-1866480
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS                   01331
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         508-249-3551



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

The Registrant had 4,955,452 and 2,157,752 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 28, 1995. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $164,000,000.

The exhibit index is located on page 27.

                     Documents incorporated by reference

Proxy Statement dated August 16, 1995 - Part III

PART I


Item I - Business

The Company was founded in 1880 and incorporated in 1929 and is engaged in the business of manufacturing industrial, professional, and consumer products. The total number of different items made and sold by the Company exceeds 5,000. Among the items produced are precision tools, tape measures, levels, electronic gages, dial indicators, gage blocks, digital readout measuring tools, granite surface plates, optical measuring projectors, coordinate measuring machines, vises, M1 lubricant, hacksaw blades, hole saws, band saw blades, jig saw blades, reciprocating saw blades, and precision ground flat stock. Much of the Company's production is concentrated in hand measuring tools (such as micrometers, steel rules, combination squares and many other items for the individual craftsman) and precision instruments (such as vernier calipers, height gages, depth gages and measuring instruments that manufacturing companies buy for the use of their employees).

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

At June 24, 1995, the Company had 2,834 employees.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 24, 1995, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

Sales order backlog of the Company at any point in time is negligible.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and Scotland are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's 1995 financial statements found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand; total inventories amounted to approximately $56,197,000 at June 24, 1995, and $53,165,000 at June 25, 1994. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are approximately $25,627,000 and $25,391,000 lower, respectively, than if determined on a first-in, first-out
(FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 1995, 1994 and 1993 were approximately $3,769,000, $2,718,000 and $3,122,000, respectively, all of which was expensed in the Company's financial statements.

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

The Webber Gage Division, Cleveland, Ohio, owns and occupies two buildings containing approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, North Carolina has approximately 234,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine Division, Optical Comparator Division, Ground Flat Stock Division and Vise Division. This plant is subject to a mortgage collateralizing a $3,300,000 Industrial Revenue Bond.

The Company's Advanced Technology Division, located in Gardner, Massachusetts, occupies about 9,000 square feet of leased facilities.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 136,000 square foot building. In addition, this division leases 45,000 square feet of manufacturing space located in Mayaguez, Puerto Rico.

The Company's Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's Brazil subsidiary occupies several buildings totaling 209,000 square feet. The Company's Scotland subsidiary occupies a 187,000 square foot building and also leases approximately 16,000 square feet of manufacturing space in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. A subsidiary in Mississauga, Canada occupies a 25,000 square foot building. With the exception of Skipton, these facilities are all owned.

In addition, the Company owns and operates warehouses/sales offices in Atlanta, Georgia; Glendale, Arizona; Elmhurst, Illinois; and Farmington Hills, Michigan. The Company's Buena Park, California warehouse operations were moved to Glendale, Arizona in fiscal 1995 and the warehouse is presently for sale.

In its opinion, all of the Company's property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 24, 1995.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.


PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 28, 1995, there were 2,595 registered holders of Class A common stock and 2,164 registered holders of Class B common stock.

      Quarter ended               Dividends            High       Low
      June 1995                    $ 0.18            $ 23.88    $ 21.88
      March 1995                     0.17              22.75      21.50
      December 1994                  0.17              22.50      20.00
      September 1994                 0.17              22.88      20.38

      June 1994                      0.17              24.38      21.50
      March 1994                     0.17              25.50      23.50
      December 1993                  0.17              25.50      24.13
      September 1993                 0.17              25.88      23.00

Item 6 - Selected Financial Data

                           Years ended in June ($000 except per share data)
                             1995      1994      1993      1992      1991
Net sales                  $214,215  $180,178  $174,801  $180,275  $188,432
Net earnings before
  accounting changes         13,487     9,041     8,743    10,537*   12,062
Earnings per share before
  accounting changes           1.91      1.28      1.25      1.52*     1.74
Long-term debt                8,700    10,843    14,527    18,212    16,898
Total assets                213,940   198,032   194,436   198,002   181,185
Dividends per share            0.69      0.68      0.68      0.68      0.68

* Before charge of $7,729,000 ($1.12 per share) for cumulative effect on prior year earnings of accounting changes for postretirement benefits and income taxes.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Sales

Sales increased 19% in 1995 following a 3% increase a year ago. Domestic sales increased in the current year due primarily to better economic conditions in our industry. Foreign sales increased even more than domestic sales. Exchange rate changes in both Scotland and Brazil contributed towards the foreign sales improvement, but the main factor was the Brazilian economy causing unit volume there to be up substantially. The prior year increase was all domestic, with the weakening pound in Scotland during the early part of the year holding foreign sales flat.

Earnings Before Taxes

Pretax earnings are up 107% for the year. This follows a 9% decline in 1994. Looking at domestic results only, pretax earnings are up in both years due primarily to volume. On the foreign side, a decline in pretax earnings in 1994 was dramatically reversed this year due primarily to increased unit volume. A new monetary plan that was installed in Brazil early in the year has brought inflation below 100%, at least temporarily, for the first time in many years. This had a significant favorable effect on realized and unrealized translation gains and losses. The 1994 decline in pretax earnings was also mostly in Brazil where price competition was intense and where realized and unrealized exchange losses, which are included in other income and expense, were up almost $1 million as a result of the extremely high inflation during the year.

Net Earnings

1995 net earnings are up 49% over 1994 while 1994 earnings were up 3% over 1993. The dramatic swing in pretax earnings has been dampened by a lower than normal tax rate in 1994 and a higher than normal tax rate in the current year. The effective tax rate is 40% in 1995 compared to 17% in 1994. Tax-exempt interest, Puerto Rico tax incentives and dividends on ESOP stock have always contributed to an overall effective tax rate that is slightly lower than the normal U.S. statutory rate of 34%. The increase in the effective tax rate in

1995 comes about because of the monetary plan instituted in Brazil this year that causes high local taxable income until preplan inventories are used up. The big drop in the effective tax rate in 1994 came from Brazil where two things happened: 1) higher inflation resulted in higher tax deductions for monetary correction (an accounting concept unique to Brazil) and 2) the Company resolved favorably a tax dispute dating to 1991.

Accounting Changes

The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. The effect on financial condition and results of operations was not significant.

In October 1994 the Financial Accounting Standards Board issued FAS 119 (Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments). The Company does not hold any securities that would be considered derivative financial instruments.

In March 1995 the Financial Accounting Standards Board issued FAS 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). This statement is not expected to have a material effect on financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.0 to 1.0 on June 24, 1995 and 5.8 to 1.0 on June 25, 1994. The timing of income tax payments has caused this ratio to decline temporarily at June 24, 1995.

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

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 24, 1995 and June 25, 1994, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended June 24, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 24, 1995 and June 25, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 1995, in conformity with generally accepted accounting principles.


S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 28, 1995

                          THE L.S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
 For the years ended in June (in thousands of dollars except per share data)


                                              1995       1994       1993
EARNINGS
Net sales                                   $214,215   $180,178   $174,801

Cost of goods sold                          (149,871)  (129,485)  (125,131)
Selling, general and administrative expense  (43,480)   (37,832)   (36,476)
Other income and expense                       1,648     (2,007)    (1,305)

Earnings before income taxes                  22,512     10,854     11,889
Income taxes                                   9,025      1,813      3,146

Net earnings                                $ 13,487   $  9,041   $  8,743

Earnings per share                          $   1.91   $   1.28   $   1.25




CASH FLOWS
Cash flows from operating activities:
  Net earnings                              $ 13,487   $  9,041   $  8,743
  Noncash expenses:
    Depreciation and amortization              9,098      8,681      8,306
    Deferred taxes                             1,130       (254)     1,209
    Unrealized translation losses                596      5,476      5,371
  Working capital changes:
    Receivables                              (10,367)    (8,499)    (5,061)
    Inventories                               (2,554)       (17)     4,137
    Other current assets and liabilities       6,636      3,400        (85)
  Prepaid pension and other                      (18)    (1,457)      (801)
    Net cash from operating activities        18,008     16,371     21,819
Cash flows from investing activities:
  Additions to plant and equipment            (9,795)    (6,567)    (7,518)
  Increase in short-term investments          (1,527)    (3,657)    (6,955)
    Net cash used in investing activities (11,322) (10,224) (14,473) Cash flows from financing activities:
  Debt repayments                             (1,600)    (2,600)    (2,600)
  Common stock issued                          3,175      2,678      3,635
  Treasury shares purchased                   (3,061)    (1,735)    (1,304)
  Dividends                                   (4,894)    (4,805)    (4,767)
    Net cash used in financing activities     (6,380)    (6,462)    (5,036)
Effect of translation rate changes on cash       (95)      (152)      (258)
Net increase (decrease) in cash                  211       (467)     2,052
Cash beginning of year                         2,378      2,845        793
Cash end of year                            $  2,589   $  2,378   $  2,845

Supplemental cash flow information:
  Interest paid                             $    815   $    662   $    958
  Taxes paid                                $  5,200   $  1,359   $  3,791




               See Notes to Consolidated Financial Statements

                          THE L.S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       June 24     June 25
ASSETS                                                  1995        1994
Current assets:
  Cash                                                $  2,589    $  2,378
  Short-term investments                                28,511      27,055
  Accounts receivable (less allowance for doubtful
    accounts of $1,071,000 and $954,000)                38,716      29,133
  Inventories                                           56,197      53,165
  Prepaid expenses and other current assets              4,625       4,732

    Total current assets                               130,638     116,463

Property, plant and equipment, at cost:
  Land                                                   2,156       1,995
  Buildings (less accumulated depreciation of
    $14,673,000 and $15,227,000)                        21,460      21,283
  Machinery and equipment (less accumulated
    depreciation of $38,009,000 and 33,518,000)         34,519      34,108
      Total property, plant and equipment               58,135      57,386

Cost in excess of net assets acquired (less accumu-
  lated amortization of $2,766,000 and $2,386,000)       8,488       8,822
Prepaid pension cost                                    16,328      14,897
Other assets                                               351         464
                                                      $213,940    $198,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities                $    600    $  1,583
  Accounts payable and accrued expenses                 12,803      10,018
  Accrued salaries and wages                             5,102       4,276
  Taxes payable                                          6,005       2,327
  Dividend payable                                       1,277       1,204
  Employee deposits for stock purchase plan                378         601

      Total current liabilities                         26,165      20,009

Deferred income taxes                                    8,093       7,110
Long-term debt                                           8,700      10,843
Accumulated postretirement benefit obligation           14,153      13,422

Stockholders' equity:
  Class A Common Stock $1 par (10,000,000 shrs. auth.)   4,951       4,851
  Class B Common Stock $1 par (10,000,000 shrs. auth.)   2,166       2,256
  Additional paid-in capital                            34,610      32,272
  Retained earnings reinvested and employed in
    the business                                       119,506     113,147
  Foreign currency translation adjustment               (4,147)     (5,335)
  Other equity adjustments                                (257)       (543)

    Total stockholders' equity                         156,829     146,648
                                                      $213,940    $198,032


               See Notes to Consolidated Financial Statements

                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
               For the years ended in June, 1993 through 1995
                               (in thousands)

                     Common    Addi-           Equity Adjustments
                   Stock Out- tional            Currency
                    standing  Paid-in  Retained  Trans-
                    ($1 Par)  Capital  Earnings  lation    Other    Total

Balance, 6/27/92
 (1,357,654 Class A
 and 94,790 Class B
 shares in treasury)$ 6,945  $26,782  $107,313  $   524  $(2,712) $138,852
Net earnings                             8,743                       8,743
Dividends ($0.68)                       (4,767)                     (4,767)
Treasury shares:
  Purchased             (54)    (220)   (1,030)                     (1,304)
  Issued                 91    2,106                                 2,197
Options exercised        83    1,355                                 1.438
ESOP loan repayments                                       1,085     1,085
Translation loss,net                             (4,822)            (4,822)
Balance, 6/26/93
 (1,303,954 Class A
 and 111,482 Class B
 shares in treasury)  7,065   30,023   110,259   (4,298)  (1,627)  141,422
Net earnings                             9,041                       9,041
Dividends ($0.68)                       (4,805)                     (4,805)
Treasury shares:
  Purchased             (72)    (315)   (1,348)                     (1,735)
  Issued                102    2,341                                 2,443
Options exercised        12      223                                   235
ESOP loan repayments                                       1,084     1,084
Translation loss,net                             (1,037)            (1,037)
Balance, 6/25/94
 (1,251,378 Class A
 and 133,397 Class B
 shares in treasury)  7,107   32,272   113,147   (5,335)    (543)  146,648
Net earnings                            13,487                      13,487
Dividends ($0.69)                       (4,894)                     (4,894)
Treasury shares:
  Purchased            (139)    (688)   (2,234)                     (3,061)
  Issued                121    2,541                                 2,662
Options exercised        28      485                                   513
ESOP loan repayments                                         543       543
Short-term investment
  decline                                                   (257)    (257)
Translation gain,net                              1,188              1,188
Balance, 6/24/95
 (883,556 Class A
 and 155,628 Class B
 shrs. in treasury) $ 7,117  $34,610  $119,506  $(4,147) $  (257) $156,829




               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation: The consolidated financial statements include the accounts of The L.S. Starrett Company and subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The fiscal years of the Company's subsidiaries in Scotland and Brazil end in May and April, respectively.

Fair market value of financial instruments: The Company's financial instruments consist primarily of current assets, current liabilities, and long-term debt. Current assets, except inventories (see Inventories) and except short-term investments (see Accounting Change), and current liabilities are stated at cost, which approximates fair market value; long-term debts, which are at current market interest rates, also approximate fair market value.

Short-term investments: Short-term investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities.

Inventories: Inventories are stated at the lower of cost or market. For approximately 80% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $42,473,000 and $39,984,000 at the end of 1995 and 1994, respectively, such amounts being $25,627,000 and $25,391,000 less than if determined on a FIFO basis. During 1994 and 93, the Company reduced the level of certain LIFO inventories that were carried at significantly lower costs prevailing in prior years. The effect of the LIFO inventory reduction was to increase net earnings approximately $443,000 in 1994 ($.06 per share) and $1,420,000 in 1993 ($.20 per share).

  Total inventories at year end are as follows (in thousands):

                            Goods in Pro-
                              cess and       Raw Materials
          Finished Goods   Finished Parts    and Supplies         Total
    1995     $22,698          $18,928          $14,571          $56,197
    1994      23,530           16,111           13,524           53,165

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $50,000,000 at June 1995) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Property, plant and equipment: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years.

Cost in excess of net assets acquired: These costs are being amortized on a straight-line basis over 10 to 40 years.

Research and development: Research and development costs are $3,769,000 in 1995, $2,718,000 in 1994 and $3,122,000 in 1993.

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

ACCOUNTING CHANGE
The Company has adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities) effective as of the beginning of the current fiscal year. Prior to 1995, short-term investments were carried at cost, which approximated market. The effect on financial condition and results of operations was not significant. The Company considers all its investments "available for sale."
As such, these investments are carried at market, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Most investments have maturities of less than one year. Included in investments at June 24, 1995 is $4.8 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years.

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):

                                                   1995     1994     1993

  Interest income                                $ 2,037  $ 1,035  $ 1,147
  Interest expense and commitment fees              (813)    (662)    (812)
  Realized and unrealized translation gains
    and losses                                       192   (2,708)  (1,594)
  Other                                              232      328      (46)
                                                 $ 1,648  $(2,007) $(1,305)
INCOME TAXES
The provision for income taxes consists of the following (in thousands):

                                                   1995     1994     1993
  Current:
    Federal                                      $ 2,380  $   863  $   629
    Foreign                                        4,603      615      844
    State                                            912      589      464
  Deferred                                         1,130     (254)   1,209
                                                 $ 9,025  $ 1,813  $ 3,146

The resolution of a tax dispute in Brazil resulted in a reduction of foreign tax expense of $350,000 in 1994. Pretax domestic income was $12,022,000, $8,916,000 and $7,546,000 in 1995, 1994 and 1993, respectively.

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                   1995     1994     1993
  Expected tax expense                           $ 7,654  $ 3,690  $ 4,042
  Increase (decrease) from:
    State and Puerto Rican taxes net
      of federal benefit                            (425)    (378)    (380)
    Foreign taxes net of federal credits           1,815   (1,034)     (12)
    Nontaxable investment income                    (191)    (158)    (140)
    Other                                            172     (307)    (364)
  Actual tax expense                             $ 9,025  $ 1,813  $ 3,146


Deferred income taxes at year end are attributable to the following (in thousands):
                                                            1995     1994
  Deferred assets:
    Retiree medical benefits                              $(5,595) $(5,302)
    Inventories                                              (886)    (692)
    Foreign loss carryforwards                               (474)  (1,198)
    Other                                                  (1,224)    (911)
                                                           (8,179)  (8,103)
  Deferred liabilities:
    Prepaid pension                                         6,525    5,933
    Other employee benefits                                   638      692
    Depreciation                                            6,237    5,590
    Other                                                     942      938
                                                           14,342   13,153
  Current portion                                           1,930    2,060
                                                          $ 8,093  $ 7,110

Foreign loss carryforwards begin expiring in 1998.


EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 1995, 1994 and 1993, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(152,000), $(124,000) and $240,000, respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and approximately 1,100,000 shares of the Company's common stock. The cost of these defined benefit plans, including the ESOP, consists of the following components (in thousands):

                                                   1995     1994     1993
  Cost of benefits earned during current year    $ 2,028  $ 1,876  $ 1,943
  Interest on projected benefit obligation         3,194    3,083    3,124
  Actual return on assets                         (8,943)  (1,150)  (8,929)
  Net amortization and deferral                    2,853   (4,714)   3,417
                                                 $  (868) $  (905) $  (445)


The plans' funded status at year end is as follows (in thousands):

                                                            1995     1994
  Vested accumulated benefit obligation                   $61,065  $57,103
  Nonvested accumulated benefit obligation                  1,929    1,856
  Effect of future compensation increases                   6,152    5,798
  Projected benefit obligation                             69,146   64,757
  Plan assets at fair market value                        102,314   93,957
  Funded status                                            33,168   29,200
  Unrecognized portion of net assets                       16,840   14,303
  Prepaid pension cost                                    $16,328  $14,897


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

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

                                                            1995     1994
  Accumulated postretirement benefit obligation:
    Retirees                                              $ 6,526  $ 6,601
    Active plan participants                                9,378    9,074
    Unrecognized loss                                      (1,751)  (2,253)
  Accumulated postretirement benefit obligation
    accrued                                               $14,153  $13,422


Postretirement benefit expense consists of the following (in thousands):

                                                   1995     1994     1993
  Service cost                                   $   425  $   414  $   400
  Interest cost                                    1,054    1,039      950
  Amortization cost                                   38       53
                                                 $ 1,517  $ 1,506  $ 1,350


The Company's portion of the annual rate of increase in the per capita cost of covered benefits is assumed to be 2%. A one percentage point increase in the assumed cost escalation rate would increase the accumulated benefit obligation by $1.2 million and the annual expense by $150,000. A discount rate of 7% was used in determining the accumulated benefit obligation.

LONG-TERM DEBT
At year end, long-term debt consists of the following (in thousands):

                                                            1995     1994
  Industrial revenue bond                                 $ 3,300  $ 3,900
  ESOP guaranteed loan                                                 543
  Revolving credit agreement                                6,000    7,000
                                                            9,300   11,443
  Less current maturities                                     600      600
                                                          $ 8,700  $10,843

The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (5.4% at June 24, 1995). The ESOP guaranteed loan was used to purchase 800,000 shares of Company stock under a ten-year bank term loan that was guaranteed by the Company. Dividends and Company contributions to the ESOP were used to repay the term loan, and the shares sold to the ESOP were allocated to employee accounts at the rate of 10% per year. Additional contributions were made to replace the dividends used for debt service. The revolving credit agreement consists of a $10,000,000 line due March 30, 1996 under which there were no borrowings at June 24, 1995 and a $10,000,000 line due March 30, 2000. The credit agreement is with two banks and requires commitment and other fees of .3%. Interest rates vary, but approximate LIBOR plus .33% (6.4% as of June 24, 1995). All debt agreements contain financial covenants, the most restrictive of which is that at June 24, 1995 the Company must have tangible net worth of $122,331,000. Annual principal payments on debt are required as follows: 1996-1999 $600,000; 2000 $6,600,000, 2001 $300,000.



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

Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. The average purchase price of the optioned stock outstanding at the end of 1995, 1994 and 1993 was $18.90, $20.33 and $20.66, respectively. Changes under the plans were as follows:

                                                            Shares
                                                    On Option    Unoptioned
  Balance, June 27, 1992                             112,374      563,486
    Options authorized                                            800,000
    Options granted                                   51,594      (51,594)
    Options exercised ($16.90 and $20.19)            (83,466)
    Options canceled                                 (21,166)    (557,254)
  Balance, June 26, 1993                              59,336      754,638
    Options granted                                   31,453      (31,453)
    Options exercised ($19.34 and $20.40)            (11,946)
    Options canceled                                 (17,287)      15,259
  Balance, June 25, 1994                              61,556      738,444
    Options granted                                   47,719      (47,719)
    Options exercised ($17.75 and $19.24)            (28,232)
    Options canceled                                 (21,132)      21,132
  Balance, June 24, 1995                              59,911      711,857

At June 24, 1995, a total of 771,768 shares of Class A common stock are reserved for issuance under the plans. The outstanding options include the following:
                                      Number of       85% of Market Price
    Expiration Date                Class A Shares      on Date of Grant
  November 16, 1995                     8,457               $20.94
  May 23, 1996                          9,223                19.02
  November 7, 1996                     25,391                17.75
  June 5, 1997                         16,840                19.55
                                       59,911
In addition, 199,108 shares of common stock are reserved for the Company's 401(k) plan at June 24, 1995. Since inception in 1986, 556,737 Class A and 44,155 Class B shares have been issued under this plan.

In fiscal 1995, 363,473 shares of Class A treasury stock were canceled and returned to the status of authorized but unissued.

OPERATING DATA
The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. Revenues, operating income and identifiable assets of the Company's domestic and foreign operations are summarized as follows (in thousands):

                                                       Elimina-   Consoli-
                              Domestic     Foreign      tions       dated
  1995:
    Sales                     $143,817    $ 70,398                $214,215
    Intercompany transfers       1,515       8,578    $(10,093)
    Revenues                   145,332      78,976     (10,093)    214,215
    Operating income            10,284      10,580                  20,864
    Identifiable assets        159,389      63,306      (8,755)    213,940
    Net assets                 113,442      49,275      (5,888)    156,829

  1994:
    Sales                     $132,804    $ 47,374                $180,178
    Intercompany transfers       1,437       6,665    $ (8,102)
    Revenues                   134,241      54,039      (8,102)    180,178
    Operating income             7,695       5,166                  12,861
    Identifiable assets        152,128      55,059      (9,155)    198,032
    Net assets                 107,237      45,386      (5,975)    146,648

  1993:
    Sales                     $125,376    $ 49,425                $174,801
    Intercompany transfers       1,247       5,542    $ (6,789)
    Revenues                   126,623      54,967      (6,789)    174,801
    Operating income             6,604       6,590                  13,194
    Identifiable assets        145,059      57,542      (8,165)    194,436
    Net assets                 101,593      46,357      (6,528)    141,422


Operating income is computed exclusive of other income and expense and income taxes. Transfers are recorded at normal selling price for finished goods and at cost plus a percentage to cover expenses for finished parts, work in process and raw materials. Eliminations relate to investments in subsidiaries and intercompany transactions and balances.

The Company believes it has no significant concentrations of credit risk as of June 24, 1995. Trade receivables are disbursed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 11% of sales in 1994 and 10% in 1993.

The significant foreign operations of the Company are located in Scotland and Brazil. These two locations accounted for approximately the following percentages of the indicated foreign information listed above:

                          1995               1994               1993
                    Scotland  Brazil   Scotland  Brazil   Scotland  Brazil
  Revenues             40%      60%       49%      51%       49%      51%
  Operating income     45%      55%       66%      34%       52%      48%
  Identifiable assets  48%      52%       50%      50%       52%      48%





QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)

                                            Earnings
                                             Before               Earnings
                        Net       Gross      Income      Net        Per
  Quarter ended        Sales      Profit     Taxes     Earnings    Share
  June 1995          $ 58,047    $19,508    $ 8,365    $ 4,663    $ 0.66
  March 1995           52,720     14,867      4,570      2,819      0.40
  December 1994        56,132     16,707      6,261      3,845      0.55
  September 1994       47,316     13,262      3,316      2,160      0.30
                     $214,215    $64,344    $22,512    $13,487    $ 1.91

  June 1994            47,197     13,427      3,284      3,374      0.48
  March 1994           43,672     12,469      1,953      1,392      0.20
  December 1993        47,317     13,678      4,288      3,068      0.43
  September 1993       41,992     11,119      1,329      1,207      0.17
                     $180,178    $50,693    $10,854    $ 9,041    $ 1.28

The fiscal 1994 fourth quarter tax provision was negative primarily as a result of the favorable tax effects of a Scotland dividend and the settlement of a Brazil tax dispute.

The Company's Class A Common Stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.



PART III


Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 3 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 1995, and is hereby incorporated by reference.


Executive Officers of the Registrant


                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            75      1962       Chairman and CEO and
                                                      Director

  Douglas A. Starrett            43      1985       President and Director

  George B. Webber               74      1962       Vice President
                                                      Webber Gage Division
                                                      and Director

  Charles H. Morrow              60      1976       Vice President Sales

  Roger U. Wellington, Jr.       54      1984       Treasurer and Chief
                                                      Financial Officer and
                                                      Director

  Peter MacDougall               57      1990       Clerk

George B. Webber, Charles H. Morrow, and Roger U. Wellington, Jr. have served in the same capacities as listed above for at least the past five years. Douglas R. Starrett was previously President of the Company. Douglas A. Starrett (son of Douglas R. Starrett) was previously Executive Vice President of the Company. Except in the case of Peter MacDougall, the positions listed above represent their principal occupations and employment during the last five years. Peter MacDougall, elected clerk in July 1990, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

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


Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 5 through 9 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 1995 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)   Security ownership of certain beneficial owners:

      The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 1995, and is hereby incorporated by reference.

(b)   Security ownership of management:

      The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 1995, and is hereby incorporated by reference.

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

                 Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 24, 1995

                 Consolidated Balance Sheets at June 24, 1995 and June 25, 1994

                 Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 24, 1995

                 Notes to Consolidated Financial Statements



      2. All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.


      3.    See Exhibit Index below on page 21.

(b) There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)         See Exhibit Index below on page 21.

(d)         Not applicable.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

         EXHIBIT INDEX


   (3i) Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

   (3ii) Bylaws as amended September 21, 1994 are filed herewith in electronic format.

   (4a) Loan Agreement and related documents, relative to $7,500,000 Industrial Revenue Bond financing dated as of September 1, 1985, between The Surry County Industrial Facilities and Pollution Control Financing Authority and The L.S. Starrett Company will be furnished to the Commission upon request.

   (4b) Common Stock Rights Agreement, dated as of June 6, 1990, between the Company and The First National Bank of Boston, as Rights Agent, including Form of Common Stock Purchase Rights Certificate and Summary Common Stock Purchase Rights, filed on June 13, 1990 with the Company's Form 8-A, are hereby incorporated by reference.

   (10a) $20,000,000 Amended and Restated Credit Agreement dated as of March 31, 1995, among The L.S. Starrett Company, The First National Bank of Boston and Wachovia Bank of Georgia, N.A. will be furnished to the Commission upon request.

   (11) Statement re: Calculation of Shares for Computation of Consolidated Earnings Per Share. See page 22.

   (21)     Subsidiaries of the Registrant. See page 23.

   (23)     Independent Auditors' Consent. See page 24.

   (27)     Financial Data Schedule submitted herewith in electronic format.

                                                                Exhibit 11
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

CALCULATION OF SHARES FOR COMPUTATION
OF CONSOLIDATED EARNINGS PER SHARE


                                            1995        1994        1993

PRIMARY EARNINGS PER SHARE

Average shares outstanding during
  the year                                7,070,032   7,062,926   7,002,647
Incremental shares computed on
  the assumption that dilutive
  stock options had been exercised,
  with the proceeds used to
  purchase treasury stock                     8,171       8,210      12,766

Average common and common equiva-
  lent shares outstanding                 7,078,203   7,071,136   7,015,413



FULLY DILUTED EARNINGS PER SHARE

Average shares outstanding during
  the year                                7,070,032   7,062,926   7,002,647

Incremental shares computed on
  the assumption that dilutive
  stock options had been exercised,
  with the proceeds used to purchase
  treasury stock, using year-end
  market prices where such prices
  were in excess of average yearly
  prices, to determine the amount
  of treasury stock purchased                 9,909       8,210      13,103

Average common and common equivalent
  shares used to calculate fully
  diluted earnings per share              7,079,941   7,071,136   7,015,750





The Company's average common and common equivalent shares (both primary and fully diluted) during the above years do not, in the aggregate, dilute earnings per share 3% or more.

                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 24, 1995

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

      Starrett Industria e                 Incorporated in         April 30
        Comercio Ltda.                       Brazil

      Level Industries, Inc.               Incorporated in         Last Sat.
                                             Massachusetts          in June

                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The Board of Directors
The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-31276 and No. 33-3112 of The L.S. Starrett Company on Form S-8, of our report dated July 28, 1995, included in the Company's Annual Report on Form 10-K for the year ended June 24, 1995.


S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 8, 1995

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


Date:  September 8, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                 S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 8, 1995    Douglas A. Starrett, Sept. 8, 1995
Chairman and CEO                      President


S/ANDREW B. SIDES, JR.
Andrew B. Sides, Jr., Sept. 8, 1995   William S. Hurley, Sept. 8, 1995
Director                              Director


                                      S/GEORGE B. WEBBER
J. Richard Bullock, Sept. 8, 1995     George B. Webber, Sept. 8, 1995
Director                              Vice President Webber Gage Division
                                        and Director


S/STEVEN G. THOMSON                   S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 8, 1995      Roger U. Wellington,Jr.,Sept. 8, 1995
Chief Accounting Officer              Treasurer and Chief Financial Officer
                                        and Director