Form 10-Q
period 1995-09-23
STARRETT L S CO
filed 1995-11-02
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 23, 1995


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

                             YES   X   NO



Common Shares outstanding as of    September 23, 1995  :

     Class A Common Shares      4,992,361

     Class B Common Shares      2,069,106

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 23, 1995 and September 24, 1994
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 23,
                  1995 (unaudited) and June 24, 1995                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 23,
                  1995 and September 24, 1994 (unaudited)               5

                  Calculation of shares for Computation of
                  Consolidated Earnings per Share - thirteen
                  weeks ended September 23, 1995 and
                  September 24, 1994 (unaudited)                        6

                  Notes to Consolidated Financial Statements            7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8



Part II.  Other Information:

      Item 4.  Submission of Matters to a Vote of Security Holders      9

      Item 6.  Exhibits and Reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                                         13 Weeks Ended
EARNINGS                                              9/23/95       9/24/94

Net sales                                              52,000       47,316

Cost of goods sold                                    (36,775)     (34,054)
Selling and general                                   (12,033)     (10,026)
Other income and expense                                  754            81

Earnings before income taxes                            3,946        3,317
Provision for federal, foreign and
      state income taxes                                1,383        1,157

Net earnings                                            2,563        2,160

Earnings per share                                        .36          .30


CASH FLOWS

Cash flows from operating activities:
      Net earnings                                      2,563        2,160
      Noncash expenses (income):
            Depreciation and amortization               2,354        2,326
            Deferred taxes                                404          684
            Unrealized translation losses (gains)          (2)         301
      Working capital changes:
            Receivables                                 3,689       (2,696)
            Inventories                                (7,519)        (476)
            Other current assets and liabilities         (410)       2,523
      Prepaid pension cost and other                     (136)        (480)

            Net cash from operating activities            943        4,342

Cash flows from investing activities:
      Additions to plant and equipment                 (2,644)      (1,970)
      (Increase) decrease in short-term investments     1,707       (2,781)

            Net cash used in investing activities        (937)      (4,751)

Cash flows from financing activities:
      Common stock issued                                 623           15
      Treasury shares purchased                        (1,912)        (475)
      Dividends                                        (1,267)      (1,207)

            Net cash used in financing activities      (2,556)      (1,667)

Effect of translation rate changes on cash                (10)         (57)

Net increase (decrease) in cash                        (2,560)      (2,133)
Cash, beginning of period                               2,589        2,378

Cash, end of period                                        29          245


               See notes to consolidated financial statements

                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                     Sept. 23      June 24
                                                        1995         1995
ASSETS                                              (unaudited)

Current assets:
      Cash                                                 29        2,589
      Investments                                      26,736       28,511
      Accounts receivable (less allowance for
            doubtful accounts of $1,276,000
              and $1,071,000)                          34,793       38,716
      Inventories:
            Finished goods                             26,930       22,698
            Goods in process and finished parts        19,483       18,928
            Raw materials and supplies                 17,077       14,571

                                                       63,490       56,197
      Prepaid expenses and other current assets         2,272        4,625

                  Total current assets                127,320      130,638

Property, plant and equipment, at cost
      (less accumulated depreciation of $54,636,000
      and $52,722,000)                                 58,367       58,135
Cost in excess of net assets acquired (less accumu-
      lated amortization of $2,846,000 and $2,766,000)  8,386        8,488
Prepaid pension cost                                   16,638       16,328
Other assets                                              351          351

                                                      211,062      213,940

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current maturities                600          600
      Accounts payable and accrued expenses            12,777       14,080
      Accrued salaries and wages                        4,981        5,102
      Taxes payable                                     4,922        6,005
      Employee deposits for stock purchase plan           288          378

                  Total current liabilities            23,568       26,165

Deferred income taxes                                   8,232        8,093
Long-term debt                                          8,700        8,700
Accumulated postretirement medical benefit obligation  14,252       14,153

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)    4,992        4,951
      Class B Common $1 par (10,000,000 shrs. auth.)    2,069        2,166
      Additional paid-in capital                       34,831       34,610
      Retained earnings reinvested and employed in
            the business                              119,348      119,506
      Other equity adjustments                         (4,930)      (4,404)

                  Total stockholders' equity          156,310      156,829

                                                      211,062      213,940

               See Notes to Consolidated Financial Statements

                                 Page 4 of 9
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity

   For the Thirteen Weeks Ended September 23, 1995 and September 24, 1994
                          (in thousands of dollars)
                                 (unaudited)



                          Common      Addi-
                         Stock Out-  tional               Equity
                         standing   Paid-in   Retained    Adjust-
                         ($1 Par)   Capital   Earnings    ments     Total

Balance June 25, 1994
  (1,251,378 Class A
  and 133,397 Class B
  shares in treasury)       7,107    32,272    113,147    (5,878)  146,648
Net earnings                                     2,160               2,160
Dividends ($0.17)                               (1,207)             (1,207)
Treasury shares:
  Purchased                   (22)     (101)      (352)               (475)
  Issued                        1        14                             15
ESOP loan repayments                                         272       272
Translation gain, net                                        443       443

Balance Sept. 24, 1994
  (1,266,993 Class A
  and 138,511 Class B
  shares in treasury)        7,086    32,185   113,748    (5,163)  147,856




Balance June 24, 1995
  (883,556 Class A
  and 155,628 Class B
  shares in treasury)        7,117    34,610   119,506    (4,404)  156,829
Net earnings                                     2,563               2,563
Dividends ($0.18)                               (1,267)             (1,267)
Treasury shares:
  Purchased                    (84)     (374)   (1,454)             (1,912)
  Issued                        28       595                           623
Translation loss, net                                       (555)     (555)
Investment valuation                                          29        29

Balance Sept. 23 1995
  (901,689 Class A
  and 193,773 Class B
  shares in treasury)        7,061    34,831   119,348    (4,930)  156,310










               See Notes to Consolidated Financial Statements

                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                  Calculation of Shares for Computation of
                       Consolidated Earnings per Share
                                 (unaudited)


                                                        13 Weeks Ended
                                                    9/23/95       9/24/94

Average number of shares outstanding
      during the period                            7,086,868     7,099,308

Incremental shares computed on the
      assumption that dilutive stock
      options had been exercised with
      the proceeds used to purchase
      treasury stock                                  10,596         8,906

Average common and common equivalent
      shares outstanding                           7,097,464     7,108,214








































               See Notes to Consolidated Financial Statements

                                 Page 6 of 9
                         THE L. S. STARRETT COMPANY


                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 23, 1995 and June 24, 1995; and also the results of operations, cash flows and changes in stockholders' equity for the thirteen weeks ended September 23, 1995 and September 24, 1994.


The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 24, 1995, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):

                                   Thirteen Weeks        Thirteen Weeks
                                   September 1995        September 1994

      Interest income                    516                   328
      Interest expense and com-
        mitment fees                    (176)                 (221)
      Realized and unrealized ex-
        change losses                    (28)                 (236)
      Other                              442                   210
                                         754                    81



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


Approximately 80% of all inventories are valued on the LIFO method. At September 23, 1995, and June 24, 1995, total inventories are $25,720,000 and $25,627,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                          September       June
                                             1995         1995

            Industrial revenue bond          3,300        3,300
            Revolving credit agreement       6,000        6,000
                                             9,300        9,300
            Less current maturities            600          600
                                             8,700        8,700

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            RESULTS OF OPERATIONS


Sales
Sales for the September quarter are 10% above the corresponding quarter of a year ago. The increase is in both foreign and domestic operations and reflects an overall improvement in business conditions.


Earnings Before Taxes
Pretax earnings are up 19% from the September 1994 quarter. This primarily reflects the increase in foreign and domestic sales volume mentioned above as well as the efficiencies resulting from increased manufacturing activity. High real interest rates on short-term investments and a reduction in unrealized exchange losses mitigated increased selling and general expense.


Income Taxes
The overall effective income tax rate is 35% in the current quarter as well as the prior year's quarter. The rate has been adversely affected in both years by monetary policy changes in Brazil that have dramatically reduced inflation but also caused high taxes in U.S. dollars.





                       LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position with a working capital ratio of 5.4 to one on September 23, 1995 and 5.0 to one on June 24, 1995.

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

      (a) A regular meeting of shareholders was held on September 20, 1995.

      (c) The following directors were elected:
                                                               abstentions
                                             Votes      Votes   and broker
                                              For     Withheld   non-votes

            A shares voting as separate class:

                  J. Richard Bullock       4,337,163   32,921       N/A

            A and B shares voting together:

                  George B. Webber        24,570,317  153,387       N/A



ITEM 6.  Exhibits and Reports on Form 8-K.

         None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE L. S. STARRETT COMPANY
                                                  (Registrant)


Date      November 2, 1995                   S/ R. U. WELLINGTON, JR.
                                        R. U. Wellington, Jr. (Treasurer
                                          and Chief Financial Officer)


Date      November 2, 1995                     S/ S. G. THOMSON
                                    S. G. Thomson (Chief Accounting Officer)