Form 10-Q
period 1995-12-23
STARRETT L S CO
filed 1996-02-06
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 23, 1995

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

                             YES   X   NO


Common Shares outstanding as of      December 23, 1995    :

     Class A Common Shares      5,003,797

     Class B Common Shares      2,058,158






                                 Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 23, 1995 and
                  December 24, 1994 (unaudited)                         3

                  Consolidated Balance Sheets - December 23,
                  1995 (unaudited) and June 24, 1995                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 23, 1995 and December 24, 1994
                  (unaudited)                                           5

                  Calculation of Shares for Computation of
                  Consolidated Earnings per Share - thirteen
                  and twenty-six weeks ended December 23,
                  1995 and December 24, 1994 (unaudited)                6

                  Notes to Consolidated Financial Statements            7


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9






















                                 Page 2 of 9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                               12/23/95 12/24/94  12/23/95 12/24/94

Net sales                               61,883   56,132   113,883  103,448

Cost of goods sold                     (43,178) (39,425)  (79,953) (73,479)
Selling and general                    (12,222) (10,879)  (24,255) (20,905)
Other income and expense                   452      433     1,206      514

Earnings before income taxes             6,935    6,261    10,881    9,578
Provision for federal, foreign and
      state income taxes                 2,308    2,416     3,691    3,573

Net earnings                             4,627    3,845     7,190    6,005
Earnings per share                         .66      .55      1.02      .85
Dividends per share                        .18      .17       .36      .34


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          4,627    3,845     7,190    6,005
   Noncash expenses:
      Depreciation and amortization      2,332    2,330     4,686    4,656
      Deferred taxes                        88      197       492      881
      Unrealized translation losses         70        9        68      310
   Working capital changes:
      Receivables                       (5,166)  (1,423)   (1,477)  (4,119)
      Inventories                         (339)   1,912    (7,858)   1,436
      Other assets and liabilities       4,799    2,328     4,389    4,851
   Prepaid pension cost and other         (141)    (792)     (277)  (1,272)

         Net cash from operations        6,270    8,406     7,213   12,748

Cash flows from investing activities:
   Additions to plant and equipment     (2,806)  (2,323)   (5,450)  (4,293)
   (Increase)decrease in short-term
      investments                         (407)  (2,304)    1,300   (5,085)

         Net cash used in investing     (3,213)  (4,627)   (4,150)  (9,378)

Cash flows from financing activities:
   Long-term debt repayments              (300)    (300)     (300)    (300)
   Common stock issued                     880      507     1,503      522
   Treasury shares purchased              (891)  (1,090)   (2,803)  (1,565)
   Dividends                            (1,265)  (1,208)   (2,532)  (2,415)

         Net cash used in financing     (1,576)  (2,091)   (4,132)  (3,758)

Effect of translation rate changes
      on cash                              (17)      19       (27)     (38)

Net increase (decrease) in cash          1,464    1,707    (1,096)    (426)
Cash, beginning of period                   29      245     2,589    2,378
Cash, end of period                      1,493    1,952     1,493    1,952

               See notes to consolidated financial statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Dec. 23     June 24
                                                        1995        1995
ASSETS                                               (unaudited)

Current assets:
   Cash                                                  1,493       2,589
   Short-term investments                               27,120      28,511
   Accounts receivable (less allowance for doubtful
         accounts of $1,293,000 and $1,071,000)         39,738      38,716
   Inventories:
      Finished goods                                    26,605      22,698
      Goods in process and finished parts               19,203      18,928
      Raw materials and supplies                        17,903      14,571

                                                        63,711      56,197
   Prepaid expenses and other current assets             1,195       4,625

                  Total current assets                 133,257     130,638

Property, plant and equipment, at cost (less
      accumulated depreciation of $56,454,000
      and $52,722,000)                                  58,804      58,135
Cost in excess of net assets acquired (less
      accumulated amortization of $2,935,000
      and $2,766,000)                                    8,286       8,488
Prepaid pension cost                                    16,946      16,328
Other assets                                               350         351

                                                       217,643     213,940
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities                  2,122         600
   Accounts payable and accrued expenses                13,144      14,080
   Accrued salaries and wages                            5,297       5,102
   Taxes payable                                         6,445       6,005
   Employee deposits for stock purchase plan               131         378

                  Total current liabilities             27,139      26,165

Deferred income taxes                                    8,377       8,093
Long-term debt                                           8,400       8,700
Accumulated postretirement medical benefit obligation   14,352      14,153

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)     5,004       4,951
      Class B Common $1 par (10,000,000 shrs. auth.)     2,057       2,166
      Additional paid-in capital                        35,470      34,610
      Retained earnings reinvested and employed in
            the business                               122,060     119,506
      Equity Adjustments                                (5,216)     (4,404)

                  Total stockholders' equity           159,375     156,829

                                                       217,643     213,940

               See Notes to Consolidated Financial Statements
                                 Page 4 of 9
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Twenty-six Weeks Ended December 23, 1995 and December 24, 1994
                          (in thousands of dollars)
                                 (unaudited)


                          Common      Addi-
                         Stock Out-  tional               Equity
                         standing   Paid-in   Retained    Adjust-
                         ($1 Par)   Capital   Earnings    ments     Total

Balance June 25,1994
  (1,251,378 Class A
  and 133,397 Class B
  shares in treasury)       7,107    32,272    113,147    (5,878)  146,648
Net earnings                                     6,005               6,005
Dividends ($.34)                                (2,415)             (2,415)
Treasury shares:
  Purchased                   (73)     (361)    (1,131)             (1,565)
  Issued                        8       161                            169
Options exercised              20       333                            353
ESOP loan repayments                                         543       543
Translation gain, net                                        819       819
Investment valuation                                        (292)     (292)

Balance Dec. 24, 1994
  (1,306,060 Class A
  and 143,969 Class B
  shares in treasury)        7,062    32,405   115,606    (4,808)  150,265



Balance June 24, 1995
  (883,556 Class A
  and 155,628 Class B
  shares in treasury)        7,117    34,610   119,506    (4,404)  156,829
Net earnings                                     7,190               7,190
Dividends ($.36)                                (2,532)             (2,532)
Treasury shares:
  Purchased                   (123)     (576)   (2,104)             (2,803)
  Issued                        60     1,301                         1,361
Options exercised                7       135                           142
Translation loss, net                                       (879)     (879)
Investment valuation                                          67        67

Balance Dec. 23, 1995
  (900,881 Class A
  and 201,433 Class B
  shares in treasury)        7,061    35,470   122,060    (5,216)  159,375










               See Notes to Consolidated Financial Statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                  Calculation of Shares for Computation of
                       Consolidated Earnings per Share
                                 (unaudited)

                                       13 Weeks Ended      26 Weeks Ended
                                     12/23/95  12/24/94  12/23/95  12/24/94

Average number of shares out-
  standing during the period        7,051,542 7,086,749 7,069,205 7,093,029

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                        8,785     4,826     9,691     6,866


Average common and common equiva-
  lent shares outstanding           7,060,327 7,091,575 7,078,896 7,099,895








































               See Notes to Consolidated Financial Statements
                                 Page 6 of 9

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 23, 1995 and June 24, 1995; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 23, 1995 and December 24, 1994; and changes in stockholders' equity for the twenty-six weeks ended December 23, 1995 and December 24, 1994.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 24, 1995, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       1995     1994      1995     1994

      Interest income                  483      333       999      661
      Interest expense and com-
        mitment fees                  (222)    (212)     (398)    (433)
      Realized and unrealized ex-
        change gains and losses       (117)     249      (145)      13
      Other                            308       63       750      273
                                       452      433     1,206      514

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

Approximately 80% of all inventories are valued on the LIFO method. At December 23, 1995, and June 24, 1995, total inventories are $25,789,000 and $25,627,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December       June
                                                1995         1995

            Industrial revenue bond             3,000        3,300
            Revolving credit agreement          6,000        6,000
                                                9,000        9,300
            Less current portion                  600          600
                                                8,400        8,700

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            RESULTS OF OPERATIONS


Sales
Sales are up 10% for the quarter as well as year to date. The increase in the quarterly and year to date comparisons is in all locations, with the exception of Brazil, where there was a slight decrease in sales in the December quarter.


Earnings Before Taxes
Pretax earnings are up 11% for the quarter and 14% year to date. This is primarily the result of the foreign and domestic sales volume changes mentioned above and increased factory operating hours that result in higher overhead absorption. The quarter and year to date improvement over the prior year was moderated somewhat by state mandated wage increases in Brazil that, in the short term, have not been able to be passed on in the form of increased selling prices.


Income Taxes
The effective income tax rate is 33% for the quarter and 34% year to date compared to 39% and 37% for the same periods in the prior year. The decrease is attributable mainly to the lower contribution to pretax earnings from Brazil, where the effective tax rate is higher than in the U.S., and, in 1994, was particularly high as a result of the monetary program instituted by the Brazilian government.


                       LIQUIDITY AND CAPITAL RESOURCES


The Company continues to maintain a strong financial position with a working capital ratio of 4.9 to 1 on December 23, 1995 and 5.0 to 1 on June 24, 1995. Cash and short-term investments are down slightly reflecting a temporary increase in inventories in Brazil.


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


The Company believes that existing cash balances, funds generated from operations and available funds under its credit line will be sufficient to meet foreseeable cash needs. Cash not immediately required for working capital needs is invested in short-term government securities and other money market instruments. These temporary cash investments should be considered when analyzing overall cash flow.

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


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date      February 6, 1995        S/ R. U. WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date      February 6, 1995        S/ S. G. THOMSON
                                 S. G. Thomson (Chief Accounting Officer)