Form 10-Q
period 1996-03-23
STARRETT L S CO
filed 1996-05-06
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 23, 1996

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

                             YES   X   NO


Common Shares outstanding as of      March 23, 1996    :

     Class A Common Shares      5,023,025

     Class B Common Shares      2,032,055





                                 Page 1 of 8
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended March 23, 1996 and
                  March 25, 1995 (unaudited)                            3

                  Consolidated Balance Sheets - March 23,
                  1996 (unaudited) and June 24, 1995                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 23, 1996 and March 25, 1995
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         8



























                                 Page 2 of 8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/23/96  3/25/95   3/23/96  3/25/95

Net sales                               53,042   52,720   166,925  156,168

Cost of goods sold                     (36,863) (37,853) (116,816)(111,332)
Selling and general                    (11,716) (10,944)  (35,971) (31,849)
Other income and expense                   163      647     1,369    1,161

Earnings before income taxes             4,626    4,570    15,507   14,148
Provision for federal, foreign and
      state income taxes                 1,296    1,751     4,987    5,324

Net earnings                             3,330    2,819    10,520    8,824
Earnings per share                         .47      .40      1.49     1.25
Dividends per share                        .18      .17       .54      .51


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          3,330    2,819    10,520    8,824
   Noncash expenses:
      Depreciation and amortization      2,296    2,345     6,982    7,001
      Deferred taxes                        96      406       588    1,287
      Unrealized translation losses(gains)   6     (182)       74      128
   Working capital changes:
      Receivables                        2,746    1,533     1,269   (2,586)
      Inventories                       (4,775)     443   (12,633)   1,879
      Other assets and liabilities       1,527    1,217     5,916    6,068
   Prepaid pension cost and other         (216)      15      (493)  (1,257)

         Net cash from operations        5,010    8,596    12,223   21,344

Cash flows from investing activities:
   Additions to plant and equipment     (3,668)  (3,286)   (9,118)  (7,579)
   Increase in short-term investments   (1,332)  (3,304)      (32)  (8,389)

         Net cash used in investing     (5,000)  (6,590)   (9,150) (15,968)

Cash flows from financing activities:
   Long-term debt repayments                     (1,000)     (300)  (1,300)
   Common stock issued                     750      155     2,253      677
   Treasury shares purchased              (940)    (802)   (3,743)  (2,367)
   Dividends                            (1,264)  (1,137)   (3,796)  (3,552)

         Net cash used in financing     (1,454)  (2,784)   (5,586)  (6,542)

Effect of translation rate changes
      on cash                               (2)       7       (29)     (31)

Net increase (decrease) in cash         (1,446)    (771)   (2,542)  (1,197)
Cash, beginning of period                1,493    1,952     2,589    2,378

Cash, end of period                         47    1,181        47    1,181

               See notes to consolidated financial statements
                                 Page 3 of 8
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Mar. 23     June 24
                                                        1996        1995
ASSETS                                               (unaudited)

Current assets:
   Cash                                                     47       2,589
   Short-term investments                               28,699      28,511
   Accounts receivable (less allowance for doubtful
         accounts of $1,368,000 and $1,071,000)         36,952      38,716
   Inventories:
      Finished goods                                    27,778      22,698
      Goods in process and finished parts               21,588      18,928
      Raw materials and supplies                        19,107      14,571

                                                        68,473      56,197
   Prepaid expenses and other current assets             1,106       4,625

                  Total current assets                 135,277     130,638

Property, plant and equipment, at cost (less
      accumulated depreciation of $58,613,000
      and $52,722,000)                                  60,269      58,135
Cost in excess of net assets acquired (less
      accumulated amortization of $3,020,000
      and $2,766,000)                                    8,200       8,488
Prepaid pension cost                                    17,268      16,328
Other assets                                               351         351

                                                       221,365     213,940
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities                  3,978         600
   Accounts payable and accrued expenses                14,952      14,080
   Accrued salaries and wages                            4,131       5,102
   Taxes payable                                         5,146       6,005
   Employee deposits for stock purchase plan               283         378

                  Total current liabilities             28,490      26,165

Deferred income taxes                                    8,526       8,093
Long-term debt                                           8,400       8,700
Accumulated postretirement medical benefit obligation   14,475      14,153

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)     5,023       4,951
      Class B Common $1 par (10,000,000 shrs. auth.)     2,031       2,166
      Additional paid-in capital                        35,991      34,610
      Retained earnings reinvested and employed in
            the business                               123,422     119,506
      Equity Adjustments                                (4,993)     (4,404)

                  Total stockholders' equity           161,474     156,829

                                                       221,365     213,940

               See notes to consolidated financial statements
                                 Page 4 of 8
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
      For the Thirty-nine Weeks Ended March 23, 1996 and March 25, 1995
                          (in thousands of dollars)
                                 (unaudited)


                          Common      Addi-
                         Stock Out-  tional               Equity
                         standing   Paid-in   Retained    Adjust-
                         ($1 Par)   Capital   Earnings    ments     Total

Balance June 25,1994
  (1,251,378 Class A
  and 133,397 Class B
  shares in treasury)       7,107    32,272    113,147    (5,878)  146,648
Net earnings                                     8,824               8,824
Dividends ($.51)                                (3,552)             (3,552)
Treasury shares:
  Purchased                  (109)     (535)    (1,723)             (2,367)
  Issued                       15       309                            324
Options exercised              20       333                            353
ESOP loan repayments                                         543       543
Translation gain, net                                      1,121     1,121
Investment valuation                                        (300)     (300)

Balance Mar. 25, 1995
  (1,327,337 Class A
  and 151,841 Class B
  shares in treasury)        7,033    32,379   116,696    (4,514)  151,594



Balance June 24, 1995
  (883,556 Class A
  and 155,628 Class B
  shares in treasury)        7,117    34,610   119,506    (4,404)  156,829
Net earnings                                    10,520              10,520
Dividends ($.54)                                (3,796)             (3,796)
Treasury shares:
  Purchased                   (161)     (774)   (2,808)             (3,743)
  Issued                        91     2,020                         2,111
Options exercised                7       135                           142
Translation loss, net                                       (911)     (911)
Investment valuation                                         322       322

Balance Mar. 23, 1996
  (899,272 Class A
  and 209,917 Class B
  shares in treasury)        7,054    35,991   123,422    (4,993)  161,474










               See notes to consolidated financial statements
                                 Page 5 of 8

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 23, 1996 and June 24, 1995; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 23, 1996 and March 25, 1995; and changes in stockholders' equity for the thirty-nine weeks ended March 23, 1996 and March 25, 1995.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 24, 1995, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                   Thirteen Weeks     Thirty-nine Weeks
                                    Ended March          Ended March
                                   1996      1995       1996      1995

      Interest income               412       507      1,411     1,168
      Interest expense and com-
        mitment fees               (296)     (192)      (694)     (625)
      Realized and unrealized ex-
        change gains (losses)       (17)      396       (162)      409
      Other                          64       (64)       814       209
                                    163       647      1,369     1,161


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

Approximately 80% of all inventories are valued on the LIFO method. At March 23, 1996, and June 25, 1995, total inventories are $25,847,000 and $25,627,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                               March         June
                                                1996         1995

            Industrial revenue bond             3,000        3,300
            Revolving credit agreement          6,000        6,000
                                                9,000        9,300
            Less current portion                  600          600
                                                8,400        8,700

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            RESULTS OF OPERATIONS


Sales
Sales are up 1% for the quarter and 7% year to date. The modest increase in the quarterly comparison is due to a slowdown in sales in the month of January that was subsequently reversed. The year to date improvement is in all locations, particularly domestic, and reflects an overall improvement in business conditions.


Earnings Before Taxes
Pretax earnings are up 1% for the quarter and 10% year to date. This is primarily the result of the sales volume changes mentioned above and the resulting increase in factory hours and overhead absorption. The quarter and year to date pretax earnings improvement was moderated by state mandated wage increases in Brazil that, in the short term, have not been passed on in the form of increased selling prices.


Income Taxes
The effective income tax rate is 28% for the quarter and 32% year to date compared to 38% in each of the same periods in the prior year. The decreases are mainly attributable to the lower contribution to pretax earnings from Brazil, where the effective tax rate is higher than in the U.S., and, in fiscal 1995, was particularly high as a result of the monetary program instituted by the Brazilian government.




                       LIQUIDITY AND CAPITAL RESOURCES


The Company continues to maintain a strong financial position with a working capital ratio of 4.7 to 1 on March 23, 1996 and 5.0 to 1 on June 24, 1995. The increase in inventories is mainly in Brazil where shipments did not meet forecast.

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of Shares for Computation of Consolidated
     Earnings per Share
                                       13 Weeks Ended      39 Weeks Ended
                                      3/23/96   3/25/95   3/23/96   3/25/95

Average number of shares out-
  standing during the period        7,046,911 7,051,267 7,061,774 7,079,108

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                       13,756    10,150    11,046     7,961


Average common and common equiva-
  lent shares outstanding           7,060,667 7,061,417 7,072,820 7,087,069


6(b) Reports on Form 8-K.  None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date         May 6, 1996         S/ R. U. Wellington, Jr.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date         May 6, 1996         S/ S. G. Thomson
                                 S. G. Thomson (Chief Accounting Officer)