Form 10-K
period 1996-06-29
STARRETT L S CO
filed 1996-09-11
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 29, 1996         Commission File No.  1- 367

                        THE L.S. STARRETT COMPANY
          (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code       508-249-3551

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

The Registrant had 5,055,185 and 1,994,285 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 26, 1996. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $162,000,000.

The exhibit index is located on page 22.

                     Documents incorporated by reference

Proxy Statement dated August 16, 1996 - Part III





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

At June 29, 1996, the Company had 2,855 employees.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 29, 1996, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

Sales order backlog of the Company at any point in time is negligible.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and Scotland are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's 1996 financial statements found in item 8 of this Form 10K and is hereby incorporated by reference.








The Company generally fills orders from finished goods inventories on hand; total inventories amounted to approximately $70,296,000 at June 29, 1996, and $56,197,000 at June 24, 1995. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are approximately $25,852,000 and $25,627,000 lower, respectively, than if determined on a first-in, first-out
(FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 1996, 1995 and 1994 were approximately $3,472,000, $3,769,000 and $2,718,000, respectively, all of which was expensed in the Company's financial statements.

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

The Company's business is to some extent seasonal, with sales and earnings generally at the lowest level during the first quarter of the fiscal year.

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

The Company-owned facility in Mt. Airy, North Carolina has approximately 234,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine Division, Optical Comparator Division, Ground Flat Stock Division and Vise Division. This plant is subject to a mortgage collateralizing a $2,700,000 Industrial Revenue Bond.

The Company's Advanced Technology Division, located in Gardner, Massachusetts, occupies about 9,000 square feet of leased facilities.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 136,000 square foot building. In addition, this division leases 45,000 square feet of manufacturing space located in Mayaguez, Puerto Rico.

The Company's Exact Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.




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

In addition, the Company owns and operates warehouses/sales offices in Atlanta, Georgia; Glendale, Arizona; and Elmhurst, Illinois. The Company's Buena Park, California warehouse operations were moved to Glendale, Arizona in fiscal 1995 and the Company's Farmington Hills, Michigan sales office was closed at the end of fiscal 1996.

In its opinion, all of the Company's property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 1996.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.

PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 26, 1996, there were 2,437 registered holders of Class A common stock and 2,008 registered holders of Class B common stock.

      Quarter ended               Dividends            High       Low
      September 1994                 0.17            $ 22.88    $ 20.38
      December 1994                  0.17              22.50      20.00
      March 1995                     0.17              22.75      21.50
      June 1995                      0.18              23.88      21.88

      September 1995                 0.18              23.50      22.00
      December 1995                  0.18              25.88      22.50
      March 1996                     0.18              25.38      23.50
      June 1996                      0.18              26.38      24.13





Item 6 - Selected Financial Data

                           Years ended in June ($000 except per share data)
                             1996      1995      1994      1993      1992
Net sales                  $235,467  $214,215  $180,178  $174,801  $180,275
Net earnings before
  accounting changes         17,331    13,487     9,041     8,743   *10,537
Earnings per share before
  accounting changes           2.45      1.91      1.28      1.25     *1.52
Long-term debt                7,100     8,700    10,843    14,527    18,212
Total assets                227,312   213,940   198,032   194,436   198,002
Dividends per share            0.72      0.69      0.68      0.68      0.68

* Before charge of $7,729,000 ($1.12 per share) for cumulative effect on prior year earnings of accounting changes for postretirement benefits and income taxes.



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


Sales

Sales increased 10% in 1996 following a 19% increase a year ago. Domestic sales accounted for almost all of the increase in the current year due to better economic conditions in our industry and some added distribution channels. Foreign sales increased only modestly as Brazil struggled with the effects of high real interest rates. Last year's sales increase came primarily from our foreign operations. Exchange rate changes in both Scotland and Brazil contributed somewhat, but the main factor was the Brazilian economy causing 1995 unit volume there to be up 60%.


Earnings Before Taxes

Pretax earnings are up 16% for the year. This follows a 107% increase in 1995. Looking at domestic results only, pretax earnings are up 59% this year and were up 33% last year, both year's increases being due primarily to volume and the related effects of increased factory hours and overhead absorption. On the foreign side, significant unit volume and price increases achieved in Brazil in fiscal 1995 could not be improved upon in 1996 as the economy fought the effects of high real interest rates. Mandated wage increases in Brazil during a period when it was difficult to raise prices caused a decline in pretax income in 1996.


Net Earnings

1996 net earnings are up 29% over 1995 while 1995 earnings were up 49% over 1994. The effective tax rate is 34% in 1996 compared to 40% in 1995 and 17% in 1994. The fiscal 1996 effective tax rate is back to a normal range after two years of wide fluctuation. Tax-exempt interest, Puerto Rico tax incentives and dividends on ESOP stock usually contribute to an overall effective tax rate that is slightly lower than the combined domestic statutory rate. The increase in the effective tax rate in 1995 came about because of the monetary plan instituted in Brazil two years ago that caused high local taxable income until pre plan inventories were sold, which has largely happened by the end of 1996. In addition, there were several statutory rate reductions in Brazil toward the end of 1996. The big drop in the effective tax rate in 1994 again came from Brazil where two things happened: 1) higher inflation resulted in higher tax deductions for monetary correction (an accounting concept unique to Brazil) and 2) the Company resolved favorably a tax dispute dating to 1991.


LIQUIDITY AND CAPITAL RESOURCES

                                                Years ended in June ($000)
                                                1996       1995       1994

   Cash provided by operations                $17,770    $18,008    $16,371
   Cash used in investing activities          (10,744)   (11,322)   (10,224)
   Cash used in financing activities           (8,187)    (6,380)    (6,462)
   Effect of translation rate changes on cash     (11)       (95)      (152)
     Increase (decrease) in cash              $(1,172)   $   211    $  (467)


Cash flows provided by operating activities decreased $0.2 million in 1996.
The increase in the cash from earnings was more than offset by the cash used to finance increased inventory. The 1995 increase of $1.6 million was primarily due to the increase in earnings.

The Company's investing activities consist mainly of expenditures for property, plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $11.6, $9.8 and $6.6 million in 1996, 1995 and 1994 are typical and the Company anticipates similar levels of capital expenditures in the near term.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares.

The Company maintains sufficient liquidity and has adequate resources to fund its operations under current business conditions. The Company maintains two lines of credit as discussed in the notes to the financial statements. These lines have been used primarily to finance acquisitions in prior years. The Company continues to maintain a strong financial position with a working capital ratio of 4.8 to 1 as of June 29, 1996 and 5.0 to 1 as of June 24, 1995. Cash not immediately required for working capital is invested in short-term money market instruments with maturities generally less than one year (however, see notes to financial statements regarding investments in Puerto Rico).

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





SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Item, as well as other portions of this document and the 1996 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, foreign operations, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Foreign Operations: For the period ended June 29, 1996, approximately 32% of the Company's sales were derived from foreign operations and, as of June 29, 1996, approximately 32% of the Company's net assets were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, is a study in contrasts, very often changing from year to year due primarily to their political situation and high inflation economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Cyclical Nature of the Industry: The market for the Company's products is subject to general economic conditions, including the level of capital spending by industrial companies. As such, recessionary forces decrease demand for the Company's products and adversely affect performance.

Risks Related to Competition: The Company's business is subject to direct and indirect competition from both domestic and foreign firms. In particular, low-wage foreign sources have created severe competitive pricing pressures. Under certain circumstances, including significant changes in U.S. and foreign currency relationships, such pricing pressures might reduce unit sales and/or adversely affect the Company's margins.


Item 8 - Financial Statements and Supplementary Data

Contents:                                                            Page

  Report of Independent Auditors                                       8

  Consolidated Statements of Earnings and Cash Flows                   9

  Consolidated Balance Sheets                                         10

  Consolidated Statements of Stockholders' Equity                     11

  Notes to Consolidated Financial Statements                         12-19








REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 29, 1996 and June 24, 1995, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 29, 1996 and June 24, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.


S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
August 2, 1996


























                          THE L.S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
 For the years ended in June (in thousands of dollars except per share data)


                                              1996       1995       1994
EARNINGS
Net sales                                   $235,467   $214,215   $180,178

Cost of goods sold                          (161,238)  (149,871)  (129,485)
Selling, general and administrative expense  (49,567)   (43,480)   (37,832)
Other income and expense                       1,490      1,648     (2,007)

Earnings before income taxes                  26,152     22,512     10,854
Income taxes                                   8,821      9,025      1,813

Net earnings                                $ 17,331   $ 13,487   $  9,041

Earnings per share                          $   2.45   $   1.91   $   1.28




CASH FLOWS
Cash flows from operating activities:
  Net earnings                              $ 17,331   $ 13,487   $  9,041
  Noncash expenses:
    Depreciation and amortization              9,268      9,098      8,681
    Deferred taxes                                10      1,130       (254)
    Unrealized translation losses                 99        596      5,476
  Working capital changes:
    Receivables                                  564    (10,367)    (8,499)
    Inventories                              (14,289)    (2,554)       (17)
    Other current assets and liabilities       3,639      6,636      3,400
  Prepaid pension and other                    1,148        (18)    (1,457)
    Net cash from operating activities        17,770     18,008     16,371
Cash flows from investing activities:
  Additions to plant and equipment           (11,609)    (9,795)    (6,567)
  Decrease(Increase)in short-term investment     865     (1,527)    (3,657)
    Net cash used in investing activities (10,744) (11,322) (10,224) Cash flows from financing activities:
  Debt repayments                             (1,600)    (1,600)    (2,600)
  Common stock issued                          3,130      3,175      2,678
  Treasury shares purchased                   (4,656)    (3,061)    (1,735)
  Dividends                                   (5,061)    (4,894)    (4,805)
    Net cash used in financing activities     (8,187)    (6,380)    (6,462)
Effect of translation rate changes on cash       (11)       (95)      (152)
Net increase (decrease) in cash               (1,172)       211       (467)
Cash beginning of year                         2,589      2,378      2,845
Cash end of year                            $  1,417   $  2,589   $  2,378

Supplemental cash flow information:
  Interest paid                             $    870   $    815   $    662
  Taxes paid                                $  9,289   $  5,200   $  1,359

               See Notes to Consolidated Financial Statements




                          THE L.S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                      June 29     June 25
ASSETS                                                  1996        1995
Current assets:
  Cash                                                $  1,417    $  2,589
  Short-term investments                                27,794      28,511
  Accounts receivable (less allowance for doubtful
    accounts of $1,284,000 and $1,071,000)              37,745      38,716
  Inventories                                           70,296      56,197
  Prepaid expenses and other current assets              4,746       4,625
    Total current assets                               141,998     130,638

Property, plant and equipment, at cost:
  Land                                                   1,946       2,156
  Buildings (less accumulated depreciation of
    $15,467,000 and $14,673,000)                        21,206      21,460
  Machinery and equipment (less accumulated
    depreciation of $40,368,000 and $38,009,000)        36,450      34,519
      Total property, plant and equipment               59,602      58,135

Cost in excess of net assets acquired (less accumu-
  lated amortization of $3,117,000 and $2,766,000)       8,115       8,488
Prepaid pension cost                                    17,246      16,328
Other assets                                               351         351
                                                      $227,312    $213,940


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities                $  3,199    $    600
  Accounts payable and accrued expenses                 14,432      12,803
  Accrued salaries and wages                             6,149       5,102
  Taxes payable                                          5,545       6,005
  Dividend payable                                                   1,277
  Employee deposits for stock purchase plan                528         378
      Total current liabilities                         29,853      26,165

Deferred income taxes                                    8,001       8,093
Long-term debt                                           7,100       8,700
Accumulated postretirement benefit obligation           15,073      14,153

Stockholders' equity:
  Class A Common Stock $1 par (10,000,000 shrs. auth.)   5,051       4,951
  Class B Common Stock $1 par (10,000,000 shrs. auth.)   2,004       2,166
  Additional paid-in capital                            36,650      34,610
  Retained earnings reinvested and employed in
    the business                                       128,272     119,506
  Foreign currency translation adjustment               (4,716)     (4,147)
  Other equity adjustments                                  24        (257)
    Total stockholders' equity                         167,285     156,829
                                                      $227,312    $213,940

               See Notes to Consolidated Financial Statements




                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
               For the years ended in June, 1994 through 1996
                               (in thousands)

                    Common    Addi-            Equity Adjustments
                  Stock Out- tional            Currency
                   standing  Paid-in  Retained  Trans-
                   ($1 Par)  Capital  Earnings  lation    Other     Total

Balance, 6/26/93
 (1,303,954 Class A
 and 111,482 Class B
 shares in treasury)$ 7,065  $30,023  $110,259  $(4,298) $(1,627) $141,422
Net earnings                             9,041                       9,041
Dividends ($0.68)                       (4,805)                     (4,805)
Treasury shares:
  Purchased             (72)    (315)   (1,348)                     (1,735)
  Issued                102    2,341                                 2,443
Options exercised        12      223                                   235
ESOP loan repayments                                       1,084     1,084
Translation loss,net                             (1,037)            (1,037)
Balance, 6/25/94
 (1,251,378 Class A
 and 133,397 Class B
 shares in treasury)  7,107   32,272   113,147   (5,335)    (543)  146,648
Net earnings                            13,487                      13,487
Dividends ($0.69)                       (4,894)                     (4,894)
Treasury shares:
  Purchased            (139)    (688)   (2,234)                     (3,061)
  Issued                121    2,541                                 2,662
Options exercised        28      485                                   513
ESOP loan repayments                                         543       543
Short-term investments                                      (257)     (257)
Translation gain,net                              1,188              1,188
Balance, 6/24/95
 (883,556 Class A
 and 155,628 Class B
 shares in treasury)  7,117   34,610   119,506   (4,147)    (257)  156,829
Net earnings                            17,331                      17,331
Dividends ($0.72)                       (5,061)                     (5,061)
Treasury shares:
  Purchased            (197)    (955)   (3,504)                     (4,656)
  Issued                120    2,730                                 2,850
Options exercised        15      265                                   280
Short-term investments                                       281       281
Translation loss,net                               (569)              (569)
Balance, 6/29/96
 (895,516 Class A
 and 220,572 Class B
 shrs. in treasury) $ 7,055  $36,650  $128,272  $(4,716) $    24  $167,285





               See Notes to Consolidated Financial Statements




                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation: The consolidated financial statements include the accounts of The L.S. Starrett Company and subsidiaries, a manufacturer of industrial, professional and consumer products. All subsidiaries are wholly-owned and all significant intercompany items have been eliminated. The Company's fiscal year ends on the last Saturday in June. Results for fiscal 1996 include 53 weeks compared to 52 weeks in 1995 and 1994. The fiscal years of the Company's subsidiaries in Scotland and Brazil end in May and April, respectively.

Fair market value of financial instruments: The Company's financial instruments consist primarily of current assets, current liabilities, and long-term debt. Current assets, except inventories (see Inventories) and except short-term investments, and current liabilities are stated at cost, which approximates fair market value; long-term debts, which are at current market interest rates, also approximate fair market value. The Company does not purchase derivative financial instruments.

Short-term investments: Short-term investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The Company considers all its investments available for sale.
  As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders equity. Most investments have maturities of less than one year. Included in investments at June 29, 1996 is $6.7 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years.

Inventories: Inventories are stated at the lower of cost or market. For approximately 80% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $54,922,000 and $42,473,000 at the end of 1996 and 1995, respectively, such amounts being $25,852,000 and $25,627,000 less than if determined on a FIFO basis. During 1994, the Company reduced the level of certain LIFO inventories that were carried at significantly lower costs prevailing in prior years. The effect of the LIFO inventory reduction was to increase net earnings approximately $443,000 in 1994 ($.06 per share).

  Total inventories at year end are as follows (in thousands):

                            Goods in Pro-
                              cess and       Raw Materials
          Finished Goods   Finished Parts    and Supplies         Total
    1996     $27,692          $22,858          $19,746          $70,296
    1995      22,698           18,928           14,571           56,197

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $50,000,000 at June 1996) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Long-lived assets: Property, plant and equipment: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years.

  Cost in excess of net assets acquired: These costs are being amortized on a straight-line basis over 10 to 40 years.

  The Company adopted FAS 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) in 1996. The effect on the financial condition and results of operations was not significant.

Research and development: Research and development costs are $3,472,000 in 1996, $3,769,000 in 1995 and $2,718,000 in 1994.

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

Use of accounting estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Amounts ultimately realized could differ from those estimates.

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):

                                                   1996     1995     1994

  Interest income                                $ 1,889  $ 2,037  $ 1,035
  Interest expense and commitment fees              (917)    (813)    (662)
  Realized and unrealized translation gains
    and losses                                      (140)     192   (2,708)
  Other                                              658      232      328
                                                 $ 1,490  $ 1,648  $(2,007)





INCOME TAXES
The provision for income taxes consists of the following (in thousands):

                                                   1996     1995     1994
  Current:
    Federal                                      $ 5,058  $ 2,380  $   863
    Foreign                                        2,385    4,603      615
    State                                          1,368      912      589
  Deferred                                            10    1,130     (254)
                                                 $ 8,821  $ 9,025  $ 1,813
The resolution of a tax dispute in Brazil resulted in a reduction of foreign tax expense of $350,000 in 1994. Pretax domestic income was $19,169,000, $12,022,000 and $8,916,000 in 1996, 1995 and 1994, respectively.

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                   1996     1995     1994
  Expected tax expense                           $ 9,153  $ 7,654  $ 3,690
  Increase (decrease) from:
    State and Puerto Rico taxes, net
      of federal benefit                             219     (425)    (378)
    Foreign taxes, net of federal credits           (437)   1,815   (1,034)
    Nontaxable investment income                    (151)    (191)    (158)
    Other                                             37      172     (307)
  Actual tax expense                             $ 8,821  $ 9,025  $ 1,813


Deferred income taxes at year end are attributable to the following (in thousands):
                                                            1996     1995
  Deferred assets:
    Retiree medical benefits                              $(6,109) $(5,595)
    Inventories                                            (1,111)    (886)
    Foreign loss carryforwards                               (145)    (474)
    Other                                                  (1,169)  (1,224)
                                                           (8,534)  (8,179)
  Deferred liabilities:
    Prepaid pension                                         7,056    6,525
    Other employee benefits                                   561      638
    Depreciation                                            6,075    6,237
    Other                                                   1,004      942
                                                           14,696   14,342
  Current portion                                           1,839    1,930
                                                          $ 8,001  $ 8,093

Foreign loss carryforwards begin expiring in 2001.


EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 1996, 1995 and




1994, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(87,000), $(152,000) and $(124,000), respectively.

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

                                                   1996     1995     1994
  Cost of benefits earned during current year    $ 2,238  $ 2,028  $ 1,876
  Interest on projected benefit obligation         3,330    3,194    3,083
  Actual return on assets                        (12,349)  (8,943)  (1,150)
  Net amortization and deferral                    5,830    2,853   (4,714)
                                                 $  (951) $  (868) $  (905)


The plans' funded status at year end is as follows (in thousands):

                                                            1996     1995
  Vested accumulated benefit obligation                   $63,175  $61,065
  Nonvested accumulated benefit obligation                     65    1,929
  Effect of future compensation increases                   8,026    6,152
  Projected benefit obligation                             71,266   69,146
  Plan assets at fair market value                        112,779  102,314
  Funded status                                            41,513   33,168
  Unrecognized portion of net assets                       24,267   16,840
  Prepaid pension cost                                    $17,246  $16,328

The assumed discount rate and rate of increase in compensation used in determining the projected benefit obligation are 7% and 5%, respectively, for the domestic plan and 8.5% and 6.5% for the foreign plan. The assumed long-term rate of return on plan assets is 7% for the domestic plan and 8.5% for the foreign plan.

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

                                                            1996     1995
  Accumulated postretirement benefit obligation:
    Retirees                                              $ 6,556  $ 6,526
    Active plan participants                                9,752    9,378
    Unrecognized loss                                      (1,235)  (1,751)
  Accumulated postretirement benefit obligation
    accrued                                               $15,073  $14,153


Postretirement benefit expense consists of the following (in thousands):

                                                   1996     1995     1994
  Service cost                                   $   490  $   425  $   414
  Interest cost                                    1,096    1,054    1,039
  Amortization cost                                   27      38        53
                                                 $ 1,613  $ 1,517  $ 1,506






The Company's portion of the annual rate of increase in the per capita cost of covered benefits is assumed to be 2%. A one percentage point increase in the assumed cost escalation rate would increase the accumulated benefit obligation by $1.2 million and the annual expense by $150,000. A discount rate of 7% was used in determining the accumulated benefit obligation.




LONG-TERM DEBT
At year end, long-term debt consists of the following (in thousands):

                                                            1996     1995
  Industrial revenue bond                                 $ 2,700  $ 3,300
  Revolving credit agreement                                5,000    6,000
                                                            7,700    9,300
  Less current maturities                                     600      600
                                                          $ 7,100  $ 8,700

The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (5.1% at June 29, 1996). The revolving credit agreement consists of a $10,000,000 line due March 30, 1996 under which there were no borrowings at June 29, 1996 and a $10,000,000 line due March 30, 2000. The credit agreement is with two banks and requires commitment and other fees of .3%. Interest rates vary, but approximate LIBOR plus .33% (5.8% as of June 29, 1996). All debt agreements contain financial covenants, the most restrictive of which is that at June 29, 1996 the Company must have tangible net worth of $134,000,000. Annual principal payments on debt are required as follows: 1997-1999 $600,000; 2000 $5,600,000; 2001
$300,000.



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

Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. The average purchase price of the optioned stock outstanding at the end of 1996, 1995 and 1994 was $19.45, $18.90 and $20.33, respectively. Changes under the plans were as follows:



                                                            Shares
                                                    On Option    Unoptioned
  Balance, June 26, 1993                              59,336      754,638
    Options granted                                   31,453      (31,453)
    Options exercised ($19.34 and $20.40)            (11,946)
    Options canceled                                 (17,287)      15,259
  Balance, June 25, 1994                              61,556      738,444
    Options granted                                   47,719      (47,719)
    Options exercised ($17.75 and $19.24)            (28,232)
    Options canceled                                 (21,132)      21,132
  Balance, June 24, 1995                              59,911      711,857
    Options granted                                   32,793      (32,793)
    Options exercised ($19.34 and $19.02)            (14,548)
    Options canceled                                 (15,804)      15,804
  Balance, June 29, 1996                              62,352      694,868

The Company will be required to adopt FAS 123 (Accounting for Stock Based Compensation) in 1997. This standard requires certain disclosure about the value of stock options.

At June 29, 1996, a total of 757,220 shares of Class A common stock are reserved for issuance under the plans. The outstanding options include the following:
                                      Number of       85% of Market Price
    Expiration Date                Class A Shares      on Date of Grant
  November 7, 1996                     22,077               $17.75
  June 5, 1997                         10,847                19.55
  November 20, 1997                    14,528                19.45
  June 3, 1998                         14,900                21.89
                                       62,352

In addition, 87,765 shares of common stock are reserved for the Company's 401(k) plan at June 29, 1996. Since inception in 1986, 668,080 Class A and 44,155 Class B shares have been issued under this plan.

In fiscal 1996, 363,473 shares of Class A treasury stock were canceled and returned to the status of authorized but unissued.



















OPERATING DATA
The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. Revenues, operating income and identifiable assets of the Company's domestic and foreign operations are summarized as follows (in thousands):

                                                      Elimina-   Consoli-
                             Domestic     Foreign      tions       dated
  1996:
    Sales                    $161,175    $ 74,292                $235,467
    Intercompany transfers      2,076       8,320    $(10,396)
    Revenues                  163,251      82,612     (10,396)    235,467
    Operating income           17,034       7,628                  24,662
    Identifiable assets       167,015      70,699     (10,402)    227,312
    Net assets                120,227      53,745      (6,687)    167,285

  1995:
    Sales                    $143,817    $ 70,398                $214,215
    Intercompany transfers      1,515       8,578    $(10,093)
    Revenues                  145,332      78,976     (10,093)    214,215
    Operating income           10,284      10,580                  20,864
    Identifiable assets       159,389      63,306      (8,755)    213,940
    Net assets                113,442      49,275      (5,888)    156,829

  1994:
    Sales                    $132,804    $ 47,374                $180,178
    Intercompany transfers      1,437       6,665    $ (8,102)
    Revenues                  134,241      54,039      (8,102)    180,178
    Operating income            7,695       5,166                  12,861
    Identifiable assets       152,128      55,059      (9,155)    198,032
    Net assets                107,237      45,386      (5,975)    146,648


Operating income is computed exclusive of other income and expense and income taxes. Transfers are recorded at normal selling price for finished goods and at cost plus a percentage to cover expenses for finished parts, work in process and raw materials. Eliminations relate to investments in subsidiaries and intercompany transactions and balances.

The Company believes it has no significant concentrations of credit risk as of June 29, 1996. Trade receivables are disbursed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 11% of sales in 1994.

The significant foreign operations of the Company are located in Scotland and Brazil. These two locations accounted for approximately the following percentages of the indicated foreign information listed above:

                          1996               1995               1994
                    Scotland  Brazil   Scotland  Brazil   Scotland  Brazil
  Revenues             41%      59%       40%      60%       49%      51%
  Operating income     69%      31%       45%      55%       66%      34%
  Identifiable assets  46%      54%       48%      52%       50%      50%








QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)

                                            Earnings
                                             Before               Earnings
                        Net       Gross      Income      Net        Per
  Quarter Ended        Sales      Profit     Taxes     Earnings    Share
  September 1994      $47,316    $13,262    $ 3,316    $ 2,160    $ 0.30
  December 1994        56,132     16,707      6,261      3,845      0.55
  March 1995           52,720     14,867      4,570      2,819      0.40
  June 1995            58,047     19,508      8,365      4,663      0.66
                     $214,215    $64,344    $22,512    $13,487    $ 1.91

  September 1995     $ 52,000    $15,225    $ 3,947    $ 2,563    $ 0.36
  December 1995        61,883     18,705      6,934      4,627      0.66
  March 1996           53,042     16,179      4,626      3,330      0.47
  June 1996            68,542     24,120     10,645      6,811      0.96
                     $235,467    $74,229    $26,152    $17,331    $ 2.45

The Company's Class A Common Stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 4 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 1996, and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            76      1962       Chairman and CEO and
                                                      Director

  Douglas A. Starrett            44      1985       President and Director

  George B. Webber               75      1962       Vice President
                                                      Webber Gage Division
                                                      and Director

  Charles H. Morrow              61      1976       Vice President Sales

  Roger U. Wellington, Jr.       55      1984       Treasurer and Chief
                                                      Financial Officer and
                                                      Director

  Peter MacDougall               58      1990       Clerk




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


Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 4 through 10 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 1996 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)   Security ownership of certain beneficial owners:

      The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 1996, and is hereby incorporated by reference.

(b)   Security ownership of management:

      The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 1996, and is hereby incorporated by reference.

(c) The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.










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

                Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 29, 1996

                Consolidated Balance Sheets at June 29, 1996 and June 24,1995

                Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 29, 1996

                Notes to Consolidated Financial Statements



      2. All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.


      3.    See Exhibit Index below on page 22.

(b) There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)         See Exhibit Index below on page 22.

(d)         Not applicable.








THE L.S. STARRETT COMPANY AND SUBSIDIARIES

            EXHIBIT INDEX


   (3i) Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

   (3ii) Bylaws as amended September 21, 1994, filed with Form 10-K for the year ended June 24, 1995, are hereby incorporated by reference.

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

   (10a) $20,000,000 Amended and Restated Credit Agreement dated as of March 31, 1996, among The L.S. Starrett Company, The First National Bank of Boston and Wachovia Bank of Georgia, N.A. will be furnished to the Commission upon request.

   (11) Statement re: Calculation of Shares for Computation of Consolidated Earnings Per Share. See page 23.

   (21)     Subsidiaries of the Registrant. See page 24.

   (23)     Independent Auditors' Consent. See page 25.

   (27)     Financial Data Schedule submitted herewith in electronic format.
























                                                                Exhibit 11
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

CALCULATION OF SHARES FOR COMPUTATION
OF CONSOLIDATED EARNINGS PER SHARE


                                            1996        1995        1994

PRIMARY EARNINGS PER SHARE

Average shares outstanding during
  the year                                7,057,675   7,070,032   7,062,926
Incremental shares computed on
  the assumption that dilutive
  stock options had been exercised,
  with the proceeds used to
  purchase treasury stock                    11,444       8,171       8,210

Average common and common equiva-
  lent shares outstanding                 7,069,119   7,078,203   7,071,136



FULLY DILUTED EARNINGS PER SHARE

Average shares outstanding during
  the year                                7,057,675   7,070,032   7,062,926

Incremental shares computed on
  the assumption that dilutive
  stock options had been exercised,
  with the proceeds used to purchase
  treasury stock, using year-end
  market prices where such prices
  were in excess of average yearly
  prices, to determine the amount
  of treasury stock purchased                14,908       9,909       8,210

Average common and common equivalent
  shares used to calculate fully
  diluted earnings per share              7,072,583   7,079,941   7,071,136





The Company's average common and common equivalent shares (both primary and fully diluted) during the above years do not, in the aggregate, dilute earnings per share 3% or more.











                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 29, 1996

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

      The L.S. Starrett International      Incorporated in        Last Sat.
        Company                              Barbados              in June

      The L.S. Starrett Company            Incorporated in         May 31
        Limited                              Scotland

      Starrett Industria e                 Incorporated in        April 30
        Comercio Ltda.                       Brazil

      Level Industries, Inc.               Incorporated in        Last Sat.
                                             Massachusetts         in June





























                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-31276 and No. 33-3112 of The L.S. Starrett Company on Form S-8, of our report dated August 2, 1996, appearing in the Annual Report on Form
10-K of The L.S. Starrett Company for the year ended June 29, 1996.


S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 6, 1996











































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


Date:  September 6, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                 S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 6, 1996    Douglas A. Starrett, Sept. 6, 1996
Chairman and CEO                      President


S/ANDREW B. SIDES, JR.                S/WILLIAM S. HURLEY
Andrew B. Sides, Jr., Sept. 6, 1996   William S. Hurley, Sept. 6, 1996
Director                              Director


S/RICHARD B. KENNEDY                  S/GEORGE B. WEBBER
Richard B. Kennedy, Sept. 6, 1996     George B. Webber, Sept. 6, 1996
Director                              Vice President Webber Gage Division
                                        and Director


S/STEVEN G. THOMSON                   S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 6, 1996      Roger U. Wellington,Jr.,Sept. 6, 1996
Chief Accounting Officer              Treasurer and Chief Financial Officer
                                        and Director