Form 10-Q
period 1996-09-28
STARRETT L S CO
filed 1996-11-12
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 28, 1996


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

                             YES   X   NO



Common Shares outstanding as of    September 28, 1996  :

     Class A Common Shares      5,056,091

     Class B Common Shares      1,978,488

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 28, 1996 and September 23, 1995
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 28,
                  1996 (unaudited) and June 29, 1996                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 28,
                  1996 and September 23, 1995 (unaudited)               5

                  Notes to Consolidated Financial Statements            6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other Information:

      Item 4.  Submission of Matters to a Vote of Security Holders      8

      Item 6.  Exhibits and Reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
               (in thousands of dollars except per share data)
                                 (unaudited)
                                                         13 Weeks Ended
EARNINGS                                              9/28/96      9/23/95

Net sales                                              58,636       52,000

Cost of goods sold                                    (40,570)     (36,775)
Selling and general                                   (12,252)     (12,033)
Other income and expense                                  371          754

Earnings before income taxes                            6,185        3,946
Provision for federal, foreign and
      state income taxes                                2,143        1,383

Net earnings                                            4,042        2,563

Earnings per share                                        .57          .36
Dividends per share                                       .18          .18

CASH FLOWS

Cash flows from operating activities:
      Net earnings                                      4,042        2,563
      Noncash expenses (income):
            Depreciation and amortization               2,503        2,354
            Deferred taxes                                192          404
            Unrealized translation losses (gains)          30           (2)
      Working capital changes:
            Receivables                                (3,760)       3,689
            Inventories                                (2,801)      (7,519)
            Other current assets and liabilities       (2,132)        (410)
      Prepaid pension cost and other                       (8)        (136)

            Net cash from operating activities         (1,934)         943

Cash flows from investing activities:
      Additions to plant and equipment                 (2,637)      (2,644)
      Decrease in short-term investments                2,701        1,707

            Net cash used in investing activities          64         (937)

Cash flows from financing activities:
      Short-term borrowings, net                        2,726
      Common stock issued                                 831          623
      Treasury shares purchased                        (1,352)      (1,912)
      Dividends                                        (1,261)      (1,267)

            Net cash used in financing activities         944       (2,556)

Effect of translation rate changes on cash                 (5)         (10)

Net increase (decrease) in cash                          (931)      (2,560)
Cash, beginning of period                               1,417        2,589

Cash, end of period                                       486           29

               See notes to consolidated financial statements

                      THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                      Sept. 28     June 29
                                                        1996         1996
ASSETS                                              (unaudited)

Current assets:
      Cash                                                486        1,417
      Investments                                      25,173       27,794
      Accounts receivable (less allowance for
            doubtful accounts of $1,312,000
              and $1,284,000)                          41,524       37,745
      Inventories:
            Finished goods                             29,579       27,692
            Goods in process and finished parts        25,957       22,858
            Raw materials and supplies                 17,640       19,746

                                                       73,176       70,296
      Prepaid expenses and other current assets         2,281        4,746

                  Total current assets                142,640      141,998

Property, plant and equipment, at cost
      (less accumulated depreciation of $57,723,000
      and $55,876,000)                                 59,791       59,602
Cost in excess of net assets acquired (less accumu-
      lated amortization of $3,211,000 and $3,117,000)  8,027        8,115
Prepaid pension cost                                   17,554       17,246
Other assets                                              351          351

                                                      228,363      227,312
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current maturities              5,925        3,199
      Accounts payable and accrued expenses            12,449       14,432
      Accrued salaries and wages                        4,779        6,149
      Taxes payable                                     4,288        5,545
      Employee deposits for stock purchase plan           630          528

                  Total current liabilities            28,071       29,853

Deferred income taxes                                   8,121        8,001
Long-term debt                                          7,100        7,100
Accumulated postretirement medical benefit obligation  15,303       15,073

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)    5,056        5,051
      Class B Common $1 par (10,000,000 shrs. auth.)    1,978        2,004
      Additional paid-in capital                       37,148       36,650
      Retained earnings reinvested and employed in
            the business                              130,055      128,272
      Foreign currency translation adjustment          (4,543)      (4,716)
      Other equity adjustments                             74           24

                  Total stockholders' equity          169,768      167,285

                                                      228,363      227,312
               See Notes to Consolidated Financial Statements

                        THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity

   For the Thirteen Weeks Ended September 28, 1996 and September 23, 1995
                          (in thousands of dollars)
                                 (unaudited)



                          Common      Addi-
                         Stock Out-  tional               Equity
                         standing   Paid-in   Retained    Adjust-
                         ($1 Par)   Capital   Earnings    ments     Total

Balance June 24, 1995
  883,556 Class A
  and 155,628 Class B
  shares in treasury)       7,117    34,610    119,506    (4,404)  156,829
Net earnings                                     2,563               2,563
Dividends ($0.18)                               (1,267)             (1,267)
Treasury shares:
  Purchased                   (84)     (374)    (1,454)             (1,912)
  Issued                       28       595                            623
Translation loss, net                                       (555)     (555)
Investment valuation                                          29        29

Balance Sept. 23, 1995
  (901,689 Class A
  and 193,773 Class B
  shares in treasury)        7,061    34,831   119,348    (4,930)  156,310




Balance June 29, 1996
  (895,516 Class A
  and 220,572 Class B
  shares in treasury)        7,055    36,650   128,272    (4,692)  167,285
Net earnings                                     4,042               4,042
Dividends ($0.18)                               (1,261)             (1,261)
Treasury shares:
  Purchased                    (56)     (298)     (998)             (1,352)
  Issued                        35       796                           831
Translation gain, net                                        173       173
Investment valuation                                          50        50

Balance Sept. 28 1996
  (903,308 Class A
  and 233,590 Class B
  shares in treasury)        7,034    37,148   130,055    (4,469)  169,768









               See Notes to Consolidated Financial Statements

                       THE L. S. STARRETT COMPANY



                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 28, 1996 and June 29, 1996; and also the results of operations, cash flows and changes in stockholders' equity for the thirteen weeks ended September 28, 1996 and September 23, 1995.


The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 29, 1996, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):


                                   Thirteen Weeks        Thirteen Weeks
                                   September 1996        September 1995

      Interest income                    472                   516
      Interest expense and com-
        mitment fees                    (185)                 (176)
      Realized and unrealized ex-
        change losses                    (49)                  (28)
      Other                              133                   442
                                         371                   754





Approximately 80% of all inventories are valued on the LIFO method. At September 28, 1996, and June 29, 1996, total inventories are $25,892,000 and $25,852,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                          September       June
                                             1996         1996

            Industrial revenue bond          2,700        2,700
            Revolving credit agreement       5,000        5,000
                                             7,700        7,700
            Less current maturities            600          600
                                             7,100        7,100

                        THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales for the September quarter are 13% above the corresponding quarter of a year ago. The increase is primarily in domestic operations and reflects an overall improvement in business conditions.

Earnings Before Taxes
Pretax earnings are up 57% from the September 1995 quarter. This is a result of the increase in sales volume mentioned above, the related efficiencies from increased manufacturing activity, and the fact that selling and general expenses increased at a lower rate than sales.

Income Taxes
The overall effective income tax rate is 35% in the current quarter as well as the prior year's quarter. The effect of lower rates in Brazil in fiscal 1997 have been offset by domestic income mix changes resulting in higher income taxes in Puerto Rico.

                       LIQUIDITY AND CAPITAL RESOURCES
                                                   13 Weeks Ended
                                                9/28/96       9/23/95
   Cash provided by operations                  (1,934)          943
   Cash used in investing activities                64          (937)
   Cash used in financing activities               944        (2,556)
   Effect of translation rate changes on cash       (5)          (10)
      Net increase (decrease) in cash             (931)       (2,560)

Cash flow provided by the increase in net earnings in the current quarter was more than used up in financing increases in receivables and inventory that resulted from the overall improvement in business activity. Short-term borrowings were also used to finance these increases.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.1 to 1 as of September 28, 1996 and 4.8 to 1 as of June 29, 1996.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report includes forward-looking statements about the Company's business, sales, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements concerning those and other issues may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements. Such risks relate to the unpredicta-bility of foreign operations (particularly in Brazil), to the cyclical nature of the Company's industry (including the level of capital spending by industrial companies), and to competition, including pricing pressures from low-wage foreign sources and the effects of changes in foreign currency relationships. These risks are discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10K for the year ended June 29, 1996.

                     PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 18, 1996.

      (c) The following directors were elected:
                                                               abstentions
                                             Votes      Votes   and broker
                                              For     Withheld   non-votes

            A shares voting as separate class:

                 Andrew B. Sides, Jr.      4,420,989   19,472       N/A

            A and B shares voting together:

                 Douglas R. Starrett      22,503,458   83,043       N/A
                 Roger U. Wellington, Jr. 22,508,932   77,569       N/A

ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of shares for computation of Consolidated
     Earnings per Share
                                                       13 Weeks Ended
                                                    9/28/96       9/23/95

Average number of shares outstanding
      during the period                            7,039,422     7,086,868

Incremental shares computed on the
      assumption that dilutive stock
      options had been exercised with
      the proceeds used to purchase
      treasury stock                                  12,331        10,596

Average common and common equivalent
      shares outstanding                           7,051,753     7,097,464



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE L. S. STARRETT COMPANY
                                                  (Registrant)


Date      November 11, 1996                   S/ R. U. WELLINGTON, JR.
                                        R. U. Wellington, Jr. (Treasurer
                                          and Chief Financial Officer)


Date      November 11, 1996                     S/ S. G. THOMSON
                                    S. G. Thomson (Chief Accounting Officer)