Form 10-Q
period 1996-12-28
STARRETT L S CO
filed 1997-02-04
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 28, 1996

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

                             YES  X  NO


Common Shares outstanding as of     December 28, 1996    :

     Class A Common Shares      5,063,904

     Class B Common Shares      1,947,434

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 28, 1996 and
                  December 23, 1995 (unaudited)                         3

                  Consolidated Balance Sheets - December 28,
                  1996 (unaudited) and June 29, 1996                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 28, 1996 and December 23, 1995
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                              12/28/96 12/23/95  12/28/96 12/23/95

Net sales                               64,587   61,883   123,223  113,883

Cost of goods sold                     (43,898) (43,178)  (84,468) (79,953)
Selling and general                    (12,597) (12,222)  (24,849) (24,255)
Other income and expense                   394      452       765    1,206

Earnings before income taxes             8,486    6,935    14,671   10,881
Provision for federal, foreign and
      state income taxes                 2,809    2,308     4,952    3,691

Net earnings                             5,677    4,627     9,719    7,190
Earnings per share                         .81      .66      1.38     1.02
Dividends per share                        .18      .18       .36      .36

CASH FLOWS

Cash flows from operating activities:
   Net earnings                          5,677    4,627     9,719    7,190
   Noncash expenses:
      Depreciation and amortization      2,542    2,332     5,045    4,686
      Deferred taxes                        66       88       258      492
      Unrealized translation losses         13       70        43       68
   Working capital changes:
      Receivables                          543   (5,166)   (3,217)  (1,477)
      Inventories                          231     (339)   (2,570)  (7,858)
      Other assets and liabilities       2,356    3,277       224    2,867
   Prepaid pension cost and other         (139)    (141)     (147)     277

         Net cash from operations       11,289    4,748     9,355    5,691

Cash flows from investing activities:
   Additions to plant and equipment     (3,136)  (2,806)   (5,773)  (5,450)
   (Increase)decrease in short-term
      investments                       (1,369)    (407)    1,331    1,300

         Net cash used in investing     (4,505)  (3,213)   (4,442)  (4,150)

Cash flows from financing activities:
   Short-term borrowings, net           (4,150)   1,522    (1,424)   1,522
   Long-term debt repayments              (300)    (300)     (300)    (300)
   Common stock issued                   1,062      880     1,893    1,503
   Treasury shares purchased            (1,845)    (891)   (3,196)  (2,803)
   Dividends                            (1,258)  (1,265)   (2,519)  (2,532)

         Net cash used in financing     (6,491)     (54)   (5,546)  (2,610)

Effect of translation rate changes
      on cash                               36      (17)       31      (27)

Net increase (decrease) in cash            329    1,464      (602)  (1,096)
Cash, beginning of period                  486       29     1,417    2,589
Cash, end of period                        815    1,493       815    1,493

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Dec. 28     June 29
                                                         1996        1996
ASSETS                                               (unaudited)

Current assets:
   Cash                                                    815       1,417
   Investments                                          26,817      27,794
   Accounts receivable (less allowance for doubtful
         accounts of $1,357,000 and $1,284,000)         41,811      37,745
   Inventories:
      Finished goods                                    28,732      27,692
      Goods in process and finished parts               28,182      22,858
      Raw materials and supplies                        17,004      19,746

                                                        73,918      70,296
   Prepaid expenses and other current assets             1,204       4,746

                  Total current assets                 144,565     141,998

Property, plant and equipment, at cost (less
      accumulated depreciation of $60,662,000
      and $55,876,000)                                  60,973      59,602
Cost in excess of net assets acquired (less
      accumulated amortization of $3,345,000
      and $3,117,000)                                    7,966       8,115
Prepaid pension cost                                    17,839      17,246
Other assets                                               351         351

                                                       231,694     227,312
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities                  1,775       3,199
   Accounts payable and accrued expenses                14,591      14,432
   Accrued salaries and wages                            5,133       6,149
   Taxes payable                                         3,640       5,545
   Employee deposits for stock purchase plan               378         528

                  Total current liabilities             25,517      29,853

Deferred income taxes                                    8,260       8,001
Long-term debt                                           6,800       7,100
Accumulated postretirement medical benefit obligation   15,533      15,073

Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.)     5,064       5,051
      Class B Common $1 par (10,000,000 shrs. auth.)     1,947       2,004
      Additional paid-in capital                        37,763      36,650
      Retained earnings reinvested and employed in
            the business                               133,100     128,272
      Foreign currency translation adjustment           (2,364)     (4,716)
      Other equity adjustments                              74          24

                  Total stockholders' equity           175,584     167,285

                                                       231,694     227,312

               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Twenty-six Weeks Ended December 28, 1996 and December 23, 1995
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total

Balance June 24, 1995
  (883,556 Class A
  and 155,628 Class B
  shares in treasury)       7,117    34,610    119,506    (4,404)  156,829
Net earnings                                     7,190               7,190
Dividends ($.36)                                (2,532)             (2,532)
Treasury shares:
  Purchased                  (123)     (576)    (2,104)             (2,803)
  Issued                       60     1,301                          1,361
Options exercised               7       135                            142
Translation loss, net                                       (879)     (879)
Investment valuation                                          67        67

Balance Dec. 23, 1995
  (900,881 Class A
  and 201,433 Class B
  shares in treasury)        7,061    35,470   122,060    (5,216)  159,375



Balance June 29, 1996
  (895,516 Class A
  and 220,572 Class B
  shares in treasury)        7,055    36,650   128,272    (4,692)  167,285
Net earnings                                     9,719               9,719
Dividends ($.36)                                (2,519)             (2,519)
Treasury shares:
  Purchased                   (125)     (699)   (2,372)             (3,196)
  Issued                        61     1,480                         1,541
Options exercised               20       332                           352
Translation gain, net                                      2,352     2,352
Investment valuation                                          50        50

Balance Dec. 28, 1996
  (938,027 Class A
  and 241,930 Class B
  shares in treasury)        7,011    37,763   133,100    (2,290)  175,584











               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 28, 1996 and June 29, 1996; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 28, 1996 and December 23, 1995; and changes in stockholders' equity for the twenty-six weeks ended December 28, 1996 and December 23, 1995.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 29, 1996, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):


                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       1996     1995      1996     1995

      Interest income                  464      483       936      999
      Interest expense and com-
        mitment fees                  (179)    (222)     (364)    (398)
      Realized and unrealized ex-
        change gains and losses        (35)    (117)      (84)    (145)
      Other                            144      308       277      750
                                       394      452       765    1,206_



Approximately 80% of all inventories are valued on the LIFO method. At December 28, 1996, and June 29, 1996, total inventories are $25,984,000 and $25,852,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):


                                              December      June
                                                1996        1996

            Industrial revenue bond             2,400       2,700
            Revolving credit agreement          5,000       5,000
                                                7,400       7,700
            Less current portion                  600         600
                                                6,800       7,100

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are up 4% for the quarter and 8% year to date. The increases in the quarterly and year to date comparisons are primarily in domestic operations and reflect an overall improvement in business conditions. The first and second quarter sales comparison was affected by approximately $2.5 million in sales that are seasonal in nature and occurred in the first quarter in fiscal 1997, but in the second quarter in fiscal 1996.

Earnings Before Taxes
Pretax earnings are up 22% for the quarter and 35% year to date. This is a result of the increase in sales volume mentioned above, the related efficiencies from the increased manufacturing activity, and the fact that selling and general expenses increased at a lower rate than sales.

Income Taxes
The effective income tax rate is 33% for the quarter and 34% year to date. The rates were approximately the same in the corresponding periods in the prior year. The effect of lower rates in Brazil in fiscal 1997 has been offset by domestic income mix changes resulting in higher income taxes in Puerto Rico.

                       LIQUIDITY AND CAPITAL RESOURCES
                                           13 Weeks Ended     26 Weeks Ended
                                          12/28/96 12/23/95  12/28/96 12/23/95
   Cash provided by operations             11,289    4,748     9,355    5,691
   Cash used in investing activities       (4,505)  (3,213)   (4,442)  (4,150)
   Cash used in financing activities       (6,491)     (54)   (5,546)  (2,610)
   Cash effect of translation rate changes     36      (17)       31      (27)
      Net increase (decrease) in cash         329    1,464      (602)  (1,096)

Cash flow provided by the increase in net earnings has been used primarily to finance increases in receivables and inventory resulting from the overall improvement in business activity as well as to reduce short-term borrowings.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.7 to 1 as of December 28, 1996 and 4.8 to 1 as of June 29, 1996.
                            SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of shares for computation of Consolidated
     Earnings per share
                                       13 Weeks Ended      26 Weeks Ended
                                     12/28/96  12/23/95  12/28/96  12/23/95

Average number of shares out-
  standing during the period        7,018,606 7,051,542 7,029,014 7,069,205

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                        7,501     8,785     9,916     9,691


Average common and common equiva-
  lent shares outstanding           7,026,107 7,060,327 7,038,930 7,078,896



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date      February 4, 1997                 S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date      February 4, 1997                   S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)