Form 10-Q
period 1997-03-29
STARRETT L S CO
filed 1997-05-13
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 29, 1997

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

                             YES  X  NO


Common Shares outstanding as of      March 29, 1997    :

     Class A Common Shares      5,025,402

     Class B Common Shares      1,923,006

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended  March 29, 1997 and
                  March 23, 1996 (unaudited)                            3

                  Consolidated Balance Sheets - March 29,
                  1997 (unaudited) and June 29, 1996                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 29, 1997 and  March 23, 1996
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/29/97  3/23/96   3/29/97  3/23/96

Net sales                               60,489   53,042   183,712  166,925

Cost of goods sold                     (42,050) (36,863) (126,518)(116,816)
Selling and general                    (12,426) (11,716)  (37,275) (35,971)
Other income and expense                   316      163     1,081    1,369

Earnings before income taxes             6,329    4,626    21,000   15,507
Provision for federal, foreign and
      state income taxes                 2,077    1,296     7,029    4,987

Net earnings                             4,252    3,330    13,971   10,520
Earnings per share                         .61      .47      1.99     1.49
Dividends per share                        .18      .18       .54      .54

CASH FLOWS

Cash flows from operating activities:
   Net earnings                          4,252    3,330    13,971   10,520
   Noncash expenses:
      Depreciation and amortization      2,592    2,296     7,637    6,982
      Deferred taxes                        90       96       348      588
      Unrealized translation losses(gains)  (4)       6        39       74
   Working capital changes:
      Receivables                        1,763    2,746    (1,454)   1,269
      Inventories                          980   (4,775)   (1,590) (12,633)
      Other assets and liabilities      (3,982)    (329)   (3,758)   2,538
   Prepaid pension cost and other         (324)    (216)     (471)    (493)

         Net cash from operations        5,367    3,154    14,722    8,845

Cash flows from investing activities:
   Additions to plant and equipment     (3,335)  (3,668)   (9,108)  (9,118)
   (Increase)decrease in short-term
      investments                          (43)  (1,332)    1,288      (32)

         Net cash used in investing     (3,378)  (5,000)   (7,820)  (9,150)

Cash flows from financing activities:
   Short-term borrowings, net            1,835    1,856       411    3,378
   Long-term debt repayments            (1,000)       0    (1,300)    (300)
   Common stock issued                     838      750     2,731    2,253
   Treasury shares purchased            (2,675)    (940)   (5,871)  (3,743)
   Dividends                            (1,247)  (1,264)   (3,766)  (3,796)

         Net cash used in financing     (2,249)     402    (7,795)  (2,208)

Effect of translation rate changes
      on cash                              (38)      (2)       (7)     (29)

Net decrease in cash                      (298)  (1,446)     (900)  (2,542)
Cash, beginning of period                  815    1,493     1,417    2,589
Cash, end of period                        517       47       517       47

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Mar. 29     June 29
                                                         1997        1996
ASSETS                                               (unaudited)
Current assets:
   Cash                                                    517       1,417
   Investments                                          26,719      27,794
   Accounts receivable (less allowance for doubtful
         accounts of $1,423,000 and $1,284,000)         39,733      37,745
   Inventories:
      Finished goods                                    28,011      27,692
      Goods in process and finished parts               27,567      22,858
      Raw materials and supplies                        16,943      19,746
                                                        72,521      70,296
   Prepaid expenses and other current assets             1,521       4,746
                  Total current assets                 141,011     141,998

Property, plant and equipment, at cost (less
      accumulated depreciation of $62,709,000
      and $55,876,000)                                  61,518      59,602
Cost in excess of net assets acquired (less
      accumulated amortization of $3,418,000
      and $3,117,000)                                    7,861       8,115
Prepaid pension cost                                    18,477      17,246
Other assets                                               351         351
                                                       229,218     227,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  3,610       3,199
   Accounts payable and accrued expenses                12,140      14,432
   Accrued salaries and wages                            4,951       6,149
   Taxes payable                                         2,298       5,545
   Employee deposits for stock purchase plan               498         528
                  Total current liabilities             23,497      29,853

Deferred income taxes                                    8,369       8,001
Long-term debt                                           5,800       7,100
Accumulated postretirement medical benefit obligation   15,763      15,073
Stockholders' equity:
      Class A Common $1 par (10,000,000 shrs. auth.;
        5,025,402 outstanding in 1997, excluding
        991,156 held in treasury; 5,051,215 outstanding
        in 1996, excluding 895,516 held in treasury)     5,025       5,051
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,923,006 outstanding in 1997, excluding
        251,731 held in treasury; 2,004,174 outstanding
        in 1996, excluding 220,572 held in treasury)     1,923       2,004
      Additional paid-in capital                        38,026      36,650
      Retained earnings reinvested and employed in
            the business                               134,068     128,272
      Foreign currency translation adjustment           (3,358)     (4,716)
      Other equity adjustments                             105          24
                  Total stockholders' equity           175,789     167,285
                                                       229,218     227,312



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
      For the Thirty-nine Weeks Ended March 29, 1997 and March 23, 1996
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total

Balance June 24, 1995
  (883,556 Class A
  and 155,628 Class B
  shares in treasury)        7,117    34,610   119,506    (4,404)  156,829
Net earnings                                    10,520              10,520
Dividends ($.54)                                (3,796)             (3,796)
Treasury shares:
  Purchased                   (161)     (774)   (2,808)             (3,743)
  Issued                        91     2,020                         2,111
Options exercised                7       135                           142
Translation loss, net                                       (911)     (911)
Investment valuation                                         322       322

Balance March 23, 1996
  (899,272 Class A
  and 209,917 Class B
  shares in treasury)        7,054    35,991   123,422    (4,993)  161,474



Balance June 29, 1996
  (895,516 Class A
  and 220,572 Class B
  shares in treasury)        7,055    36,650   128,272    (4,692)  167,285
Net earnings                                    13,971              13,971
Dividends ($.54)                                (3,766)             (3,766)
Treasury shares:
  Purchased                   (217)   (1,245)   (4,409)             (5,871)
  Issued                        90     2,289                         2,379
Options exercised               20       332                           352
Translation gain, net                                      1,358     1,358
Investment valuation                                          81        81

Balance March 29, 1997
  (991,156 Class A
  and 251,731 Class B
  shares in treasury)        6,948    38,026   134,068    (3,253)  175,789











               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 1997 and June 29, 1996; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 29, 1997 and March 23, 1996; and changes in stockholders' equity for the thirty-nine weeks ended March 29, 1997 and March 23, 1996.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 29, 1996, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):


                                      Thirteen Weeks    Thirty-nine Weeks
                                       Ended March        Ended March
                                       1997     1996      1997     1996

      Interest income                  528      412     1,464    1,411
      Interest expense and com-
        mitment fees                  (176)    (296)     (540)    (694)
      Realized and unrealized ex-
        change losses                  (21)     (17)     (105)    (162)
      Other                            (15)      64       262      814
                                       316      163     1,081    1,369



Approximately 80% of all inventories are valued on the LIFO method. At March 29, 1997, and June 29, 1996, total inventories are $26,055,000 and $25,852,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):


                                                March       June
                                                1997        1996

            Industrial revenue bond             2,400       2,700
            Revolving credit agreement          4,000       5,000
                                                6,400       7,700
            Less current portion                  600         600
                                                5,800       7,100

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share," which will be effective for fiscal 1998. The adoption of this standard is not expected to have a material effect on reported earnings per share.

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are up 14% for the quarter and 10% year to date. The increases in the quarterly and year to date comparisons are primarily in domestic operations and reflect an overall improvement in domestic business conditions, although foreign sales have increased modestly.

Earnings Before Taxes
Pretax earnings are up 37% for the quarter and 35% year to date. This is a result of the increase in sales volume mentioned above, the related efficiencies from increased domestic manufacturing activity (mainly in the year to date comparison), and the fact that selling and general expenses increased at a lower rate than sales.

Income Taxes
The effective income tax rate is 33% for the quarter and year to date. This compares to 28% and 32% a year ago. Higher rates are due to the fact that the rate in the March quarter of last year was a little lower than normal because of the income mix between Puerto Rico and the U.S..

                       LIQUIDITY AND CAPITAL RESOURCES
                                            13 Weeks Ended     39 Weeks Ended
                                           3/29/97  3/23/96   3/29/97  3/23/96
   Cash provided by operations              5,367    3,154    14,722    8,845
   Cash used in investing activities       (3,378)  (5,000)   (7,820)  (9,150)
   Cash used in financing activities       (2,249)     402    (7,795)  (2,208)
   Cash effect of translation rate changes    (38)      (2)       (7)     (29)
      Net increase (decrease) in cash        (298)  (1,446)     (900)  (2,542)

Increased cash flow provided by the increase in net earnings has been used primarily to finance increases in receivables and inventory resulting from the overall improvement in business activity as well as to purchase treasury shares.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 6.0 to 1 as of March 29, 1997 and 4.8 to 1 as of June 29, 1996.
                            SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of shares for computation of Consolidated
     Earnings per share
                                       13 Weeks Ended      39 Weeks Ended
                                     3/29/97   3/23/96   3/29/97   3/23/96

Average number of shares out-
  standing during the period        6,977,310 7,046,911 7,011,779 7,061,774

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                       14,034    13,756    11,289    11,046


Average common and common equiva-
  lent shares outstanding           6,991,344 7,060,667 7,023,068 7,072,820



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date      May 13, 1997                    S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date      May 13, 1997                       S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)