Form 10-K
period 1997-06-28
STARRETT L S CO
filed 1997-09-05
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 28, 1997          Commission File No.  1- 367

                        THE L.S. STARRETT COMPANY
          (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        508-249-3551

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

The Registrant had 5,037,316 and 1,899,962 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 25, 1997. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $210,000,000.

The exhibit index is located on page 23.

Documents incorporated by reference

Proxy Statement dated August 15, 1997 - Part III


- -1-

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

Most of the Company's products are made from steel purchased from steel mills. Forgings, castings, and a few small finished parts are purchased from other manufacturers. Raw materials have always been readily available to the Company and, in most cases, the Company does not rely on sole sources. In the event of unavailability of purchased materials, the Company would be adversely affected, as would its competitors. Similarly, the ability of the Company to pass along raw material price increases is dependent on the competitive situation and cannot be assured.

At June 28, 1997, the Company had 2,740 employees, approximately 75% of whom are domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 28, 1997, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

Sales order backlog of the Company at any point in time is negligible.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and Scotland are

- -2-
actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's 1997 financial statements found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand; total inventories amounted to approximately $75,846,000 at June 28, 1997, and $70,296,000 at June 29, 1996. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are approximately $24,790,000 and $25,852,000 lower, respectively, than if determined on a first-in, first-out
(FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 1997, 1996 and 1995 were approximately $3,073,000, $3,472,000 and $3,769,000, respectively, all of which was expensed in the Company's financial statements.

The Company uses trademarks with respect to its products. All of its important trademarks are registered.

Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce and control water discharges and air emissions.

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

The Company-owned facility in Mt. Airy, North Carolina has approximately 234,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine Division, Optical Comparator Division and Ground Flat Stock Division. This plant is subject to a mortgage collateralizing a $2,100,000 Industrial Revenue Bond.

The Company's Advanced Technology Division, located in Gardner, Massachusetts, occupies about 9,000 square feet of leased facilities.

- -3-

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 136,000 square foot building. In addition, this division leases 45,000 square feet of manufacturing space located in Mayaguez, Puerto Rico.

The Company's Exact Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's Brazil subsidiary occupies several buildings totaling 209,000 square feet. The Company's Scotland subsidiary occupies a 187,000 square foot building and also a 33,000 square foot building in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. A subsidiary in Mississauga, Canada occupies a 25,000 square foot building. These facilities are all owned.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 1997.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.







PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock

- -4-
since that date. At July 25, 1997, there were 2,404 registered holders of Class A common stock and 1,863 registered holders of Class B common stock.

Quarter ended                   Dividends            High       Low
 September 1995                    0.18            $ 23.50    $ 22.00
	December 1995                     0.18              25.88      22.50
	March 1996                        0.18              25.38      23.50
	June 1996                         0.18              26.38      24.13

	September 1996                    0.18              25.75      22.75
	December 1996                     0.18              29.00      23.75
	March 1997                        0.18              31.25      27.50
	June 1997                         0.18              32.00      28.13
Item 6 - Selected Financial Data

			Years ended in June ($000 except per share data)
                               1997      1996      1995      1994      1993
Net sales                   $250,503  $235,467  $214,215  $180,178  $174,801
Net earnings                   9,859    17,331    13,487     9,041     8,743
Earnings per share              2.84      2.45      1.91      1.28      1.25
Long-term debt                 6,500     7,100     8,700    10,843    14,527
Total assets                 238,746   227,312   213,940   198,032   194,436
Dividends per share             0.72      0.72      0.69      0.68      0.68



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


SALES

Sales increased 6% in 1997 following a 10% increase in 1996. Domestic sales accounted for almost all of the increase in the current year because of continued good economic conditions in our industry. Foreign sales were flat. Our foreign operations in Brazil and Scotland operate in very competitive marketing environments and continue to be faced with dealing with the effects of exchange rate changes. The strong pound adversely affected export business from Scotland and the weakening of Brazil's currency caused the local currency sales increase to be reduced by eight percentage points after conversion to U.S. dollars. The 1996 increase in total company sales also came primarily from domestic operations, reflecting better U.S. economic conditions as well as some added distribution channels. Foreign sales increased only modestly last year as Brazil struggled with the effects of high real interest rates.

EARNINGS BEFORE TAXES

Pretax earnings are up 15% for the year. This follows a 16% increase in 1996. Cost of sales was about 68% in 1997, 68.5% in 1996, and 70% in 1995.
The improvement in these rates is consistent with the manufacturing effi-ciencies and increased overhead absorption realized because of increased production levels, particularly in domestic operations where pretax earnings are up 15% this year and were up 59% last year. On the foreign side,

- -5-
significant reductions in selling and general wages in Brazil enabled our foreign pretax earnings to increase 14% despite level sales. In 1996, just the opposite occurred when mandated wage increases in Brazil, during a period when it was difficult to raise prices, caused a decline in our pretax foreign profit despite a slight increase in sales volume.

INCOME TAXES

The effective tax rate is 34% in 1997 compared to 34% in 1996 and 40% in 1995. Tax-exempt interest on short-term investments in municipal bonds, Puerto Rico tax incentives and, until 1996, dividends on shares of the Company's stock owned by the ESOP have always contributed to an overall effective tax rate that is slightly lower than the combined U.S. state and federal statutory rate. However, as taxable income has increased in the past several years, the effect of these items has diminished. In addition, the overall effective rate has been favorably impacted by lower rates in Brazil starting in 1996. The relatively high effective tax rate in 1995 came about because of the monetary plan instituted in Brazil at that time that created high local taxable income until pre-plan inventories were used up, which has largely happened now. Although the statutory rate in Brazil is now comparable to that in the U.S., nonrecurring permanent differences between book and taxable income for dividends paid to the U.S. in 1997 and local monetary correction adjustments in 1996 reduced their effective tax rate substantially when reported in U.S. dollars.

NET EARNINGS

As a result of the above, net earnings were up 15% in fiscal 1997 when compared to fiscal 1996 and 1996 net earnings were up 28% when compared to 1995.

FOREIGN CURRENCY MANAGEMENT

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil are approximately $10 million and $4 million, respectively. Although inflation in Brazil has decreased to 10% from over 2,000% in 1994 when their current economic plan was initiated, the Brazilian economy continues to be considered hyperinflationary for financial reporting purposes. The Company anticipates that, if inflation continues at these relatively low levels in 1998, the economy may cease to be considered hyperinflationary.

LIQUIDITY AND CAPITAL RESOURCES

                                                Years ended in June ($000)
                                               1997       1996       1995

Cash provided by operations                  $23,516    $15,171    $18,991
Cash used in investing activities            (13,310)   (10,744)   (11,322)
Cash used in financing activities             (8,563)    (5,588)    (7,363)
Effect of translation rate changes on cash        (7)       (11)       (95)
      Increase (decrease) in cash            $ 1,636    $(1,172)   $   211

Cash flows from operating activities increased $8.3 million in 1997 due mainly to the increase in net earnings of $2.5 million, and changes in the components of working capital of $7.5 million offset by increased levels of prepaid pension costs of $1.8 million. The major increase in working capital

- -6-
resulted from increased inventories of $4.8 million to support increased levels of sales. Although 1996 had a similar increase in net earnings, they were largely offset by inventory increases resulting in a small decrease in cash provided by operations.

The Company's investing activities consist mainly of expenditures for property, plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $14.0, $11.6 and $9.8 million in 1997, 1996 and 1995 are typical and the Company anticipates similar levels of capital expenditures in the near term. 1997 additions were a little higher than recent averages because of increases in plant square footage at several locations.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares. Treasury share purchases were $7.1 million in 1997 compared to $4.7 million in 1996 and $3.1 million in 1995.

The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. The Company maintains two lines of credit as discussed in the notes to the financial statements. The Company has not made significant borrowings under these lines during the past three years. The lines were used primarily to finance acquisitions. The Company continues to maintain a strong financial position with a working capital ratio of 5.3 to 1 as of June 28, 1997 and 4.8 to 1 as of June 29, 1996. Cash not immediately required for working capital is invested in high grade money market instruments with maturities generally less than one year (however, see notes to financial statements regarding investments in Puerto
Rico). In certain cases, cash and short-term investment balances of foreign subsidiaries may not be repatriated without adverse tax consequences and may be subject to regulatory restriction.

NEW ACCOUNTING PRONOUNCEMENTS

The Company will be required to adopt two new accounting standards in 1998 as discussed in the notes to the financial statements.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This Item, as well as other portions of this document and the 1997 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, foreign operations, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Foreign Operations: For the period ended June 28, 1997, approximately 30% of the Company's sales were derived from foreign operations and, as of June 28, 1997, approximately 31% of the Company's net assets were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial

- -7-
position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and high inflation economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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







Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                         9

   Consolidated Statements of Earnings and Cash Flows                    10

   Consolidated Balance Sheets                                           11

   Consolidated Statements of Stockholders' Equity                       12

   Notes to Consolidated Financial Statements                          13-20

















- -8-

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 1, 1997























- -9-

                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Earnings and Cash Flows
  For the years ended in June (in thousands of dollars except per share data)


                                                1997       1996        1995
EARNINGS
Net sales                                     $250,503   $235,467   $214,215

Cost of goods sold                            (170,035)  (161,238)  (149,871)
Selling, general and administrative expense    (51,941)   (49,567)   (43,480)
Other income and expense                         1,532      1,490      1,648

Earnings before income taxes                    30,059     26,152     22,512
Income taxes                                    10,200      8,821      9,025

Net earnings                                  $ 19,859   $ 17,331   $ 13,487

Earnings per share                            $   2.84   $   2.45   $   1.91



CASH FLOWS
Cash flows from operating activities:
   Net earnings                               $ 19,859   $ 17,331   $ 13,487
   Noncash expenses:
     Depreciation and amortization               9,799      9,268      9,098
     Deferred taxes                               (439)        10      1,130
     Unrealized translation losses                 134         99        596
   Working capital changes:
     Receivables                                 1,619        564    (10,367)
     Inventories                                (4,821)   (14,289)    (2,554)
     Other current assets and liabilities       (1,962)     1,040      7,619
   Prepaid pension and other                      (673)     1,148        (18)
     Net cash from operating activities         23,516     15,171     18,991
Cash flows from investing activities:
   Additions to plant and equipment            (13,999)   (11,609)    (9,795)
   Decrease(Increase)in short-term investment      689        865     (1,527)
     Net cash used in investing activities (13,310) (10,744) (11,322) Cash flows from financing activities:
   Short-term borrowing, net                       411      2,599       (983)
   Debt repayments                                (600)    (1,600)    (1,600)
   Common stock issued                           3,691      3,130      3,175
   Treasury shares purchased                    (7,054)    (4,656)    (3,061)
   Dividends                                    (5,011)    (5,061)    (4,894)
     Net cash used in financing activities      (8,563)    (5,588)    (7,363)
Effect of translation rate changes on cash          (7)       (11)       (95)
Net increase (decrease) in cash                  1,636     (1,172)       211
Cash beginning of year                           1,417      2,589      2,378
Cash end of year                              $  3,053   $  1,417   $  2,589

Supplemental cash flow information:
   Interest paid                              $    839   $    870   $    815
   Taxes paid                                 $ 11,572   $  9,289   $  5,200

                See Notes to Consolidated Financial Statements

- -10-

                          THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)
                                                        June 28     June 29
ASSETS	                                                   1997        1996
Current assets:
   Cash                                                 $  3,053    $  1,417
   Short-term investments                                 27,389      27,794
   Accounts receivable (less allowance for doubtful
     accounts of $1,877,000 and $1,284,000)               36,625      37,745
   Inventories                                            75,846      70,296
   Prepaid expenses and other current assets               4,682       4,746
     Total current assets                                147,595     141,998

Property, plant and equipment, at cost:
   Land                                                    1,945       1,946
   Buildings (less accumulated depreciation of
     $16,447,000 and $15,467,000)                         23,499      21,206
   Machinery and equipment (less accumulated
     depreciation of $44,328,000 and $40,368,000)         38,657      36,450
     Total property, plant and equipment                  64,101      59,602

Cost in excess of net assets acquired (less accumu-
   lated amortization of $3,514,000 and $3,117,000)        7,772       8,115
Prepaid pension cost                                      18,928      17,246
Other assets                                                 350         351
                                                        $238,746    $227,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  3,610    $  3,199
   Accounts payable and accrued expenses                  13,205      14,432
   Accrued salaries and wages                              6,628       6,149
   Taxes payable                                           3,927       5,545
   Employee deposits for stock purchase plan                 434         528
     Total current liabilities                            27,804      29,853

Deferred income taxes                                      8,247       8,001
Long-term debt                                             6,500       7,100
Accumulated postretirement benefit obligation             15,730      15,073
Stockholders' equity:
   Class A common stock $1 par (10,000,000 shrs. auth.;
     5,038,013 outstanding in 1997, excluding
     995,943 held in treasury; 5,051,215 outstanding
     in 1996, excluding 895,516 held in treasury           5,038       5,051
   Class B Common Stock $1 par (10,000,000 shrs. auth.;
     1,905,606 outstanding in 1997, excluding
     260,283 held in treasury; 2,004,174 outstanding
     in 1996, excluding 220,572 held in treasury           1,906       2,004
   Additional paid-in capital                             38,730      36,650
   Retained earnings reinvested and employed in
     the business                                        137,788     128,272
   Foreign currency translation adjustment                (3,155)     (4,716)
   Other equity adjustments                                  158          24
     Total stockholders' equity                          180,465     167,285
                                                        $238,746    $227,312

                See Notes to Consolidated Financial Statements

- -11-

                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 1995 through 1997
                               (in thousands)

                      Common    Addi-            Equity Adjustments
                     Stock Out- tional            Currency
                     standing  Paid-in  Retained  Trans-
                     ($1 Par)  Capital  Earnings  lation    Other     Total

Balance, 6/25/94      $ 7,107  $32,272  $113,147  $(5,335) $  (543) $146,648
Net earnings                              13,487                      13,487
Dividends ($0.69)                         (4,894)                     (4,894)
Treasury shares:
   Purchased             (139)    (688)   (2,234)                     (3,061)
   Issued                 121    2,541                                 2,662
Options exercised          28      485                                   513
ESOP loan repayments                                           543       543
Unrealized net losses on
  short-term investments                                      (257)     (257)
Translation gain,net                                1,188              1,188

Balance, 6/24/95        7,117   34,610   119,506   (4,147)    (257)  156,829
Net earnings                              17,331                      17,331
Dividends ($0.72)                         (5,061)                     (5,061)
Treasury shares:
   Purchased             (197)    (955)   (3,504)                     (4,656)
   Issued                 120    2,730                                 2,850
Options exercised          15      265                                   280
Unrealized net gains on
  short-term investments                                       281       281
Translation loss,net                                 (569)              (569)

Balance, 6/29/96        7,055   36,650   128,272   (4,716)      24   167,285
Net earnings                              19,859                      19,859
Dividends ($0.72)                         (5,011)                     (5,011)
Treasury shares:
   Purchased             (255)  (1,467)   (5,332)                     (7,054)
   Issued                 116    3,057                                 3,173
Options exercised          28      490                                   518
Unrealized net gains on
  short-term investments                                       134       134
Translation gain,net                                1,561              1,561

Balance, 6/28/97      $ 6,944  $38,730  $137,788  $(3,155) $   158  $180,465











                See Notes to Consolidated Financial Statements

- -12-

                          THE L. S. STARRETT COMPANY
                  Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and subsidiaries, a manu-facturer of industrial, professional and consumer products. All subsidiaries are wholly-owned and all significant intercompany items have been eliminated. The Company's fiscal year ends on the last Saturday in June. Results for fiscal 1996 include 53 weeks compared to 52 weeks in 1997 and 1995. The fiscal years of the Company's subsidiaries in Scotland and Brazil end in May. Brazil's fiscal year was changed this year from April to May and consequently the current year includes 13 months of operations. The extra week in fiscal 1996 and the extra month of Brazil's operations in 1997 were not significant.

  During June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be applicable for the Company in fiscal 1998. Management has not yet assessed the impact of implementation.

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

Short-term investments: Short-term investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The Company considers all its investments "available for sale."
As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Most investments have maturities of less than one year. Included in investments at June 28, 1997 is $7.8 million of liquid
AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings
15 to 50 years, building improvements 10 to 40 years, machinery and
equipment 5 to 12 years, motor vehicles 3 to 5 years. 	Costs in excess of
net assets acquired are being amortized on a straight-line basis over 10 to 40 years.

Inventories: Inventories are stated at the lower of cost or market. For approximately 80% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $58,358,000 and $54,922,000 at the end of 1997 and 1996, respectively, such amounts being

- -13-

$24,790,000 and $25,852,000 less than if determined on a FIFO basis. Total inventories at year end are as follows (in thousands):

                              Goods in Pro-
                                cess and       Raw Materials
            Finished Goods   Finished Parts    and Supplies         Total
     1997       $32,374          $26,698          $16,774          $75,846
     1996        27,692           22,858           19,746           70,296

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $50,000,000 at June 1997) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Research and development: Research and development costs were expensed as follows: $3,073,000 in 1997, $3,472,000 in 1996 and $3,769,000 in 1995.

Earnings per share: Earnings per share are computed using the weighted average number of shares and common stock equivalents (stock options) out-standing during the year. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective for the Company for fiscal 1998, provides new standards for computing and presenting earnings per share
(EPS). It replaces primary EPS with basic EPS, and requires dual pre-sentation of basic and diluted EPS. For the year ended June 28,1997, the pro forma basic EPS and the pro forma diluted EPS would both be $2.84.

Translation of foreign currencies: Assets and liabilities in nonhyperinfla-tionary economies are translated at exchange rates in effect on reporting dates, and income and expenses are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "foreign currency translation adjustment" account included as part of stockholders' equity. For the Company's subsidiary in Brazil (a hyperinflationary economy), the translation method is the same except that inventories and plant and the related charges to cost of sales and depreciation expense are translated at rates in effect at the time the assets were purchased, and the resulting translation gains and losses are included in the determination of net earnings.

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









- -14-

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                      1997     1996     1995

   Interest income                                 $ 2,118  $ 1,889  $ 2,037
   Interest expense and commitment fees               (784)    (917)    (813)
   Realized and unrealized translation gains
     and losses                                       (225)    (140)     192
   Other                                               423      658      232
                                                   $ 1,532  $ 1,490  $ 1,648
INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     1997     1996     1995
   Current:
     Federal                                       $ 6,146  $ 5,058  $ 2,380
     Foreign                                         2,926    2,385    4,603
     State                                           1,567    1,368      912
   Deferred                                           (439)      10    1,130
                                                   $10,200  $ 8,821  $ 9,025

Pretax domestic income was $22,096,000, $19,169,000 and $12,022,000 in 1997,
1996 and 1995, respectively.

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):
                                                     1997     1996     1995
   Expected tax expense                            $10,520  $ 9,153  $ 7,654
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                              178      219     (425)
     Foreign taxes, net of federal credits            (476)    (437)   1,815
     Nontaxable investment income                     (115)    (151)    (191)
     Other                                              93       37      172
   Actual tax expense                              $10,200  $ 8,821  $ 9,025

Deferred income taxes at year end are attributable to the following (in thousands):
                                                              1997     1996
   Deferred assets:
     Retiree medical benefits                               $(6,425) $(6,109)
     Inventories                                             (1,799)  (1,111)
     Foreign loss carryforwards                                         (145)
     Other                                                   (1,431)  (1,169)
                                                             (9,655)  (8,534)
   Deferred liabilities:
     Prepaid pension                                          7,771    7,056
     Other employee benefits                                    511      561
     Depreciation                                             6,164    6,075
     Other                                                      761    1,004
                                                             15,207   14,696
   Current portion                                            2,695    1,839
                                                            $ 8,247  $ 8,001

EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in

- -15-
an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 1997, 1996 and 1995, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(823,000), $(87,000) and $(152,000), respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and approximately 1,050,000 shares of the Company's common stock. The cost of these defined benefit plans, including the ESOP, consists of the following components (in thousands):

                                                     1997     1996     1995
   Cost of benefits earned during current year     $ 2,376  $ 2,238  $ 2,028
   Interest on projected benefit obligation          5,425    3,330    3,194
   Actual return on assets                         (17,834) (12,349)  (8,943)
   Net amortization and deferral                     8,291    5,830    2,853
                                                   $(1,742) $  (951) $  (868)


The plans' funded status at year end is as follows (in thousands):

                                                             1997     1996
   Vested accumulated benefit obligation                   $72,500  $63,175
   Nonvested accumulated benefit obligation                    164       65
   Effect of future compensation increases                   8,265    8,026
   Projected benefit obligation                             80,929   71,266
   Plan assets at fair market value                        129,292  112,779
   Funded status                                            48,363   41,513
   Unrecognized portion of net assets                       29,435   24,267
   Prepaid pension cost                                    $18,928  $17,246

The assumed discount rate and rate of increase in compensation used in determining the projected benefit obligation are 7.5% and 5%, respectively, for the domestic plan and 8.5% and 6.5% for the foreign plan. The assumed long-term rate of return on plan assets is 7.5% for the domestic plan and 8.5% for the foreign plan. Less than 15% of the assets and obligations reflected in the table above relate to the foreign plan.

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

                                                              1997     1996
   Accumulated postretirement benefit obligation:
     Retirees                                               $ 6,506  $ 6,556
     Active plan participants                                 9,614    9,752
     Unrecognized loss                                         (390)  (1,235)
   Accumulated postretirement benefit obligation
     accrued                                                $15,730  $15,073




- -16-

Postretirement benefit expense consists of the following (in thousands):

                                                     1997     1996     1995
   Service cost                                    $   494  $   490  $   425
   Interest cost                                     1,126    1,096    1,054
   Amortization cost                                             27       38
                                                   $ 1,620  $ 1,613  $ 1,517

The Company's portion of the annual rate of increase in the per capita cost of covered benefits is assumed to be 2%. A one percentage point increase in the assumed cost escalation rate would increase the accumulated benefit obligation by $1.2 million and the annual expense by $150,000. A discount rate of 7.5% was used in determining the accumulated benefit obligation.

DEBT
At year end, long-term debt consists of the following (in thousands):

                                                              1997     1996
   Industrial revenue bond                                  $ 2,100  $ 2,700
   Revolving credit agreement                                 5,000    5,000
                                                              7,100    7,700
   Less current maturities                                      600      600
                                                            $ 6,500  $ 7,100

The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (5.2% at June 28, 1997). The revolving credit agreement consists of a $10,000,000 line due March 30, 1998 under which there were no borrowings at June 28, 1997 and a $10,000,000 line due March 30, 2000. The credit agreement is with two banks and requires commitment and other fees of .3%. Interest rates vary, but approximate LIBOR plus .33% (5.9% as of June 28, 1997). All debt agreements contain financial covenants, the most restrictive of which is that at June 28, 1997 the Company must have tangible net worth of $141,000,000. Annual principal payments on debt are required as follows: 1998 - 1999 $600,000; 2000 $5,600,000; 2001
$300,000. Current notes payable carry interest at a rate of LIBOR plus 4%.

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

The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25. Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is

- -17-
exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 1997, 1996, or 1995. A summary of option activity is as follows:

                                                       Weighted
                                                        Average
                                            Shares      Exercise     Shares
                                           On Option     Price    Unoptioned
   Balance, June 25, 1994                   61,556      $20.33      738,444
     Options granted                        47,719       18.39      (47,719)
     Options exercised ($17.75 and $19.24) (28,232)      18.19
     Options canceled                      (21,132)                  21,132
   Balance, June 24, 1995                   59,911       18.90      711,857
     Options granted                        32,793       20.56      (32,793)
     Options exercised ($19.34 and $19.02) (14,548)      19.18
     Options canceled                      (15,804)                  15,804
   Balance, June 29, 1996                   62,352       19.45      694,868
     Options granted                        38,709       24.21      (38,709)
     Options exercised ($17.75 and $19.55) (28,368)      18.29
     Options canceled                      (19,359)                  19,359
   Balance, June 28, 1997                   53,334       22.92      675,518

At June 28,1997, a total of 728,852 shares of common stock are reserved for issuance under the plans. The following information relates to outstanding options as of June 28,1997

Weighted Average Exercise Price                           $22.92
Weighted Average Remaining Life                         1.2 years
Weighted Average fair value on grant date
of options granted in:
            1995                                           $5.50
            1996                                            6.00
            1997                                            7.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 14% to 17%, interest - 6%, and expected lives - 2 years. The pro forma effect of any compensation costs related to implementation of and ongoing use of SFAS No. 123, "Accounting for Stock Based Compensation," is not material.


In addition 720,612 shares of common stock are reserved for the Company's 401(k) plan at June 28, 1997. Since inception in 1986, 777,697 Class A and 44,155 Class B shares have been issued under this plan.

In fiscal 1995, 363,473 shares of Class A treasury stock were canceled and returned to the status of authorized but unissued.








- -18-

OPERATING DATA
The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. Revenues, operating income and identifiable assets of the Company's domestic and foreign operations are summarized as follows (in thousands):

                                                         Elimina-   Consoli-
                                Domestic     Foreign      tions       dated
   1997:
     Sales                      $174,801    $ 75,702                $250,503
     Intercompany transfers        2,439       8,862    $(11,301)
     Revenues                    177,240      84,564     (11,301)    250,503
     Operating income             20,268       8,259                  28,527
     Identifiable assets         176,754      71,058      (9,066)    238,746
     Net assets                  128,739      57,804      (6,078)    180,465

   1996:
     Sales                      $161,175    $ 74,292                $235,467
     Intercompany transfers        2,076       8,320    $(10,396)
     Revenues                    163,251      82,612     (10,396)    235,467
     Operating income             17,034       7,628                  24,662
     Identifiable assets         167,015      70,699     (10,402)    227,312
     Net assets                  120,227      53,745      (6,687)    167,285

   1995:
     Sales                      $143,817    $ 70,398                $214,215
     Intercompany transfers        1,515       8,578    $(10,093)
     Revenues                    145,332      78,976     (10,093)    214,215
     Operating income             10,284      10,580                  20,864
     Identifiable assets         159,389      63,306      (8,755)    213,940
     Net assets                  113,442      49,275      (5,888)    156,829


Operating income is computed exclusive of other income and expense and income taxes. Transfers are recorded at normal selling price for finished goods and at cost plus a percentage to cover expenses for finished parts, work in process and raw materials. Eliminations relate to investments in subsidiaries and intercompany transactions and balances.

The Company believes it has no significant concentrations of credit risk as of June 28, 1997. Trade receivables are disbursed among a large number of retailers, distributors and industrial accounts in many countries.

The significant foreign operations of the Company are located in Scotland and Brazil. These two locations accounted for approximately the following percentages of the indicated foreign information listed above:

                             1997               1996               1995
                       Scotland  Brazil   Scotland  Brazil   Scotland  Brazil
   Revenues               40%      60%       41%      59%       40%      60%
   Operating income       62%      38%       69%      31%       45%      55%
   Identifiable assets    51%      49%       46%      54%       48%      52%





- -19-

QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)

                                               Earnings
                                                Before              Earnings
                           Net       Gross      Income      Net        Per
  Quarter Ended           Sales      Profit     Taxes     Earnings    Share
   September 1995        $52,000    $15,225    $ 3,947    $ 2,563    $ 0.36
   December 1995          61,883     18,705      6,934      4,627      0.66
   March 1996             53,042     16,179      4,626      3,330      0.47
   June 1996              68,542     24,120     10,645      6,811      0.96
                        $235,467    $74,229    $26,152    $17,331    $ 2.45

   September 1996        $58,636    $18,066    $ 6,185    $ 4,042    $ 0.57
   December 1996          64,587     20,689      8,486      5,678      0.81
   March 1997             60,489     18,439      6,328      4,251      0.61
   June 1997              66,791     23,274      9,060      5,888      0.85
                        $250,503    $80,468    $30,059    $19,859    $ 2.84

The Company's Class A Common Stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 4 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 17, 1997, and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            77      1962       Chairman and CEO and
                                                       Director

  Douglas A. Starrett            45      1985       President and Director

  George B. Webber               76      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  James S. Carey                 46      1997       Vice President Sales

  Roger U. Wellington, Jr.       56      1984       Treasurer and Chief
                                                       Financial Officer and
                                                       Director

  Peter MacDougall               59      1990       Clerk


- -20-

George B. Webber and Roger U. Wellington, Jr. have served in the same capacities as listed above for at least the past five years. Douglas R. Starrett was previously President of the Company. Douglas A. Starrett (son of Douglas R. Starrett) was previously Executive Vice President of the Company. James S. Carey was previously Midwest Sales Manager of the Company. Except in the case of Peter MacDougall, the positions listed above represent their principal occupations and employment during the last five years. Peter MacDougall, elected clerk in July 1990, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

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


Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 4 through 9 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 17, 1997 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 4 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 17, 1997, and is hereby incorporated by reference.

(b)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 17, 1997, and is hereby incorporated by reference.

(c)	The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.




- -21-

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

		    Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 28, 1997

		    Consolidated Balance Sheets at June 28, 1997 and June 29,1996

		    Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 28, 1997

		    Notes to Consolidated Financial Statements



	2.	All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.


   	3.	See Exhibit Index below on page 23.

(b)		There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)		See Exhibit Index below on page 23.

(d)		Not applicable.




- -22-

THE L.S. STARRETT COMPANY AND SUBSIDIARIES

            EXHIBIT INDEX


	(3i)	Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

	(3ii)	Bylaws as amended September 21, 1994, filed with Form 10-K for the year ended June 29, 1996, are hereby incorporated by reference.

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

	(10a)	$20,000,000 Amended and Restated Credit Agreement dated as of
March 31, 1995, among The L.S. Starrett Company, The First
National Bank of Boston and Wachovia Bank of Georgia, N.A. will be furnished to the Commission upon request.

	(11)	Statement re:  Calculation of Shares for Computation of
Consolidated Earnings Per Share. See page 24.

	(21)	Subsidiaries of the Registrant. See page 25.

	(23)	Independent Auditors' Consent. See page 26.

	(27)	Financial Data Schedule submitted herewith in electronic format.




















- -23-

                                                                Exhibit 11
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

CALCULATION OF SHARES FOR COMPUTATION
OF CONSOLIDATED EARNINGS PER SHARE


                                              1997        1996        1995

PRIMARY EARNINGS PER SHARE

Average shares outstanding during
  the year                                 6,991,810   7,057,675   7,070,032
Incremental shares computed on
  the assumption that dilutive
  stock options had been exercised,
  with the proceeds used to
  purchase treasury stock                     11,328      11,444       8,171

Average common and common equiva-
  lent shares outstanding                  7,003,138   7,069,119   7,078,203



FULLY DILUTED EARNINGS PER SHARE

Average shares outstanding during
  the year                                 6,991,810   7,057,675   7,070,032

Incremental shares computed on
  the assumption that dilutive
  stock options had been exercised,
  with the proceeds used to purchase
  treasury stock, using year-end
  market prices where such prices
  were in excess of average yearly
  prices, to determine the amount
  of treasury stock purchased                 15,692      14,908       9,909

Average common and common equivalent
  shares used to calculate fully
  diluted earnings per share               7,007,502   7,072,583   7,079,941





The Company's average common and common equivalent shares (both primary and fully diluted) during the above years do not, in the aggregate, dilute earnings per share 3% or more.







- -24-

                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 28, 1997

The parent company, The L.S. Starrett Company, incorporated in Massachusetts, has the following subsidiaries, all of which are wholly owned:

                                                                     Fiscal
                                                                    Year End

      Starrett Securities Corporation       Incorporated in         Last Sat
                                              Massachusetts          in June

      Evans Rule Company, Inc.              Incorporated in         Last Sat.
                                              New Jersey             in June

      The L.S. Starrett Co. of Canada       Incorporated in         Last Sat.
        Limited                               Canada                 in June

      The L.S. Starrett International       Incorporated in         Last Sat.
        Company                               Barbados               in June

      The L.S. Starrett Company             Incorporated in           May 31
        Limited                               Scotland

      Starrett Industria e                  Incorporated in           May 31
        Comercio Ltda.                        Brazil

      Level Industries, Inc.                Incorporated in         Last Sat.
                                              Massachusetts          in June

























- -25-

                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-55623 and No. 333-12997 of The L.S. Starrett Company, both on Form S-8, of our report dated August 1, 1997, appearing in the Annual Report on Form 10-K of The L.S. Starrett Company for the year ended June 28, 1997.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 5, 1997









































- -26-

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


Date:  September 5, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                    S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 5, 1997       Douglas A. Starrett, Sept. 5, 1997
Chairman and CEO                         President


S/ANDREW B. SIDES, JR.                   S/WILLIAM S. HURLEY
Andrew B. Sides, Jr., Sept. 5, 1997      William S. Hurley, Sept. 5, 1997
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Sept. 5, 1997        George B. Webber, Sept. 5, 1997
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 5, 1997        Roger U. Wellington,Jr.,Sept. 5, 1997
Chief Accounting Officer                Treasurer and Chief Financial Officer
                                           and Director









- -27-