Form 10-Q
period 1997-09-27
STARRETT L S CO
filed 1997-11-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 27, 1997

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

                             YES  X  NO


Common Shares outstanding as of  September 27, 1997    :

     Class A Common Shares      4,972,409

     Class B Common Shares      1,887,180

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 27, 1997 and September 28, 1996
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 27,
                  1997 (unaudited) and June 28, 1997                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 27,
                  1997 and  September 28, 1996 (unaudited)              5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 4.  Submission of Matters to a Vote of Security Holders      8

      Item 6.  Exhibits and reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                                           13 Weeks Ended
EARNINGS                                                  9/27/97  9/28/96

Net sales                                                  65,213   58,636

Cost of goods sold                                        (44,479) (40,570)
Selling and general                                       (12,794) (12,252)
Other income and expense                                      460      371

Earnings before income taxes                                8,400    6,185
Provision for federal, foreign and
      state income taxes                                    2,987    2,143

Net earnings                                                5,413    4,042
Earnings per share                                            .78      .57
Dividends per share                                           .19      .18

CASH FLOWS

Cash flows from operating activities:
   Net earnings                                             5,413    4,042
   Noncash expenses:
      Depreciation and amortization                         2,745    2,503
      Deferred taxes                                           46      192
      Unrealized translation losses(gains)                     83       30
   Working capital changes:
      Receivables                                          (7,405)  (3,760)
      Inventories                                           2,155   (2,801)
      Other assets and liabilities                          3,634   (2,132)
   Prepaid pension cost and other                            (419)      (8)

         Net cash from operations                           6,252   (1,934)

Cash flows from investing activities:
   Additions to plant and equipment                        (3,820)  (2,637)
   (Increase)decrease in short-term
      investments                                          (1,310)   2,701

         Net cash used in investing                        (5,130)      64

Cash flows from financing activities:
   Short-term borrowings, net                                        2,726
   Common stock issued                                        886      881
   Treasury shares purchased                               (3,685)  (1,352)
   Dividends                                               (1,317)  (1,261)

         Net cash used in financing                        (4,116)     944

Effect of translation rate changes
      on cash                                                   1       (5)

Net decrease in cash                                       (2,993)    (931)
Cash, beginning of period                                   3,053    1,417
Cash, end of period                                            60      486


               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 27     June 28
                                                         1997        1997
ASSETS                                               (unaudited)
Current assets:
   Cash                                                     60       3,053
   Investments                                          28,648      27,389
   Accounts receivable (less allowance for doubtful
         accounts of $1,873,000 and $1,877,000)         43,788      36,625
   Inventories:
      Finished goods                                    29,907      32,374
      Goods in process and finished parts               26,991      26,698
      Raw materials and supplies                        16,613      16,774
                                                        73,511      75,846
   Prepaid expenses and other current assets             1,331       4,682
                  Total current assets                 147,338     147,595

Property, plant and equipment, at cost (less
      accumulated depreciation of $63,346,000
      and $60,816,000)                                  65,171      64,101
Cost in excess of net assets acquired (less
      accumulated amortization of $3,597,000
      and $3,514,000)                                    7,676       7,772
Prepaid pension cost                                    19,445      18,928
Other assets                                               423         350
                                                       240,053     238,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  3,610       3,610
   Accounts payable and accrued expenses                14,624      13,205
   Accrued salaries and wages                            5,376       6,628
   Taxes payable                                         4,314       3,927
   Employee deposits for stock purchase plan                29         434
                  Total current liabilities             27,953      27,804

Deferred income taxes                                    8,362       8,247
Long-term debt                                           6,500       6,500
Accumulated postretirement medical benefit obligation   15,894      15,730
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        4,972,409 outstanding in Sep.1997, excluding
        1,071,919 held in treasury; 5,038,013 outstanding
        in June 1997, excluding 995,943 held in treasury)4,973       5,038
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,887,180 outstanding in Sep.1997, excluding
        268,337 held in treasury; 1,905,606 outstanding
        in June 1997, excluding 260,283 held in treasury)1,887       1,906
      Additional paid-in capital                        38,897      38,730
      Retained earnings reinvested and employed in
            the business                               139,002     137,788
      Foreign currency translation adjustment           (3,573)     (3,155)
      Other equity adjustments                             158         158
                  Total stockholders' equity           181,344     180,465
                                                       240,053     238,746



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Thirteen Weeks Ended September 27, 1997 and September 28, 1996
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total


Balance June 29, 1996        7,055    36,650   128,272    (4,692)  167,285
Net earnings                                     4,042               4,042
Dividends ($.18)                                (1,261)             (1,261)
Treasury shares:
  Purchased                    (56)     (298)     (998)             (1,352)
  Issued                        35       796                           831
Translation gain, net                                        173       173
Investment valuation                                          50        50


Balance September 28, 1996   7,034    37,148   130,055    (4,469)  169,768






Balance June 28, 1997        6,944    38,730   137,788    (2,997)  180,465
Net earnings                                     5,413               5,413
Dividends ($.19)                                (1,317)             (1,317)
Treasury shares:
  Purchased                   (110)     (693)   (2,882)             (3,685)
  Issued                        26       860                           886
Translation loss, net                                       (418)     (418)
Investment valuation                                           0         0


Balance September 27, 1997   6,860    38,897   139,002    (3,415)  181,344



















               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 1997 and June 28, 1997; the results of operations and cash flows for the thirteen weeks ended September 27, 1997 and September 28, 1996; and changes in stockholders' equity for the thirteen weeks ended September 27, 1997 and September 28, 1996.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 28, 1997, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):


                                                      Thirteen Weeks
                                                      Ended September
                                                       1997     1996

        Interest income                                 642      472
        Interest expense and commitment fees           (205)    (185)
        Realized and unrealized exchange losses         (97)     (49)
        Other                                           120      133
                                                        460      371



Approximately 80% of all inventories are valued on the LIFO method. At September 27, 1997 and June 28, 1997, total inventories are $25,287,000 and $24,790,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):


                                                 September     June
                                                   1997        1997

        Industrial revenue bond                    2,100       2,100
        Revolving credit agreement                 5,000       5,000
                                                   7,100       7,100
        Less current portion                         600         600
                                                   6,500       6,500

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share," which will be effective during the second quarter of fiscal 1998. Had SFAS No. 128 been effective for the quarters ended in September 1997 and 1996, reported earnings per share would have been unchanged.

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales for the September quarter are 11% above the corresponding quarter of a year ago. The increase is in both domestic and foreign operations, reflecting the overall good domestic business conditions as well as a solid increase in Brazil's unit volume.

Earnings Before Taxes
Pretax earnings are up 36% from the September 1996 quarter. This improvement is consistent with the increase in sales volume mentioned above and the related efficiencies from increased manufacturing activity. In addition, reductions in selling and general wages in Brazil continue to help.

Income Taxes
The effective income tax rate was approximately 35% in the September quarter of both years. These rates are considered normal and reflect the diminishing effect of permanent book-tax differences as overall taxable income improves.


                       LIQUIDITY AND CAPITAL RESOURCES
                                                          13 Weeks Ended
                                                          9/27/97  9/28/96
   Cash provided by operations                             6,252   (1,934)
   Cash used in investing activities                      (5,130)      64
   Cash used in financing activities                      (4,116)     944
   Cash effect of translation rate changes                     1       (5)
      Net decrease in cash                                (2,993)    (931)

Increased cash flow provided by the increase in net earnings has been used primarily to finance increases in working capital resulting from the overall improvement in business activity. In addition, the Company purchased $1.3M more in treasury shares in the 1997 September quarter than it did in 1996.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.1 to 1 as of September 27, 1997 and 4.8 to 1 as of June 28, 1997.

                            SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report includes forward-looking statements about the Company's business, sales, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements concerning those and other issues may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements. Such risks relate to the unpredicta-bility of foreign operations (particularly in Brazil), to the cyclical nature of the Company's industry (including the level of capital spending by industrial companies), to competition, including pricing pressures from low-wage foreign sources, and to the effects of changes in foreign currency relationships. These risks are discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10K for the year ended June 28, 1997.

                         THE L. S. STARRETT COMPANY
                         PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 17, 1997.

      (c) 1.The following directors were elected:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
            A shares voting as separate class:
                 William S. Hurley           4,414,687  253,269      N/A

            A and B shares voting together:
                 Douglas A. Starrett        21,800,312  320,984      N/A


          2.The following additional matters, as more fully described in the registrant's Notice and Proxy Statement for said meeting, were voted upon:

            Adoption of the 1997 Employees' Stock Purchase Plan. There were 20,606,791 votes in favor, 884,954 against and 232,375 abstentions.

            Increase of authorized Class A shares to 20,000,000. There were 21,272,237 votes in favor, 515,857 against and 328,820 abstentions.


ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of shares for computation of Consolidated
     Earnings per share
                                                           13 Weeks Ended
                                                         9/27/97   9/28/96
Average number of shares outstanding during the period 6,923,589 7,039,422 Incremental shares computed on the assumption that dilutive stock options had been exercised with
  the proceeds used to purchase treasury stock             15,983    12,331
Average common and common equivalent shares outstanding 6,939,572 7,051,753



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   November 7, 1997                  S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date   November 7, 1997                      S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)