Form 10-Q
period 1997-12-27
STARRETT L S CO
filed 1998-02-06
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 27, 1997

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from


Commission file number                         1-367


                         THE L. S. STARRETT COMPANY
           (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                        04-1866480
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     121 CRESCENT STREET, ATHOL, MASSACHUSETTS               01331-1915
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       978-249-3551



      Former name, address and fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES  X  NO

Common Shares outstanding as of     December 27, 1997    :

     Class A Common Shares      5,059,898

     Class B Common Shares      1,820,990

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 27, 1997 and
                  December 28, 1996 (unaudited)                         3

                  Consolidated Balance Sheets - December 27,
                  1997 (unaudited) and June 28, 1997                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 27, 1997 and December 28, 1996
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                              12/27/97 12/28/96  12/27/97 12/28/96

Net sales                               68,638   64,587   133,851  123,223
Cost of goods sold                     (45,372) (43,898)  (89,851) (84,468)
Selling and general                    (14,216) (12,597)  (27,010) (24,849)
Other income and expense                   382      394       842      765

Earnings before income taxes             9,432    8,486    17,832   14,671
Provision for federal, foreign and
      state income taxes                 3,041    2,809     6,028    4,952

Net earnings                             6,391    5,677    11,804    9,719
Earnings per share                         .93      .81      1.71     1.38
Dividends per share                        .19      .18       .38      .36


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          6,391    5,677    11,804    9,719
   Noncash expenses:
      Depreciation and amortization      2,650    2,542     5,395    5,045
      Deferred taxes                      (254)      66      (208)     258
      Unrealized translation losses         71       13       154       43
   Working capital changes:
      Receivables                        1,378      543    (6,027)  (3,217)
      Inventories                        1,234      231     3,389   (2,570)
      Other assets and liabilities        (583)   2,356     3,051      224
   Prepaid pension cost and other       (1,113)    (139)   (1,532)    (147)

         Net cash from operations        9,774   11,289    16,026    9,355

Cash flows from investing activities:
   Additions to plant and equipment     (3,986)  (3,136)   (7,806)  (5,773)
   (Increase)decrease in short-term
      investments                       (3,211)  (1,369)   (4,521)   1,331

         Net cash used in investing     (7,197)  (4,505)  (12,327)  (4,442)

Cash flows from financing activities:
   Short-term borrowings, net              101   (4,150)      101   (1,424)
   Long-term debt repayments              (300)    (300)     (300)    (300)
   Common stock issued                     934    1,062     1,820    1,893
   Treasury shares purchased              (334)  (1,845)   (4,019)  (3,196)
   Dividends                            (1,302)  (1,258)   (2,619)  (2,519)

         Net cash used in financing       (901)  (6,491)   (5,017)  (5,546)

Effect of translation rate changes
      on cash                               25       36        26       31

Net increase (decrease) in cash          1,701      329    (1,292)    (602)
Cash, beginning of period                   60      486     3,053    1,417
Cash, end of period                      1,761      815     1,761      815

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Dec. 27     June 28
                                                         1997        1997
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  1,761       3,053
   Investments                                          32,056      27,389
   Accounts receivable (less allowance for doubtful
         accounts of $2,264,000 and $1,877,000)         42,819      36,625
   Inventories:
      Finished goods                                    30,242      32,374
      Goods in process and finished parts               26,353      26,698
      Raw materials and supplies                        16,270      16,774
                                                        72,865      75,846
   Prepaid expenses and other current assets             2,006       4,682

                  Total current assets                 151,507     147,595

Property, plant and equipment, at cost (less
      accumulated depreciation of $66,220,000
      and $60,816,000)                                  66,788      64,101
Cost in excess of net assets acquired (less
      accumulated amortization of $3,717,000
      and $3,514,000)                                    7,702       7,772
Prepaid pension cost                                    19,780      18,928
Other assets                                             1,247         350
                                                       247,024     238,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  3,711       3,610
   Accounts payable and accrued expenses                14,573      13,205
   Accrued salaries and wages                            5,856       6,628
   Taxes payable                                         3,710       3,927
   Employee deposits for stock purchase plan                74         434
                  Total current liabilities             27,924      27,804

Deferred income taxes                                    8,493       8,247
Long-term debt                                           6,200       6,500
Accumulated postretirement medical benefit obligation   16,059      15,730
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,059,898 outstanding in Dec.1997, excluding
        1,059,014 in treasury; 5,038,013 outstanding
        in June 1997, excluding 995,943 in treasury)     5,060       5,038
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,820,990 outstanding in Dec.1997, excluding
        269,960 in treasury; 1,905,606 outstanding
        in June 1997, excluding 260,283 in treasury)     1,821       1,906
      Additional paid-in capital                        39,749      38,730
      Retained earnings reinvested and employed in
            the business                               143,818     137,788
      Foreign currency translation adjustment           (2,335)     (3,155)
      Other equity adjustments                             235         158
                  Total stockholders' equity           188,348     180,465
                                                       247,024     238,746



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Twenty-six Weeks Ended December 27, 1997 and December 28, 1996
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total

Balance June 29, 1996       7,055    36,650    128,272    (4,692)  167,285
Net earnings                                     9,719               9,719
Dividends ($.36)                                (2,519)             (2,519)
Treasury shares:
  Purchased                  (125)     (699)    (2,372)             (3,196)
  Issued                       61     1,480                          1,541
Options exercised              20       332                            352
Translation gain, net                                      2,352     2,352
Investment valuation                                          50        50

Balance Dec. 28, 1996        7,011    37,763   133,100    (2,290)  175,584






Balance June 28, 1997        6,944    38,730   137,788    (2,997)  180,465
Net earnings                                    11,804              11,804
Dividends ($.38)                                (2,619)             (2,619)
Treasury shares:
  Purchased                   (119)     (745)   (3,155)             (4,019)
  Issued                        46     1,579                         1,625
Options exercised               10       185                           195
Translation gain, net                                        820       820
Investment valuation                                          77        77

Balance Dec. 27, 1997        6,881    39,749   143,818    (2,100)  188,348



















               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 27, 1997 and June 28, 1997; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 27, 1997 and December 28, 1996; and changes in stockholders' equity for the twenty-six weeks ended December 27, 1997 and December 28, 1996.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 28, 1997, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):


                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       1997     1996      1997     1996

      Interest income                  746      464     1,388      936
      Interest expense and com-
        mitment fees                  (252)    (179)     (457)    (364)
      Realized and unrealized ex-
        change losses                 (135)     (35)     (232)     (84)
      Other                             23      144       143      277
                                       382      394       842      765



Approximately 80% of all inventories are valued on the LIFO method. At December 27, 1997, and June 28, 1997, total inventories are $25,322,000 and $24,790,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):


                                              December      June
                                                1997        1997

            Industrial revenue bond             1,800       2,100
            Revolving credit agreement          5,000       5,000
                                                6,800       7,100
            Less current portion                  600         600
                                                6,200       6,500


In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share," which was effective during this quarter. SFAS No. 128 has had no effect on reported earnings per share.

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are up 6% for the quarter and 9% year to date. The increase in the quarterly comparison is primarily in domestic operations, reflecting continued good business conditions. The year to date increase is in both domestic and foreign operations. The strong pound as compared to European currencies and ongoing concerns about Brazil's economy are affecting volume at our foreign locations.

Earnings Before Taxes
Pretax earnings are up 11% for the quarter and 22% year to date. These results follow the increase in sales volume mentioned above and the related efficiencies from the increased manufacturing activity. Selling and general expense would have increased at a lower rate than sales had it not been for certain second quarter bad debt reserves established as a result of the Asian currency situation.

Income Taxes
The effective income tax rate is 32% for the quarter and 34% year to date. The rates were approximately the same in the corresponding periods in the prior year. The effect of lower rates in Brazil in fiscal 1997 has been offset by domestic income mix changes resulting in higher income taxes in Puerto Rico.

                       LIQUIDITY AND CAPITAL RESOURCES
                                           13 Weeks Ended     26 Weeks Ended
                                          12/27/97 12/28/96  12/27/97 12/28/96
   Cash provided by operations              9,774   11,289    16,026    9,355
   Cash used in investing activities       (7,197)  (4,505)  (12,327)  (4,442)
   Cash used in financing activities         (901)  (6,491)   (5,017)  (5,546)
   Cash effect of translation rate changes     25       36        26       31
      Net increase (decrease) in cash       1,701      329    (1,292)    (602)

Cash flow provided by the increase in net earnings has been used primarily to finance increases in receivables resulting from the overall improvement in business activity. The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.4 to 1 as of December 27, 1997 and
5.3 to 1 as of June 28, 1997.
                            SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of shares for computation of Consolidated
     Earnings per share
                                       13 Weeks Ended      26 Weeks Ended
                                     12/27/97  12/28/96  12/27/97  12/28/96

Average number of shares out-
  standing during the period        6,864,625 7,018,606 6,894,107 7,029,014

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                       13,956     7,501    14,970     9,916


Average common and common equiva-
  lent shares outstanding           6,878,581 7,026,107 6,909,077 7,038,930



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date      February 6, 1998                 S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date      February 6, 1998                   S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)