Form 10-Q
period 1998-03-28
STARRETT L S CO
filed 1998-05-08
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 28, 1998

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

                             YES  X  NO


Common Shares outstanding as of      March 28, 1998    :

     Class A Common Shares      5,154,824

     Class B Common Shares      1,734,723

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended  March 28, 1998 and
                  March 29, 1997 (unaudited)                            3

                  Consolidated Balance Sheets - March 28,
                  1998 (unaudited) and June 28, 1997                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 28, 1998 and  March 29, 1997
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         8

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/28/98  3/29/97   3/28/98  3/29/97

Net sales                               61,195   60,489   195,046  183,712

Cost of goods sold                     (41,317) (42,050) (131,168)(126,518)
Selling and general                    (12,761) (12,426)  (39,771) (37,275)
Other income and expense                   319      316     1,161    1,081

Earnings before income taxes             7,436    6,329    25,268   21,000
Provision for federal, foreign and
      state income taxes                 2,441    2,077     8,469    7,029

Net earnings                             4,995    4,252    16,799   13,971
Basic earnings per share                   .72      .61      2.43     1.99
Dividends per share                        .19      .18       .57      .54

CASH FLOWS

Cash flows from operating activities:
   Net earnings                          4,995    4,252    16,799   13,971
   Noncash expenses:
      Depreciation and amortization      2,802    2,592     8,197    7,637
      Deferred taxes                       232       90        24      348
      Unrealized translation losses(gains)           (4)      154       39
   Working capital changes:
      Receivables                        2,265    1,763    (3,762)  (1,454)
      Inventories                          336      980     3,725   (1,590)
      Other assets and liabilities         169   (3,982)    3,220   (3,758)
   Prepaid pension cost and other       (1,043)    (324)   (2,575)    (471)

         Net cash from operations        9,756    5,367    25,782   14,722

Cash flows from investing activities:
   Additions to plant and equipment     (4,242)  (3,335)  (12,048)  (9,108)
   (Increase)decrease in short-term
      investments                       (2,070)     (43)   (6,591)   1,288

         Net cash used in investing     (6,312)  (3,378)  (18,639)  (7,820)

Cash flows from financing activities:
   Short-term borrowings, net           (1,382)   1,835    (1,281)     411
   Long-term debt repayments            (2,000)  (1,000)   (2,300)  (1,300)
   Common stock issued                     820      838     2,640    2,731
   Treasury shares purchased              (505)  (2,675)   (4,524)  (5,871)
   Dividends                            (1,304)  (1,247)   (3,923)  (3,766)

         Net cash used in financing     (4,371)  (2,249)   (9,388)  (7,795)

Effect of translation rate changes
      on cash                               (2)     (38)       24       (7)

Net decrease in cash                      (929)    (298)   (2,221)    (900)
Cash, beginning of period                1,761      815     3,053    1,417
Cash, end of period                        832      517       832      517

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Mar. 28     June 28
                                                         1998        1997
ASSETS                                               (unaudited)   _______
Current assets:
   Cash                                                    832       3,053
   Investments                                          34,026      27,389
   Accounts receivable (less allowance for doubtful
         accounts of $2,269,000 and $1,877,000)         40,178      36,625
   Inventories:
      Finished goods                                    29,687      32,374
      Goods in process and finished parts               26,283      26,698
      Raw materials and supplies                        15,933      16,774
                                                        71,903      75,846
   Prepaid expenses and other current assets             1,926       4,682
                  Total current assets                 148,865     147,595

Property, plant and equipment, at cost (less
      accumulated depreciation of $68,424,000
      and $60,816,000)                                  67,842      64,101
Cost in excess of net assets acquired (less
      accumulated amortization of $3,790,000
      and $3,514,000)                                    7,599       7,772
Prepaid pension cost                                    21,091      18,928
Other assets                                             1,244         350
                                                       246,641     238,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  2,329       3,610
   Accounts payable and accrued expenses                15,528      13,205
   Accrued salaries and wages                            6,059       6,628
   Taxes payable                                         2,034       3,927
   Employee deposits for stock purchase plan               587         434
                  Total current liabilities             26,537      27,804

Deferred income taxes                                    8,603       8,247
Long-term debt                                           4,200       6,500
Accumulated postretirement medical benefit obligation   16,216      15,730
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,154,824 outstanding in 1998, excluding
        1,048,448 held in treasury; 5,038,013 outstanding
        in 1997, excluding 995,943 held in treasury)     5,155       5,038
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,734,723 outstanding in 1998, excluding
        271,867 held in treasury; 1,905,606 outstanding
        in 1997, excluding 260,283 held in treasury)     1,735       1,906
      Additional paid-in capital                        40,466      38,730
      Retained earnings reinvested and employed in
            the business                               147,098     137,788
      Foreign currency translation adjustment           (3,653)     (3,155)
      Other equity adjustments                             284         158
                  Total stockholders' equity           191,085     180,465
                                                       246,641     238,746



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
      For the Thirty-nine Weeks Ended March 28, 1998 and March 29, 1997
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total

Balance June 29, 1996
  (895,516 Class A
  and 220,572 Class B
  shares in treasury)        7,055    36,650   128,272    (4,692)  167,285
Net earnings                                    13,971              13,971
Dividends ($.54)                                (3,766)             (3,766)
Treasury shares:
  Purchased                   (217)   (1,245)   (4,409)             (5,871)
  Issued                        90     2,289                         2,379
Options exercised               20       332                           352
Translation gain, net                                      1,358     1,358
Investment valuation                                          81        81

Balance March 29, 1997
  (991,156 Class A
  and 251,731 Class B
  shares in treasury)        6,948    38,026   134,068    (3,253)  175,789



Balance June 28, 1997
  (995,943 Class A
  and 260,283 Class B
  shares in treasury)        6,944    38,730   137,788    (2,997)  180,465
Net earnings                                    16,799              16,799
Dividends ($.57)                                (3,923)             (3,923)
Treasury shares:
  Purchased                   (132)     (826)   (3,566)             (4,524)
  Issued                        68     2,377                         2,445
Options exercised               10       185                           195
Translation loss, net                                       (498)     (498)
Investment valuation                                         126       126

Balance March 28, 1998
  (1,048,448 Class A
  and 271,867 Class B
  shares in treasury)        6,890    40,466   147,098    (3,369)  191,085











               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 28, 1998 and June 28, 1997; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 28, 1998 and March 29, 1997; and changes in stockholders' equity for the thirty-nine weeks ended March 28, 1998 and March 29, 1997.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 28, 1997, and these financial statements should be read in conjunction with said annual report. In the third quarter of fiscal 1998, the Company's operations in Brazil ceased to be considered highly inflationary and, accordingly, the Company now accounts for any resulting translation adjustments as a component of equity.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Thirty-nine Weeks
                                       Ended March        Ended March
                                       1998     1997      1998     1997

      Interest income                  711      528     2,099    1,464
      Interest expense and com-
        mitment fees                  (171)    (176)     (628)    (540)
      Realized and unrealized ex-
        change losses                 (237)     (21)     (469)    (105)
      Other                             16      (15)      159      262
                                       319      316     1,161    1,081


Approximately 70% of all inventories are valued on the LIFO method. At March 28, 1998, and June 28, 1997, total inventories are $25,444,000 and $24,790,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                                March       June
                                                1998        1997

            Industrial revenue bond             1,800       2,100
            Revolving credit agreement          3,000       5,000
                                                4,800       7,100
            Less current portion                  600         600
                                                4,200       6,500


In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FASB) No.128, Earnings per Share, which was effective during the second quarter of fiscal 1998. The adoption of this standard has had no effect on reported earnings per share. The Company will also be required to adopt FASB No. 130, Other Comprehensive Income, and FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1998.

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are up 1% for the quarter and 6% year to date. The increase in the quarterly comparison is coming from domestic operations, and reflects continued good business conditions. The year to date increase is in both domestic and foreign operations. Volume at our foreign locations is being adversely affected by 1) the strong British pound, which makes our Scottish products less competitive in foreign markets and 2) general economic conditions in Brazil.

Earnings Before Taxes
Pretax earnings are up 17% for the quarter and 20% year to date. Again, these improvements are coming from domestic operations and follow the increase in sales volume mentioned above, the related efficiencies from the increased manufacturing activity, and the effects of various cost reduction initiatives.

Income Taxes
The effective income tax rate is 33% for the quarter and 34% year to date. The rates were approximately the same in the corresponding periods in the prior year, and reflect the normal benefits of nontaxable investment income and lower foreign and Puerto Rican tax rates.

LIQUIDITY AND CAPITAL RESOURCES
                                            13 Weeks Ended     39 Weeks Ended
                                           3/28/98  3/29/97   3/28/98  3/29/97
   Cash provided by operations              9,756    5,367    25,782   14,722
   Cash used in investing activities       (6,312)  (3,378)  (18,639)  (7,820)
   Cash used in financing activities       (4,371)  (2,249)   (9,388)  (7,795)
   Cash effect of translation rate changes     (2)     (38)       24       (7)
      Net increase (decrease) in cash        (929)    (298)   (2,221)    (900)

Increased cash flow provided by the increase in net earnings plus the net change in the components of working capital has been used primarily for increased additions to plant and short-term investments and repayment of bank debt.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.6 to 1 as of March 28, 1998 and 5.3 to 1 as of June 28, 1997.
SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF1995

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

                         THE L. S. STARRETT COMPANY


                         PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 11. Calculation of shares for computation of Consolidated
     Earnings per share
                                       13 Weeks Ended      39 Weeks Ended
                                     3/28/98   3/29/97   3/28/98   3/29/97

Average number of shares out-
  standing during the period        6,879,588 6,977,310 6,889,267 7,011,779

Incremental shares computed on the
  assumption that dilutive stock
  options had been exercised with
  the proceeds used to purchase
  treasury stock                       14,819    14,034    14,919    11,289


Average common and common equiva-
  lent shares outstanding           6,894,407 6,991,344 6,904,186 7,023,068



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date      May 8, 1998                     S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date      May 8, 1998                        S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)