Form 10-K
period 1998-06-27
STARRETT L S CO
filed 1998-09-23
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 27, 1998          Commission File No.  1- 367

                        THE L.S. STARRETT COMPANY
          (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        978-249-3551

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

The Registrant had 5,181,967 and 1,699,050 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 24, 1998. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $260,000,000.

The exhibit index is located on page 25.

Documents incorporated by reference

Proxy Statement dated August 12, 1998 - Part III

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

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily through distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-your-selfers and tradesmen such as builders, carpenters, plumbers and electricians.

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

At June 27, 1998, the Company had 2,783 employees, approximately 70% of whom are domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 27, 1998, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

Sales order backlog of the Company at any point in time is negligible.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and Scotland, as well as a newly established subsidiary in China, are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's 1998 financial statements found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand; total inventories amounted to approximately $73,777,000 at June 27, 1998, and $75,846,000 at June 28, 1997. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are approximately $23,998,000 and $24,790,000 lower, respectively, than if determined on a first-in, first-out
(FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 1998, 1997 and 1996 were approximately $3,406,000, $3,073,000 and $3,472,000, respectively, all of which was expensed in the Company's financial statements.

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

Item 2 - Properties

The Company's principal plant is located in Athol, Massachusetts on about 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet of production and storage area.

The Webber Gage Division, Cleveland, Ohio, owns and occupies two buildings containing approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, North Carolina has approximately 252,000 square feet, including 18,000 square feet added in fiscal 1998. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine Division, Optical Comparator Division and Ground Flat Stock Division. This plant is subject to a mortgage collateralizing a $1,500,000 Industrial Revenue Bond.

The Company's Advanced Technology Division, located in Gardner, Massachusetts, occupies about 9,000 square feet of leased facilities.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 166,000 square foot building, including 30,000 square feet added in fiscal 1998. In addition, this division leases 45,000 square feet of manufacturing space in Mayaguez, Puerto Rico.

The Company's Exact Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's Brazil subsidiary owns and occupies several buildings totaling 209,000 square feet. The Company's Scotland subsidiary owns and occupies a 187,000 square foot building and also a 33,000 square foot building in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. A second wholly owned subsidiary located in Skipton performs calibration services and leases about 4,000 square feet. A subsidiary in Mississauga, Canada owns and occupies a 25,000 square foot building. A wholly owned subsidiary established in the People's Republic of China during fiscal 1998 leases approximately 40,000 square feet.

In addition, the Company owns and operates warehouses/sales offices in Glendale, Arizona and Elmhurst, Illinois; and leases a 6,000 square foot sales support office in Atlanta, Georgia.

In the Company's opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 27, 1998.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.







PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 24, 1998, there were 2,328 registered holders of Class A common stock and 1,745 registered holders of Class B common stock.

      Quarter ended                   Dividends            High       Low
      September 1996                    0.18            $ 25.75    $ 22.75
	December 1996                     0.18              29.00      23.75
	March 1997                        0.18              31.25      27.50
	June 1997                         0.18              32.00      28.13

	September 1997                    0.19              36.56      30.25
	December 1997                     0.19              39.94      36.00
	March 1998                        0.19              40.13      32.56
	June 1998                         0.20              40.81      37.06

Item 6 - Selected Financial Data

			Years ended in June ($000 except per share data)
                               1998      1997      1996      1995      1994
Net sales                   $262,340  $250,503  $235,467  $214,215  $180,178
Net earnings                  23,009    19,859    17,331    13,487     9,041
Basic earnings per share        3.34      2.84      2.45      1.91      1.28
Diluted earnings per share      3.33      2.84      2.45      1.91      1.28
Long-term debt                 3,900     6,500     7,100     8,700    10,843
Total assets                 250,263   238,746   227,312   213,940   198,032
Dividends per share             0.77      0.72      0.72      0.69      0.68



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SALES

Sales increased 5% in fiscal 1998 following a 6% increase in fiscal 1997. Domestic sales accounted for most of the increase in the current as well as the prior year as a result of continued good economic conditions in our industry. Foreign sales, however, have increased only slightly during the past two years. The strong British pound has been adversely affecting Scotland's business both in terms of export pricing and domestic import competition. In Brazil, high real interest rates and a recessionary economy have held sales back, particularly in the current year. The weakening of Brazil's currency caused the local currency sales increase to be reduced by about 10 percentage points in both 1998 and 1997 after conversion to U.S. dollars.

EARNINGS BEFORE TAXES

Pretax earnings are up 14% for the year. This follows a 15% increase in 1997. Cost of sales was about 67.5% in 1998, 68% in 1997, and 68.5% in 1996. The improvement in these rates is consistent with added manufacturing efficiencies and increased production levels, particularly in domestic operations where pretax earnings are up 26% this year and were up 15% last year. On the foreign side, the strong pound mentioned above had a significant negative effect on margins and was primarily responsible for a 20% drop in foreign pretax earnings. In 1997, reductions in selling and general wages in Brazil enabled our foreign pretax earnings to increase 14% despite level sales.

INCOME TAXES

The effective tax rate is 33% in 1998 compared to 34% in both 1997 and 1996. Tax-exempt interest on short-term investments in municipal bonds, Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is slightly lower than the combined U.S. state and federal statutory rate. However, as taxable income has increased in the past several years, the effect of these items has diminished. In addition, the overall effective rate has been favorably impacted by lower rates in Brazil starting in 1996. Although the statutory rate in Brazil is now comparable to the U.S. federal rate, nonrecurring permanent differences between book and taxable income for dividends paid to the U.S. in 1998 and 1997 and local monetary correction adjustments in 1996 reduced the Brazilian effective tax rate substantially when reported in U.S. dollars.

NET EARNINGS

As a result of the above, net earnings were up 16% in fiscal 1998 when compared to 1997 and 1997 net earnings were up 15% when compared to 1996.

MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 1997 and 1998, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil are approximately $11 million and $2 million, respectively. Inflation in Brazil has decreased to less than 10% today from over 2000% in 1994 when their current economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

YEAR 2000

The well publicized year 2000 problem, which is common to most corporations, is associated with the inability of computer systems to process date related information beyond the year 2000. The Company does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. If, however, the Company, its customers or its suppliers are unable to achieve year 2000 compliance, the potential exists for the Company's business and results of operations to be adversely affected.

Worldwide, the Company has four major computer systems that are used in the areas of manufacturing, sales and accounting. Two use third party packages that the Company believes are or, through vendor upgrades, will be year 2000 compliant. The other two systems are in the process of being converted to third party packages that the Company believes are already compliant. The Company expects to complete the reasonably necessary remediation of its significant systems by the end of fiscal 1999 and has not incurred, and does not expect to incur, significant additional separately identifiable costs in order to make its computer systems year 2000 compliant. In the event the Company's planned upgrades and modifications fail to bring any of these major systems into Year 2000 compliance or fail to do so in a timely manner, the Company will have to adopt contingency plans to deal with any resulting disruptions in its business.

The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company believes such equipment is year 2000 compliant to the extent reasonably necessary but has not completed its testing of such equipment. In the event the Company determines that such equipment cannot readily be made year 2OOO compliant, it believes it can revert to the manual processes previously employed or outsource such work. The Company is also in the process of investigating the status of other systems with respect to year 2000 compliance such as phone, fax, heating/air conditioning, and electricity and believes they will be year 2000 compliant to the extent reasonably necessary before the end of 1999. The Company is utilizing internal resources for this purpose and does not expect to incur significant separately identifiable costs.

In addition to reviewing its own systems, the Company has polled or is in the process of polling its significant customers and vendors to get assurance that they are year 2000 compliant and to attempt to identify potential issues. To the extent such assurance is not received, appropriate contingency plans will be developed and implemented. At this time, the Company is not aware of significant problems. If the Company's customers and vendors do not achieve year 2000 compliance before the end of 1999, the Company could experience a variety of problems that might have a material adverse effect on the Company's business and results of operations. For example, customers might lose EDI capability or vendors might fail to deliver, but most foreseeable problems can be overcome by reverting to phone, fax, mail and other manual procedures. It should be noted that the Company outsources very little other than raw steel and is not dependent on single source suppliers. In addition it has no customer accounting for more than ten percent of sales.


LIQUIDITY AND CAPITAL RESOURCES

                                              Years ended In June ($000)
                                           1998          1997          1996
Cash provided by operations              $28,713       $23,516       $15,171
Cash used in investing activities        (15,838)      (13,310)      (10,744)
Cash used in financing activities        (12,203)       (8,563)       (5,588)
Effect of translation rate
   changes on cash                           (20)           (7)          (11)
Increase (decrease) in cash              $   652       $ 1,636       $(1,172)

Cash flows from operating activities increased $5 million in 1998 primarily due to the increase in net earnings of $3 million, and increases in levels of non cash charges for depreciation, amortization and deferred taxes of $3 million. In total, the change in prepaid pension and other assets and the components of working capital remained about the same in 1998, whereas 1997 saw a considerable slowdown in the rate of inventory increase as compared to 1996.

The Company's investing activities consist mainly of expenditures for property, plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $16.1 million in 1998 are ahead of the $14.0 million and $11.6 million experienced in 1997 and 1996, which are more typical years, but the Company anticipates similar levels of capital expenditures in the near term due to startup operations in China and major system software and hardware changes.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares. Treasury share purchases were $5.3 million in 1998 compared to $7.1 million in 1997 and $4.7 million in 1996.

The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. The Company maintains two lines of credit as discussed in the notes to the financial statements. The Company has not made significant borrowings under these lines during the past three years. The lines were used primarily to finance acquisitions. The Company continues to maintain a strong financial position with a working capital ratio of 5.9 to l as of June 27, 1998 and 5.3 to 1 as of June 28, 1997. Cash not immediately required for working capital is invested in high grade money market instruments with maturities generally less than one year (however, see the notes to the financial statements regarding investments in Puerto Rico). Certain cash and investment balances of foreign subsidiaries may not be repatriated without adverse tax consequences and in certain cases may be subject to regulatory restriction.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes, in addition to net income, several other items that current accounting standards require to be recognized outside of net income such as unrealized investment gains and losses and currency translation adjustments. The standard requires disclosure of the components of comprehensive income as well as their accumulated balances. The Company intends to display comprehensive income in the Consolidated Statements of Stockholders' Equity beginning in fiscal 1999.

In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," replacing SFAS No.14 and its amendments. The new standard requires disclosure of information about operating segments, products, major customers and activities in different geographic areas. The basis for determining operating segments is the same as is used by the Company's chief operating decision maker. The Company intends to adopt SFAS No.131 in fiscal 1999.





SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This Item, as well as other portions of this document and the 1998 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, Year 2000 compliance, environmental regulatory compliance, foreign operations, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Year 2000 Issues: The Company continues to explore whether and to what extent its computer and other systems will be disrupted at the turn of the century as a result of the widely-publicized dating system flaw inherent in many computer systems. While the Company is in the process of upgrading and modifying its systems in order to address the Year 2000 issue, there can be no assurance that the Company's existing systems will be upgraded or modified in time to remedy the Year 2000 issue or that the Company's computer systems will not be disrupted upon the turn of the century. Any disruption of the Company's business due to the Year 2000 issue, whether caused by the Company's systems or those of any of its suppliers, customers, banks, lenders, or insurers, could have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000."

Risks Related to Technology: Although the Company's strategy includes significant investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Adoption of the Euro: Beginning January 1, 1999, a new currency (the Euro) will be created and will generally be required to be used to conduct business in Europe . The eleven participating European countries will phase in the use of the Euro until June 30, 2002 at which time the national currencies of the participating countries will cease to exist and all transactions will be settled in the Euro. Although the United Kingdom is not currently a Euro country, the Company's Scottish subsidiary does a significant amount of business with Euro countries. Management believes it has the necessary systems and business processes to deal with what is, in effect, one more foreign currency, but there can be no assurance that there will not be unforeseen economic effects of this change that might affect the Company's sales or margins on business done with Euro countries.

Risks Related to Foreign Operations: For the period ended June 27, 1998, approximately 30% of the Company's sales were derived from foreign operations and, as of June 27, 1998, approximately 30% of the Company's net assets were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability in emerging markets, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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











Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                        11

   Consolidated Statements of Earnings and Cash Flows                    12

   Consolidated Balance Sheets                                           13

   Consolidated Statements of Stockholders' Equity                       14

   Notes to Consolidated Financial Statements                          15-21

















REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 31, 1998























                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Earnings and Cash Flows
  For the years ended in June (in thousands of dollars except per share data)

                                                1998       1997        1996
EARNINGS
Net sales                                     $262,340   $250,503   $235,467
Cost of goods sold                            (176,591)  (170,035)  (161,238)
Selling, general and administrative expense    (53,433)   (51,941)   (49,567)
Other income and expense                         1,806      1,532      1,490

Earnings before income taxes                    34,122     30,059     26,152
Income taxes                                    11,113     10,200      8,821

Net earnings                                  $ 23,009   $ 19,859   $ 17,331
Basic earnings per share, based on
   average outstanding shares of
   6,888,854, 6,991,810 and 7,057,675         $   3.34   $   2.84   $   2.45
Diluted earnings per share, based on
   average outstanding shares of
   6,902,950, 7,003,138 and 7,069,119         $   3.33   $   2.84   $   2.45

CASH FLOWS
Cash flows from operating activities:
   Net earnings                               $ 23,009   $ 19,859   $ 17,331
   Noncash expenses:
     Depreciation and amortization              10,727      9,799      9,268
     Deferred taxes                              1,945       (439)        10
     Unrealized translation losses                 154        134         99
   Working capital changes:
     Receivables                                (4,506)     1,619        564
     Inventories                                 1,518     (4,821)   (14,289)
     Other current assets and liabilities       (1,016)    (1,962)     1,040
   Prepaid pension and other                    (3,118)      (673)     1,148
     Net cash from operating activities         28,713     23,516     15,171
Cash flows from investing activities:
   Additions to plant and equipment            (16,148)   (13,999)   (11,609)
   Decrease in investments                         310        689        865
     Net cash used in investing activities     (15,838)   (13,310)   (10,744)
Cash flows from financing activities:
   Short-term borrowing, net                    (2,609)       411      2,599
   Debt repayments, net                         (2,600)      (600)    (1,600)
   Common stock issued                           3,590      3,691      3,130
   Treasury shares purchased                    (5,286)    (7,054)    (4,656)
   Dividends                                    (5,298)    (5,011)    (5,061)
     Net cash used in financing activities     (12,203)    (8,563)    (5,588)
Effect of translation rate changes on cash         (20)        (7)       (11)
Net increase (decrease) in cash                    652      1,636     (1,172)
Cash beginning of year                           3,053      1,417      2,589
Cash end of year                              $  3,705   $  3,053   $  1,417

Supplemental cash flow information:
   Interest paid                              $    684   $    839   $    870
   Taxes paid                                 $ 12,519   $ 11,572   $  9,289

                See Notes to Consolidated Financial Statements
                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)
                                                         June 27     June 28
ASSETS	                                                    1998        1997
Current assets:
   Cash                                                 $  3,705    $  3,053
   Investments                                            27,115      27,389
   Accounts receivable (less allowance for doubtful
     accounts of $2,450,000 and $1,877,000)               40,764      36,625
   Inventories                                            73,777      75,846
   Prepaid expenses and other current assets               5,335       4,682
     Total current assets                                150,696     147,595

Property, plant and equipment, at cost:
   Land                                                    1,862       1,945
   Buildings (less accumulated depreciation of
     $17,014,000 and $16,447,000)                         24,314      23,499
   Machinery and equipment (less accumulated
     depreciation of $49,178,000 and $44,328,000)         42,642      38,657
     Total property, plant and equipment                  68,818      64,101

Cost in excess of net assets acquired (less accumu-
   lated amortization of $3,896,000 and $3,514,000)        7,484       7,772
Prepaid pension cost                                      22,035      18,928
Other assets                                               1,230         350
                                                        $250,263    $238,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  1,001    $  3,610
   Accounts payable and accrued expenses                  14,371      13,205
   Accrued salaries and wages                              8,059       6,628
   Taxes payable                                           1,475       3,927
   Employee deposits for stock purchase plan                 528         434
     Total current liabilities                            25,434      27,804

Deferred income taxes                                      9,367       8,247
Long-term debt                                             3,900       6,500
Accumulated postretirement benefit obligation             16,268      15,730
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     5,193,904 outstanding in 1998, excluding
     1,045,731 held in treasury; 5,038,013 outstanding
     in 1997, excluding 995,943 held in treasury           5,194       5,038
   Class B Common Stock $1 par (10,000,000 shrs. auth.;
     1,703,434 outstanding in 1998, excluding
     274,283 held in treasury; 1,905,606 outstanding
     in 1997, excluding 260,283 held in treasury           1,703       1,906
   Additional paid-in capital                             41,263      38,730
   Retained earnings reinvested and employed in
     the business                                        151,317     137,788
   Foreign currency translation adjustment                (4,479)     (3,155)
   Other equity adjustments                                  296         158
     Total stockholders' equity                          195,294     180,465
                                                        $250,263    $238,746

                See Notes to Consolidated Financial Statements
                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 1996 through 1998
                               (in thousands)

                      Common    Addi-            Equity Adjustments
                     Stock Out- tional            Currency
                     standing  Paid-in  Retained  Trans-
                     ($1 Par)  Capital  Earnings  lation    Other     Total

Balance, 6/24/95      $ 7,117  $34,610  $119,506  $(4,147) $  (257) $156,829
Net earnings                              17,331                      17,331
Dividends ($0.72)                         (5,061)                     (5,061)
Treasury shares:
   Purchased             (197)    (955)   (3,504)                     (4,656)
   Issued                 120    2,730                                 2,850
Options exercised          15      265                                   280
Unrealized net gains on
  investments                                                  281       281
Translation loss,net                                 (569)              (569)

Balance, 6/29/96        7,055   36,650   128,272   (4,716)      24   167,285
Net earnings                              19,859                      19,859
Dividends ($0.72)                         (5,011)                     (5,011)
Treasury shares:
   Purchased             (255)  (1,467)   (5,332)                     (7,054)
   Issued                 116    3,057                                 3,173
Options exercised          28      490                                   518
Unrealized net gains on
  investments                                                  134       134
Translation gain,net                                1,561              1,561

Balance, 6/28/97        6,944   38,730   137,788  (3,155)     158    180,465
Net earnings                              23,009                      23,009
Dividends ($0.77)                         (5,298)                     (5,298)
Treasury shares:
   Purchased             (152)    (952)   (4,182)                     (5,286)
   Issued                  88    3,144                                 3,232
Options exercised          17      341                                   358
Unrealized net gains on
  investments                                                 138        138
Translation loss,net                              (1,324)             (1,324)

Balance, 6/27/98      $ 6,897  $41,263  $151,317 $(4,479) $   296  $  195,294












                See Notes to Consolidated Financial Statements
                          THE L. S. STARRETT COMPANY
                  Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and subsidiaries, a manu-facturer of industrial, professional and consumer products. All subsidiaries are wholly-owned and all significant intercompany items have been eliminated. The Company's fiscal year ends on the last Saturday in June. Results for fiscal 1996 include 53 weeks compared to 52 weeks in 1997 and 1998. The fiscal years of the Company's foreign subsidiaries end in May.

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

Investments: Investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The
Company considers all its investments "available for sale." As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 27, 1998 is $7.9 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings
15 to 50 years, building improvements 10 to 40 years, machinery and
equipment 5 to 12 years, motor vehicles 3 to 5 years. 	Costs in excess of
net assets acquired are being amortized on a straight-line basis over 5 to 40 years.

Inventories: Inventories are stated at the lower of cost or market. For approximately 70% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $44,397,000 and $44,743,000 at the end of 1998 and 1997, respectively, such amounts being $23,998,000 and $24,790,000 less than if determined on a FIFO basis. Total inventories at year end are as follows (in thousands):

                              Goods in Pro-
                                cess and       Raw Materials
            Finished Goods   Finished Parts    and Supplies         Total
     1998       $30,199          $25,825          $17,753          $73,777
     1997        32,374           26,698           16,774           75,846

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $50,000,000 at June 1998) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Research and development: Research and development costs were expensed as follows: $3,406,000 in 1998, $3,073,000 in 1997 and $3,472,000 in 1996.

Earnings per share: The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share," in fiscal 1998. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 14,096, 11,328 and 11,444 of additional potential common shares in 1998, 1997 and 1996 resulting from shares issuable under its stock option plan.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expenses are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "foreign currency translation adjustment" account included as part of stockholders' equity. Prior to January 1, 1998, the translation method used by the Company's subsidiary in Brazil, which until then had been considered a hyperinflationary country, was the same except that inventories and plant and the related charges to cost of sales and depreciation expense were translated at rates in effect at the time the assets were purchased, and the resulting translation gains and losses were included in the determination of net earnings.

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

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                      1998     1997     1996

   Interest income                                 $ 2,747  $ 2,118  $ 1,889
   Interest expense and commitment fees               (820)    (784)    (917)
   Realized and unrealized translation gains
     and losses                                       (339)    (225)    (140)
   Other                                               218      423      658
                                                   $ 1,806  $ 1,532  $ 1,490
INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     1998     1997     1996
   Current:
     Federal                                       $ 5,780  $ 6,146  $ 5,058
     Foreign                                         2,454    2,926    2,385
     State                                             934    1,567    1,368
   Deferred                                          1,945     (439)      10
                                                   $11,113  $10,200  $ 8,821

Pretax domestic income was $26,876,000, $22,096,000 and $19,169,000 in 1998,
1997 and 1996, respectively.

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):
                                                     1998     1997     1996
   Expected tax expense                            $11,943  $10,520  $ 9,153
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                              108      178      219
     Foreign taxes, net of federal credits            (604)    (476)    (437)
     Nontaxable investment income                     (120)    (115)    (151)
     Other                                            (214)      93       37
   Actual tax expense                              $11,113  $10,200  $ 8,821

Deferred income taxes at year end are attributable to the following (in thousands):
                                                              1998     1997
   Deferred assets:
     Retiree medical benefits                               $(6,643) $(6,425)
     Inventories                                             (1,296)  (1,799)
     Other                                                   (1,366)  (1,431)
                                                             (9,305)  (9,655)
   Deferred liabilities:
     Prepaid pension                                          9,059    7,771
     Other employee benefits                                    659      511
     Depreciation                                             6,087    6,164
     Other                                                      884      761
                                                             16,689   15,207
   Current portion                                           (1,983)  (2,695)
   Long-term portion                                        $ 9,367  $ 8,247

EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 1998, 1997 and 1996, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(1,588,000), $(405,000) and $(87,000), respectively.

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

                                                     1998     1997     1996
   Cost of benefits earned during current year     $ 2,389  $ 2,376  $ 2,238
   Interest on projected benefit obligation          5,771    5,425    3,330
   Actual return on assets                         (22,500) (17,834) (12,349)
   Net amortization and deferral                    11,241    8,291    5,830
                                                   $(3,099) $(1,742) $  (951)


The plans' funded status at year end is as follows (in thousands):

                                                             1998     1997
   Vested accumulated benefit obligation                   $78,912  $72,500
   Nonvested accumulated benefit obligation                    277      164
   Effect of future compensation increases                   8,053    8,265
   Projected benefit obligation                             87,242   80,929
   Plan assets at fair market value                        148,861  129,292
   Funded status                                            61,619   48,363
   Unrecognized portion of net assets                       39,584   29,435
   Prepaid pension cost                                    $22,035  $18,928

The assumed discount rate and rate of increase in compensation used in determining the projected benefit obligation are 7% and 5%, respectively, for the domestic plan and 8.5% and 6.5% for the foreign plan. The assumed long-term rate of return on plan assets is 7.5% for the domestic plan and 8.5% for the foreign plan. Less than 25% of the assets and obligations reflected in the table above relate to the foreign plan.

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

                                                              1998     1997
   Accumulated postretirement benefit obligation:
     Retirees                                               $ 6,614  $ 6,506
     Active plan participants                                11,083    9,614
     Unrecognized loss                                       (1,429)    (390)
   Accumulated postretirement benefit obligation
     accrued                                                $16,268  $15,730




Postretirement benefit expense consists of the following (in thousands):

                                                     1998     1997     1996
   Service cost                                    $   498  $   494  $   490
   Interest cost                                     1,170    1,126    1,096
   Amortization cost                                                      27
                                                   $ 1,668  $ 1,620  $ 1,613

The Company's portion of the annual rate of increase in the per capita cost of covered benefits is assumed to be 2%. A one percentage point increase in the assumed cost escalation rate would increase the accumulated benefit obligation by $1.2 million and the annual expense by $150,000. A discount rate of 7.5% was used in determining the accumulated benefit obligation.









DEBT
At year end, long-term debt consists of the following (in thousands):

                                                              1998     1997
   Industrial revenue bond                                  $ 1,500  $ 2,100
   Revolving credit agreement                                 3,000    5,000
                                                              4,500    7,100
   Less current maturities                                      600      600
                                                            $ 3,900  $ 6,500


The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (5.1% at June 27, 1998). The revolving credit agreement consists of a $10,000,000 line due March 30, 1999 under which there were no borrowings at June 27, 1998 and a $10,000,000 line due March 30, 2000. The credit agreement is with two banks and requires commitment and other fees of .3%. Interest rates vary, but approximate LIBOR plus .33% (5.9% as of June 27, 1998). All debt agreements contain financial covenants, the most restrictive of which is that at June 27, 1998 the Company must have tangible net worth of $152,000,000. Annual principal payments on debt are required as follows: 1999, $600,000; 2000, $3,600,000; 2001
$300,000. Current notes payable carry interest at a rate of LIBOR plus 4%.


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

The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25. Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 1998, 1997, or 1996. A summary of option activity is as follows:








                                                       Weighted
                                                        Average
                                                       Exercise    Shares
                                           Shares        Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 24, 1995                   59,911      $18.90      711,857
     Options granted                        32,793       20.56      (32,793)
     Options exercised ($19.34 and $19.02) (14,548)      19.18
     Options canceled                      (15,804)                  15,804
   Balance, June 29, 1996                   62,352       19.45      694,868
     Options granted                        38,709       24.21      (38,709)
     Options exercised ($17.75 and ($19.55)(28,368)      18.29
     Options canceled                      (19,359)                  19,359
   Balance, June 28, 1997                   53,334       22.92      675,518
     Options authorized                                             800,000
     Options granted                        26,457       32.14      (26,457)
     Options exercised ($19.45 and $21.89) (17,507)      20.49
     Options canceled                      (16,484)                (670,715)
   Balance, June 27, 1998                   45,800      $27.96      778,346

At June 27, 1998, a total of 824,146 shares of common stock are reserved for issuance under the plans. The following information relates to outstanding options as of June 27, 1998

Weighted Average Exercise Price                           $27.96
Weighted Average Remaining Life                         1.1 years
Weighted Average fair value on grant date
of options granted in:
            1996                                           $6.00
            1997                                            7.50
            1998                                            9.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 14% to 17%, interest - 5.5% to 6.2%, and expected lives - 2 years. The pro forma, after tax effect of any compensation costs related to implementation of and ongoing use of SFAS No. 123, "Accounting for Stock Based Compensation," is as follows: 1998 $150,000, 1997 $125,000 and 1996 $75,000, or approximately $.02, $.02, and $.01 per share.


In addition 632,641 shares of common stock are reserved for the Company's 401(k) plan at June 27, 1998. Since inception in 1986, 865,668 Class A and 44,155 Class B shares have been issued under this plan.


OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 27, 1998. Trade receivables are disbursed among a large number of retailers, distributors and industrial accounts in many countries.

The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. Revenues, operating income and identifiable assets of the Company's domestic and foreign operations are summarized in the table below. Operating income is computed exclusive of other income and expense and income taxes. Transfers are recorded at normal selling price for finished goods and at cost plus a percentage to cover expenses for finished parts, work in process and raw materials. Eliminations relate to investments in subsidiaries and intercompany transactions and balances.
                                                         Elimina-   Consoli-
                                Domestic     Foreign      tions       dated
   1998:
     Sales                      $185,407    $ 76,933                $262,340
     Intercompany transfers        2,518       9,632    $(12,150)
     Revenues                    187,925      86,565     (12,150)    262,340
     Operating income             26,002       6,314                  32,316
     Identifiable assets         189,969      71,098     (10,804)    250,263
     Net assets                  142,278      60,800      (7,784)    195,294

   1997:
     Sales                      $174,801    $ 75,702                $250,503
     Intercompany transfers        2,439       8,862    $(11,301)
     Revenues                    177,240      84,564     (11,301)    250,503
     Operating income             20,268       8,259                  28,527
     Identifiable assets         176,754      71,058      (9,066)    238,746
     Net assets                  128,739      57,804      (6,078)    180,465

   1996:
     Sales                      $161,175    $ 74,292                $235,467
     Intercompany transfers        2,076       8,320    $(10,396)
     Revenues                    163,251      82,612     (10,396)    235,467
     Operating income             17,034       7,628                  24,662
     Identifiable assets         167,015      70,699     (10,402)    227,312
     Net assets                  120,227      53,745      (6,687)    167,285

The significant foreign operations of the Company are located in Scotland and Brazil. These two locations accounted for approximately the following percentages of the indicated foreign information listed above:
                             1998               1997               1996
                       Scotland  Brazil   Scotland  Brazil   Scotland  Brazil
   Revenues               38%      62%       40%      60%       41%      59%
   Operating income       38%      66%       62%      38%       69       31%
   Identifiable assets    52%      46%       51%      49%       46%      54%


QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)
                                               Earnings              Basic
                                                 Before              Earnings
                           Net       Gross      Income      Net        Per
  Quarter Ended           Sales      Profit     Taxes     Earnings    Share
   September 1996        $58,636    $18,066    $ 6,185    $ 4,042    $ 0.57
   December 1996          64,587     20,689      8,486      5,678      0.81
   March 1997             60,489     18,439      6,328      4,251      0.61
   June 1997              66,791     23,274      9,060      5,888      0.85
                        $250,503    $80,468    $30,059    $19,859   $  2.84

   September 1997        $65,213    $20,734    $ 8,400    $ 5,413    $ 0.78
   December 1997          68,637     23,266      9,432      6,392      0.93
   March 1998             61,195     19,878      7,437      4,994      0.72
   June 1998              67,295     21,871      8,853      6,210      0.91
                        $262,340    $85,749    $34,122    $23,009    $ 3.34

The Company's Class A Common Stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 4 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998, and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            78      1995       Chairman and CEO and
                                                       Director

  Douglas A. Starrett            46      1995       President and Director

  George B. Webber               77      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  James S. Carey                 47      1997       Vice President Sales

  Roger U. Wellington, Jr.       57      1984       Treasurer and Chief
                                                       Financial Officer and
                                                       Director

  Steven A. Wilcox               43      1998       Clerk

George B. Webber and Roger U. Wellington, Jr. have served in the same capacities as listed above for at least the past five years. Douglas R. Starrett was previously President of the Company. Douglas A. Starrett (son of Douglas R. Starrett) was previously Executive Vice President of the Company. James S. Carey was previously Midwest Sales Manager of the Company. Except in the case of Steven Wilcox, the positions listed above represent their principal occupations and employment during the last five years. Steven Wilcox, elected clerk in 1997, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

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


Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 4 through 10 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 4 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998, and is hereby incorporated by reference.

(b)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998, and is hereby incorporated by reference.

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

		    Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 27, 1998

		    Consolidated Balance Sheets at June 27, 1998 and June 28,1997

		    Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 27, 1998

		    Notes to Consolidated Financial Statements



	2.	All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.


   	3.	See Exhibit Index below on page 25.

(b)		There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)		See Exhibit Index below on page 25.

(d)		Not applicable.























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

	(10a)	$20,000,000 Amended and Restated Credit Agreement dated as of
March 31, 1995, among The L.S. Starrett Company, The First
National Bank of Boston and Wachovia Bank of Georgia, N.A. will be furnished to the Commission upon request.

	(21)	Subsidiaries of the Registrant. See page 26.

	(23)	Independent Auditors' Consent. See page 27.

	(27)	Financial Data Schedule submitted herewith in electronic format.























                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 27, 1998

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

      The L.S. Starrett International       Incorporated in         Last Sat.
        Company                               Barbados               in June

      The L.S. Starrett Company             Incorporated in           May 31
        Limited                               Scotland

      Starrett Industria e                  Incorporated in           May 31
        Comercio Ltda.                        Brazil

      Level Industries, Inc.                Incorporated in         Last Sat.
                                              Massachusetts          in June

      Starrett Tools (Suzhou) Co., Ltd.     Incorporated in          Dec. 31
                                              China






















                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-55623 and No. 333-12997 of The L.S. Starrett Company, both on Form S-8, of our report dated July 31, 1998, appearing in the Annual Report on Form 10-K of The L.S. Starrett Company for the year ended June 27, 1998.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 16, 1998









































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


Date:  September 16, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                    S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 16, 1998     Douglas A. Starrett, Sept. 16, 1998
Chairman and CEO and Director            President and Director


S/ANDREW B. SIDES, JR.                   S/WILLIAM S. HURLEY
Andrew B. Sides, Jr., Sept. 16, 1998     William S. Hurley, Sept. 16, 1998
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Sept. 16, 1998       George B. Webber, Sept. 16, 1998
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 16, 1998        Roger U. Wellington,Jr.,Sept.16, 1998
Chief Accounting Officer                 Treasurer and Chief Financial Officer
                                           and Director