Form 10-Q
period 1998-09-26
STARRETT L S CO
filed 1998-11-06
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 26, 1998

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

                             YES  X  NO


Common Shares outstanding as of  September 26, 1998    :

     Class A Common Shares      5,220,090

     Class B Common Shares      1,678,805




                                 Page 1 of 10
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 26, 1998 and September 27, 1997
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 26,
                  1998 (unaudited) and June 27, 1998                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 26,
                  1998 and  September 27, 1997 (unaudited)              5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7-9



Part II.  Other information:

      Item 4.  Submission of Matters to a Vote of Security Holders      9

      Item 5.  Other information                                     9-10

      Item 6.  Exhibits and reports on Form 8-K                        10
























                                 Page 2 of 10
                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                                           13 Weeks Ended
EARNINGS                                                  9/26/98  9/27/97

Net sales                                                  58,364   65,213
Cost of goods sold                                        (41,221) (44,479)
Selling and general                                       (11,891) (12,794)
Other income and expense                                      509      460

Earnings before income taxes                                5,761    8,400
Provision for federal, foreign and
      state income taxes                                    1,845    2,987

Net earnings                                                3,916    5,413
Basic earnings per share                                      .57      .78
      Average outstanding shares used                       6,896    6,924
Diluted earnings per share                                    .57      .78
      Average outstanding shares used                       6,908    6,940
Dividends per share                                           .20      .19


CASH FLOWS

Cash flows from operating activities:
   Net earnings                                             3,916    5,413
   Noncash expenses:
      Depreciation and amortization                         2,954    2,745
      Deferred taxes                                          207       46
      Unrealized translation losses(gains)                              83
   Working capital changes:
      Receivables                                           1,210   (7,405)
      Inventories                                           1,031    2,155
      Other assets and liabilities                         (1,485)   3,634
   Prepaid pension cost and other                            (763)    (419)

         Net cash from operations                           7,070    6,252

Cash flows from investing activities:
   Additions to plant and equipment                        (5,335)  (3,820)
   Increase in short-term investments                      (3,217)  (1,310)

         Net cash used in investing                        (8,552)  (5,130)

Cash flows from financing activities:
   Short-term borrowings, net                                (401)
   Common stock issued                                        840      886
   Treasury shares purchased                                 (861)  (3,685)
   Dividends                                               (1,378)  (1,317)

         Net cash used in financing                        (1,800)  (4,116)

Effect of translation rate changes
      on cash                                                  38        1

Net decrease in cash                                       (3,244)  (2,993)
Cash, beginning of period                                   3,705    3,053
Cash, end of period                                           461       60

               See notes to consolidated financial statements
                                 Page 3 of 10
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 26     June 27
                                                         1998        1998
ASSETS                                               (unaudited)
Current assets:
   Cash                                                    461       3,705
   Investments                                          30,554      27,115
   Accounts receivable (less allowance for doubtful
         accounts of $2,503,000 and $2,450,000)         39,741      40,764
   Inventories:
      Finished goods                                    32,103      30,199
      Goods in process and finished parts               25,252      25,825
      Raw materials and supplies                        15,477      17,753
                                                        72,832      73,777
   Prepaid expenses and other current assets             2,460       5,335
                  Total current assets                 146,048     150,696

Property, plant and equipment, at cost (less
      accumulated depreciation of $68,825,000
      and $66,233,000)                                  71,285      68,818
Cost in excess of net assets acquired (less
      accumulated amortization of $4,016,000
      and $3,896,000)                                    7,396       7,484
Prepaid pension cost                                    22,968      22,035
Other assets                                             1,084       1,230
                                                       248,781     250,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                    600       1,001
   Accounts payable and accrued expenses                11,652      14,371
   Accrued salaries and wages                            5,248       8,059
   Taxes payable                                         2,670       1,475
   Employee deposits for stock purchase plan               645         528
                  Total current liabilities             20,815      25,434

Deferred income taxes                                    9,496       9,367
Long-term debt                                           3,900       3,900
Accumulated postretirement medical benefit obligation   16,403      16,268
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,220,090 outstanding in 9/98, excluding
        1,039,852 held in treasury; 5,193,904 outstanding
        in 6/98, excluding 1,045,731 held in treasury)   5,220       5,194
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,678,805 outstanding in 9/98, excluding
        278,605 held in treasury; 1,703,434 outstanding
        in 6/98, excluding 274,283 held in treasury)     1,679       1,703
      Additional paid-in capital                        41,933      41,263
      Retained earnings reinvested and employed in
            the business                               153,162     151,317
      Foreign currency translation adjustment           (4,226)     (4,479)
      Other equity adjustments                             399         296
                  Total stockholders' equity           198,167     195,294
                                                       248,781     250,263



               See Notes to Consolidated Financial Statements
                                 Page 4 of 10
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 26, 1998 and September 27, 1997
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total


Balance June 28, 1997        6,944    38,730   137,788    (2,997)  180,465
Net earnings                                     5,413               5,413
Dividends ($.19)                                (1,317)             (1,317)
Treasury shares:
  Purchased                   (110)     (693)   (2,882)             (3,685)
  Issued                        26       860                           886
Translation loss, net                                       (418)     (418)
Investment valuation                                           0         0


Balance September 27, 1997   6,860    38,897   139,002    (3,415)  181,344






Balance June 27, 1998        6,897    41,263   151,317    (4,183)  195,294
Net earnings                                     3,916               3,916
Dividends ($.20)                                (1,378)             (1,378)
Treasury shares:
  Purchased                    (23)     (145)     (693)               (861)
  Issued                        25       815                           840
Translation gain, net                                        253       253
Investment valuation                                         103       103


Balance September 26, 1998   6,899    41,933   153,162    (3,827)  198,167



















               See Notes to Consolidated Financial Statements
                                 Page 5 of 10
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 26, 1998 and June 27, 1998; the results of operations and cash flows for the thirteen weeks ended September 26, 1998 and September 27, 1997; and changes in stockholders' equity for the thirteen weeks ended September 26, 1998 and September 27, 1997.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 27, 1998, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     1998     1997

        Interest income                               499      642
        Interest expense and commitment fees          (77)    (205)
        Realized and unrealized exchange losses       (31)     (97)
        Other                                         118      120
                                                      509      460


Approximately 70% of all inventories are valued on the LIFO method. At September 26, 1998 and June 27, 1998, total inventories are $24,426,000 and $23,998,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     1998      1997

        Industrial revenue bond                      1,500     1,500
        Revolving credit agreement                   3,000     3,000
                                                     4,500     4,500
        Less current portion                           600       600
                                                     3,900     3,900


Effective with the quarter ended September 26, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." Following is the reconciliation of net earnings to comprehensive income:
                                                     Thirteen Weeks
                                                     Ended September
                                                      1998     1997

        Net earnings                                 3,916    5,413
        Unrealized gains on investments                103
        Accumulated translation adjustments            253     (418)
        Comprehensive income                         4,272    4,995


                                 Page 6 of 10
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales for the September quarter are 11% below the corresponding quarter of a year ago. The decrease comes from most all locations, particularly foreign, reflecting the negative effects of the strong pound in the U.K. and general economic conditions in Brazil. In addition, the current quarter is being compared to a record 1998 first quarter that experienced a 12% sales increase, significantly higher than the 6% sales increase for the full year.

Earnings Before Taxes
Pretax earnings are down 31% from the September 1997 quarter. This is consis-tent with the decrease in sales volume mentioned above, the international pricing pressures resulting from the strong pound, and lower overhead absorption resulting from lower production activity.

Income Taxes
The effective income tax rate was 32.0% in the September quarter of 1998 and 35.6% in the prior year. The decrease results from favorable tax law changes in Brazil as well as sales mix changes favoring Puerto Rico, where the effective tax rate is low.

Year 2000
The Company does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. If, however, the Company, its customers or its suppliers are unable to achieve year 2000 compliance, the potential exists for the Company's business and results of operations to be adversely affected.

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

In addition to reviewing its own systems, the Company has polled or is in the process of polling its significant customers and vendors to get assurance that

                                Page 7 of 10
they are year 2000 compliant and to attempt to identify potential issues. To the extent such assurance is not received, appropriate contingency plans will be developed and implemented. At this time, the Company is not aware of significant problems. If the Company's customers and vendors do not achieve year 2000 compliance before the end of 1999, the Company could experience a variety of problems that might have a material adverse effect on the Company's business and results of operations. For example, customers might lose EDI capability or vendors might fail to deliver, but most foreseeable problems can be overcome by reverting to phone, fax, mail and other manual procedures. It should be noted that the Company outsources very little other than raw steel and is not dependent on single source suppliers. In addition it has no customer accounting for more than ten percent of sales.


                       LIQUIDITY AND CAPITAL RESOURCES
                                                          13 Weeks Ended
                                                          9/26/98  9/27/97
   Cash provided by operations                             7,070    6,252
   Cash used in investing activities                      (8,552)  (5,130)
   Cash used in financing activities                      (1,800)  (4,116)
   Cash effect of translation rate changes                    38        1
      Net decrease in cash                                (3,244)  (2,993)

Despite a decrease in net earnings, cash flow provided by operations increased slightly compared to the prior year because the prior year's quarter experienced a large but temporary increase in accounts receivable. A reduction in treasury share purchases in the current year's quarter allowed for an increase in investments.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 7.0 to 1 as of September 26, 1998 and 5.9 to 1 as of June 27, 1998.

                            SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report, as well as the 1998 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, Year 2000 compliance, environmental regulatory compliance, foreign operations, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

                               Page 8 of 10
Risks Related to Adoption of the Euro: The new European currency (the Euro) will begin being used by the eleven participating European countries January 1, 1999. Although the United Kingdom is not currently a Euro country, the Company's Scottish subsidiary does a significant amount of business with Euro countries. Management believes it has the necessary systems and business processes to deal with what is, in effect, one more foreign currency, but there can be no assurance that there will not be unforeseen economic effects of this change that might affect the Company's sales or margins on business done with Euro countries.

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

                      PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 16, 1998.
      (c) The following directors were elected:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
            A shares voting as separate class:
                 Richard B. Kennedy          4,520,306   63,697      N/A
            A and B shares voting together:
                 George B. Webber           19,504,980   94,593      N/A

ITEM 5.  Other Information.

     Stockholder Proposals - On September 16, 1998, the Company's Board of Directors voted to amend the Company's bylaws requiring, in general, that stockholders provide the Company with notice at least 120 days prior to a stockholders' meeting of any nominations for the Board of Directors or any proposal to be voted upon at a meeting of the stockholders. Under the Company's recently amended bylaws, stockholders who wish to make a proposal at the 1999 annual meeting scheduled for September 15, 1999, other than one that will be included in the Company's proxy materials, must notify the Company no earlier than April 19, 1999 and no later than May 19, 1999. Under recent changes to the federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by May 19, 1999, then the proxies that management

                                 Page 9 of 10
solicits for the 1999 annual meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting notwithstanding the Company's bylaws. Stockholder proposals for inclusion in the Company's proxy statement for its 1999 annual meeting must be received by the Company no later than April 14, 1999.



 ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 3. Bylaws as amended 9/16/98 filed herewith electronically





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   November 6, 1998                 S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)


Date   November 6, 1998                     S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)



























                                Page 10 of 10