Form 10-Q
period 1998-12-26
STARRETT L S CO
filed 1999-02-08
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 26, 1998

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


                             YES  X  NO

Common Shares outstanding as of     December 26, 1998    :

     Class A Common Shares      5,254,971

     Class B Common Shares      1,622,230

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 26, 1998 and
                  December 27, 1997 (unaudited)                         3

                  Consolidated Balance Sheets - December 26,
                  1998 (unaudited) and June 27, 1998                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 26, 1998 and December 27, 1997
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                              12/26/98 12/27/97  12/26/98 12/27/97

Net sales                               60,889   68,638   119,253  133,851
Cost of goods sold                     (42,194) (45,372)  (83,415) (89,851)
Selling and general                    (12,617) (14,216)  (24,508) (26,010)
Other income and expense                   477      382       986      842

Earnings before income taxes             6,555    9,432    12,316   17,832
Provision for federal, foreign and
      state income taxes                 2,042    3,041     3,887    6,028

Net earnings                             4,513    6,391     8,429   11,804
Basic earnings per share                   .65      .93      1.22     1.71
      Average shares used                6,884    6,865     6,890    6,894
Diluted earnings per share                 .65      .93      1.22     1.71
      Average shares used                6,888    6,879     6,898    6,909
Dividends per share                        .20      .19       .40      .38


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          4,513    6,391     8,429   11,804
   Noncash expenses:
      Depreciation and amortization      3,012    2,650     5,966    5,395
      Deferred taxes                      (273)    (254)      (66)    (208)
      Unrealized translation losses                  71                154
   Working capital changes:
      Receivables                        1,834    1,378     3,044   (6,027)
      Inventories                         (970)   1,234        61    3,389
      Other assets and liabilities       2,108     (583)      623    3,051
   Prepaid pension cost and other         (357)  (1,113)   (1,120)  (1,532)

         Net cash from operations        9,867    9,774    16,937   16,026

Cash flows from investing activities:
   Additions to plant and equipment     (4,445)  (3,986)   (9,780)  (7,806)
   Increase in short-term investments     (142)  (3,211)   (3,359)  (4,521)

         Net cash used in investing     (4,587)  (7,197)  (13,139) (12,327)

Cash flows from financing activities:
   Short-term borrowings, net                       101      (401)     101
   Long-term debt repayments              (300)    (300)     (300)    (300)
   Common stock issued                   1,253      934     2,093    1,820
   Treasury shares purchased            (2,156)    (334)   (3,017)  (4,019)
   Dividends                            (1,373)  (1,302)   (2,751)  (2,619)

         Net cash used in financing     (2,576)    (901)   (4,376)  (5,017)

Translation rate change effect on cash     (52)      25       (14)      26

Net increase (decrease) in cash          2,652    1,701      (592)  (1,292)
Cash, beginning of period                  461       60     3,705    3,053
Cash, end of period                      3,113    1,761     3,113    1,761

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Dec. 26     June 27
                                                         1998        1998
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  3,113       3,705
   Investments                                          30,615      27,115
   Accounts receivable (less allowance for doubtful
         accounts of $2,472,000 and $2,450,000)         37,644      40,764
   Inventories:
      Finished goods                                    32,550      30,199
      Goods in process and finished parts               25,722      25,825
      Raw materials and supplies                        15,018      17,753
                                                        73,290      73,777
   Prepaid expenses and other current assets             2,394       5,335

                  Total current assets                 147,056     150,696

Property, plant and equipment, at cost (less
      accumulated depreciation of $71,168,000
      and $66,233,000)                                  72,389      68,818
Cost in excess of net assets acquired (less
      accumulated amortization of $4,099,000
      and $3,896,000)                                    7,294       7,484
Prepaid pension cost                                    23,366      22,035
Other assets                                             1,189       1,230
                                                       251,294     250,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                    600       1,001
   Accounts payable and accrued expenses                13,301      14,371
   Accrued salaries and wages                            5,732       8,059
   Taxes payable                                         2,166       1,475
   Employee deposits for stock purchase plan               549         528
                  Total current liabilities             22,348      25,434

Deferred income taxes                                    9,608       9,367
Long-term debt                                           3,600       3,900
Accumulated postretirement medical benefit obligation   16,539      16,268
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,254,971 outstanding in Dec.1998, excluding
        1,072,074 in treasury; 5,193,904 outstanding
        in June 1998, excluding 1,045,731 in treasury)   5,255       5,194
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,622,230 outstanding in Dec.1998, excluding
        282,602 in treasury; 1,703,434 outstanding
        in June 1998, excluding 274,283 in treasury)     1,622       1,703
      Additional paid-in capital                        42,647      41,263
      Retained earnings reinvested and employed in
            the business                               154,707     151,317
      Foreign currency translation adjustment           (5,467)     (4,479)
      Other equity adjustments                             435         296
                  Total stockholders' equity           199,199     195,294
                                                       251,294     250,263



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Twenty-six Weeks Ended December 26, 1998 and December 27, 1997
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total

Balance June 28, 1997       6,944    38,730    137,788    (2,997)  180,465
Net earnings                                    11,804              11,804
Dividends ($.38)                                (2,619)             (2,619)
Treasury shares:
  Purchased                  (119)     (745)    (3,155)             (4,019)
  Issued                       46     1,579                          1,625
Options exercised              10       185                            195
Translation gain, net                                        820       820
Investment valuation                                          77        77

Balance Dec. 27, 1997        6,881    39,749   143,818    (2,100)  188,348






Balance June 27, 1998        6,897    41,263   151,317    (4,183)  195,294
Net earnings                                     8,429               8,429
Dividends ($.40)                                (2,751)             (2,751)
Treasury shares:
  Purchased                    (88)     (641)   (2,288)             (3,017)
  Issued                        54     1,703                         1,757
Options exercised               14       322                           336
Translation loss, net                                       (988)     (988)
Investment valuation                                         139       139

Balance Dec. 26, 1998        6,877    42,647   154,707    (5,032)  199,199



















               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 26, 1998 and June 27, 1998; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 26, 1998 and December 27, 1997; and changes in stockholders' equity for the twenty-six weeks ended December 26, 1998 and December 27, 1997.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 27, 1998, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       1998     1997      1998     1997

      Interest income                  465      746       964    1,388
      Interest expense and com-
        mitment fees                  (115)    (252)     (192)    (457)
      Realized and unrealized ex-
        change losses                    4     (135)      (27)    (232)
      Other                            123       23       241      143
                                       477      382       986      842


Approximately 70% of all inventories are valued on the LIFO method. At December 26, 1998, and June 27, 1998, total inventories are $24,702,000 and $23,998,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December      June
                                                1998        1998

            Industrial revenue bond             1,200       1,500
            Revolving credit agreement          3,000       3,000
                                                4,200       4,500
            Less current portion                  600         600
                                                3,600       3,900


Effective with the quarter ended September 26, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." Following is the reconciliation of net earnings to comprehensive income:
                                        Thirteen Weeks    Twenty-six Weeks
                                        Ended December     Ended December
                                         1998     1997      1998     1997

  Net earnings                          4,513    6,391     8,429   11,804
  Unrealized gains on investments          36       77       139
  Accumulated translation adjustments  (1,241)   1,238      (988)     820
  Comprehensive income                  3,308    7,706     7,580   12,624

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales are down 11% compared to a year ago, both for the December quarter and year to date comparisons. The year to date decrease is spread fairly evenly between foreign and domestic operations, although foreign sales were down more than domestic in the first quarter and domestic sales were down more in the second quarter. These decreases in revenue directly reflect the manufacturing economies, both in the U.S. and abroad. Over the past six months, manufacturing operations on the industrial side in the U.S. have slowed. In Scotland we are still being hurt by the strong British pound and, in Brazil, the economy is slowing. It is too early to predict what the effect of the recent currency devaluation will be in Brazil. It will certainly disrupt economic activity for a few months but, beyond that, remains to be seen.

Earnings Before Taxes
Pretax earnings are down 31% for both the quarter and year to date comparisons. This is consistent with the decrease in sales volume mentioned above and the lower margins resulting from 1) international pricing pressures due to the strong pound and 2) lower overhead absorption due to lower production activity.

Income Taxes
The effective income tax rate is 31% for the quarter and 32% year to date. The rates were slightly higher (32% and 34%) in the corresponding periods in the prior year. The main cause of the decrease is a shift in income mix favoring Brazil, where the effective tax rate is lower than our average.


Year 2000
The Company does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. If, however, the Company, its customers or its suppliers are unable to achieve year 2000 compliance, the potential exists for the Company's business and results of operations to be adversely affected.

Worldwide, the Company has four major computer systems that are used in the areas of manufacturing, sales and accounting. Two use third party packages that the Company believes are or, through vendor upgrades, will be year 2000 compliant. The other two systems are in the process of being converted to third party packages that the Company believes are already compliant. The Company expects to complete the reasonably necessary remediation of its significant systems by the end of fiscal 1999 and has not incurred, and does not expect to incur, significant additional separately identifiable costs in order to make its computer systems year 2000 compliant. If it begins to appear that the Company's planned upgrades and modifications might fail to bring any of these major systems into Year 2000 compliance or fail to do so in a timely manner, the Company will have to adopt contingency plans to deal with any resulting disruptions in its business.

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


                        LIQUIDITY AND CAPITAL RESOURCES
                                           13 Weeks Ended     26 Weeks Ended
                                          12/26/98 12/27/97  12/26/98 12/27/97
   Cash provided by operations              9,867    9,774    16,937   16,026
   Cash used in investing activities       (4,587)  (7,197)  (13,139) (12,327)
   Cash used in financing activities       (2,576)    (901)   (4,376)  (5,017)
   Cash effect of translation rate changes    (52)      25       (14)      26
      Net increase (decrease) in cash       2,652    1,701      (592)  (1,292)

Despite a decrease in net earnings, the quarter and year to date cash flow provided by operations increased slightly compared to the prior year because of working capital changes and increased depreciation. An increase in treasury share purchases (a financing activity) in the current year's quarter resulted in less funds being available for short-term investing. The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 6.6 to 1 as of December 26, 1998 and 5.9 to 1 as of June 27, 1997


                             SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

Risks Related to Adoption of the Euro: The new European currency (the Euro) began being used by the eleven participating European countries January 1, 1999. Although the United Kingdom is not currently a Euro country, the Company's Scottish subsidiary does a significant amount of business with Euro countries. Management believes it has the necessary systems and business processes to deal with what is, in effect, one more foreign currency, but there can be no assurance that there will not be unforeseen economic effects of this change that might affect the Company's sales or margins on business done with Euro countries.

Risks Related to Foreign Operations: Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability in emerging markets, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable. See Management's Discussion regarding the recent devaluation of the Brazilian currency.

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)

Date   February 8, 1999                 S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)

Date   February 8, 1999                     S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)