Form 10-Q
period 1999-03-27
STARRETT L S CO
filed 1999-05-10
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 27, 1999

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


                             YES  X  NO

Common Shares outstanding as of      March 27, 1999    :

     Class A Common Shares      5,202,511

     Class B Common Shares      1,608,357

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended  March 27, 1999 and
                  March 28, 1998 (unaudited)                            3

                  Consolidated Balance Sheets - March 27,
                  1999 (unaudited) and June 27, 1998                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 27, 1999 and  March 28, 1998
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/27/99  3/28/98   3/27/99  3/28/98

Net sales                               57,074   61,195   176,327  195,046
Cost of goods sold                     (40,369) (41,317) (123,784)(131,168)
Selling and general                    (11,882) (12,761)  (36,390) (39,771)
Other income and expense                   403      319     1,389    1,161

Earnings before income taxes             5,226    7,436    17,542   25,268
Provision for federal, foreign and
      state income taxes                 1,640    2,441     5,527    8,469

Net earnings                             3,586    4,995    12,015   16,799
Basic earnings per share                   .53      .72      1.75     2.43
      Average shares used                6,833    6,880     6,871    6,889
Diluted earnings per share                 .53      .72      1.75     2.43
      Average shares used                6,838    6,894     6,878    6,904
Dividends per share                        .20      .19       .60      .57

CASH FLOWS

Cash flows from operating activities:
   Net earnings                          3,586    4,995    12,015   16,799
   Noncash expenses:
      Depreciation and amortization      2,814    2,802     8,780    8,197
      Deferred taxes                       163      232        97       24
      Unrealized translation losses                                    154
   Working capital changes:
      Receivables                       (3,359)   2,265      (315)  (3,762)
      Inventories                         (540)     336      (479)   3,725
      Other assets and liabilities        (147)     169       476    3,220
   Prepaid pension cost and other       (1,197)  (1,043)   (2,317)  (2,575)

         Net cash from operations        1,320    9,756    18,257   25,782

Cash flows from investing activities:
   Additions to plant and equipment     (4,050)  (4,242)  (13,830) (12,048)
   Change in short-term investments      3,987   (2,070)      628   (6,591)

         Net cash used in investing        (63)  (6,312)  (13,202) (18,639)

Cash flows from financing activities:
   Short-term borrowings, net                    (1,382)     (401)  (1,281)
   Long-term debt repayments                     (2,000)     (300)  (2,300)
   Common stock issued                     831      820     2,924    2,640
   Treasury shares purchased            (2,895)    (505)   (5,912)  (4,524)
   Dividends                            (1,366)  (1,304)   (4,117)  (3,923)

         Net cash used in financing     (3,430)  (4,371)   (7,806)  (9,388)

Effect of translation rate changes
      on cash                             (165)      (2)     (179)      24

Net decrease in cash                    (2,338)    (929)   (2,930)  (2,221)
Cash, beginning of period                3,113    1,761     3,705    3,053
Cash, end of period                        775      832       775      832

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                      March 27     June 27
                                                         1999        1998
ASSETS                                               (unaudited)   _______
Current assets:
   Cash                                                    775       3,705
   Investments                                          26,226      27,115
   Accounts receivable (less allowance for doubtful
         accounts of $2,387,000 and $2,450,000)         38,560      40,764
   Inventories:
      Finished goods                                    26,553      30,199
      Goods in process and finished parts               26,579      25,825
      Raw materials and supplies                        14,823      17,753
                                                        67,955      73,777
   Prepaid expenses and other current assets             1,107       5,335
                  Total current assets                 134,623     150,696

Property, plant and equipment, at cost (less
      accumulated depreciation of $69,035,000
      and $66,233,000)                                  68,751      68,818
Cost in excess of net assets acquired (less
      accumulated amortization of $4,171,000
      and $3,896,000)                                    7,190       7,484
Prepaid pension cost                                    24,470      22,035
Other assets                                             1,143       1,230
                                                       236,177     250,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                    600       1,001
   Accounts payable and accrued expenses                11,162      14,371
   Accrued salaries and wages                            4,948       8,059
   Taxes payable                                         1,981       1,475
   Employee deposits for stock purchase plan               508         528
                  Total current liabilities             19,199      25,434

Deferred income taxes                                    9,717       9,367
Long-term debt                                           3,600       3,900
Accumulated postretirement medical benefit obligation   16,299      16,268

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,202,511 outstanding in 1999, excluding
        1,134,731 held in treasury; 5,193,904 outstanding
        in 1998, excluding 1,045,731 held in treasury)   5,203       5,194
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,608,357 outstanding in 1999, excluding
        286,278 held in treasury; 1,703,434 outstanding
        in 1998, excluding 274,283 held in treasury)     1,608       1,703
      Additional paid-in capital                        42,769      41,263
      Retained earnings reinvested and employed in
            the business                               154,807     151,317
      Foreign currency translation adjustment          (17,414)     (4,479)
      Other equity adjustments                             389         296
                  Total stockholders' equity           187,362     195,294
                                                       236,177     250,263


               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
      For the Thirty-nine Weeks Ended March 27, 1999 and March 28, 1998
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-
                          Stock Out-  tional               Equity
                          standing   Paid-in   Retained    Adjust-
                          ($1 Par)   Capital   Earnings    ments     Total

Balance June 28, 1997        6,944    38,730   137,788    (2,997)  180,465
Net earnings                                    16,799              16,799
Dividends ($.57)                                (3,923)             (3,923)
Treasury shares:
  Purchased                   (132)     (826)   (3,566)             (4,524)
  Issued                        68     2,377                         2,445
Options exercised               10       185                           195
Translation loss, net                                       (498)     (498)
Investment valuation                                         126       126

Balance March 28, 1998       6,890    40,466   147,098    (3,369)  191,085




Balance June 27, 1998        6,897    41,263   151,317    (4,183)  195,294
Net earnings                                    12,015              12,015
Dividends ($.60)                                (4,117)             (4,117)
Treasury shares:
  Purchased                   (184)   (1,320)   (4,408)             (5,912)
  Issued                        84     2,504                         2,588
Options exercised               14       322                           336
Translation loss, net                                    (12,936)  (12,936)
Investment valuation                                          94        94

Balance March 27, 1999       6,811    42,769   154,807   (17,025)  187,362













               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 27, 1999 and June 27, 1998; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 27, 1999 and March 28, 1998; and changes in stockholders' equity for the thirty-nine weeks ended March 27, 1999 and March 28, 1998.

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

Other income (expense) is comprised of the following (in thousands):

                                          Thirteen Weeks    Thirty-nine Weeks
                                            Ended March        Ended March
                                            1999     1998      1999     1998

  Interest income                           393      711     1,357    2,099
  Interest expense and commitment fees     (115)    (171)     (307)    (628)
  Realized and unrealized exchange losses    57     (237)       30     (469)
  Other                                      68       16       309      159   .
                                            403      319     1,389    1,161  .

Approximately 70% of all inventories are valued on the LIFO method. At March 27, 1999, and June 27, 1998, total inventories are $25,013,000 and $23,998,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):
                                                March       June
                                                1999        1998

            Industrial revenue bond             1,200       1,500
            Revolving credit agreement          3,000       3,000
                                                4,200       4,500
            Less current portion                  600         600
                                                3,600       3,900

Following is the reconciliation of net earnings to comprehensive income:
                                        Thirteen Weeks   Thirty-nine Weeks
                                         Ended March        Ended March
                                         1999     1998      1999     1998

  Net earnings                          3,586    4,995    12,015   16,799
  Unrealized gains on investments         (45)      49        94      126
  Accumulated translation adjustments (11,948)  (1,318)  (12,936)    (498)
  Comprehensive income                 (8,407)   3,726      (827)  16,427

The devaluation of the Brazilian Real in January 1999 resulted in an exchange rate of about 2.0 Reals to the U.S. dollar at the end of the current quarter compared to 1.2 at the beginning of the quarter, causing virtually all of the translation adjustment being shown above for the quarter. At the end of April, the rate had fallen back to about 1.7 Reals to the dollar, reversing about $4,000,000 of the decline shown above.

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Compared to a year ago, sales are down 7% in the March quarter and 10% for the three quarters ended in March. Of these decreases, approximately 4 and 2 percentage points, respectively, are due to the 40% devaluation of the Brazilian Real that took place during the March quarter (this devaluation has reversed itself to around 30% at the end of April). The year to date decrease is spread fairly evenly between foreign and domestic operations, although foreign sales actually were flat in the March quarter comparison if the effect of the devaluation is ignored. These decreases in revenue directly reflect the industrial manufacturing economies, both in the U.S. and abroad. Over the past nine months, manufacturing operations on the industrial side in the U.S. have slowed, although our March sales would indicate that the downward trend has bottomed. In Scotland we are still being hurt by the strong British pound. In Brazil, the economy is slow, but the effects of the devaluation do not appear, at least so far, to be as severe as some had predicted.

Earnings Before Taxes
Pretax earnings are down 30% for the quarter and 31% for the year to date comparisons. This is consistent with the decrease in sales mentioned above and the lower margins resulting from 1) international pricing pressures due to the strong pound and 2) lower overhead absorption due to lower production activity.

Income Taxes
The effective income tax rate is 31% for the quarter and 32% year to date. The rates were slightly higher (33% and 34%) in the corresponding periods in the prior year. The main cause of the decrease is the favorable tax effect of a dividend paid by our Scottish subsidiary during the current quarter.

YEAR 2000
The Company does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. If, however, the Company, its customers or its suppliers are unable to achieve year 2000 compliance, the potential exists for the Company's business and results of operations to be adversely affected.

Worldwide, the Company has four major computer systems that are used in the areas of manufacturing, sales and accounting. Two use third party packages that the Company believes are or, through vendor upgrades, will be year 2000 compliant. The other two systems are in the process of being converted to third party packages that the Company believes are already compliant. The Company expects to complete the reasonably necessary remediation of its significant systems by the end of calendar 1999 and has not incurred, and does not expect to incur, significant additional separately identifiable costs in order to make its computer systems year 2000 compliant. If it begins to appear that the Company's planned upgrades and modifications might fail to bring any of these major systems into year 2000 compliance or fail to do so in a timely manner, the Company will have to adopt, and for one system has actually adopted, contingency plans to deal with any resulting disruptions in its business.

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

                        LIQUIDITY AND CAPITAL RESOURCES
                                           13 Weeks Ended     39 Weeks Ended
                                          3/27/99  3/28/98   3/27/99  3/28/98
   Cash provided by operations              1,320    9,756    18,257   25,782
   Cash used in investing activities          (63)  (6,312)  (13,202) (18,639)
   Cash used in financing activities       (3,430)  (4,371)   (7,806)  (9,388)
   Cash effect of translation rate changes   (165)      (2)     (179)      24
      Net increase (decrease) in cash      (2,338)    (929)   (2,930)  (2,221)

Although earnings have decreased compared to prior periods, the main reasons for the decrease in cash flow provided from operations are the working capital changes. These working capital changes as well as an increase in treasury share purchases (a financing activity) in both the current and year to date comparisons have resulted in less funds being available for short-term investing and, in the current quarter, the need to liquidate certain short-term investments. The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 7.0 to 1 as of March 27, 1999 and 5.9 to 1 as of June 27, 1998.

                             SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report may include forward-looking statements about the Company's business, general economic conditions, sales, expenditures, year 2000 compliance, environmental regulatory compliance, foreign operations, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)

Date   May 7, 1999                         S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)

Date   May 7, 1999                            S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)