Form 10-K
period 1999-06-26
STARRETT L S CO
filed 1999-09-13
CIK 93676

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 26, 1999          Commission File No.  1- 367

                         THE L.S. STARRETT COMPANY
           (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        978-249-3551

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

The Registrant had 5,115,250 and 1,590,025 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 23, 1999. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $194,000,000.

The exhibit index is located on page 23.

Documents incorporated by reference

Proxy Statement dated August 13, 1999 - Part III

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

At June 26, 1999, the Company had 2,741 employees, approximately 70% of whom are domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 26, 1999, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. A newly established subsidiary in Australia is engaged in distribution of the Company's products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's 1999 financial statements found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to approximately $78,041,000 at June 26, 1999, and $73,777,000 at June 27, 1998. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are approximately $23,521,000 and $23,998,000 lower, respectively, than if determined on a first-in, first-out
(FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 1999, 1998 and 1997 were approximately $2,860,000, $3,406,000 and $3,073,000, respectively, all of which was expensed in the Company's financial statements.

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

Item 2 - Properties

The Company's principal plant is located in Athol, Massachusetts on about 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet of production and storage area. An additional 9,000 square feet of leased space in Gardner, Massachusetts is considered part of this plant.

The Webber Gage Division, Cleveland, Ohio, owns and occupies two buildings containing approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, North Carolina has approximately 320,000 square feet, including 64,000 square feet added in fiscal 1999. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine Division, Optical Comparator Division and Ground Flat Stock Division. This plant is subject to a mortgage collateralizing a $900,000 Industrial Revenue Bond.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 166,000 square foot building. In addition, this division leases 45,000 square feet of manufacturing space in Mayaguez, Puerto Rico.

The Company's Exact Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's Brazil subsidiary owns and occupies several buildings totaling 209,000 square feet. The Company's Scotland subsidiary owns and occupies a 187,000 square foot building and also a 33,000 square foot building in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. A second wholly owned subsidiary located in Skipton performs calibration services and leases about 4,000 square feet. A wholly owned subsidiary in the People's Republic of China leases approximately 40,000 square feet.

In addition, the Company operates warehouses/sales-support offices in Glendale, Arizona; Elmhurst, Illinois; Atlanta, Georgia; Mississauga, Canada; and Sydney, Australia.

In the Company's opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 26, 1999.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.



PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 23, 1999, there were 2,253 registered holders of Class A common stock and 1,743 registered holders of Class B common stock.


     Quarter ended                    Dividends            High       Low
      	September 1997                    0.19            $ 36.56    $ 30.25
	      December 1997                     0.19              39.94      36.00
	      March 1998                        0.19              40.13      32.56
	      June 1998                         0.20              40.81      37.06

      	September 1998                    0.20              39.06      34.25
	      December 1998                     0.20              37.75      29.81
	      March 1999                        0.20              34.25      25.75
	      June 1999                         0.20              30.69      25.13

Item 6 - Selected Financial Data

			Years ended in June ($000 except per share data)
                               1999      1998      1997      1996      1995
Net sales                   $232,385  $262,340  $250,503  $235,467  $214,215
Net earnings                  16,696    23,009    19,859    17,331    13,487
Basic earnings per share        2.44      3.34      2.84      2.45      1.91
Diluted earnings per share      2.44      3.33      2.84      2.45      1.91
Long-term debt                 3,300     3,900     6,500     7,100     8,700
Total assets                 245,728   250,263   238,746   227,312   213,940
Dividends per share             0.80      0.77      0.72      0.72      0.69



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SALES
Sales decreased 11% in fiscal 1999 following a 5% increase in fiscal 1998. Domestic sales were down 9% in the current year, reflecting a downturn in the industrial manufacturing sector, and foreign sales were down 15%. The foreign decrease was due mostly to the 40% devaluation of Brazil's currency in January 1999. In terms of local currency, foreign sales were down only 3%. Domestic sales accounted for most of the increase in the prior year as a result of continued good economic conditions in our industry through the end of fiscal 1998. For the past two years, the strong British pound has been adversely affecting Scotland's business both in terms of export pricing and domestic import competition; and, in Brazil, high real interest rates and a recessionary economy have held sales back. The weakening of Brazil's currency in 1998 and the devaluation in 1999 had the effect of reducing the local currency year to year sales change by 10 percentage points in 1998 and 20 percentage points in 1999, after conversion to U.S. dollars.

EARNINGS BEFORE TAXES
Pretax earnings are down 31% for the year. This follows a 14% increase in 1998. Cost of sales was 69.3% in 1999, 67.3% in 1998 and 67.9% in 1997. The
changes in these rates are consistent with the manufacturing efficiencies that are gained or lost as a result of increased or decreased production levels, particularly in domestic operations where pretax earnings were up 26% last year but are down 34% this year. On the foreign side, the strong pound mentioned above has had a significant negative effect on margins for the past two years. In Brazil, although the currency devaluation has reduced the absolute amount of pretax profits, its effect on importers with whom we compete has allowed our operation to improve margins in the current year. INCOME TAXES
The effective tax rate is 29% in 1999 compared to 33% in 1998 and 34% in 1997. Tax-exempt interest on short-term investments in municipal bonds, Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is slightly lower than the combined U.S. state and federal statutory rate. Nonrecurring permanent differences between book and taxable income for dividends paid from Brazil to the U.S. in 1998 and particularly in 1999 have reduced their effective tax rate substantially when reported in U.S. dollars.

NET EARNINGS
As a result of the above, net earnings were down 27% in fiscal 1999 when compared to 1998 and 1998 net earnings were up 16% when compared to 1997.

MARKET RISK
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 1998 and 1999, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil are approximately $5 million and $4 million, respectively. Inflation in Brazil has decreased to less than 10% today from over 2000% in 1994 when their current economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $10,000,000 and debt of $6,900,000 at June 26, 1999) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $6,800,000 by $300,000.

YEAR 2000
The Company does not currently anticipate any material disruption of its operations as a result of failure by the Company to be year 2000 compliant. If, however, the Company, its customers or its suppliers are unable to achieve year 2000 compliance, the potential exists for the Company's business and results of operations to be adversely affected.

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

The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company believes such equipment is year 2000 compliant to the extent reasonably necessary but has not completed its testing of such equipment. In the event the Company determines that such equipment cannot readily be made year 2000 compliant, it believes it can revert to the manual processes previously employed or outsource such work. The Company is also in the process of investigating the status of other systems with respect to year 2000 compliance such as phone, fax, heating/air conditioning, and electricity and believes they will be year 2000 compliant to the extent reasonably necessary before the end of 1999. The Company is utilizing internal resources for this purpose and does not expect to incur significant separately identifiable costs.

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

LIQUIDITY AND CAPITAL RESOURCES
                                              Years ended In June ($000)
                                           1999          1998          1997
Cash provided by operations              $16,309       $28,713       $23,516
Cash used in investing activities        (10,278)      (15,838)      (13,310)
Cash used in financing activities         (9,389)      (12,203)       (8,563)
Effect of translation rate
   changes on cash                           (76)          (20)           (7)
Increase (decrease) in cash              $(3,434)      $   652       $ 1,636

Cash flows from operating activities decreased $12 million in 1999 primarily due to the decrease in net earnings of $6 million, and increases in inventory levels offset somewhat by a decrease in receivables, both of which are consistent with reduced sales volume. Just the opposite effect was experienced in 1998.

The Company's investing activities consist mainly of expenditures for property, plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $20 million in 1999 are ahead of the $16 million and $14 million experienced in 1998 and 1997, which are more typical years, because of a major building expansion and continued investment in system software and hardware changes.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares. Treasury share purchases were $9.9 million in 1999 compared to $5.3 million in 1998 and $7.1 million in 1997.

The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. The Company maintains two lines of credit as discussed in the notes to the financial statements. The Company has not made significant borrowings under these lines during the past three years. The lines were used primarily to finance acquisitions. The Company continues to maintain a strong financial position with a working capital ratio of 5.7 to 1 as of June 26, 1999 and 5.9 to 1 as of June 27, 1998. Cash not immediately required for working capital is invested in high grade money market instruments with maturities generally less than one year (however, see the notes to the financial statements regarding investments in Puerto Rico). Certain cash and investment balances of foreign subsidiaries may not be repatriated without adverse tax consequences and in certain cases may be subject to regulatory restriction.
NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance for accounting for all derivative instruments, as defined. This standard requires all derivatives and any hedging assets or liabilities to be accounted for at fair value and will be required to be implemented during fiscal 2000. The Company is currently analyzing the impact of adopting SFAS No. 133.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This document and the 1999 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, Year 2000 compliance, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: For the period ended June 26, 1999, approximately 30% of the Company's sales were derived from foreign operations and, as of June 26, 1999, approximately 30% of the Company's net assets were located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable. See Management's Discussion (SALES) regarding the recent devaluation of the Brazilian currency.

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

Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                        10

   Consolidated Statements of Earnings and Cash Flows                    11

   Consolidated Balance Sheets                                           12

   Consolidated Statements of Stockholders' Equity                       13

   Notes to Consolidated Financial Statements                          14-20

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 26, 1999 and June 27, 1998, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 26, 1999, in conformity with generally accepted accounting principles.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 30, 1999






















                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Earnings and Cash Flows
  For the years ended in June (in thousands of dollars except per share data)

                                                1999       1998        1997
EARNINGS
Net sales                                     $232,385   $262,340   $250,503
Cost of goods sold                            (160,984)  (176,591)  (170,035)
Selling, general and administrative expense    (49,393)   (53,433)   (51,941)
Other income and expense                         1,618      1,806      1,532

Earnings before income taxes                    23,626     34,122     30,059
Income taxes                                     6,930     11,113     10,200

Net earnings                                  $ 16,696   $ 23,009   $ 19,859
Basic earnings per share, based on
   average outstanding shares of
   6,840,283, 6,888,854 and 6,991,810         $   2.44   $   3.34   $   2.84
Diluted earnings per share, based on
   average outstanding shares of
   6,846,406, 6,902,950 and 7,003,138         $   2.44   $   3.33   $   2.84

CASH FLOWS
Cash flows from operating activities:
   Net earnings                               $ 16,696   $ 23,009   $ 19,859
   Noncash expenses:
     Depreciation and amortization              11,207     10,727      9,799
     Deferred taxes                              2,058      1,945       (439)
     Unrealized translation losses                            154        134
   Working capital changes:
     Receivables                                 2,809     (4,506)     1,619
     Inventories                                (9,110)     1,518     (4,821)
     Other current assets and liabilities       (2,824)    (1,016)    (1,962)
   Prepaid pension and other                    (4,527)    (3,118)      (673)
     Net cash from operating activities         16,309     28,713     23,516
Cash flows from investing activities:
   Additions to plant and equipment            (20,319)   (16,148)   (13,999)
   Decrease in investments                      10,041        310        689
     Net cash used in investing activities     (10,278)   (15,838)   (13,310)
Cash flows from financing activities:
   Short-term borrowing, net                     2,599     (2,609)       411
   Debt repayments, net                           (600)    (2,600)      (600)
   Common stock issued                           3,968      3,590      3,691
   Treasury shares purchased                    (9,894)    (5,286)    (7,054)
   Dividends                                    (5,462)    (5,298)    (5,011)
     Net cash used in financing activities      (9,389)   (12,203)    (8,563)
Effect of translation rate changes on cash         (76)       (20)        (7)
Net increase (decrease) in cash                 (3,434)       652      1,636
Cash beginning of year                           3,705      3,053      1,417
Cash end of year                              $    271   $  3,705   $  3,053

Supplemental cash flow information:
   Interest paid                              $    577   $    684   $    839
   Taxes paid                                 $  5,822   $ 12,519   $ 11,572

                See Notes to Consolidated Financial Statements
                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)
                                                         June 26     June 27
ASSETS	                                                    1999        1998
Current assets:
   Cash                                                 $    271    $  3,705
   Investments                                            16,933      27,115
   Accounts receivable (less allowance for doubtful
     accounts of $2,361,000 and $2,450,000)               36,004      40,764
   Inventories                                            78,041      73,777
   Prepaid expenses and other current assets               6,173       5,335
     Total current assets                                137,422     150,696

Property, plant and equipment, at cost:
   Land                                                    1,775       1,862
   Buildings (less accumulated depreciation of
     $16,496,000 and $17,014,000)                         25,131      24,314
   Machinery and equipment (less accumulated
     depreciation of $53,148,000 and $49,178,000)         46,948      42,642
     Total property, plant and equipment                  73,854      68,818

Cost in excess of net assets acquired (less accumu-
   lated amortization of $4,266,000 and $3,896,000)        7,094       7,484
Prepaid pension cost                                      26,212      22,035
Other assets                                               1,146       1,230
                                                        $245,728    $250,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  3,600    $  1,001
   Accounts payable and accrued expenses                  13,783      14,371
   Accrued salaries and wages                              6,026       8,059
   Taxes payable                                             484       1,475
   Employee deposits for stock purchase plan                 429         528
     Total current liabilities                            24,322      25,434

Deferred income taxes                                     11,919       9,367
Long-term debt                                             3,300       3,900
Accumulated postretirement benefit obligation             16,151      16,268
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     5,109,173 outstanding in 1999, excluding
     1,243,158 held in treasury; 5,193,904 outstanding
     in 1998, excluding 1,045,731 held in treasury)        5,109       5,194
   Class B Common Stock $1 par (10,000,000 shrs. auth.;
     1,596,748 outstanding in 1999, excluding
     288,642 held in treasury; 1,703,434 outstanding
     in 1998, excluding 274,283 held in treasury)          1,597       1,703
   Additional paid-in capital                             42,730      41,263
   Retained earnings reinvested and employed in
     the business                                        155,349     151,317
   Accumulated other comprehensive income                (14,749)     (4,183)
     Total stockholders' equity                          190,036     195,294
                                                        $245,728    $250,263


                See Notes to Consolidated Financial Statements
                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 1997 through 1999
                               (in thousands)

                         Common       Addi-            Accumulated
                       Stock Out-    tional             Other Com-
                        standing    Paid-in   Retained  prehensive
                        ($1 Par)    Capital   Earnings    Income      Total

Balance, June 29, 1996  $  7,055   $ 36,650   $128,272   $ (4,692)  $167,285
Comprehensive income:
   Net earnings                                 19,859                19,859
   Unrealized net gains
      on investments                                          134        134
   Translation gain, net                                    1,561      1,561
Total comprehensive income                                            21,554
Dividends ($0.72)                               (5,011)               (5,011)
Treasury shares:
   Purchased                (255)    (1,467)    (5,332)               (7,054)
   Issued                    116      3,057                            3,173
Options exercised             28        490                              518

Balance, June 28, 1997     6,944     38,730    137,788     (2,997)   180,465
Comprehensive income:
   Net earnings                                 23,009                23,009
   Unrealized net gains
      on investments                                          138        138
   Translation loss, net                                   (1,324)    (1,324)
Total comprehensive income                                            21,823
Dividends ($0.77)                               (5,298)               (5,298)
Treasury shares:
   Purchased                (152)      (952)    (4,182)               (5,286)
   Issued                     88      3,144                            3,232
Options exercised             17        341                              358

Balance, June 27, 1998     6,897     41,263    151,317     (4,183)   195,294
Comprehensive income:
   Net earnings                                 16,696                16,696
   Unrealized net loss
      on investments                                         (123)      (123)
   Translation loss, net                                  (10,443)   (10,443)
Total comprehensive income                                             6,130
Dividends ($0.80)                               (5,462)               (5,462)
Treasury shares:
   Purchased                (329)    (2,363)    (7,202)               (9,894)
   Issued                    118      3,368                            3,486
Options exercised             20        462                              482

Balance, June 26, 1999  $  6,706   $ 42,730   $155,349   $(14,749)  $190,036






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

Fair market value of financial instruments: The Company's financial instruments consist primarily of current assets, current liabilities, and long-term debt. Current assets, except inventories (see Inventories) and except investments, and current liabilities are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company does not purchase derivative financial instruments.

Investments: Investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The
Company considers all its investments "available for sale." As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 26, 1999 is $6.8 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings
15 to 50 years, building improvements 10 to 40 years, machinery and
equipment 5 to 12 years, motor vehicles 3 to 5 years. 	Costs in excess of
net assets acquired are being amortized on a straight-line basis over 5 to 40 years.

Inventories: Inventories are stated at the lower of cost or market. For approximately 70% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $47,858,000 and $44,397,000 at the end of 1999 and 1998, respectively, such amounts being $23,521,000 and $23,998,000 less than if determined on a FIFO basis. Total inventories at year end are as follows (in thousands):

                              Goods in Pro-
                                cess and       Raw Materials
            Finished Goods   Finished Parts    and Supplies         Total
     1999       $31,964          $31,589          $14,488          $78,041
     1998        30,199           25,825           17,753           73,777

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $40,000,000 at June 1999) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Research and development: Research and development costs were expensed as follows: $2,860,000 in 1999, $3,406,000 in 1998 and $3,073,000 in 1997.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by di-viding earnings available to common shareholders by the weighted average num-ber of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 6,123, 14,096 and 11,328 of additional potential common shares in 1999, 1998 and 1997 resulting from shares issuable under its stock option plan.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expenses are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "accumulated other comprehensive income" account included as part of stockholders' equity. Prior to January 1, 1998, the translation method used by the Company's subsidiary in Brazil, which until then had been considered a hyperinflationary country, was the same except that inventories and plant and the related charges to cost of sales and depreciation expense were translated at rates in effect at the time the assets were purchased, and the resulting translation gains and losses were included in the determination of net earnings.

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

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                      1999     1998     1997

   Interest income                                 $ 1,831  $ 2,747  $ 2,118
   Interest expense and commitment fees               (465)    (820)    (784)
   Realized and unrealized translation gains
     and losses                                        112     (339)    (225)
   Other                                               140      218      423
                                                   $ 1,618  $ 1,806  $ 1,532
INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     1999     1998     1997
   Current:
     Federal                                       $ 2,851  $ 5,780  $ 6,146
     Foreign                                         1,337    2,454    2,926
     State                                             684      934    1,567
   Deferred                                          2,058    1,945     (439)
                                                   $ 6,930  $11,113  $10,200

Pretax domestic income was $25,809,000, $26,876,000 and $22,096,000 in 1999,
1998 and 1997, respectively.

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):
                                                     1999     1998     1997
   Expected tax expense                            $ 8,269  $11,943  $10,520
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                              (32)     108      178
     Foreign taxes, net of federal credits          (1,161)    (604)    (476)
     Nontaxable investment income                     (111)    (120)    (115)
     Other                                             (35)    (214)      93
   Actual tax expense                              $ 6,930  $11,113  $10,200

Deferred income taxes at year end are attributable to the following (in thousands):
                                                              1999     1998
   Deferred assets:
     Retiree medical benefits                               $(6,595) $(6,643)
     Inventories                                             (1,242)  (1,296)
     Other                                                   (1,247)  (1,366)
                                                             (9,084)  (9,305)
   Deferred liabilities:
     Prepaid pension                                         10,778    9,059
     Other employee benefits                                    251      659
     Depreciation                                             6,846    6,087
     Other                                                      892      884
                                                             18,767   16,689
   Current portion                                            2,236    1,983
   Long-term portion                                        $11,919  $ 9,367

EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 1999, 1998 and 1997, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(2,567,000), $(1,588,000) and $(405,000), respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and approximately 1,000,000 shares of the Company's common stock. The status of these defined benefit plans, including the ESOP, is as follows (in thousands):
                                                 1999       1998       1997
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 87,242   $ 80,929   $ 71,307
  Service cost                                    2,672      2,389      2,376
  Interest cost                                   6,185      5,771      5,425
  Plan amendments                                   481
  Exchange rate changes                            (826)       (91)       931
  Benefits paid                                  (3,048)    (2,901)    (2,677)
  Actuarial (gain) or loss                       (4,618)     1,145      3,567
  Benefit obligation at end of year            $ 88,088   $ 87,242   $ 80,929

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                   $148,861   $129,292   $112,832
   Actual return on plan assets                  (7,549)    22,364     17,558
   Employer contributions                                                 103
   Participant contributions                        286        239        224
   Benefits paid                                 (3,048)    (2,901)    (2,677)
   Exchange rate changes                           (972)      (133)     1,252
   Fair value of plan assets at end of year    $137,578   $148,861   $129,292

Reconciliation of funded status:
   Funded status                               $ 49,490   $ 61,619   $ 48,363
   Unrecognized actuarial gain                  (22,861)   (38,143)   (27,400)
   Unrecognized transition asset                 (5,774)    (6,737)    (7,701)
   Unrecognized prior service cost                5,357      5,296      5,666
   Prepaid benefit                             $ 26,212   $ 22,035   $ 18,928

Components of net periodic benefit cost:
   Service cost                                $  2,672   $  2,389   $  2,376
   Interest cost                                  6,185      5,771      5,425
   Expected return on plan assets               (11,241)    (9,694)    (8,398)
   Amortization of prior service cost               414        376        372
   Amortization of transition asset                (963)      (964)      (960)
   Recognized actuarial gain                     (1,250)      (977)      (557)
   Net periodoc benefit cost                   $ (4,183)  $ (3,099)  $ (1,742)

Weighted average assumptions:
   Discount rate                                   7.0%       7.0%       7.5%
   Expected long-term rate of return               7.5%       7.5%       7.5%
   Rate of compensation increase                   5.0%       5.0%       5.0%

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):
                                                 1999       1998       1997
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 17,707   $ 16,269   $ 16,308
  Service cost                                      427        498        494
  Interest cost                                     911      1,170      1,126
  Plan amendments                                (4,732)
  Benefits paid                                  (1,135)    (1,129)      (963)
  Actuarial (gain) or loss                          490        899       (696)
  Benefit obligation at end of year            $ 13,668   $ 17,707   $ 16,269

Reconciliation of funded status:
   Funded status                               $ 13,668   $ 17,707   $ 16,269
   Unrecognized actuarial loss                   (1,896)    (1,439)      (539)
   Unrecognized prior service cost                4,379
   Accrued benefit                             $ 16,151   $ 16,268   $ 15,730

Components of net periodic benefit cost:
   Service cost                                $    427   $    498   $    494
   Interest cost                                    911      1,170      1,126
   Amortization of prior service cost              (353)
   Recognized actuarial gain                         32
   Net periodic benefit cost                   $  1,017   $  1,668   $  1,620

Weighted average assumptions:
   Discount rate                                   7.0%       7.0%       7.5%
   Rate of compensation increase                   5.0%       5.0%       5.0%

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% for 2005 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:
                                                          1%            1%
                                                       Increase      Decrease

Effect on total of service and interest cost           $    166      $   (136)
Effect on postretirement benefit obligation               1,413        (1,188)

DEBT
At year end, long-term debt consists of the following (in thousands):

                                                              1999     1998
   Industrial revenue bond                                  $   900  $ 1,500
   Revolving credit agreement                                 3,000    3,000
                                                              3,900    4,500
   Less current maturities                                      600      600
                                                            $ 3,300  $ 3,900

The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (4.3% at June 26, 1999). The revolving credit agreement consists of a $10,000,000 line due March 30, 2000 under which there were no borrowings at June 26, 1999 and a $10,000,000 line due March 30, 2001. The credit agreement is with two banks and requires commitment and other fees of .3%. Interest rates vary, but approximate LIBOR plus .33% (5.2% as of June 26, 1999). All debt agreements contain financial covenants, the most restrictive of which is that at June 26, 1999 the Company must have tangible net worth of $161,000,000. Annual principal payments on debt are required as follows: 2000, $600,000; 2001, $3,300,000. Current notes payable carry interest at a rate of LIBOR plus 4%.

COMMON STOCK
Class B Common Stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A Common Stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan, adopted in 1990, to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company's outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in the year 2000.
The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25. Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 1999, 1998, or 1997. A summary of option activity is as follows:

                                                       Weighted
                                                        Average
                                                       Exercise    Shares
                                           Shares        Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 29, 1996                   62,352      $19.45      694,868
     Options granted                        38,709       24.21      (38,709)
     Options exercised ($17.75 and $19.55) (28,368)      18.29
     Options canceled                      (19,359)                  19,359
   Balance, June 28, 1997                   53,334       22.92      675,518
     Options authorized                                            800,000
     Options granted                        26,457       32.14      (26,457)
     Options exercised ($19.45 and ($21.89)(17,507)      20.49
     Options canceled                      (16,484)                (670,715)
   Balance, June 27, 1998                   45,800       27.96      778,346
     Options granted                        55,474       24.97      (55,474)
     Options exercised ($23.17 and $25.03) (20,369)      23.70
     Options canceled                      (29,102)                  25,325
   Balance, June 26, 1999                   51,803      $24.63      748,117

At June 26, 1999, a total of 800,000 shares of common stock are reserved for issuance under the plans. The following information relates to outstanding options as of June 26, 1999:

Weighted Average Exercise Price                           $24.63
Weighted Average Remaining Life                         1.6 years
Weighted Average fair value on grant date
of options granted in:
            1997                                           $7.50
            1998                                            9.50
            1999                                            7.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 15% to 21%, interest - 4.3% to 6.2%, and expected lives - 2 years. The pro forma, after tax effect of any compensation costs related to use of SFAS No. 123, "Accounting for Stock Based Compensation," is as follows: 1999 $250,000, 1998 $150,000 and 1997 $125,000, or approximately $.04, $.02, and $.02 per share.

In addition 519,916 shares of common stock are reserved for the Company's 401(k) plan at June 26, 1999. Since inception in 1986, 978,393 Class A and 44,155 Class B shares have been issued under this plan.

OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 26, 1999. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 11% of sales in 1999.
The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. It manufactures over 5,000 items, including precision measuring tools, tape measures, gages and saw blades. Operating segments are identified as components of an enterprise about which separate discrete financial information is used by the chief operating decision maker in how to allocate assets and assess performance of the Company.

The Company's operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company's sales and long-lived assets are as follows:
                                              1999        1998        1997
Sales:
   North America                           $ 171,176   $ 187,925   $ 177,240
   United Kingdom                             33,249      35,642      35,653
   Brazil                                     40,104      50,923      48,911
   Eliminations and other                    (12,144)    (12,150)    (11,301)
      Total                                $ 232,385   $ 262,340   $ 250,503

Long-lived assets:
   North America                           $  90,379   $  79,612
   United Kingdom                              8,433       7,292
   Brazil                                      7,661      11,563
   Other                                       1,833       1,100
      Total                                $ 108,306   $  99,567




 QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)
                                               Earnings              Basic
                                                Before              Earnings
                           Net       Gross      Income      Net        Per
  Quarter Ended           Sales      Profit     Taxes     Earnings    Share
   September 1997        $65,213    $20,734    $ 8,400    $ 5,413    $ 0.78
   December 1997          68,637     23,266      9,432      6,392      0.93
   March 1998             61,195     19,878      7,437      4,994      0.72
   June 1998              67,295     21,871      8,853      6,210      0.91
                        $262,340    $85,749    $34,122    $23,009    $ 3.34

   September 1998        $58,364    $17,143    $ 5,761    $ 3,916    $ 0.57
   December 1998          60,890     18,695      6,556      4,513      0.65
   March 1999             57,073     16,705      5,226      3,586      0.53
   June 1999              56,058     18,858      6,083      4,681      0.69
                        $232,385    $71,401    $23,626    $16,696    $ 2.44


The Company's Class A Common Stock is traded on the New York Stock Exchange.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.


PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 4 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999, and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            79      1995       Chairman and CEO and
                                                       Director

  Douglas A. Starrett            47      1995       President and Director

  George B. Webber               78      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  James S. Carey                 48      1997       Vice President Sales

  Roger U. Wellington, Jr.       58      1984       Treasurer and Chief
                                                       Financial Officer and
                                                       Director

  Steven A. Wilcox               44      1998       Clerk

Douglas R. Starrett, Douglas A. Starrett (son of Douglas R. Starrett), George
B. Webber and Roger U. Wellington, Jr. have served in the same capacities as listed above for at least the past five years. James S. Carey was previously Midwest Sales Manager of the Company. Except in the case of Steven Wilcox, the positions listed above represent their principal occupations and employment during the last five years. Steven Wilcox, elected clerk in 1997, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

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

Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 4 through 10 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 4 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999, and is hereby incorporated by reference.

(b)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999, and is hereby incorporated by reference.

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

		    Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 26, 1999

		    Consolidated Balance Sheets at June 26, 1999 and June 27, 1998

		    Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 26, 1999

		    Notes to Consolidated Financial Statements

      2. All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

   	3.	See Exhibit Index below.

(b)		There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)		See Exhibit Index below.

(d)		Not applicable.







THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX


	(3i)	Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

	(3ii)	Bylaws as amended September 16, 1998, filed with Form 10-Q for the quarter ended September 26, 1998, are hereby incorporated by reference.

	(4a)	Loan Agreement and related documents, relative to $7,500,000
Industrial Revenue Bond financing dated as of September 1, 1985, between The Surry County Industrial Facilities and Pollution
Control Financing Authority and The L.S. Starrett Company will be furnished to the Commission upon request.

	(4b)	Common Stock Rights Agreement, dated as of June 6, 1990, between the Company and The First National Bank of Boston, as Rights
Agent, including Form of Common Stock Purchase Rights Certificate and Summary Common Stock Purchase Rights, filed on June 13, 1990 with the Company's Form 8-A, is hereby incorporated by reference.

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

SUBSIDIARIES OF THE REGISTRANT
JUNE 26, 1999

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

      The L.S. Starrett Company             Incorporated in           May 31
        Limited                               Scotland

      Starrett Industria e                  Incorporated in           May 31
        Comercio Ltda.                        Brazil

      Level Industries, Inc.                Incorporated in         Last Sat.
                                              Massachusetts          in June

      Starrett Tools (Suzhou) Co., Ltd.     Incorporated in          Dec. 31
                                              China

      The L.S. Starrett Company of          Incorporated in          June 30
        Australia Pty. Ltd.                   Australia



















                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-55623 and No. 333-12997 of The L.S. Starrett Company, both on Form S-8, of our report dated July 30, 1999, appearing in the Annual Report on Form 10-K of The L.S. Starrett Company for the year ended June 26, 1999.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 13, 1999









































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


Date:  September 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                    S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 13, 1999      Douglas A. Starrett, Sept. 13, 1999
Chairman and CEO and Director            President and Director


S/ANDREW B. SIDES, JR.                   S/WILLIAM S. HURLEY
Andrew B. Sides, Jr., Sept. 13, 1999     William S. Hurley, Sept. 13, 1999
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Sept. 13, 1999       George B. Webber, Sept. 13, 1999
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 13, 1999        Roger U. Wellington,Jr.,Sept.13, 1999
Chief Accounting Officer                 Treasurer and Chief Financial Officer
                                           and Director