Form 10-Q
period 1999-09-25
STARRETT L S CO
filed 1999-11-09
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 25, 1999

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

                             YES  X  NO


Common Shares outstanding as of  September 25, 1999:

     Class A Common Shares      5,124,809

     Class B Common Shares      1,572,407

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 25, 1999 and September 26, 1998
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 25,
                  1999 (unaudited) and June 26, 1999                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 25,
                  1999 and  September 26, 1998 (unaudited)              5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7-10



Part II.  Other information:

      Item 4.  Submission of Matters to a Vote of Security Holders     10

      Item 6.  Exhibits and reports on Form 8-K                      10-11

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                                           13 Weeks Ended
EARNINGS                                                  9/25/99  9/26/98

Net sales                                                  58,412   58,364
Cost of goods sold                                        (42,267) (41,221)
Selling and general                                       (11,844) (11,891)
Other income and expense                                       16      509

Earnings before income taxes                                4,317    5,761
Provision for federal, foreign and
      state income taxes                                    1,442    1,845

Net earnings                                                2,875    3,916
Basic earnings per share                                      .43      .57
      Average outstanding shares used                       6,698    6,896
Diluted earnings per share                                    .43      .57
      Average outstanding shares used                       6,706    6,908
Dividends per share                                           .20      .20


CASH FLOWS

Cash flows from operating activities:
   Net earnings                                             2,875    3,916
   Noncash expenses:
      Depreciation and amortization                         2,976    2,954
      Deferred taxes                                          411      207
      Unrealized translation losses(gains)
   Working capital changes:
      Receivables                                          (6,505)   1,210
      Inventories                                           1,158    1,031
      Other assets and liabilities                          1,130   (1,485)
   Prepaid pension cost and other                            (905)    (763)

         Net cash from operations                           1,140    7,070

Cash flows from investing activities:
   Additions to plant and equipment                        (3,248)  (5,335)
   Short-term investments, net                              1,464   (3,217)

         Net cash used in investing                        (1,784)  (8,552)

Cash flows from financing activities:
   Short-term borrowings, net                               2,415     (401)
   Common stock issued                                        954      840
   Treasury shares purchased                               (1,205)    (861)
   Dividends                                               (1,339)  (1,378)

         Net cash used in financing                           825   (1,800)

Effect of translation rate changes
      on cash                                                 (28)      38

Net decrease in cash                                          153   (3,244)
Cash, beginning of period                                     271    3,705
Cash, end of period                                           424      461

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 25     June 26
                                                         1999        1999
ASSETS                                               (unaudited)
Current assets:
   Cash                                                    424         271
   Investments                                          15,356      16,933
   Accounts receivable (less allowance for doubtful
         accounts of $2,380,000 and $2,361,000)         42,138      36,004
   Inventories:
      Finished goods                                    32,178      31,964
      Goods in process and finished parts               27,243      31,589
      Raw materials and supplies                        16,278      14,488
                                                        75,699      78,041
   Prepaid expenses and other current assets             1,980       6,173
                  Total current assets                 135,597     137,422

Property, plant and equipment, at cost (less
      accumulated depreciation of $71,003,000
      and $69,685,000)                                  73,494      73,854
Cost in excess of net assets acquired (less
      accumulated amortization of $4,365,000
      and $4,266,000)                                    6,998       7,094
Prepaid pension cost                                    27,149      26,212
Other assets                                             1,107       1,146
                                                       244,345     245,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  6,016       3,600
   Accounts payable and accrued expenses                11,580      13,783
   Accrued salaries and wages                            4,330       6,026
   Taxes payable                                           691         484
   Employee deposits for stock purchase plan               495         429
                  Total current liabilities             23,112      24,322

Deferred income taxes                                   12,433      11,919
Long-term debt                                           3,300       3,300
Accumulated postretirement medical benefit obligation   16,156      16,151
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,124,809 outstanding in 9/99, excluding
        1,249,165 held in treasury; 5,109,173 outstanding
        in 6/99, excluding 1,243,158 held in treasury)   5,125       5,109
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,572,407 outstanding in 9/99, excluding
        291,340 held in treasury; 1,596,748 outstanding
        in 6/99, excluding 288,642 held in treasury)     1,572       1,597
      Additional paid-in capital                        43,316      42,730
      Retained earnings reinvested and employed in
            the business                               156,057     155,349
      Foreign currency translation adjustment          (16,871)    (14,922)
      Other equity adjustments                             145         173
                  Total stockholders' equity           189,344     190,036
                                                       244,345     245,728



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 25, 1999 and September 26, 1998
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings    Income    Total


Balance June 27, 1998        6,897    41,263   151,317    (4,183)  195,294
Comprehensive income:
  Net earnings                                   3,916               3,916
  Unrealized net gains
    on investments                                           103       103
  Translation gain, net                                      253       253
Total comprehensive income                                           4,272
Dividends ($.20 per share)                      (1,378)             (1,378)
Treasury shares:
  Purchased                    (23)     (145)     (693)               (861)
  Issued                        25       815                           840


Balance September 26, 1998   6,899    41,933   153,162    (3,827)  198,167






Balance June 26, 1999        6,706    42,730   155,349   (14,749)  190,036
Comprehensive income:
  Net earnings                                   2,875               2,875
  Unrealized net losses
    on investments                                           (28)      (28)
  Translation loss, net                                   (1,949)   (1,949)
Total comprehensive income                                             898
Dividends ($.20 per share)                      (1,339)             (1,339)
Treasury shares:
  Purchased                    (46)     (331)     (828)             (1,205)
  Issued                        37       917                           954


Balance September 25, 1999   6,697    43,316   156,057   (16,726)  189,344













               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 25, 1999 and June 26, 1999; the results of operations and cash flows for the thirteen weeks ended September 25, 1999 and September 26, 1998; and changes in stockholders' equity for the thirteen weeks ended September 25, 1999 and September 26, 1998.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 26, 1999, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     1999     1998

        Interest income                               272      499
        Interest expense and commitment fees         (212)     (77)
        Realized and unrealized exchange losses       (82)     (31)
        Other                                          38      118
                                                       16      509


Approximately 70% of all inventories are valued on the LIFO method. At September 25, 1999 and June 26, 1999, total inventories are $23,508,000 and $23,521,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     1999      1999

        Industrial revenue bond                        900       900
        Revolving credit agreement                   3,000     3,000
                                                     3,900     3,900
        Less current portion                           600       600
                                                     3,300     3,300

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales for the September quarter are approximately the same as the corresponding quarter of a year ago. A 5% decrease in foreign sales is offset by a slight increase in domestic sales. The foreign decrease is mainly a result of the Brazil currency devaluation that took place in January 1999. In addition, the strong pound in the U.K. continues to adversely affect Scotland's business in terms of export pricing and import price competition. Foreign sales were actually up over 10% in local currency. The increase in domestic sales was mostly due to product mix as the industrial manufacturing sector continues to be weak.

Earnings Before Taxes
Pretax earnings are down 25% from the September 1998 quarter. Almost half of this decrease relates to the devaluation mentioned above. The rest is due to international pricing pressures resulting from the strong pound, lower domestic margins as a result of lower production activity and overhead absorption, product mix, and less net interest income.

Income Taxes
The effective income tax rate was 33.4% in the September quarter of 1999 and 32.0% in the prior year. The increase is because the prior period contained the effects of some favorable tax law changes in Brazil.

Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 1999 and September 1999, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets.

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

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $8,000,000 and debt of $9,000,000 at September 25, 1999) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $6,800,000 by $300,000.

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


                       LIQUIDITY AND CAPITAL RESOURCES
                                                          13 Weeks Ended
                                                          9/25/99  9/26/98
   Cash provided by operations                             1,140    7,070
   Cash used in investing activities                      (1,784)  (8,552)
   Cash from (used in) financing activities                  825   (1,800)
   Cash effect of translation rate changes                   (28)      38
      Net increase (decrease) in cash                        153   (3,244)

The drop in net earnings along with an increase in accounts receivable caused cash flow provided by operations to decrease compared to the prior year's quarter. Lower fixed asset additions and less cash available for investment caused the drop in investing activity. Short-term borrowing in Brazil accounts for the change in cash from financing activities.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.9 to 1 as of September 25, 1999 and 5.7 to 1 as of June 26, 1999.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report, as well as the 1999 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, Year 2000 compliance, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: Approximately a third of the Company's sales are derived from foreign operations and approximately a third of the Company's net assets are located outside the United States. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the

Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable. See Management's Discussion (SALES) regarding the recent devaluation of the Brazilian currency.

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


                      PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 15, 1999.
      (c)1. The following directors were elected:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
            A shares voting as separate class:
                 Andrew B. Sides, Jr.        4,598,250  235,932      N/A
            A and B shares voting together:
                 Douglas R. Starrett        19,037,952  295,910      N/A
                 Roger U. Wellington, Jr.   19,033,653  300,209      N/A

         2. The following additional matters, as more fully described in the registrant's Notice and Proxy Statement for said meeting, were voted on:

            Approval of an amendment to the Company's By-laws to specify the the circumstances under which indemnification of directors and officers and certain employees who are trustees and administrators of the Company's employee benefit plans is allowed or required. There were 17,019,084 votes in favor, 141,220 votes against, and 353,169 abstentions.

            Approval of a form of indemnification agreement for directors and officers and certain employees who are trustees and administrators of the Company's employee benefit plans. There were 16,884,227 votes in favor, 296,588 votes against, and 332,658 abstentions. Pursuant to this approval, effective September 15, 1999, the Company entered into indemnification agreements with such persons.

 ITEM 6.  Exhibits and Reports on Form 8-K.

6(a) Exhibit 3. Bylaws as amended 9/15/99 filed herewith electronically.

6(a)(continued) Exhibit 10. Form of indemnification agreement entered into with directors and officers and certain employees who are trustees and administrators of the Company's employee benefit plans filed herewith electronically.




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)




Date   November 8, 1999                S/R.U.WELLINGTON, JR.
                                       R. U. Wellington, Jr. (Treasurer
                                         and Chief Financial Officer)


Date   November 8, 1999                S/S.G.THOMSON
                                    S. G. Thomson (Chief Accounting Officer)