Form 10-Q
period 1999-12-25
STARRETT L S CO
filed 2000-02-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 25, 1999

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


                             YES  X   NO

Common Shares outstanding as of     December 25, 1999    :

     Class A Common Shares      5,158,608

     Class B Common Shares      1,553,374

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 25, 1999 and
                  December 26, 1998 (unaudited)                         3

                  Consolidated Balance Sheets - December 25,
                  1999 (unaudited) and June 26, 1999                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 25, 1999 and December 26, 1998
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                              12/25/99 12/26/98  12/25/99 12/26/98

Net sales                               61,245   60,889   119,657  119,253
Cost of goods sold                     (43,050) (42,194)  (85,317) (83,415)
Selling and general                    (12,627) (12,617)  (24,471) (24,508)
Other income and expense                   (12)     477         4      986

Earnings before income taxes             5,556    6,555     9,873   12,316
Provision for federal, foreign and
      state income taxes                 1,739    2,042     3,181    3,887

Net earnings                             3,817    4,513     6,692    8,429
Basic earnings per share                   .57      .65      1.00     1.22
      Average shares used                6,696    6,884     6,697    6,890
Diluted earnings per share                 .57      .65      1.00     1.22
      Average shares used                6,702    6,888     6,704    6,898
Dividends per share                        .20      .20       .40      .40


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          3,817    4,513     6,692    8,429
   Noncash expenses:
      Depreciation and amortization      2,976    3,012     5,952    5,966
      Deferred taxes                       406     (273)      817      (66)
   Working capital changes:
      Receivables                          249    1,834    (6,256)   3,044
      Inventories                       (1,309)    (970)     (151)      61
      Other assets and liabilities       1,433    2,108     2,563      623
   Prepaid pension cost and other         (835)    (357)   (1,740)  (1,120)

         Net cash from operations        6,737    9,867     7,877   16,937

Cash flows from investing activities:
   Additions to plant and equipment     (2,894)  (4,445)   (6,142)  (9,780)
   Change in short-term investments     (1,072)    (142)      392   (3,359)

         Net cash used in investing     (3,966)  (4,587)   (5,750) (13,139)

Cash flows from financing activities:
   Short-term borrowings, net              366              2,781     (401)
   Long-term debt repayments              (300)    (300)     (300)    (300)
   Common stock issued                     962    1,253     1,916    2,093
   Treasury shares purchased              (694)  (2,156)   (1,899)  (3,017)
   Dividends                            (1,340)  (1,373)   (2,679)  (2,751)

         Net cash used in financing     (1,006)  (2,576)     (181)  (4,376)

Translation rate change effect on cash       5      (52)      (23)     (14)

Net increase (decrease) in cash          1,770    2,652     1,923     (592)
Cash, beginning of period                  424      461       271    3,705
Cash, end of period                      2,194    3,113     2,194    3,113

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Dec. 25     June 26
                                                         1999        1999
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  2,194         271
   Investments                                          16,387      16,933
   Accounts receivable (less allowance for doubtful
         accounts of $2,487,000 and $2,361,000)         41,841      36,004
   Inventories:
      Finished goods                                    32,090      31,964
      Goods in process and finished parts               29,414      31,589
      Raw materials and supplies                        15,415      14,488
                                                        76,919      78,041
   Prepaid expenses and other current assets             3,263       6,173

                  Total current assets                 140,604     137,422

Property, plant and equipment, at cost (less
      accumulated depreciation of $73,761,000
      and $69,685,000)                                  73,435      73,854
Cost in excess of net assets acquired (less
      accumulated amortization of $4,456,000
      and $4,266,000)                                    6,901       7,094
Prepaid pension cost                                    27,967      26,212
Other assets                                             1,181       1,146
                                                       250,088     245,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  6,381       3,600
   Accounts payable and accrued expenses                14,322      13,783
   Accrued salaries and wages                            4,555       6,026
   Taxes payable                                           383         484
   Employee deposits for stock purchase plan               434         429
                  Total current liabilities             26,075      24,322

Deferred income taxes                                   12,942      11,919
Long-term debt                                           3,000       3,300
Accumulated postretirement medical benefit obligation   16,204      16,151
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,158,608 outstanding in Dec.1999, excluding
        1,234,625 in treasury; 5,109,173 outstanding
        in June 1999, excluding 1,243,158 in treasury)   5,159       5,109
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,553,374 outstanding in Dec.1999, excluding
        295,140 in treasury; 1,596,748 outstanding
        in June 1999, excluding 288,642 in treasury)     1,553       1,597
      Additional paid-in capital                        44,028      42,730
      Retained earnings reinvested and employed in
            the business                               158,075     155,349
      Foreign currency translation adjustment          (17,056)    (14,922)
      Other equity adjustments                             108         173
                  Total stockholders' equity           191,867     190,036
                                                       250,088     245,728



               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Twenty-six Weeks Ended December 25, 1999 and December 26, 1998
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings    Income    Total

Balance June 27, 1998       6,897    41,263    151,317    (4,183)  195,294
Comprehensive income:
  Net earnings                                   8,429               8,429
  Unrealized net gains
    on investments                                           139       139
  Translation loss, net                                     (988)     (988)
Total Comprehensive income                                           7,580
Dividends ($.40)                                (2,751)             (2,751)
Treasury shares:
  Purchased                   (88)     (641)    (2,288)             (3,017)
  Issued                       54     1,703                          1,757
Options exercised              14       322                            336

Balance Dec. 26, 1998        6,877    42,647   154,707    (5,032)  199,199






Balance June 26, 1999        6,706    42,730   155,349   (14,749)  190,036
Comprehensive income:
  Net earnings                                   6,692               6,692
  Unrealized net losses
    on investments                                           (65)      (65)
  Translation loss, net                                   (2,134)   (2,134)
Total comprehensive income                                           4,493
Dividends ($.40)                                (2,679)             (2,679)
Treasury shares:
  Purchased                    (75)     (537)   (1,287)             (1,899)
  Issued                        77     1,757                         1,834
Options exercised                4        78                            82

Balance Dec. 25, 1999        6,712    44,028   158,075   (16,948)  191,867













               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 25, 1999 and June 26, 1999; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 25, 1999 and December 26, 1998; and changes in stockholders' equity for the twenty-six weeks ended December 25, 1999 and December 26, 1998.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 26, 1999, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       1999     1998      1999     1998

      Interest income                  276      465       548      964
      Interest expense and com-
        mitment fees                  (209)    (115)     (421)    (192)
      Realized exchange losses         (16)       4       (98)     (27)
      Other                            (63)     123       (25)     241
                                       (12)     477         4      986


Approximately 70% of all inventories are valued on the LIFO method. At December 25, 1999, and June 26, 1999, total inventories are $23,621,000 and $23,521,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December      June
                                                1999        1999

            Industrial revenue bond               600         900
            Revolving credit agreement          3,000       3,000
                                                3,600       3,900
            Less current portion                  600         600
                                                3,000       3,300

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
Sales
Sales for the December quarter and year to date are approximately the same as the corresponding periods of a year ago. A 6% decrease in foreign sales in both the quarter and year to date comparisons is offset by increases in domestic sales. The foreign decreases are primarily a result of the Brazil currency devaluation that took place in January 1999 and the strong pound in the U.K. that continues to adversely affect Scotland's business in terms of export pricing and import price competition. Quarter and year to date foreign sales are actually up in local currency. The increase in domestic sales was mostly due to product mix, although the industrial manufacturing sector appears to have stabilized.

Earnings Before Taxes
Pretax earnings are down 15% in the December quarter and 20% year to date, the improvement in the comparisons coming mostly on the domestic side. The single largest factor causing these decreases is the international pricing pressure resulting from the strong British pound. On the domestic side, margins are being adversely affected by product mix and fringe benefit costs, particularly pension and medical.

Income Taxes
The effective income tax rate is 31% for the quarter and 32% year to date. The rates were approximately the same in the corresponding periods in the prior year. The main cause of the decrease is the favorable tax treatment of dividends paid from Brazil in the second quarter of both years.

Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 1999 and December 1999, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil total approximately $5 million. Inflation in Brazil has decreased to approximately 20% today from over 2000% in 1994 when their current economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $11,000,000 and debt of $9,000,000 at December 25, 1999) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $6,800,000 by $300,000.

Year 2000
The Company has not experienced any material disruption of its operations as a result of any failure by the Company, its customers, or its suppliers to be year 2000 compliant. The potential still exists, however, for the Company's business and results of operations to be adversely affected if its customers or suppliers are unable to achieve year 2000 compliance, although no such problems are known to exist at this time. Most foreseeable problems can be overcome by reverting to phone, fax, mail and other manual procedures. It should be noted that the Company outsources very little other than raw steel and is not dependent on single source suppliers. The Company has not incurred significant separately identifiable costs related to year 2000 compliance.


                        LIQUIDITY AND CAPITAL RESOURCES
                                           13 Weeks Ended     26 Weeks Ended
                                          12/25/99 12/26/98  12/25/99 12/26/98
   Cash provided by operations              6,737    9,867     7,877   16,937
   Cash used in investing activities       (3,966)  (4,587)   (5,750) (13,139)
   Cash used in financing activities       (1,006)  (2,576)     (181)  (4,376)
   Cash effect of translation rate changes      5      (52)      (23)     (14)
      Net increase (decrease) in cash       1,770    2,652     1,923     (592)

The drop in net earnings along with changes in working capital components (particularly accounts receivable increases in the first quarter of 1999) caused cash flow provided by operations to decrease compared to the prior year's quarter and year to date. Lower fixed asset additions and less cash available for investment caused the drop in investing activity. Short-term borrowing in Brazil and less treasury share purchases are the major reasons for the changes in cash from financing activities.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.4 to 1 as of December 25, 1999 and 5.7 to 1 as of June 26, 1999.

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


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   February 7, 1999                 S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)

Date   February 7, 1999                     S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)