Form 10-Q
period 2000-03-25
STARRETT L S CO
filed 2000-05-08
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 25, 2000

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


                             YES  X  NO

Common Shares outstanding as of      March 25, 2000    :

     Class A Common Shares      5,071,221

     Class B Common Shares      1,523,856

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended  March 25, 2000 and
                  March 27, 1999 (unaudited)                            3

                  Consolidated Balance Sheets - March 25,
                  2000 (unaudited) and June 26, 1999                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 25, 2000 and  March 27, 1999
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9

                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/25/00  3/27/99   3/25/00  3/27/99

Net sales                               58,860   57,074   178,517  176,327
Cost of goods sold                     (43,107) (40,369) (128,424)(123,784)
Selling and general                    (12,402) (11,882)  (36,873) (36,390)
Other income and expense                   168      403       172    1,389

Earnings before income taxes             3,519    5,226    13,392   17,542
Provision for federal, foreign and
      state income taxes                 1,068    1,640     4,249    5,527

Net earnings                             2,451    3,586     9,143   12,015
Basic earnings per share                   .37      .53      1.37     1.75
      Average shares used                6,658    6,833     6,684    6,871
Diluted earnings per share                 .37      .53      1.37     1.75
      Average shares used                6,667    6,838     6,692    6,878
Dividends per share                        .20      .20       .60      .60

CASH FLOWS

Cash flows from operating activities:
   Net earnings                          2,451    3,586     9,143   12,015
   Noncash expenses:
      Depreciation and amortization      2,863    2,814     8,815    8,780
      Deferred taxes                       (30)     163       787       97
   Working capital changes:
      Receivables                        3,291   (3,359)   (2,965)    (315)
      Inventories                        1,521     (540)    1,370     (479)
      Other assets and liabilities      (1,220)    (147)    1,343      476
   Prepaid pension cost and other         (139)  (1,197)   (1,879)  (2,317)

         Net cash from operations        8,737    1,320    16,614   18,257

Cash flows from investing activities:
   Additions to plant and equipment     (3,406)  (4,050)   (9,548) (13,830)
   Change in short-term investments     (2,690)   3,987    (2,298)     628

         Net cash used in investing     (6,096)     (63)  (11,846) (13,202)

Cash flows from financing activities:
   Short-term borrowings, net              894              3,675     (401)
   Long-term debt repayments            (1,000)            (1,300)    (300)
   Common stock issued                     923      831     2,839    2,924
   Treasury shares purchased            (3,618)  (2,895)   (5,517)  (5,912)
   Dividends                            (1,325)  (1,366)   (4,004)  (4,117)

         Net cash used in financing     (4,126)  (3,430)   (4,307)  (7,806)

Effect of translation rate changes
      on cash                               68     (165)       45     (179)

Net increase (decrease) in cash         (1,417)  (2,338)      506   (2,930)
Cash, beginning of period                2,194    3,113       271    3,705
Cash, end of period                        777      775       777      775

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                      March 25     June 26
                                                         2000        1999
ASSETS                                               (unaudited)   _______
Current assets:
   Cash                                                    777         271
   Investments                                          19,125      16,933
   Accounts receivable (less allowance for doubtful
         accounts of $2,395,000 and $2,361,000)         38,852      36,004
   Inventories:
      Finished goods                                    32,339      31,964
      Goods in process and finished parts               27,460      31,589
      Raw materials and supplies                        16,398      14,488
                                                        76,197      78,041
   Prepaid expenses and other current assets             4,264       6,173
                  Total current assets                 139,215     137,422

Property, plant and equipment, at cost (less
      accumulated depreciation of $76,943,000
      and $69,685,000)                                  74,522      73,854
Cost in excess of net assets acquired (less
      accumulated amortization of $4,541,000
      and $4,266,000)                                    6,804       7,094
Prepaid pension cost                                    28,212      26,212
Other assets                                             1,158       1,146
                                                       249,911     245,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  7,275       3,600
   Accounts payable and accrued expenses                15,031      13,783
   Accrued salaries and wages                            4,529       6,026
   Taxes payable                                          (749)        484
   Employee deposits for stock purchase plan               525         429
                  Total current liabilities             26,611      24,322

Deferred income taxes                                   13,448      11,919
Long-term debt                                           2,000       3,300
Accumulated postretirement medical benefit obligation   16,253      16,151

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,071,221 outstanding 3/00, excluding
        1,345,390 held in treasury; 5,109,173 outstanding
        6/99, excluding 1,243,158 held in treasury)      5,071       5,109
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,523,856 outstanding 3/00, excluding
        301,280 held in treasury; 1,596,748 outstanding
        6/99, excluding 288,642 held in treasury)        1,524       1,597
      Additional paid-in capital                        43,733      42,730
      Retained earnings reinvested and employed in
            the business                               156,918     155,349
      Accumulated other comprehensive income           (15,647)    (14,749)
                  Total stockholders' equity           191,599     190,036
                                                       249,911     245,728

                See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
      For the Thirty-nine Weeks Ended March 25, 2000 and March 27, 1999
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings   Income     Total

Balance June 27, 1998        6,897    41,263   151,317    (4,183)  195,294
Comprehensive income:
  Net earnings                                  12,015              12,015
  Unrealized net gains
    on investments                                            94        94
  Translation loss, net                                  (12,936)  (12,936)
Total comprehensive income                                            (827)
Dividends ($.60)                                (4,117)             (4,117)
Treasury shares:
  Purchased                   (184)   (1,320)   (4,408)             (5,912)
  Issued                        84     2,504                         2,588
Options exercised               14       322                           336

Balance March 27, 1999       6,811    42,769   154,807   (17,025)  187,362




Balance June 26, 1999        6,706    42,730   155,349   (14,749)  190,036
Comprehensive income:
  Net earnings                                   9,143               9,143
  Unrealized net losses
    on investments                                          (104)     (104)
  Translation loss, net                                     (794)     (794)
Total comprehensive income                                           8,245
Dividends ($.60)                                (4,004)             (4,004)
Treasury shares:
  Purchased                   (233)   (1,714)   (3,570)             (5,517)
  Issued                       118     2,639                         2,757
Options exercised                4        78                            82

Balance March 25, 2000       6,595    43,733   156,918   (15,647)  191,599









               See Notes to Consolidated Financial Statements

                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 25, 2000 and June 26, 1999; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 25, 2000 and March 27, 1999; and changes in stockholders' equity for the thirty-nine weeks ended March 25, 2000 and March 27, 1999.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 26, 1999, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                          Thirteen Weeks    Thirty-nine Weeks
                                            Ended March        Ended March
                                            2000     1999      2000     1999

  Interest income                           378      393       926    1,357
  Interest expense and commitment fees     (218)    (115)     (639)    (307)
  Realized exchange gains and losses         77       57       (21)      30
  Other                                     (69)      68       (94)     309
                                            168      403       172    1,389

Approximately 70% of all inventories are valued on the LIFO method. At March 25, 2000, and June 26, 1999, total inventories are $24,021,000 and $23,521,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):
                                                March       June
                                                2000        1999

            Industrial revenue bond               600         900
            Revolving credit agreement          2,000       3,000
                                                2,600       3,900
            Less current portion                  600         600
                                                2,000       3,300

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
Sales
Sales for the March quarter are up 3% and for the nine month comparison are up 1%. The increase in the quarter all comes from foreign operations, particularly Brazil. The year to date increase is all domestic because foreign sales were down in the first two quarters. Foreign sales decreases in the first two quarters of the year, which were the result of the Brazil currency devaluation that took place in January 1999, have been overcome by increased unit volume, but the strong pound in the U.K. continues to adversely affect Scotland's overall business because of export and import price competition. The year to date increase in domestic sales referred to above is mostly due to product mix. The industrial manufacturing sector where we do most of our business continues flat.

Earnings Before Taxes
Pretax earnings are down 33% in the March quarter and 24% year to date. The negative comparison in the quarter comes from the domestic side where margins are being adversely affected by product mix, lower factory overhead absorption, increased fringe benefit costs, particularly pension and medical, and our data processing conversion. In addition, advertising costs are up and net interest income is down. The international pricing pressures referred to above resulting from the strong British pound are also contributing to the negative comparisons.

Income Taxes
The effective income tax rate is 30% for the quarter and 32% year to date. The rates were 31% and 32% in corresponding prior periods. The main reason for the quarter versus year to date decrease is the favorable tax treatment of dividends paid from Brazil in both years. The current year effect is a little more significant because Brazil is contributing more of the overall pretax earnings and carries a lower effective tax rate than the rest of the company.

Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 1999 and March 2000, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil total approximately $8 million. Inflation in Brazil has decreased to under 20% today from over 2000% in 1994 when their current economic plan was initiated. Brazil's economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's variable rate financial instruments (primarily short term money market investments of $13,000,000 and debt of $9,000,000 at March 25, 2000) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $6,800,000 by $300,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                                           13 Weeks Ended     39 Weeks Ended
                                           3/25/00  3/27/99   3/25/00  3/27/99
   Cash provided by operations              8,737    1,320    16,614   18,257
   Cash used in investing activities       (6,096)     (63)  (11,846) (13,202)
   Cash used in financing activities       (4,126)  (3,430)   (4,307)  (7,806)
   Cash effect of translation rate changes     68     (165)       45     (179)
      Net increase (decrease) in cash      (1,417)  (2,338)      506   (2,930)

The drop in net earnings is the primary cause of the reduction in year to date cash flow. The increase in the quarter comparison is due to the fact that working capital (primarily accounts receivable) was increasing in the prior period and decreasing in the current period. Cash used in investing is down year to date due to lower fixed asset additions. The increase in the current quarter comes from increased cash investments as a result of the decreasing working capital mentioned above. Short-term borrowing in Brazil in the second quarter is the major reason for the year to date decrease in cash used in financing activities.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.2 to 1 as of March 25, 2000 and 5.7 to 1 as of June 26, 1999.

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   May 8, 2000                         S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)

Date   May 8, 2000                            S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)