Form 10-K
period 2000-06-24
STARRETT L S CO
filed 2000-09-13
CIK 93676

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 24, 2000          Commission File No.  1-367

                         THE L.S. STARRETT COMPANY
           (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        978-249-3551

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

The Registrant had 4,999,993 and 1,483,837 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 28, 2000. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $117,000,000.

The exhibit index is located on page 23.

Documents incorporated by reference

Proxy Statement dated August 11, 2000 - Part III

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

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily through distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-your-selfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounted for approximately 13% of the Company's sales in fiscal 2000.

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

At June 24, 2000, the Company had 2,776 employees, approximately 70% of whom were domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 24, 2000, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. A subsidiary in Australia and a subsidiary in Germany are engaged in distribution of the Company's products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's fiscal 2000 financial statements under the caption "OPERATING DATA" found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $79,890,000 at June 24, 2000, and $78,041,000 at June 26, 1999. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are $22,683,000 and $23,521,000 lower, respectively, than if determined on a first-in, first-out (FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 2000, 1999 and 1998 were approximately $3,111,000, $2,860,000 and $3,406,000, respectively, all of which was expensed in the Company's financial statements.

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

The Company's business is to a small extent seasonal, with sales and earnings generally at the lowest level during the first and third quarters of the fiscal year.

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

The Company-owned facility in Mt. Airy, North Carolina has approximately 320,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine and Optical Comparator Division, and Ground Flat Stock Division. This plant is subject to a mortgage collateralizing an Industrial Revenue Bond with a remaining balance of $300,000 due to be paid off in September 2000.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 173,000 square foot building. In addition, this division leases 45,000 square feet of manufacturing space in Mayaguez, Puerto Rico.

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

In addition, the Company operates warehouses/sales-support offices in Glendale, Arizona; Elmhurst, Illinois; Atlanta, Georgia; Mississauga, Canada; Sydney, Australia; and Schmitten, Germany.

In the Company's opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 24, 2000.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.


PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 28 2000, there were 2,160 registered holders of Class A common stock and 1,712 registered holders of Class B common stock.


     Quarter ended                    Dividends            High       Low
	September 1998                   $ 0.20            $ 39.06    $ 34.25
	December 1998                      0.20             37.75      29.81
	March 1999                         0.20             34.25      25.75
	June 1999                          0.20             30.69      25.13

	September 1999                     0.20             29.44      24.25
	December 1999                      0.20             27.88      21.25
	March 2000                         0.20             24.75      20.50
	June 2000                          0.20             24.25      18.50

Item 6 - Selected Financial Data

                             Years ended in June ($000 except per share data)
                               2000      1999      1998      1997      1996
Net sales                   $235,169  $232,385  $262,340  $250,503  $235,467
Net earnings                  11,489    16,696    23,009    19,859    17,331
Basic earnings per share        1.73      2.44      3.34      2.84      2.45
Diluted earnings per share      1.73      2.44      3.33      2.84      2.45
Long-term debt                 3,000     3,300     3,900     6,500     7,100
Total assets                 250,418   245,728   250,263   238,746   227,312
Dividends per share             0.80      0.80      0.77      0.72      0.72



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SALES
Sales increased 1% in fiscal 2000 following an 11% decrease in fiscal 1999. The current year increase is all domestic. Foreign sales were about even with last year as decreases in the first half of the year, which were the result of the Brazil currency devaluation that took place in January 1999, were overcome by increased unit volume. For the past two years, the strong British pound has been adversely affecting our Scottish subsidiary's business both in terms of export pricing and domestic import competition. The current year increase in domestic sales is substantially due to product mix. The industrial manufacturing sector where we do most of our business continues flat. In fiscal 1999, domestic sales were down 9%, reflecting a downturn in the industrial manufacturing sector, and foreign sales were down 15%. The foreign decrease was due mostly to the 40% devaluation of Brazil's currency in January 1999. In terms of local currency, foreign sales were down only 3%.

EARNINGS BEFORE TAXES
Pretax earnings are down 27% for the current year and were down 31% in fiscal 1999. Cost of sales was 71.7% in 2000, 69.3% in 1999, and 67.3% in 1998.
Generally, changes in these rates are impacted by the manufacturing efficiencies that are gained or lost as a result of increased or decreased production levels. During 2000, domestic margins were adversely affected by product mix, lower factory overhead absorption, increased fringe benefit costs, particularly pension, and our data processing conversion. The strong pound mentioned above has had a significant negative effect on Scotland's margins for the past two years. In Brazil, the currency devaluation reduced the absolute amount of pretax profits last year, but its effect on importers with whom we compete has allowed our operation to improve margins in both years.

INCOME TAXES
The effective tax rate is 33% in 2000 compared to 29% in 1999 and 33% in 1998. Tax-exempt interest on short-term investments in municipal bonds, Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is slightly lower than the combined U.S. state and federal statutory rate. Nonrecurring permanent differences between book and taxable income for dividends paid from Brazil to the U.S. in all years, but particularly in 1999, have reduced their effective tax rate substantially when reported in U.S. dollars.

NET EARNINGS
As a result of the above, net earnings were down 31% in fiscal 2000 when compared to 1999 and 1999 net earnings were down 27% when compared to 1998.

MARKET RISK
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2000 and 1999, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil total approximately $3 million. Inflation in Brazil has decreased to about 10% today from over 2000% in 1994 when their current economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $7,000,000 and debt of $9,700,000 at June 24, 2000) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $6,600,000 by $300,000.

LIQUIDITY AND CAPITAL RESOURCES
                                                Years ended In June ($000)
                                             2000         1999          1998
Cash provided by operations                $18,822      $16,309       $28,713
Cash used in investing activities           (9,267)     (10,278)      (15,838)
Cash used in financing activities           (7,892)      (9,389)      (12,203)
Effect of translation rate
   changes on cash                              74          (76)          (20)
Increase (decrease) in cash                $ 1,737      $(3,434)      $   652

Cash flows from operating activities increased $3 million from 1999, and in 1999 decreased $12 million from 1998. Increasing inventories caused the reduced cash flow from operations in 1999.

The Company's investing activities consist mainly of expenditures for property, plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $14 million in 2000 are less than the $20 million experienced in 1999 and the $16 million experienced in 1998, but are more normal than those years, especially 1999, which contained a major building expansion.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares. Treasury share purchases were $9.0 million in 2000 compared to $9.9 million in 1999 and $5.3 million in 1998.

The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. The Company maintains a line of credit as discussed in the notes to the financial statements. The Company has not made significant borrowings under this line during the past three years. The Company continues to maintain a strong financial position with a working capital ratio of 4.7 to 1 as of June 24, 2000 and 5.7 to 1 as of June 26, 1999. Cash not immediately required for working capital is invested in high grade money market instruments with maturities generally less than one year (however, see the notes to the financial statements regarding investments in Puerto Rico). Certain cash and investment balances of foreign subsidiaries may not be repatriated without adverse tax consequences and in certain cases may be subject to regulatory restriction.


SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document and the 2000 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Technology: Although the Company's strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

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

Risks Related to Foreign Operations: For the period ended June 24, 2000, approximately a third of the Company's sales and net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable. See Management's Discussion (SALES) regarding the recent devaluation of the Brazilian currency.

Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies. Accordingly, economic weakness in the industrial manufacturing sector will result in decreased demand for the Company's products and will adversely affect performance.

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






Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                         9

   Consolidated Statements of Earnings and Cash Flows                    10

   Consolidated Balance Sheets                                           11

   Consolidated Statements of Stockholders' Equity                       12

   Notes to Consolidated Financial Statements                          13-19











INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 24, 2000 and June 26, 1999, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 24, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 24, 2000 and June 26, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 2000, in conformity with accounting principles generally accepted in the United States of America.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 28, 2000






















                         THE L.S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
  For the years ended in June (in thousands of dollars except per share data)

                                                2000       1999        1998
EARNINGS
Net sales                                     $235,169   $232,385   $262,340
Cost of goods sold                            (168,648)  (160,984)  (176,591)
Selling, general and administrative expense    (49,788)   (49,393)   (53,433)
Other income and expense                           496      1,618      1,806

Earnings before income taxes                    17,229     23,626     34,122
Income taxes                                     5,740      6,930     11,113

Net earnings                                  $ 11,489   $ 16,696   $ 23,009
Basic earnings per share, based on
   average outstanding shares of
   6,645,019, 6,840,283 and 6,888,854         $   1.73   $   2.44   $   3.34
Diluted earnings per share, based on
   average outstanding shares of
   6,652,796, 6,846,406 and 6,902,950         $   1.73   $   2.44   $   3.33


CASH FLOWS
Cash flows from operating activities:
   Net earnings                               $ 11,489   $ 16,696   $ 23,009
   Noncash expenses:
     Depreciation and amortization              11,380     11,207     10,727
     Deferred taxes                              2,108      2,058      1,945
     Unrealized translation losses                                       154
   Working capital changes:
     Receivables                                (1,189)     2,809     (4,506)
     Inventories                                (3,357)    (9,110)     1,518
     Other current assets and liabilities        1,293     (2,824)    (1,016)
   Prepaid pension and other                    (2,902)    (4,527)    (3,118)
     Net cash from operating activities         18,822     16,309     28,713
Cash flows from investing activities:
   Additions to plant and equipment            (13,974)   (20,319)   (16,148)
   Decrease in investments                       4,707     10,041        310
     Net cash used in investing activities      (9,267)   (10,278)   (15,838)
Cash flows from financing activities:
   Short-term borrowing, net                     3,090      2,599     (2,609)
   Debt repayments, net                           (300)      (600)    (2,600)
   Common stock issued                           3,665      3,968      3,590
   Treasury shares purchased                    (9,045)    (9,894)    (5,286)
   Dividends                                    (5,302)    (5,462)    (5,298)
     Net cash used in financing activities      (7,892)    (9,389)   (12,203)
Effect of translation rate changes on cash          74        (76)       (20)
Net increase (decrease) in cash                  1,737     (3,434)       652
Cash beginning of year                             271      3,705      3,053
Cash end of year                              $  2,008   $    271   $  3,705

Supplemental cash flow information:
   Interest paid                              $    844   $    577   $    684
   Taxes paid                                 $  4,190   $  5,822   $ 12,519

                See Notes to Consolidated Financial Statements
                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                         June 24     June 26
ASSETS	                                                    2000        1999
Current assets:
   Cash                                                 $  2,008    $    271
   Investments                                            12,043      16,933
   Accounts receivable (less allowance for doubtful
     accounts of $1,790,000 and $2,361,000)               36,509      36,004
   Inventories                                            79,890      78,041
   Prepaid expenses and other current assets               7,269       6,173
     Total current assets                                137,719     137,422

Property, plant and equipment, at cost:
   Land                                                    1,764       1,775
   Buildings (less accumulated depreciation of
     $15,855,000 and $16,496,000)                         25,301      25,131
   Machinery and equipment (less accumulated
     depreciation of $54,613,000 and $53,148,000)         48,618      46,948
     Total property, plant and equipment                  75,683      73,854

Cost in excess of net assets acquired (less accumu-
   lated amortization of $4,534,000 and $4,266,000)        6,667       7,094
Prepaid pension cost                                      29,238      26,212
Other assets                                               1,111       1,146
                                                        $250,418    $245,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  6,690    $  3,600
   Accounts payable and accrued expenses                  16,315      13,783
   Accrued salaries and wages                              5,590       6,026
   Taxes payable                                             285         484
   Employee deposits for stock purchase plan                 518         429
     Total current liabilities                            29,398      24,322

Deferred income taxes                                     13,969      11,919
Long-term debt                                             3,000       3,300
Accumulated postretirement benefit obligation             16,029      16,151
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     4,978,276 outstanding in 2000, excluding
     1,461,002 held in treasury; 5,109,173 outstanding
     in 1999, excluding 1,243,158 held in treasury)        4,978       5,109
   Class B Common Stock $1 par (10,000,000 shrs. auth.;
     1,495,474 outstanding in 2000, excluding
     308,284 held in treasury; 1,596,748 outstanding
     in 1999, excluding 288,642 held in treasury)          1,495       1,597
   Additional paid-in capital                             43,273      42,730
   Retained earnings reinvested and employed in
     the business                                        155,846     155,349
   Accumulated other comprehensive income                (17,570)    (14,749)
     Total stockholders' equity                          188,022     190,036
                                                        $250,418    $245,728

                See Notes to Consolidated Financial Statements
                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 1998 through 2000
                               (in thousands)

                         Common       Addi-            Accumulated
                       Stock Out-    tional             Other Com-
                        standing    Paid-in   Retained  prehensive
                        ($1 Par)    Capital   Earnings    Income      Total

Balance, June 28, 1997  $  6,944   $ 38,730   $137,788   $ (2,997)  $180,465
Comprehensive income:
   Net earnings                                 23,009                23,009
   Unrealized net gain
      on investments                                          138        138
   Translation loss, net                                   (1,324)    (1,324)
Total comprehensive income                                            21,823
Dividends ($0.77)                               (5,298)               (5,298)
Treasury shares:
   Purchased                (152)      (952)    (4,182)               (5,286)
   Issued                     88      3,144                            3,232
Options exercised             17        341                              358

Balance, June 27, 1998     6,897     41,263    151,317     (4,183)   195,294
Comprehensive income:
   Net earnings                                 16,696                16,696
   Unrealized net loss
      on investments                                         (123)      (123)
   Translation loss, net                                  (10,443)   (10,443)
Total comprehensive income                                             6,130
Dividends ($0.80)                               (5,298)               (5,462)
Treasury shares:
   Purchased                (329)    (2,363)    (7,202)               (9,894)
   Issued                    118      3,368                            3,486
Options exercised             20        462                              482

Balance, June 26, 1999     6,706     42,730    155,349    (14,749)   190,036
Comprehensive income:
   Net earnings                                 11,489                11,489
   Unrealized net loss
      on investments                                         (113)      (113)
   Translation loss, net                                   (2,708)    (2,708)
Total comprehensive income                                             8,668
Dividends ($0.80)                               (5,302)               (5,302)
Treasury shares:
   Purchased                (399)    (2,956)    (5,690)               (9,045)
   Issued                    161      3,400                            3,561
Options exercised              5         99                              104

Balance, June 24, 2000  $  6,473   $ 43,273   $155,846   $(17,570)  $188,022






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


Financial instruments and derivatives: The Company's financial instruments consist primarily of current assets, except inventory, current liabilities, and long-term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance for accounting for all derivative instruments, as defined. This standard requires all derivatives and any hedging assets or liabilities to be accounted for at fair value and will be effective June 25, 2000. The effect of adopting SFAS No. 133 will not be significant.

Investments: Investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The
Company considers all its investments "available for sale." As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 24, 2000 is $6.6 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to ten years. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings
15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years, computer hardware and
software 3 to 7 years. 	Costs in excess of net assets acquired are being
amortized on a straight-line basis over 5 to 40 years.

Inventories: Inventories are stated at the lower of cost or market. For approximately 70% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $46,584,000 and $47,858,000 at the end of 2000 and 1999, respectively, such amounts being $22,683,000 and $23,521,000 less than if determined on a FIFO basis. Total inventories at year end are as follows (in thousands):





                              Goods in Pro-
                                cess and       Raw Materials
            Finished Goods   Finished Parts    and Supplies         Total
     2000       $36,121          $26,752          $17,017          $79,890
     1999        31,964           31,589           14,488           78,041

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $40,000,000 at June 2000) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Research and development: Research and development costs were expensed as follows: $3,111,000 in 2000, $2,860,000 in 1999 and $3,406,000 in 1998.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 7,777, 6,123 and 14,096 of additional potential common shares in 2000, 1999 and 1998 resulting from shares issuable under its stock option plan.

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

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Amounts ultimately realized could differ from those estimates.

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                     2000     1999     1998

   Interest income, net                            $   660  $ 1,366  $ 1,927
   Realized and unrealized translation gains
     and (losses)                                     (101)     112     (339)
   Other                                               (63)     140      218
                                                   $   496  $ 1,618  $ 1,806


INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     2000     1999     1998
   Current:
     Federal                                       $ 1,581  $ 2,851  $ 5,780
     Foreign                                         1,582    1,337    2,454
     State                                             469      684      934
   Deferred                                          2,108    2,058    1,945
                                                   $ 5,740  $ 6,930  $11,113

Pretax domestic income as reportable to the IRS was $10,126,000, $22,840,000 and $26,289,000 in 2000, 1999 and 1998, respectively.


A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                     2000     1999     1998
   Expected tax expense                            $ 6,030  $ 8,269  $11,943
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                             (210)     (32)     108
     Foreign taxes, net of federal credits            (247)  (1,161)    (604)
     Nontaxable investment income                      (43)    (111)    (120)
     Other                                             210      (35)    (214)
   Actual tax expense                              $ 5,740  $ 6,930  $11,113


Deferred income taxes at year end are attributable to the following (in thousands):
                                                              2000     1999
   Deferred assets:
     Retiree medical benefits                               $(6,587) $(6,595)
     Inventories                                             (1,286)  (1,242)
     Other                                                   (1,351)  (1,247)
                                                             (9,224)  (9,084)
   Deferred liabilities:
     Prepaid pension                                         11,953   10,778
     Other employee benefits                                    547      251
     Depreciation                                             7,614    6,846
     Other                                                      990      892
                                                             21,104   18,767
   Current portion                                            2,089    2,236
   Long-term portion                                        $13,969  $11,919


EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and approximately half of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan. The total cost (benefit) of all such plans for 2000, 1999 and 1998, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(1,608,000), $(2,567,000) and $(1,588,000), respectively.

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






                                                 2000       1999       1998
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 88,088   $ 87,242   $ 80,929
  Service cost                                    3,263      2,672      2,389
  Interest cost                                   6,172      6,185      5,771
  Participant contributions                         247        286        239
  Plan amendments                                              481
  Exchange rate changes                          (1,016)      (826)       (91)
  Benefits paid                                  (3,315)    (3,048)    (2,901)
  Actuarial (gain) or loss                       (5,546)    (4,904)       906
  Benefit obligation at end of year            $ 87,893   $ 88,088   $ 87,242

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                   $137,578   $148,861   $129,292
   Actual return on plan assets                 (12,557)    (7,549)    22,364
   Participant contributions                        247        286        239
   Benefits paid                                 (3,315)    (3,048)    (2,901)
   Exchange rate changes                         (1,092)      (972)      (133)
   Fair value of plan assets at end of year    $120,861   $137,578   $148,861

Reconciliation of funded status:
   Funded status                               $ 32,968   $ 49,490   $ 61,619
   Unrecognized actuarial gain                   (3,858)   (22,861)   (38,143)
   Unrecognized transition asset                 (4,818)    (5,774)    (6,737)
   Unrecognized prior service cost                4,946      5,357      5,296
   Prepaid benefit                             $ 29,238   $ 26,212   $ 22,035

Components of net periodic benefit cost:
   Service cost                                $  3,263   $  2,672   $  2,389
   Interest cost                                  6,172      6,185      5,771
   Expected return on plan assets               (11,432)   (11,241)    (9,694)
   Amortization of prior service cost               409        414        376
   Amortization of transition asset                (956)      (963)      (964)
   Recognized actuarial gain                       (352)    (1,250)      (977)
   Net periodic benefit cost                   $ (2,896)  $ (4,183)  $ (3,099)

Weighted average assumptions:
   Discount rate                                  7.75%       7.0%       7.0%
   Expected long-term rate of return              8.50%       8.5%       7.5%
   Rate of compensation increase                  4.50%       5.0%       5.0%



The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):
                                                 2000       1999       1998
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 13,668   $ 17,707   $ 16,269
  Service cost                                      457        427        498
  Interest cost                                     914        911      1,170
  Plan amendments                                           (4,732)
  Benefits paid                                  (1,170)    (1,135)    (1,129)
  Actuarial (gain) or loss                        1,232        490        899
  Benefit obligation at end of year            $ 15,101   $ 13,668   $ 17,707




Reconciliation of funded status:
   Funded status                               $ 15,101   $ 13,668   $ 17,707
   Unrecognized actuarial loss                   (3,098)    (1,896)    (1,439)
   Unrecognized prior service cost                4,026      4,379
   Accrued benefit                             $ 16,029   $ 16,151   $ 16,268

Components of net periodic benefit cost:
   Service cost                                $    457   $    427   $    498
   Interest cost                                    914        911      1,170
   Amortization of prior service cost              (353)      (353)
   Recognized actuarial gain                         30         32
   Net periodic benefit cost                   $  1,048   $  1,017   $  1,668

Weighted average assumptions:
   Discount rate                                  7.75%       7.0%       7.0%
   Rate of compensation increase                  4.50%       5.0%       5.0%

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% for 2005 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:
                                                          1%            1%
                                                       Increase      Decrease

Effect on total of service and interest cost           $    109      $    (92)
Effect on postretirement benefit obligation                 785          (673)

DEBT
At year end, long-term debt consists of the following (in thousands):

                                                              2000     1999
   Industrial revenue bond                                  $   300  $   900
   Revolving credit agreement                                 3,000    3,000
                                                              3,300    3,900
   Less current maturities                                      300      600
                                                            $ 3,000  $ 3,300

The industrial revenue bond is collateralized by the Company's plant in Mt. Airy, North Carolina. Principal is payable in semiannual installments of $300,000. Interest is at 92% of the 90 day CD rate (6.1% at June 24, 2000). The revolving credit agreement is for $25,000,000 and expires June 13, 2004. The credit agreement requires commitment fees of .25%. Interest rates vary, but approximate LIBOR plus .50% (7.3% as of June 24, 2000). All debt agreements contain financial covenants, the most restrictive of which is that at June 24, 2000 the Company must have tangible net worth of $161,000,000. Annual principal payments on debt are required as follows: 2001, $300,000; 2004, $3,000,000. Current notes payable carry interest at a rate of LIBOR plus 1 - 4%. Interest expense, prior to capitalization of interest on self-constructed assets was $877,000, $465,000 and $820,000 in 2000, 1999 and
1998.

COMMON STOCK
Class B Common Stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A Common Stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan, amended and restated in 2000, to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company's outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in the year 2000.
The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25. Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 2000, 1999, or 1998. A summary of option activity is as follows:

                                                       Weighted
                                                        Average
                                                       Exercise     Shares
                                            Shares       Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 28, 1997                   53,334      $22.92      675,518
     Options authorized                                             800,000
     Options granted                        26,457       32.14      (26,457)
     Options exercised ($19.45 and $21.89) (17,507)      20.49
     Options canceled                      (16,484)                (670,715)
   Balance, June 27, 1998                   45,800       27.96      778,346
     Options granted                        55,474       24.97      (55,474)
     Options exercised ($23.17 and ($25.03)(20,369)      23.70
     Options canceled                      (29,102)                  25,325
   Balance, June 26, 1999                   51,803       24.63      748,197
     Options granted                        69,122       19.56      (69,122)
     Options exercised ($20.30 and $17.00)  (5,315)      19.50
     Options canceled                      (43,632)                  43,632
   Balance, June 24, 2000                   71,978      $20.26      722,707

At June 24, 2000, a total of 794,685 shares of common stock are reserved for issuance under the plans. The following information relates to outstanding options as of June 24, 2000:

Weighted Average Remaining Life                         1.5 years
Weighted Average fair value on grant date
of options granted in:
            1998                                           $9.50
            1999                                            7.50
            2000                                            6.00

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 16% to 25%, interest - 4.3% to 6.5%, and expected lives - 2 years. The pro forma, after tax effect of any compensation costs related to use of SFAS No. 123, "Accounting for Stock Based Compensation," is as follows: 2000 $200,000, 1999 $150,000 and 1998 $150,000, or approximately $.03, $.02, and $.02 per share.

In addition 371,345 shares of common stock are reserved for the Company's 401(k) plan at June 24, 2000. Since inception in 1986, 1,126,964 Class A and 44,155 Class B shares have been issued under this plan.

OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 24, 2000. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 13% of sales in 2000 and 11% in 1999.

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

The Company's operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company's sales and long-lived assets are as follows:

                                              2000        1999        1998
Sales:
   North America                           $ 172,542   $ 171,176   $ 187,925
   United Kingdom                             33,064      33,249      35,642
   Brazil                                     41,926      40,104      50,923
   Eliminations and other                    (12,363)    (12,144)    (12,150)
      Total                                $ 235,169   $ 232,385   $ 262,340

Long-lived assets:
   North America                           $  95,343   $  90,379
   United Kingdom                              8,054       8,433
   Brazil                                      7,028       7,661
   Other                                       2,274       1,833
      Total                                $ 112,699   $ 108,306

 QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)
                                               Earnings              Basic
                                                Before              Earnings
                           Net       Gross      Income      Net        Per
  Quarter Ended           Sales      Profit     Taxes     Earnings    Share
   September 1998        $58,364    $17,143    $ 5,761    $ 3,916    $ 0.57
   December 1998          60,890     18,695      6,556      4,513      0.65
   March 1999             57,073     16,705      5,226      3,586      0.53
   June 1999              56,058     18,858      6,083      4,681      0.69
                        $232,385    $71,401    $23,626    $16,696    $ 2.44

   September 1999        $58,412    $16,145    $ 4,317    $ 2,875    $ 0.43
   December 1999          61,245     18,195      5,556      3,817      0.57
   March 2000             58,860     15,753      3,519      2,451      0.37
   June 2000              56,652     16,428      3,837      2,346      0.36
                        $235,169    $66,521    $17,229    $11,489    $ 1.73

The Company's Class A Common Stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.


PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 5 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 2000, and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            80      1995       Chairman and CEO and
                                                       Director

  Douglas A. Starrett            48      1995       President and Director

  George B. Webber               79      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  Anthony M. Aspin               47      2000       Vice President Sales

  Roger U. Wellington, Jr.       59      1984       Treasurer and Chief
                                                       Financial Officer and
                                                       Director

  Steven A. Wilcox               45      1997       Clerk

Douglas R. Starrett, Douglas A. Starrett (son of Douglas R. Starrett), George
B. Webber and Roger U. Wellington, Jr. have served in the same capacities as listed above for at least the past five years. Anthony M. Aspin was previously a divisional sales manager with the Company. Except in the case of Steven Wilcox, the positions listed above represent their principal occupations and employment during the last five years. Steven Wilcox, elected clerk in 1997, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

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

Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 5 through 10 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 2000 and, except for the information under the caption "Compensation Committee Report," is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)	Security ownership of certain beneficial owners:
	The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 4 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 2000, and is hereby incorporated by reference.

(b)	Security ownership of management:
	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on September 20, 2000, and is hereby incorporated by reference.

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

		    Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 24, 2000

		    Consolidated Balance Sheets at June 24, 2000 and June 26, 1999

		    Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 24, 2000

		    Notes to Consolidated Financial Statements

      2. All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

   	3.	See Exhibit Index below.

(b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 23, 2000, which is incorporated herein by reference (see exhibit 4b).

(c)		See Exhibit Index below.

(d)		Not applicable.
























THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX


	(3i)	Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

	(3ii)	Bylaws as amended September 16, 1999, filed with Form 10-Q for the quarter ended September 24, 1999, are hereby incorporated by reference.

	(4a)	Loan Agreement and related documents, relative to $7,500,000
Industrial Revenue Bond financing dated as of September 1, 1985, between The Surry County Industrial Facilities and Pollution
Control Financing Authority and The L.S. Starrett Company will be furnished to the Commission upon request.

	(4b)	Common Stock Rights Agreement, dated as of May 23, 2000, between the Company and Fleet National Bank, as Rights Agent, including
Form of Common Stock Purchase Rights Certificate, filed on May 23,
2000 with the Company's Form 8-A, is hereby incorporated by reference.

	(10a)	$25,000,000 Revolving Credit Agreement dated as of June 13, 2000, among The L.S. Starrett Company and Fleet National Bank submitted herewith.

	(21)	Subsidiaries of the Registrant. See page 24.

	(23)	Independent Auditors' Consent. See page 25.

	(27)	Financial Data Schedule submitted herewith.

























                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 24, 2000

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

      Starrett Industria e                  Incorporated in           May 31
        Comercio Ltda.                        Brazil

      Level Industries, Inc.                Incorporated in         Last Sat.
                                              Massachusetts          in June

      Starrett Tools (Suzhou) Co., Ltd.     Incorporated in          Dec. 31
                                              China

      The L.S. Starrett Company of          Incorporated in          June 30
        Australia Pty. Ltd.                   Australia



















                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-55623, No. 333-12997 and No. 333-89965 of The L.S. Starrett Company,
all on Form S-8, of our report dated July 28, 2000, appearing in the Annual Report on Form 10-K of The L.S. Starrett Company for the year ended June 24, 2000.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 13, 2000








































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


Date:  September 13, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                    S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 13, 2000      Douglas A. Starrett, Sept. 13, 2000
Chairman and CEO and Director            President and Director


S/ANDREW B. SIDES, JR.                   S/WILLIAM S. HURLEY
Andrew B. Sides, Jr., Sept. 13, 2000     William S. Hurley, Sept. 13, 2000
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Sept. 13, 2000       George B. Webber, Sept. 13, 2000
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 13, 2000        Roger U. Wellington,Jr.,Sept.13, 2000
Chief Accounting Officer                 Treasurer and Chief Financial Officer
                                           and Director