Form 10-Q
period 2000-09-23
STARRETT L S CO
filed 2000-11-06
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 23, 2000

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

                             YES  X  NO


Common Shares outstanding as of  September 23, 2000:

     Class A Common Shares      4,986,191

     Class B Common Shares      1,474,858



                                 Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 23, 2000 and September 25, 1999
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 23,
                  2000 (unaudited) and June 24, 2000                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 23,
                  2000 and  September 25, 1999 (unaudited)              5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 4.  Submission of Matters to a Vote of Security Holders      9

      Item 6.  Exhibits and reports on Form 8-K                         9


























                                 Page 2 of 9
                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                                           13 Weeks Ended
EARNINGS                                                  9/23/00  9/25/99

Net sales                                                  58,842   58,412
Cost of goods sold                                        (41,741) (42,267)
Selling and general                                       (12,801) (11,844)
Other income (expense)                                        (66)      16

Earnings before income taxes                                4,234    4,317
Provision for federal, foreign and
      state income taxes                                    1,339    1,442

Net earnings                                                2,895    2,875
Basic earnings per share                                      .45      .43
      Average outstanding shares used                       6,459    6,698
Diluted earnings per share                                    .45      .43
      Average outstanding shares used                       6,469    6,706
Dividends per share                                           .20      .20



CASH FLOWS

Cash flows from operating activities:
   Net earnings                                             2,895    2,875
   Noncash expenses:
      Depreciation and amortization                         2,949    2,976
      Deferred taxes                                          314      411
Working capital changes:
      Receivables                                          (3,197)  (6,505)
      Inventories                                          (3,786)   1,158
      Other assets and liabilities                          3,898    1,130
   Prepaid pension cost and other                            (322)    (905)

         Net cash from operations                           2,751    1,140

Cash flows from investing activities:
   Additions to plant and equipment                        (3,181)  (3,248)
   Short-term investments, net                                685    1,464

         Net cash used in investing                        (2,496)  (1,784)

Cash flows from financing activities:
   Short-term borrowing, net                                 (476)   2,415
   Common stock issued                                        800      954
   Treasury shares purchased                               (1,032)  (1,205)
   Dividends                                               (1,289)  (1,339)

         Net cash used in financing                        (1,997)     825

Effect of exchange rate changes
      on cash                                                 104      (28)

Net increase (decrease) in cash                            (1,638)     153
Cash, beginning of period                                   2,008      271
Cash, end of period                                           370      424

               See notes to consolidated financial statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 23     June 24
                                                         2000        2000
ASSETS                                               (unaudited)
Current assets:
   Cash                                                    370       2,008
   Investments                                          11,388      12,043
   Accounts receivable (less allowance for doubtful
         accounts of $1,809,000 and $1,790,000)         39,360      36,509
   Inventories:
      Finished goods                                    38,877      36,121
      Goods in process and finished parts               26,710      26,752
      Raw materials and supplies                        17,695      17,017
                                                        83,282      79,890
   Prepaid expenses and other current assets             4,168       7,269
                  Total current assets                 138,568     137,719

Property, plant and equipment, at cost (less
      accumulated depreciation of $71,547,000
      and $70,510,000)                                  75,678      75,683
Cost in excess of net assets acquired (less
      accumulated amortization of $4,583,000
      and $4,534,000)                                    6,588       6,667
Prepaid pension cost                                    29,654      29,238
Other assets                                             1,093       1,111
                                                       251,581     250,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  6,214       6,690
   Accounts payable and accrued expenses                16,799      16,315
   Accrued salaries and wages                            5,031       5,590
   Taxes payable                                           932         285
   Employee deposits for stock purchase plan               617         518
                  Total current liabilities             29,593      29,398

Deferred income taxes                                   14,284      13,969
Long-term debt                                           3,000       3,000
Accumulated postretirement medical benefit obligation   16,072      16,029
Stockholders' equity:
   Class A Common $1 par (20,000,000 shrs. auth.;
     4,986,191 outstanding at 9/23/00, excluding
     1,471,646 held in treasury; 4,978,276 outstanding
     at 6/24/00, excluding 1,461,002 held in treasury)   4,986       4,978
   Class B Common $1 par (10,000,000 shrs. auth.;
     1,474,858 outstanding at 9/23/00, excluding
     310,341 held in treasury; 1,495,474 outstanding
     at 6/24/00, excluding 308,284 held in treasury)     1,475       1,495
   Additional paid-in capital                           43,608      43,273
   Retained earnings reinvested and employed in
     the business                                      156,897     155,846
   Accumulated other comprehensive income              (18,334)    (17,570)
                  Total stockholders' equity           188,632     188,022
                                                       251,581     250,418




               See Notes to Consolidated Financial Statements
                                 Page 4 of 9
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 23, 2000 and September 25, 1999
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings Income(loss) Total


Balance June 26, 1999        6,706    42,730   155,349   (14,749)  190,036
Comprehensive income:
  Net earnings                                   2,875               2,875
  Unrealized net loss
    on investments                                           (28)      (28)
  Translation loss net                                    (1,949)   (1,949)
Total comprehensive income                                             898
Dividends ($.20 per share)                      (1,339)             (1,339)
Treasury shares:
  Purchased                    (46)     (331)     (828)             (1,205)
  Issued                        37       917                           954


Balance September 25, 1999   6,697    43,316   156,057   (16,726)  189,344






Balance June 24, 2000        6,473    43,273   155,846   (17,570)  188,022
Comprehensive income:
  Net earnings                                   2,895               2,895
  Unrealized net gain
    on investments                                            13        13
  Translation loss, net                                     (777)     (777)
Total comprehensive income                                           2,131
Dividends ($.20 per share)                      (1,289)             (1,289)
Treasury shares:
  Purchased                    (55)     (422)     (555)             (1,032)
  Issued                        43       757                           800


Balance September 23, 2000   6,461    43,608   156,897   (18,334)  188,632













               See Notes to Consolidated Financial Statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 23, 2000 and June 24, 2000; the results of operations and cash flows for the thirteen weeks ended September 23, 2000 and September 25, 1999; and changes in stockholders' equity for the thirteen weeks ended September 23, 2000 and September 25, 1999.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 24, 2000, and these financial statements should be read in conjunction with said annual report.


Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2000     1999

        Interest income                               242      272
        Interest expense and commitment fees         (175)    (212)
        Realized and unrealized exchange losses       (43)     (82)
        Other                                         (90)      38
                                                      (66)      16


Approximately 70% of all inventories are valued on the LIFO method. At September 23, 2000 and June 24, 2000, total inventories are $22,763,000 and $22,683,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     2000      2000

        Industrial revenue bond                        300       300
        Revolving credit agreement                   3,000     3,000
                                                     3,300     3,300
        Less current portion                           300       300
                                                     3,000     3,000















                                 Page 6 of 9

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Sales
Both foreign and domestic sales for the September quarter are approximately 1% higher than in the corresponding quarter of a year ago. Excluding intercompany sales, sales of our Brazil subsidiary are down slightly while sales of our Scotland subsidiary are up, although the strong pound in the U.K. continues to adversely affect Scotland's business in terms of export pricing and import price competition. The domestic industrial manufacturing sector continues flat.

Earnings Before Taxes
Pretax earnings in the quarter are about the same as in the September quarter of a year ago. Slightly improved domestic gross margins, despite significant increases in domestic fringe benefit costs, were offset in the foreign operations, particularly by increased promotional spending in Brazil.

Income Taxes
The effective income tax rate was 31.7% in the September quarter of 2000 and 33.4% in the prior year's quarter. The decrease comes primarily from Brazil where the effective tax rate has been affected by the timing of dividend payments.

Earnings per share
As a result of the above factors and a 4% reduction in outstanding shares, earnings per share for the quarter are 5% higher than a year ago.



Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2000 and September 2000, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil total approximately $2 million. Inflation in Brazil has decreased to about 10% today from over 2000% in 1994 when their current economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $5,000,000 and debt of $9,000,000 at September 23, 2000) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $6,600,000 by approximately $300,000.


                               Page 7 of 9
                       LIQUIDITY AND CAPITAL RESOURCES
                                                          13 Weeks Ended
                                                          9/23/99  9/25/98
   Cash provided by operations                             2,751    1,140
   Cash used in investing activities                      (2,496)  (1,784)
   Cash from (used in) financing activities               (1,997)     825
   Cash effect of translation rate changes                   104      (28)
      Net increase (decrease) in cash                        153   (3,244)

The decrease in cash used to finance net working capital additions caused cash flow provided by operations to increase compared to the prior year's quarter, and a reduction in short-term borrowing caused the decrease in cash from financing activity.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 4.7 to 1 as of both September 23, 2000 and September 25, 1999.



SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report, as well as the 2000 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: Approximately a third of the Company's sales and net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian

                               Page 8 of 9
operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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


                      PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 20, 2000.
      (c) The following directors were elected:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
            A shares voting as separate class:
                 William S. Hurley           4,653,745  100,549      N/A
            A and B shares voting together:
                 Douglas A. Starrett        18,020,504  158,230      N/A

 ITEM 6.  Exhibits and Reports on Form 8-K.

     None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)




Date   November 6, 2000                S/R.U.WELLINGTON, JR.
                                       R. U. Wellington, Jr. (Treasurer
                                         and Chief Financial Officer)


Date   November 6, 2000                S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)


                               Page 9 of 9