Form 10-Q/A
period 2000-09-23
STARRETT L S CO
filed 2000-11-09
CIK 93676

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


                               Page 7 of 9
                       LIQUIDITY AND CAPITAL RESOURCES
                                                          13 Weeks Ended
                                                          9/23/00  9/25/99
   Cash provided by operations                             2,751    1,140
   Cash used in investing activities                      (2,496)  (1,784)
   Cash from (used in) financing activities               (1,997)     825
   Cash effect of translation rate changes                   104      (28)
      Net increase (decrease) in cash                     (1,638)     153

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