Form 10-Q
period 2000-12-23
STARRETT L S CO
filed 2001-02-05
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 23, 2000

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


                             YES  X   NO

Common Shares outstanding as of     December 23, 2000    :

     Class A Common Shares      4,975,685

     Class B Common Shares      1,460,636





                                Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 23, 2000 and
                  December 25, 1999 (unaudited)                         3

                  Consolidated Balance Sheets - December 23,
                  2000 (unaudited) and June 24, 2000                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 23, 2000 and December 25, 1999
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9



























                                 Page 2 of 9
                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended
EARNINGS                              12/23/00 12/25/99  12/23/00 12/25/99

Net sales                               60,650   61,245   119,492  119,657
Cost of goods sold                     (43,529) (43,050)  (85,270) (85,317)
Selling and general                    (13,298) (12,627)  (26,099) (24,471)
Other income and expense                  (160)     (12)     (226)       4

Earnings before income taxes             3,663    5,556     7,897    9,873
Provision for federal, foreign and
      state income taxes                 1,080    1,739     2,419    3,181

Net earnings                             2,583    3,817     5,478    6,692
Basic earnings per share                   .40      .57       .85     1.00
      Average outstanding shares used    6,449    6,696     6,454    6,697
Diluted earnings per share                 .40      .57       .85     1.00
      Average outstanding shares used    6,457    6,702     6,463    6,704
Dividends per share                        .20      .20       .40      .40


CASH FLOWS

Cash flows from operating activities:
   Net earnings                          2,583    3,817     5,478    6,692
   Noncash expenses:
      Depreciation and amortization      2,909    2,976     5,858    5,952
      Deferred taxes                        38      406       552      817
   Working capital changes:
      Receivables                        2,501      249      (696)  (6,256)
      Inventories                         (564)  (1,309)   (4,350)    (151)
      Other assets and liabilities       1,283    1,433     4,981    2,563
   Prepaid pension cost and other         (404)    (835)     (726)  (1,740)

         Net cash from operations        8,346    6,737    11,097    7,877

Cash flows from investing activities:
   Additions to plant and equipment     (3,454)  (2,894)   (6,635)  (6,142)
   Change in short-term investments     (1,743)  (1,072)   (1,058)     392

         Net cash used in investing     (5,197)  (3,966)   (7,693)  (5,750)

Cash flows from financing activities:
   Short-term borrowings, net             (924)     366    (1,400)   2,781
   Long-term debt repayments                       (300)              (300)
   Common stock issued                     907      962     1,707    1,916
   Treasury shares purchased            (1,384)    (694)   (2,416)  (1,899)
   Dividends                            (1,283)  (1,340)   (2,572)  (2,679)

         Net cash used in financing     (2,684)  (1,006)   (4,681)    (181)

Translation rate change effect on cash      47        5       151      (23)

Net increase (decrease) in cash            512    1,770    (1,126)   1,923
Cash, beginning of period                  370      424     2,008      271
Cash, end of period                        882    2,194       882    2,194

               See Notes to Consolidated Financial Statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Dec. 23     June 24
                                                         2000        2000
ASSETS                                               (unaudited)
Current assets:
   Cash                                                    882       2,008
   Investments                                          13,139      12,043
   Accounts receivable (less allowance for doubtful
         accounts of $1,769,000 and $1,790,000)         36,262      36,509
   Inventories:
      Finished goods                                    38,208      36,121
      Goods in process and finished parts               26,034      26,752
      Raw materials and supplies                        18,387      17,017
                                                        82,629      79,890
   Prepaid expenses and other current assets             3,837       7,269

                  Total current assets                 136,749     137,719

Property, plant and equipment, at cost (less
      accumulated depreciation of $73,727,000
      and $70,510,000)                                  75,627      75,683
Cost in excess of net assets acquired (less
      accumulated amortization of $4,648,000
      and $4,534,000)                                    6,510       6,667
Prepaid pension cost                                    30,134      29,238
Other assets                                             1,069       1,111
                                                       250,089     250,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  5,290       6,690
   Accounts payable and accrued expenses                17,540      16,315
   Accrued salaries and wages                            5,141       5,590
   Taxes payable                                           278         285
   Employee deposits for stock purchase plan               648         518
                  Total current liabilities             28,897      29,398

Deferred income taxes                                   14,449      13,969
Long-term debt                                           3,000       3,000
Accumulated postretirement medical benefit obligation   16,109      16,029
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        4,975,685 outstanding at 12/23/00, excluding
        1,489,410 in treasury; 4,978,276 outstanding
        at 6/24/00, excluding 1,461,002 in treasury)     4,976       4,978
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,460,636 outstanding at 12/23/00, excluding
        318,580 in treasury; 1,495,474 outstanding
        at 6/24/00, excluding 308,284 in treasury)       1,460       1,495
      Additional paid-in capital                        43,954      43,273
      Retained earnings reinvested and employed in
            the business                               157,399     155,846
      Accumulated other comprehensive income           (20,155)    (17,570)
                  Total stockholders' equity           187,634     188,022
                                                       250,089     250,418


               See Notes to Consolidated Financial Statements
                                 Page 4 of 9
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Twenty-six Weeks Ended December 23, 2000 and December 25, 1999
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings    Income    Total

Balance June 26, 1999       6,706    42,730    155,349   (14,749)  190,036
Comprehensive income:
  Net earnings                                   6,692               6,692
  Unrealized net losses
    on investments                                           (65)      (65)
  Translation loss, net                                   (2,134)   (2,134)
Total Comprehensive income                                           4,493
Dividends ($.40)                                (2,679)             (2,679)
Treasury shares:
  Purchased                   (75)     (537)    (1,287)             (1,899)
  Issued                       77     1,757                          1,834
Options exercised               4        78                             82

Balance Dec. 25, 1999        6,712    44,028   158,075   (16,948)  191,867






Balance June 24, 2000        6,473    43,273   155,846   (17,570)  188,022
Comprehensive income:
  Net earnings                                   5,478               5,478
  Unrealized net gains
    on investments                                            39        39
  Translation loss, net                                   (2,624)   (2,624)
Total comprehensive income                                           2,893
Dividends ($.40)                                (2,572)             (2,572)
Treasury shares:
  Purchased                   (126)     (937)   (1,353)             (2,416)
  Issued                        88     1,599                         1,687
Options exercised                1        19                            20

Balance Dec. 23, 2000        6,436    43,954   157,399   (20,155)  187,634













               See Notes to Consolidated Financial Statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 23, 2000 and June 24, 2000; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 23, 2000 and December 25, 1999; and changes in stockholders' equity for the twenty-six weeks ended December 23, 2000 and December 25, 1999.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 24, 2000, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       2000     1999      2000     1999

      Interest income                  230      276       472      548
      Interest expense and com-
        mitment fees                  (178)    (209)     (353)    (421)
      Realized exchange losses        (129)     (16)     (172)     (98)
      Other                            (83)     (63)     (173)     (25)
                                      (160)     (12)     (226)       4


Approximately 70% of all inventories are valued on the LIFO method. At December 23, 2000, and June 24, 2000, total inventories are $22,755,000 and $22,683,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December      June
                                                2000        2000

            Industrial revenue bond                           300
            Revolving credit agreement          3,000       3,000
                                                3,000       3,300
            Less current portion                              300
                                                3,000       3,000
















                                 Page 6 of 9
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            RESULTS OF OPERATIONS

Sales
Compared to the prior year, total Company sales are down 1% for the quarter and flat year to date. Foreign sales are up slightly both for the quarter and year to date, but this is offset by a 4% decline in domestic sales in the second quarter. Sales to the domestic consumer market were noticeably down during the current holiday season. On a year to date basis, sales of our Brazil subsidiary are up while sales of our Scotland subsidiary are down (up slightly in local currency), reflecting the strong pound in the U.K., which continues to adversely affect Scotland's business in terms of export pricing and import price competition. The domestic industrial manufacturing sector continues flat.

Earnings Before Taxes
Pretax earnings are down 34% for the quarter, 20% year to date. This is primarily attributable to the domestic decrease in sales and related factory activity along with significant increases in the cost of maintaining existing domestic fringe benefit programs.

Income Taxes
The effective income tax rate was 29.5% for the quarter and 30.6% year to date. This compares to 31.3% and 32.2% in the prior periods. The change is a result of changes in income mix between different taxing jurisdictions.

Earnings per share
As a result of the above factors, offset slightly by a 4% reduction in outstanding shares, earnings per share are down 30% for the quarter and 15% year to date.

Market Risk
At June 24, 2000 and December 23, 2000, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets at our foreign locations are less than $2 million. Inflation in Brazil has decreased to approximately 10% today from over 2000% in 1994 when their current economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $6,500,000 and debt of $8,300,000 at December 23, 2000) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $6,600,000 by approximately $300,000.




                                 Page 7 of 9

                        LIQUIDITY AND CAPITAL RESOURCES

                                           13 Weeks Ended     26 Weeks Ended
                                          12/23/00 12/25/99  12/23/00 12/25/99
   Cash provided by operations              8,346    6,737    11,097    7,877
   Cash used in investing activities       (5,197)  (3,966)   (7,693)  (5,750)
   Cash used in financing activities       (2,684)  (1,006)   (4,681)    (181)
   Cash effect of translation rate changes     47        5       151      (23)
      Net increase (decrease) in cash         512    1,770    (1,126)   1,923

Despite the drop in net earnings, both for the quarter and year to date, changes in working capital components (particularly accounts receivable decreases in the second quarter of 2000) caused cash flow provided by operations to increase compared to the prior year's quarter and year to date. The increase in cash used in investing activities represents an increase in short-term investments. The changes in financing activities reflects increased purchases of treasury shares as well as a reduction of short term borrowings in the first quarter of the current year compared to an increase in the first quarter of the prior year.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 4.7 to 1 as of December 23, 2000 and June 24, 2000.


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

Risks Related to Adoption of the Euro: The new European currency (the Euro) began being used by the eleven participating European countries January 1, 1999. Although the United Kingdom is not currently a Euro country, the Company's Scottish subsidiary does a significant amount of business with Euro countries. Management believes it has the necessary systems and business processes to deal with what is, in effect, one more foreign currency, but there can be no assurance that there will not be economic effects of this change that affect the Company's sales or margins on business done with Euro countries.

Risks Related to Foreign Operations: Approximately 30 percent of the Company's sales and net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other


                                Page 8 of 9
restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies. Accordingly, economic weakness in the industrial manufacturing sector will result in decreased demand for the Company's products and will adversely affect performance. Economic weakness in the consumer market also impacts the Company's performance.

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


                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   February 5, 2001                 S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)

Date   February 5, 2001                     S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)












                                  Page 9 of 9