Form 10-Q
period 2001-03-24
STARRETT L S CO
filed 2001-05-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 24, 2001

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


                             YES  X  NO

Common Shares outstanding as of March 24, 2001:

     Class A Common Shares      5,000,168

     Class B Common Shares      1,447,493






                                 Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended  March 24, 2001 and
                  March 25, 2000 (unaudited)                            3

                  Consolidated Balance Sheets - March 24,
                  2001 (unaudited) and June 24, 2000                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 24, 2001 and  March 25, 2000
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9



























                                 Page 2 of 9
                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     39 Weeks Ended
EARNINGS                               3/24/01  3/25/00   3/24/01  3/25/00

Net sales                               50,638   58,860   170,130  178,517
Cost of goods sold                     (36,437) (43,107) (121,707)(128,424)
Selling and general                    (12,361) (12,402)  (38,460) (36,873)
Other income and expense                  (217)     168      (443)     172

Earnings before income taxes             1,623    3,519     9,520   13,392
Provision for federal, foreign and
      state income taxes                   673    1,068     3,092    4,249

Net earnings                               950    2,451     6,428    9,143
Basic earnings per share                   .15      .37      1.00     1.37
      Average shares used                6,436    6,658     6,448    6,684
Diluted earnings per share                 .15      .37      1.00     1.37
      Average shares used                6,451    6,667     6,459    6,692
Dividends per share                        .20      .20       .60      .60

CASH FLOWS

Cash flows from operating activities:
   Net earnings                            950    2,451     6,428    9,143
   Noncash expenses:
      Depreciation and amortization      2,949    2,863     8,807    8,815
      Deferred taxes                      (342)     (30)       10      787
   Working capital changes:
      Receivables                        3,915    3,291     3,219   (2,965)
      Inventories                       (2,035)   1,521    (6,385)   1,370
      Other assets and liabilities         115   (1,220)    5,296    1,343
   Prepaid pension cost and other          (57)    (139)     (783)  (1,879)

         Net cash from operations        5,495    8,737    16,592   16,614

Cash flows from investing activities:
   Additions to plant and equipment     (3,281)  (3,406)   (9,916)  (9,548)
   Change in short-term investments     (3,945)  (2,690)   (5,003)  (2,298)

         Net cash used in investing     (7,226)  (6,096)  (14,919) (11,846)

Cash flows from financing activities:
   Short-term borrowings(repayments),net(1,066)     894    (2,466)   3,675
   Long-term borrowings(repayments)      4,000   (1,000)    4,000   (1,300)
   Common stock issued                     743      923     2,450    2,839
   Treasury shares purchased              (567)  (3,618)   (2,983)  (5,517)
   Dividends                            (1,286)  (1,325)   (3,858)  (4,004)

         Net cash used in financing      1,824   (4,126)   (2,857)  (4,307)

Effect of translation rate changes
      on cash                              (40)      68       111       45

Net increase (decrease) in cash             53   (1,417)   (1,073)     506
Cash, beginning of period                  882    2,194     2,008      271
Cash, end of period                        935      777       935      777

               See notes to consolidated financial statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                      March 24     June 24
                                                         2001        2000
ASSETS                                               (unaudited)   _______
Current assets:
   Cash                                                    935       2,008
   Investments                                          17,056      12,043
   Accounts receivable (less allowance for doubtful
         accounts of $1,800,000 and $1,790,000)         32,283      36,509
   Inventories:
      Finished goods                                    37,028      36,121
      Goods in process and finished parts               27,243      26,752
      Raw materials and supplies                        19,889      17,017
                                                        84,160      79,890
   Prepaid expenses and other current assets             3,826       7,269
                  Total current assets                 138,260     137,719

Property, plant and equipment, at cost (less
      accumulated depreciation of $76,288,000
      and $70,510,000)                                  75,385      75,683
Cost in excess of net assets acquired (less
      accumulated amortization of $4,736,000
      and $4,534,000)                                    6,432       6,667
Prepaid pension cost                                    30,822      29,238
Other assets                                             1,043       1,111
                                                       251,942     250,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  4,224       6,690
   Accounts payable and accrued expenses                17,163      16,315
   Accrued salaries and wages                            4,734       5,590
   Taxes payable                                           297         285
   Employee deposits for stock purchase plan               768         518
                  Total current liabilities             27,186      29,398

Deferred income taxes                                   14,684      13,969
Long-term debt                                           7,000       3,000
Accumulated postretirement medical benefit obligation   16,150      16,029

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,000,168 outstanding 3/24/01, excluding
        1,476,292 held in treasury; 4,978,276 outstanding
        at 6/24/00, excluding 1,461,002 in treasury)     5,000       4,978
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,447,493 outstanding 3/24/01, excluding
        320,358 held in treasury; 1,495,474 outstanding
        at 6/24/00, excluding 308,284 in treasury)       1,447       1,495
      Additional paid-in capital                        44,468      43,273
      Retained earnings reinvested and employed in
            the business                               156,714     155,846
      Accumulated other comprehensive income           (20,707)    (17,570)
                  Total stockholders' equity           186,922     188,022
                                                       251,942     250,418

                See Notes to Consolidated Financial Statements
                                 Page 4 of 9

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
      For the Thirty-nine Weeks Ended March 24, 2001 and March 25, 2000
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings   Income     Total

Balance June 26, 1999        6,706    42,730   155,349   (14,749)  190,036
Comprehensive income:
  Net earnings                                   9,143               9,143
  Unrealized net losses
    on investments                                          (104)     (104)
  Translation loss, net                                     (794)     (794)
Total comprehensive income                                           8,245
Dividends ($.60)                                (4,004)             (4,004)
Treasury shares:
  Purchased                   (233)   (1,714)   (3,570)             (5,517)
  Issued                       118     2,639                         2,757
Options exercised                4        78                            82

Balance March 25, 2000       6,595    43,733   156,918   (15,647)  191,599




Balance June 24, 2000        6,473    43,273   155,846   (17,570)  188,022
Comprehensive income:
  Net earnings                                   6,428               6,428
  Unrealized net gains
    on investments                                            39        39
  Translation loss, net                                   (3,176)   (3,176)
Total comprehensive income                                           3,291
Dividends ($.60)                                (3,858)             (3,858)
Treasury shares:
  Purchased                   (151)   (1,130)   (1,702)             (2,983)
  Issued                       124     2,306                         2,430
Options exercised                1        19                            20

Balance March 24, 2001       6,447    44,468   156,714   (20,707)  186,922









               See Notes to Consolidated Financial Statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 24, 2001 and June 24, 2000; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 24, 2001 and March 25, 2000; and changes in stockholders' equity for the thirty-nine weeks ended March 24, 2001 and March 25, 2000.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 24, 2000, and these financial statements should be read in conjunction with said annual report.

Other income (expense) is comprised of the following (in thousands):

                                          Thirteen Weeks    Thirty-nine Weeks
                                            Ended March        Ended March
                                            2001     2000      2001     2000

  Interest income                           267      378       739      926
  Interest expense and commitment fees     (178)    (218)     (531)    (639)
  Realized exchange gains and losses       (207)      77      (379)     (21)
  Other                                     (99)     (69)     (272)     (94)
                                           (217)     168      (443)     172

Approximately 70% of all inventories are valued on the LIFO method. At March 24, 2001, and June 24, 2000, total inventories are $23,019,000 and $22,683,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):
                                                March       June
                                                2001        2000

            Industrial revenue bond                           300
            Term loan due Dec. 2003             4,000
            Revolving credit agreement          3,000       3,000
                                                7,000       3,300
            Less current portion                              300
                                                7,000       3,000



















                               Page 6 of 9
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
Sales
Compared to the prior year, total Company sales are down 14% for the quarter and 5% year to date. Foreign sales are down 21% for the quarter (15% in local currency) and 4% year to date. Domestic sales are down 11% for the quarter and 5% year to date, reflecting a drop in our industrial demand during the quarter as well as weak consumer demand during the second quarter holiday season. Although sales of our Brazil subsidiary are up slightly on a year to date basis, customer inventory rebalancing and unfavorable changes in the exchange rate caused a significant drop in sales for the quarter. Sales of our Scotland subsidiary are down for quarter and year to date reflecting the strong pound compared to the euro, which continues to adversely affect Scotland's business in terms of export pricing and import price competition.

Earnings Before Taxes
Pretax earnings are down 54% for the quarter, 29% year to date. For the quarterly comparison, this is primarily attributable to the foreign decrease in sales and related factory activity. The year to date comparison is a result of both foreign and domestic sales decreases along with significant increases in the cost of maintaining existing domestic fringe benefit programs.

Income Taxes
The effective income tax rate was 41% for the quarter and 32% year to date. This compares to 30% and 32% in the prior periods. The change in the quarterly comparison is a result of changes in income mix between foreign and domestic taxing jurisdictions, with domestic tax rates generally being higher.

Earnings per share
As a result of the above factors, earnings per share are down 59% for the quarter and 27% year to date.

Market Risk
At June 24, 2000 and March 24, 2001, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets at our foreign locations are less than $2 million. Inflation in Brazil has decreased to approximately 10% today from over 2000% in 1994 when their new economic plan was initiated. As a consequence, their economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $10,400,000 and debt of $11,200,000 at March 24, 2001) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $6,600,000 by approximately $300,000.




                                 Page 7 of 9

                        LIQUIDITY AND CAPITAL RESOURCES

                                           13 Weeks Ended     39 Weeks Ended
                                           3/24/01  3/25/00   3/24/01  3/25/00
   Cash provided by operations              5,495    8,737    16,592   16,614
   Cash used in investing activities       (7,226)  (6,096)  (14,919) (11,846)
   Cash used in financing activities        1,824   (4,126)   (2,857)  (4,307)
   Cash effect of translation rate changes    (40)      68       111       45
      Net increase (decrease) in cash          53   (1,417)   (1,073)     506

Lower earnings and increased inventories were the main contributors to the decrease in cash provided by operations during the quarter. In the year to date comparison, the drop in earnings was offset by changes in working capital components. The increase in cash used in investing activities represents an increase in short-term investments. The changes in financing activities reflect increased borrowings in the current quarter to support foreign operations and decreased purchases of treasury shares both in the quarter and year to date.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 5.1 to 1 as of March 24, 2001 and 4.7 to 1 as of June 24, 2000.


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

Risks Related to Adoption of the Euro: The new European currency (the euro) began being used by the eleven participating European countries January 1, 1999. Although the United Kingdom is not currently a euro country, the Company's Scottish subsidiary does a significant amount of business with euro countries. Management believes it has the necessary systems and business processes to deal with what is, in effect, one more foreign currency. There can be no assurance, however, that there will not be unforeseen economic effects of this change that affect the Company's business. Indeed, the current weakness of the euro as compared to the British pound and U.S. dollar has had an adverse impact on the Company's sales and margins on business done with euro countries.

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   May 7, 2001                         S/R.U.WELLINGTON, JR.
                                     R. U. Wellington, Jr. (Treasurer
                                       and Chief Financial Officer)

Date   May 7, 2001                            S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)










                                 Page 9 of 9