Form 10-K
period 2001-06-30
STARRETT L S CO
filed 2001-09-20
CIK 93676

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 30, 2001          Commission File No.  1-367

                      THE L.S. STARRETT COMPANY
           (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        978-249-3551

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

The Registrant had 5,016,375 and 1,439,885 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 27, 2001. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $128,000,000.

The exhibit index is located on page 22.

Documents incorporated by reference

Proxy Statement dated August 17, 2001 - Part III





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

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily through distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-your-selfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounted for approximately 13% of the Company's sales in fiscal 2001.

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

At June 30, 2001, the Company had 2,713 employees, approximately 70% of whom were domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 30, 2001, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. A subsidiary in Australia and a subsidiary in Germany are engaged in distribution of the Company's products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's fiscal 2001 financial statements under the caption "OPERATING DATA" found in item 8 of this Form 10K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $84,834,000 at June 30, 2001, and $79,890,000 at June 24, 2000. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are $22,685,000 and $22,683,000 lower, respectively, than if determined on a first-in, first-out (FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 2001, 2000 and 1999 were approximately $2,663,000, $3,111,000 and $2,860,000, respectively, all of which was expensed in the Company's financial statements.

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

The Webber Gage Division, Cleveland, Ohio, owns and occupies two buildings totaling approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, North Carolina consists of two buildings totaling approximately 356,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine and Optical Comparator Division, and Ground Flat Stock Division.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 173,000 square foot building. In addition, this division leases 35,000 square feet of manufacturing space in Mayaguez, Puerto Rico.

The Company's Exact Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's Brazil subsidiary owns and occupies several buildings totaling 209,000 square feet. The Company's Scotland subsidiary owns and occupies a 187,000 square foot building and also a 33,000 square foot building in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. A second wholly owned subsidiary located in Skipton performs calibration services and leases about 4,000 square feet. Two wholly owned subsidiaries in the People's Republic of China lease approximately 40,000 square feet and 2,000 square feet.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

Executive Officers of the Registrant

The information under the caption Executive Officers of the Registrant in item 10 of this Form 10K is hereby incorporated by reference.


PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Registrant's Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Registrant has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 27, 2001, there were 2,088 registered holders of Class A common stock and 1,699 registered holders of Class B common stock.




     Quarter ended                    Dividends            High       Low
	September 1999                   $ 0.20           $ 29.44    $ 24.25
	December 1999                      0.20             24.88      21.25
	March 2000                         0.20             24.75      20.50
	June 2000                          0.20             24.25      18.50

	September 2000                     0.20             19.44      16.88
	December 2000                      0.20             22.94      16.69
	March 2001                         0.20             23.85      19.75
	June 2001                          0.20             22.74      17.45





Item 6 - Selected Financial Data

                             Years ended in June ($000 except per share data)
                               2001      2000      1999      1998      1997
Net sales                   $225,857  $235,169  $232,385  $262,340  $250,503
Net earnings                   8,097    11,489    16,696    23,009    19,859
Basic earnings per share        1.26      1.73      2.44      3.34      2.84
Diluted earnings per share      1.25      1.73      2.44      3.33      2.84
Long-term debt                 7,000     3,000     3,300     3,900     6,500
Total assets                 248,532   250,418   245,728   250,263   238,746
Dividends per share             0.80      0.80      0.80      0.77      0.72



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SALES
Sales decreased 4% in fiscal 2001 following a 1% increase in fiscal 2000. The decrease is both domestic and foreign, 5% and 1%, respectively, before eliminations, although foreign sales were actually up 7% in fiscal 2001 when measured in local currencies. In fiscal 2000, the 1% increase all came on the domestic side, with foreign sales being flat. For the past three years, sales of our Scotland subsidiary have been adversely affected by the weak euro, which hurts business in terms of export pricing and import price competition. In addition, the flat foreign sales in fiscal 2000 disguise the fact that Brazil overcame a significant currency devaluation in January 1999 with increased unit volume. The decrease in domestic sales reflects the continued weakened demand for our industrial products, particularly during the third quarter, as well as weak consumer demand during the second quarter holiday season. Last year's slight increase in domestic sales was largely a result of product mix.

EARNINGS BEFORE TAXES
Pretax earnings are down 34% for the current year and were down 27% in fiscal 2000. Cost of sales was 71.1% in 2001, 71.7% in 2000, and 69.3% in
1999. Changes in these rates are mainly impacted by the manufacturing efficiencies that are gained or lost as a result of increased or decreased production levels, but also by pricing, product mix, and overhead spending. In 2001, Brazil wage increase and domestic employee benefit expense increases kept the cost of sales rate from improving. Product mix played an important part in the increase in the cost of sales percent in 2000. The decrease in pretax earnings in fiscal 2001 is also attributable to an increase in our selling and general expenses to 23% of sales compared to 21% in 2000 and 1999. This is a result of increased expenditures on advertising, data processing, and employee benefits. In addition, the weakness in Brazil's currency compared to the dollar resulted in losses on their dollar denominated debts during fiscal 2001.

INCOME TAXES
The effective income tax rate was 29% in 2001 compared to 33% in 2000 and 29% in 1999. Tax exempt interest on short-term investments in municipal bonds, Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is slightly lower than the combined U.S. state and federal rate. Nonrecurring permanent differences between book and taxable income for dividends paid from Brazil to the U.S. in all years, but particularly in 1999, have reduced their effective tax rate substantially when reported in U.S. dollars. Higher than usual foreign tax credits and a refund of prior year state taxes is causing the 2001 overall rate to be lower than in 2000.

EARNINGS PER SHARE
As a result of the above, earnings per share were down 27% in fiscal 2001 when compared to 2000, and 2000 earnings per share were down 29% when compared to 1999.

MARKET RISK
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2001 and 2000, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

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

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $5,400,000 and debt of $12,000,000 at June 30, 2001) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $4,800,000 by $200,000.

LIQUIDITY AND CAPITAL RESOURCES
                                                Years ended In June ($000)
                                             2001         2000          1999
Cash provided by operations                $12,499      $18,822       $16,309
Cash used in investing activities           (9,496)      (9,267)      (10,278)
Cash used in financing activities           (3,138)      (7,892)       (9,389)
Effect of translation rate
   changes on cash                              72           74           (76)
Increase (decrease) in cash                $   (63)     $ 1,737       $(3,434)

Cash flows from operating activities decreased $6 million from 2000, and in 2000 increased $3 million from 1999. Increasing inventories was the main reason for the reduced cash flow from operations in 2001.

The Company's investing activities consist mainly of expenditures for property, plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $13 million in 2001 and $14 million in 2000 are less than the $20 million experienced in 1999, but are more normal than 1999, which contained a major building expansion.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares. Treasury share purchases were $3.8 million in 2001 compared to $9.0 million in 2000 and $9.9 million in 1999.

The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. The Company maintains a line of credit as discussed in the notes to the financial statements. The Company has not made significant borrowings under this line during the past three years. The Company continues to maintain a strong financial position with a working capital ratio of 5.4 to 1 as of June 30, 2001 and 4.7 to 1 as of June 24, 2000. Cash not immediately required for working capital is invested in high grade money market instruments with maturities generally less than one year (however, see the notes to the financial statements regarding investments in Puerto Rico). Certain cash and investment balances of foreign subsidiaries may not be repatriated without adverse tax consequences and in certain cases may be subject to regulatory restriction.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document and the 2001 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: For the period ended June 30, 2001, approximately a third of the Company's sales and net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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









































INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 30, 2001 and June 24, 2000, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2001 and June 24, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 3, 2001























                         THE L.S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
  For the years ended in June (in thousands of dollars except per share data)

                                                2001       2000        1999
EARNINGS
Net sales                                     $225,857   $235,169   $232,385
Cost of goods sold                            (160,562)  (168,648)  (160,984)
Selling, general and administrative expense    (52,223)   (49,788)   (49,393)
Other income and expense                        (1,640)       496      1,618

Earnings before income taxes                    11,432     17,229     23,626
Income taxes                                     3,335      5,740      6,930

Net earnings                                  $  8,097   $ 11,489   $ 16,696
Basic earnings per share, based on
   average outstanding shares of
   6,446,457, 6,645,019 and 6,840,283         $   1.26   $   1.73   $   2.44
Diluted earnings per share, based on
   average outstanding shares of
   6,457,554, 6,652,796 and 6,846,406         $   1.25   $   1.73   $   2.44


CASH FLOWS
Cash flows from operating activities:
   Net earnings                               $  8,097   $ 11,489   $ 16,696
   Noncash expenses:
     Depreciation and amortization              11,662     11,380     11,207
     Deferred taxes                                 97      2,108      2,058
     Unrealized translation losses                 748
   Working capital changes:
     Receivables                                   707     (1,189)     2,809
     Inventories                                (9,261)    (3,357)    (9,110)
     Other current assets and liabilities        1,665      1,293     (2,824)
   Prepaid pension and other                    (1,216)    (2,902)    (4,527)
     Net cash from operating activities         12,499     18,822     16,309
Cash flows from investing activities:
   Additions to plant and equipment            (13,198)   (13,974)   (20,319)
   Decrease in investments                       3,702      4,707     10,041
     Net cash used in investing activities      (9,496)    (9,267)   (10,278)
Cash flows from financing activities:
   Short-term borrowing, net                    (1,645)     3,090      2,599
   Debt repayments, net                          4,000       (300)      (600)
   Common stock issued                           3,444      3,665      3,968
   Treasury shares purchased                    (3,792)    (9,045)    (9,894)
   Dividends                                    (5,145)    (5,302)    (5,462)
     Net cash used in financing activities      (3,138)    (7,892)    (9,389)
Effect of translation rate changes on cash          72         74        (76)
Net increase (decrease) in cash                    (63)     1,737     (3,434)
Cash beginning of year                           2,008        271      3,705
Cash end of year                              $  1,945   $  2,008   $    271

Supplemental cash flow information:
   Interest paid                              $    950   $    844   $    577
   Taxes paid                                 $  1,688   $  4,190   $  5,822



                See notes to consolidated financial statements


                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                         June 30     June 24
ASSETS	                                                    2001        2000
Current assets:
   Cash                                                 $  1,945    $  2,008
   Investments                                             8,238      12,043
   Accounts receivable (less allowance for doubtful
     accounts of $1,976,000 and $1,790,000)               34,080      36,509
   Inventories                                            84,834      79,890
   Prepaid expenses and other current assets               5,830       7,269
     Total current assets                                134,927     137,719

Property, plant and equipment, at cost:
   Land                                                    1,902       1,764
   Buildings (less accumulated depreciation of
     $16,469,000 and $15,855,000)                         23,272      25,301
   Machinery and equipment (less accumulated
     depreciation of $57,142,000 and $54,613,000)         50,031      48,618
     Total property, plant and equipment                  75,205      75,683

Cost in excess of net assets acquired (less accumu-
   lated amortization of $3,947,000 and $4,534,000)        6,354       6,667
Prepaid pension cost                                      30,953      29,238
Other assets                                               1,093       1,111
                                                        $248,532    $250,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  5,045    $  6,690
   Accounts payable and accrued expenses                  14,358      16,315
   Accrued salaries and wages                              4,827       5,590
   Taxes payable                                             291         285
   Employee deposits for stock purchase plan                 625         518
     Total current liabilities                            25,146      29,398

Deferred income taxes                                     15,218      13,969
Long-term debt                                             7,000       3,000
Accumulated postretirement benefit obligation             16,347      16,029
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     5,017,569 outstanding in 2001, excluding
     1,470,544 held in treasury; 4,978,276 outstanding
     in 2000, excluding 1,461,002 held in treasury)        5,018       4,978
   Class B common stock $1 par (10,000,000 shrs. auth.;
     1,440,006 outstanding in 2001, excluding
     325,688 held in treasury; 1,495,474 outstanding
     in 2000, excluding 308,284 held in treasury)          1,440       1,495
   Additional paid-in capital                             45,112      43,273
   Retained earnings reinvested and employed in
     the business                                        156,626     155,846
   Accumulated other comprehensive income (loss)         (23,375)    (17,570)
     Total stockholders' equity                          184,821     188,022
                                                        $248,532    $250,418






                See notes to consolidated financial statements
                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 1999 through 2001
                               (in thousands)

                         Common       Addi-            Accumulated
                       Stock Out-    tional             Other Com-
                        standing    Paid-in   Retained  prehensive
                        ($1 Par)    Capital   Earnings    Income      Total

Balance, June 27, 1998  $  6,897   $ 41,263   $151,317   $ (4,183)  $195,294
Comprehensive income:
   Net earnings                                 16,696                16,696
   Unrealized net loss
      on investments                                         (123)      (123)
   Translation loss, net                                  (10,443)   (10,443)
Total comprehensive income                                             6,130
Dividends ($0.80)                               (5,462)               (5,462)
Treasury shares:
   Purchased                (329)    (2,363)    (7,202)               (9,894)
   Issued                    118      3,368                            3,486
Options exercised             20        462                              482

Balance, June 26, 1999     6,706     42,730    155,349    (14,749)   190,036
Comprehensive income:
   Net earnings                                 11,489                11,489
   Unrealized net loss
      on investments                                         (113)      (113)
   Translation loss, net                                   (2,708)    (2,708)
Total comprehensive income                                             8,668
Dividends ($0.80)                               (5,302)               (5,302)
Treasury shares:
   Purchased                (399)    (2,956)    (5,690)               (9,045)
   Issued                    161      3,400                            3,561
Options exercised              5         99                              104

Balance, June 24, 2000     6,473     43,273    155,846    (17,570)   188,022
Comprehensive income:
   Net earnings                                  8,097                 8,097
   Unrealized net loss
      on investments                                          (38)       (38)
   Translation loss, net                                   (5,767)    (5,767)
Total comprehensive income                                             2,292
Dividends ($0.80)                               (5,145)               (5,145)
Treasury shares:
   Purchased                (192)    (1,428)    (2,172)               (3,792)
   Issued                    166      3,078                            3,244
Options exercised             11        189                              200

Balance, June 30, 2001  $  6,458   $ 45,112   $156,626   $(23,375)  $184,821











                See notes to consolidated financial statements
                          THE L. S. STARRETT COMPANY
                  Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and subsidiaries, a manu-facturer of industrial, professional and consumer products. All subsidiaries are wholly-owned and all significant intercompany items have been eliminated. Since the Company's fiscal year ends on the last Saturday in June, the 2001 fiscal year contains 53 weeks compared to 52 weeks in 2000 and 1999. The fiscal years of the Company's major foreign subsidiaries end in May.


Financial instruments and derivatives: The Company's financial instruments consist primarily of current assets, except inventory, current liabilities, and long-term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was effective June 25, 2000 and requires all derivatives and any hedging assets or liabilities to be accounted for at fair value. The effect of adopting SFAS No. 133 was not significant.

Investments: Investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The
Company considers all its investments available for sale. As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 30, 2001 is $4.8 million of liquid AAA rated Puerto Rico debt obligations. These investments were made for the purpose of reducing repatriation taxes and have maturities of up to eight years. Most other investments have maturities of less than one year.

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

Inventories: Inventories are stated at the lower of cost or market. For approximately 70% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $52,799,000 and $46,584,000 at the end of 2001 and 2000, respectively, such amounts being $22,685,000 and $22,683,000 less than if determined on a FIFO basis. Total inventories at year end are as follows (in thousands):

                              Goods in Pro-
                                cess and       Raw Materials
            Finished Goods   Finished Parts    and Supplies         Total
     2001       $38,346          $27,811          $18,677          $84,834
     2000       $36,121          $26,752          $17,017          $79,890

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $40,000,000 at June 2001) or the related unrealized translation adjustments because such amounts are considered permanently invested and, if remitted, the resulting taxes would be offset by foreign tax credits.

Research and development: Research and development costs were expensed as follows: $2,663,000 in 2001, $3,111,000 in 2000 and $2,860,000 in 1999.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 11,097, 7,777 and 6,123 of additional potential common shares in 2001, 2000 and 1999 resulting from shares issuable under its stock option plan.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expenses items are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "accumulated other comprehensive income" account included as part of stockholders' equity.

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

ACCOUNTING PRONOUNCEMENTS
The Company is considering the early adoption of SFAS 142 as of July 1, 2001. SFAS 142 requires goodwill no longer be amortized, but instead tested for impairment. Any goodwill impairment loss at transition is recognized as the cumulative effect of a change in accounting principle. The Company has net goodwill of $6.4 million and related annual amortization expense of $268,000.

OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                     2001     2000     1999

   Interest income, net                            $   131  $   660  $ 1,366
   Realized and unrealized translation gains
     and (losses)                                   (1,859)    (101)     112
   Other                                                88      (63)     140
                                                   $(1,640) $   496  $ 1,618
INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     2001     2000     1999
   Current:
     Federal                                       $ 1,600  $ 1,581  $ 2,851
     Foreign                                         1,271    1,582    1,337
     State                                             367      469      684
   Deferred                                             97    2,108    2,058
                                                   $ 3,335  $ 5,740  $ 6,930

Pretax domestic income as reportable to the IRS was $9,000,000, $7,704,000 and $22,840,000 in 2001, 2000 and 1999, respectively.


A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                     2001     2000     1999
   Expected tax expense                            $ 4,001  $ 6,030  $ 8,269
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                             (588)    (210)     (32)
     Foreign taxes, net of federal credits             (17)    (247)  (1,161)
     Nontaxable investment income                      (21)     (43)    (111)
     Other                                             (40)     210      (35)
   Actual tax expense                              $ 3,335  $ 5,740  $ 6,930


Deferred income taxes at year end are attributable to the following (in thousands):
                                                              2001     2000
   Deferred assets:
     Retiree medical benefits                               $(6,716) $(6,587)
     Inventories                                             (1,335)  (1,286)
     Net operating loss carryforward                           (915)    (122)
     Other                                                   (1,155)  (1,229)
                                                            (10,121)  (9,224)
   Deferred liabilities:
     Prepaid pension                                         12,625   11,953
     Other employee benefits                                    459      547
     Depreciation                                             8,252    7,614
     Other                                                    1.057      990
                                                             22,393   21,104
   Net deferred tax liability                               $12,272  $11,880
   Long-term portion                                        $15,218  $13,969



EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset retirement benefits otherwise due under the domestic noncontributory defined benefit pension plan.
 The total cost (benefit) of all such plans for 2001, 2000 and 1999, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(462,000), $(1,608,000) and $(2,567,000), respectively.

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
                                                 2001       2000       1999
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 87,893   $ 88,088   $ 87,242
  Service cost                                    2,887      3,263      2,672
  Interest cost                                   5,950      6,172      6,185
  Participant contributions                         242        247        286
  Plan amendments                                                         481
  Exchange rate changes                          (1,942)    (1,016)      (826)
  Benefits paid                                  (3,393)    (3,315)    (3,048)
  Actuarial gain                                 (8,434)    (5,546)    (4,904)
  Benefit obligation at end of year            $ 83,203   $ 87,893   $ 88,088

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                   $120,861   $137,578   $148,861
   Actual return on plan assets                  12,213    (12,557)    (7,549)
   Participant contributions                        242        247        286
   Benefits paid                                 (3,393)    (3,315)    (3,048)
   Exchange rate changes                         (1,885)    (1,092)      (972)
   Fair value of plan assets at end of year    $128,038   $120,861   $137,578

Reconciliation of funded status:
   Funded status                               $ 44,835   $ 32,968   $ 49,490
   Unrecognized actuarial gain                  (14,555)    (3,858)   (22,861)
   Unrecognized transition asset                 (3,869)    (4,818)    (5,774)
   Unrecognized prior service cost                4,542      4,946      5,357
   Prepaid pension cost                        $ 30,953   $ 29,238   $ 26,212

Amounts recognized in statement of financial
Position:
   Prepaid pension cost                        $ 32,390   $ 30,513   $ 27,559
   Accrued benefit liability                     (1,558)    (1,397)    (1,523)
   Intangible asset                                 121        122        176
   Prepaid pension cost                        $ 30,953   $ 29,238   $ 26,212

Components of net periodic benefit cost:
   Service cost                                $  2,887   $  3,263   $  2,672
   Interest cost                                  5,950      6,172      6,185
   Expected return on plan assets                (9,986)   (11,432)   (11,241)
   Amortization of prior service cost               404        409        414
   Amortization of transition asset                (949)      (956)      (963)
   Recognized actuarial gain                        (20)      (352)    (1,250)
   Net periodic benefit cost                   $ (1,714)  $ (2,896)  $ (4,183)

Weighted average assumptions:
   Discount rate                                  7.50%      7.75%      7.00%
   Expected long-term rate of return              8.50%      8.50%      8.50%
   Rate of compensation increase                  4.00%      4.50%      5.00%


The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):
                                                 2001       2000       1999
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 15,101   $ 13,668   $ 17,707
  Service cost                                      509        457        427
  Interest cost                                   1,122        914        911
  Plan amendments                                                      (4,732)
  Benefits paid                                  (1,071)    (1,170)    (1,135)
  Actuarial (gain) or loss                         (464)     1,232        490
  Benefit obligation at end of year            $ 15,197   $ 15,101   $ 13,668




Reconciliation of funded status:
   Funded status                               $(15,197)  $(15,101)  $(13,668)
   Unrecognized actuarial gain                    2,523      3,098      1,896
   Unrecognized prior service cost               (3,673)    (4,026)    (4,379)
   Accrued benefit liability                   $(16,347)  $(16,029)  $(16,151)



Components of net periodic benefit cost:
   Service cost                                 $   509   $    457   $    427
   Interest cost                                  1,122        914        911
   Amortization of prior service cost              (353)      (353)      (353)
   Recognized actuarial gain                        111         30         32
   Net periodic benefit cost                   $  1,389   $  1,048   $  1,017

Weighted average assumptions:
   Discount rate                                  7.50%      7.75%      7.00%
   Rate of compensation increase                  4.00%      4.50%      5.00%

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):
                                                          1%            1%
                                                       Increase      Decrease

Effect on total of service and interest cost           $     86      $    (78)
Effect on postretirement benefit obligation                 575          (533)

DEBT
At year end, long-term debt consists of the following (in thousands):

                                                              2001     2000
   Industrial revenue bond                                           $   300
   Note payable due 12/03, 8.3%                             $ 4,000
   Revolving credit agreement                                 3,000    3,000
                                                              7,000    3,300
   Less current maturities                                               300
                                                            $ 7,000  $ 3,000

The revolving credit agreement is for $25,000,000 and expires June 13, 2004. The credit agreement requires commitment fees of .25%. Interest rates vary, but approximate LIBOR plus .50% (4.6% as of June 30, 2001). All debt agreements contain financial covenants, the most restrictive of which is that at June 30, 2001 the Company must have tangible net worth of $164,000,000. Annual principal payments on debt are required as follows: 2004, $7,000,000. Current notes payable carry interest at a rate of LIBOR plus 1 - 4%.
Interest expense, prior to capitalization of interest on self-constructed assets was $973,000, $877,000 and $465,000 in 2001, 2000 and 1999.

COMMON STOCK
Class B common ctock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common ctock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company's outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in the year 2010.

The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25. Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 2001, 2000, or 1999. A summary of option activity is as follows:

                                                       Weighted
                                                        Average
                                                       Exercise     Shares
                                            Shares       Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 27, 1998                   45,800      $27.96      778,346
     Options granted                        55,474       24.97      (55,474)
     Options exercised ($23.17 and $25.03) (20,369)      23.70
     Options canceled                      (29,102)                  25,325
   Balance, June 26, 1999                   51,803       24.63      748,197
     Options granted                        69,122       19.56      (69,122)
     Options exercised ($20.30 and $17.00)  (5,315)      19.50
     Options canceled                      (43,632)                  43,632
   Balance, June 24, 2000                   71,978       20.26      722,707
     Options granted                        53,285       17.14      (53,285)
     Options exercised ($15.52 and $18.96) (10,771)      18.55
     Options canceled                      (41,156)                  41,156
   Balance, June 30, 2001                   73,336      $18.22      710,578

At June 30, 2001, a total of 783,914 shares of common stock are reserved for issuance under the plan. The following information relates to outstanding options as of June 30, 2001:

Weighted average remaining life                         1.5 years
Weighted average fair value on grant date
of options granted in:
            1999                                           $7.50
            2000                                            6.00
            2001                                            5.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 16% to 28%, interest - 4.3% to 6.5%, and expected lives - 2 years. The pro forma, after tax effect of any compensation costs related to use of SFAS No. 123, "Accounting for Stock Based Compensation," is as follows: 2001 $170,000, 2000 $200,000 and 1999 $150,000, or approximately $.03, $.03, and $.02 per share.

In addition 218,371 shares of common stock are reserved for the Company's 401(k) plan at June 30, 2001. Since inception in 1986, 1,279,938 Class A and 44,155 Class B shares have been issued under this plan.

OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 30, 2001. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 13% of sales in 2001 and 2000, and 11% in 1999.

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

The Company's operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company's sales and long-lived assets are as follows:

                                              2001        2000        1999
Sales:
   North America                           $ 164,572   $ 172,542   $ 171,176
   United Kingdom                             30,520      33,064      33,249
   Brazil                                     43,421      41,926      40,104
   Eliminations and other                    (12,656)    (12,363)    (12,144)
      Total                                $ 225,857   $ 235,169   $ 232,385

Long-lived assets:
   North America                           $  97,656   $  95,343
   United Kingdom                              7,655       8,054
   Brazil                                      6,037       7,028
   Other                                       2,257       2,274
      Total                                $ 113,605   $ 112,699


 QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)

                                               Earnings              Basic
                                                Before              Earnings
                           Net       Gross      Income      Net        Per
  Quarter Ended           Sales      Profit     Taxes     Earnings    Share
   September 1999        $58,412    $16,145    $ 4,317    $ 2,875    $ 0.43
   December 1999          61,245     18,195      5,556      3,817      0.57
   March 2000             58,860     15,753      3,519      2,451      0.37
   June 2000              56,652     16,428      3,837      2,346      0.36
                        $235,169    $66,521    $17,229    $11,489    $ 1.73

   September 2000        $58,842    $17,101    $ 4,234    $ 2,895    $ 0.45
   December 2000          60,650     17,121      3,664      2,583      0.40
   March 2001             50,637     14,201      1,622        950      0.15
   June 2001              55,728     16,872      1,912      1,669      0.26
                        $225,857    $65,295    $11,432    $ 8,097    $ 1.26


In the fourth quarter of fiscal 2001, the Company recorded a benefit related primarily to prior year state taxes and foreign tax credits.

The Company's Class A Common Stock is traded on the New York Stock Exchange.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 5 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 19, 2001, and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas R. Starrett            81      1995       Chairman and CEO and
                                                       Director

  Douglas A. Starrett            49      1995       President and Director

  George B. Webber               80      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  Anthony M. Aspin               48      2000       Vice President Sales

  Roger U. Wellington, Jr.       60      1984       Treasurer and Chief
                                                       Financial Officer and
                                                       Director

  Steven A. Wilcox               46      1997       Clerk

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

Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 6 through 11 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 19, 2001 and, except for the information under the captions "Compensation Committee Report," is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained on page 4 of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 19, 2001, and is hereby incorporated by reference.

(b)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on September 19, 2001, and is hereby incorporated by reference.

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

		    Consolidated Statements of Earnings and Cash Flows for the Three Years in the Period ended June 30, 2001

		    Consolidated Balance Sheets at June 30, 2001 and June 24, 2000

		    Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended June 30, 2001

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

	(10a)	$25,000,000 Revolving Credit Agreement dated as of June 13, 2000, among The L.S. Starrett Company and Fleet National Bank filed with
Form 10-K for the year ended June 24, 2000 is hereby incorporated by reference.

	(21)	Subsidiaries of the Registrant. See page 23.

	(23)	Independent Auditors' Consent. See page 24.































                                                                  Exhibit 21
THE L.S. STARRETT COMPANY AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT
JUNE 30, 2001

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

      The L.S. Starrett Company             Incorporated in           May 31
        Limited                               Scotland

      Starrett Industria e                  Incorporated in           May 31
        Comercio Ltda.                        Brazil

      Level Industries, Inc.                Incorporated in         Last Sat.
                                              Massachusetts          in June

      Starrett Tools (Suzhou) Co., Ltd.     Incorporated in          Dec. 31
                                              China

      Starrett Tools (Shanghai) Co., Ltd.   Incorporated in          Dec. 31
                                              China

      The L.S. Starrett Company of          Incorporated in          June 30
        Australia Pty. Ltd.                   Australia





















                                                                  Exhibit 23
INDEPENDENT AUDITORS' CONSENT


The L.S. Starrett Company

We consent to the incorporation by reference in the Registration Statements No. 33-55623, No. 333-12997 and No. 333-89965 of The L.S. Starrett Company,
all on Form S-8, of our report dated August 3, 2001, appearing in the Annual Report on Form 10-K of The L.S. Starrett Company for the year ended June 30, 2001.


S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 19, 2001













































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


Date:  September 19, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS R. STARRETT                    S/DOUGLAS A. STARRETT
Douglas R. Starrett, Sept. 19, 2001      Douglas A. Starrett, Sept. 19, 2001
Chairman and CEO and Director            President and Director


S/THOMAS E. MAHONEY                      S/WILLIAM S. HURLEY
Thomas E. Mahoney, Sept. 19, 2001        William S. Hurley, Sept. 19, 2001
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Sept. 19, 2001       George B. Webber, Sept. 19, 2001
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sept. 19, 2001        Roger U. Wellington,Jr.,Sept.19, 2001
Chief Accounting Officer                 Treasurer and Chief Financial Officer
                                           and Director