Form 10-Q
period 2001-09-29
STARRETT L S CO
filed 2001-11-13
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 29, 2001

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

                             YES  X  NO


Common Shares outstanding as of  September 29, 2001:

     Class A Common Shares      5,060,601

     Class B Common Shares      1,429,271




                                 Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Earnings and
                  Cash Flows - thirteen weeks ended
                  September 29, 2001 and September 23, 2000
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 29,
                  2001 (unaudited) and June 30, 2001                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 29,
                  2001 and  September 23, 2000 (unaudited)              5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 4.  Submission of Matters to a Vote of Security Holders      9

      Item 6.  Exhibits and reports on Form 8-K                         9


























                                 Page 2 of 9
                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Earnings and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                                           13 Weeks Ended
EARNINGS                                                  9/29/01  9/23/00

Net sales                                                  46,522   58,842
Cost of goods sold                                        (33,898) (41,741)
Selling and general                                       (11,886) (12,801)
Other income (expense)                                       (392)     (66)

Earnings before income taxes                                  346    4,234
Provision for federal, foreign and
      state income taxes                                       84    1,339

Net earnings                                                  262    2,895
Basic earnings per share                                      .04      .45
      Average outstanding shares used                       6,472    6,459
Diluted earnings per share                                    .04      .45
      Average outstanding shares used                       6,484    6,469
Dividends per share                                           .20      .20


CASH FLOWS

Cash flows from operating activities:
   Net earnings                                               262    2,895
   Noncash expenses:
      Depreciation and amortization                         2,977    2,949
      Deferred taxes                                          144      314
      Unrealized exchange losses                              312
   Working capital changes:
      Receivables                                           2,162   (3,197)
      Inventories                                          (1,957)  (3,786)
      Other assets and liabilities                            473    3,898
   Prepaid pension cost and other                            (628)    (322)

         Net cash from operations                           3,745    2,751

Cash flows from investing activities:
   Additions to plant and equipment                        (2,511)  (3,181)
   Short-term investments, net                                302      685

         Net cash used in investing                        (2,209)  (2,496)

Cash flows from financing activities:
   Short-term borrowing, net                                 (752)    (476)
   Common stock issued                                        740      800
   Treasury shares purchased                                  (93)  (1,032)
   Dividends                                               (1,279)  (1,289)

         Net cash used in financing                        (1,384)  (1,997)

Effect of exchange rate changes
      on cash                                                 (82)     104

Net increase (decrease) in cash                                70   (1,638)
Cash, beginning of period                                   1,945    2,008
Cash, end of period                                         2,015      370

               See notes to consolidated financial statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 29     June 30
                                                         2001        2001
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  2,015       1,945
   Investments                                           7,716       8,238
   Accounts receivable (less allowance for doubtful
         accounts of $2,011,000 and $1,976,000)         31,849      34,080
   Inventories:
      Finished goods                                    40,543      38,346
      Goods in process and finished parts               27,789      27,811
      Raw materials and supplies                        17,637      18,677
                                                        85,969      84,834
   Prepaid expenses, taxes and other current assets      3,095       5,830
                  Total current assets                 130,644     134,927

Property, plant and equipment, at cost (less
      accumulated depreciation of $76,101,000
      and $73,652,000)                                  74,480      75,205
Cost in excess of net assets acquired (less
      accumulated amortization of $4,014,000
      and $3,947,000)                                    6,287       6,354
Prepaid pension cost                                    31,692      30,953
Other assets                                             1,066       1,093
                                                       244,169     248,532


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  4,293       5,045
   Accounts payable and accrued expenses                12,388      14,358
   Accrued salaries and wages                            4,360       4,827
   Employee deposits, taxes payable and other              731         916
                  Total current liabilities             21,772      25,146

Deferred income taxes                                   15,422      15,218
Long-term debt                                           7,000       7,000
Accumulated postretirement medical benefit obligation   16,510      16,347
Stockholders' equity:
   Class A Common $1 par (20,000,000 shrs. auth.;
     5,060,601 outstanding at 9/29/01, excluding
     1,437,832 held in treasury; 5,017,569 outstanding
     at 6/30/01, excluding 1,470,544 held in treasury)   5,061       5,018
   Class B Common $1 par (10,000,000 shrs. auth.;
     1,429,271 outstanding at 9/29/01, excluding
     326,103 held in treasury; 1,440,006 outstanding
     at 6/30/01, excluding 325,688 held in treasury)     1,429       1,440
   Additional paid-in capital                           45,779      45,112
   Retained earnings reinvested and employed in
     the business                                      155,557     156,626
   Accumulated other comprehensive income              (24,361)    (23,375)
                  Total stockholders' equity           183,465     184,821
                                                       244,169     248,532




               See notes to consolidated financial statements
                                 Page 4 of 9
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 29, 2001 and September 23, 2000
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings Income(loss) Total


Balance June 24, 2000        6,473    43,273   155,846   (17,570)  188,022
Comprehensive income:
  Net earnings                                   2,895               2,895
  Unrealized net gain
    on investments                                            13        13
  Translation loss, net                                     (777)     (777)
Total comprehensive income                                           2,131
Dividends ($.20 per share)                      (1,289)             (1,289)
Treasury shares:
  Purchased                    (55)     (422)     (555)             (1,032)
  Issued                        43       757                           800


Balance September 23, 2000   6,461    43,608   156,897   (18,334)  188,632






Balance June 30, 2001        6,458    45,112   156,626   (23,375)  184,821
Comprehensive income:
  Net earnings                                     262                 262
  Unrealized net loss
    on investments                                          (145)     (145)
  Translation loss, net                                     (841)     (841)
Total comprehensive loss                                              (724)
Dividends ($.20 per share)                      (1,279)             (1,279)
Treasury shares:
  Purchased                     (5)      (36)      (52)                (93)
  Issued                        37       703                           740


Balance September 29, 2001   6,490    45,779   155,557   (24,361)  183,465













               See notes to consolidated financial statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 29, 2001 and June 30, 2001; the results of operations and cash flows for the thirteen weeks ended September 29, 2001 and September 23, 2000; and changes in stockholders' equity for the thirteen weeks ended September 29, 2001 and September 23, 2000.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 30, 2001, and these financial statements should be read in conjunction with said annual report.


The Company will adopt SFAS 142 as of June 30, 2002, the first day of fiscal 2003. SFAS 142 requires goodwill no longer be amortized, but instead tested for impairment annually or more frequently if certain indicators are present. Any goodwill impairment loss at transition is recognized as the cumulative effect of a change in accounting principle. The Company is required to complete the initial step of a transitional impairment test by December 28, 2002 and the final step by the end of fiscal 2003. As of September 29, 2001, goodwill amounted to $6.4 million and related annual amortization was $268,000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position or results of operations.

Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2001     2000

        Interest income                               157      242
        Interest expense and commitment fees         (162)    (175)
        Realized and unrealized exchange losses      (428)     (43)
        Other                                          41      (90)
                                                     (392)     (66)


Approximately 70% of all inventories are valued on the LIFO method. At September 29, 2001 and June 30, 2001, total inventories are $22,629,000 and $22,685,000 less, respectively, than if determined on a FIFO basis.


Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     2001      2001

        Note payable due 12/03, 8.3%                 4,000     4,000
        Revolving credit agreement                   3,000     3,000
                                                     7,000     7,000





                                 Page 6 of 9

                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Sales
Sales for the September quarter are down 21% compared to the corresponding quarter of a year ago. Domestic sales are down 19% and foreign sales are down 28%, although in local currency foreign sales are down 18%. The events of September 11 may have contributed to some of this decline, but worldwide economic conditions were affecting business even before that. The strong pound in the U.K. continues to adversely affect Scotland's business in terms of export pricing and import price competition.

Earnings Before Taxes
Pretax earnings in the quarter are down $3.9 million or 92%. Three quarters of the decrease can be attributed to our domestic operations. With the exception of $400,000 in unrealized exchange losses in Brazil due to the devaluation of their currency, the drop in earnings is directly attributable to the drop in sales.

Income Taxes
The effective income tax rate was 24% in the September quarter of 2001 and 32% in the prior year's corresponding quarter. The change comes about because pretax earnings are so close to breakeven in the first quarter of fiscal 2002 that permanent book/tax differences get exaggerated when converted to percentages.

Earnings per share
As a result of the above factors, earnings per share for the quarter are $.04 compared to $.45 a year ago, a drop of 91%.

Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2001 and September 2001, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net monetary assets in Scotland and Brazil total approximately $2 million. Inflation in Brazil has decreased to about 10% today from over 2000% in 1994 when its current economic plan was initiated. As a consequence, its economy ceased to be considered hyperinflationary as of January 1998.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $7,500,000 and debt of $11,300,000 at September 29, 2001) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2,200,000 by approximately $50,000.


                               Page 7 of 9
                       LIQUIDITY AND CAPITAL RESOURCES
                                                          13 Weeks Ended
                                                          9/29/01  9/23/00
   Cash provided by operations                             3,745    2,751
   Cash used in investing activities                      (2,209)  (2,496)
   Cash used in financing activities                      (1,384)  (1,997)
   Cash effect of translation rate changes                   (82)     104
      Net increase (decrease) in cash                         70   (1,638)

Despite the reduction in earnings, cash provided by operations increased, primarily due to the reduction in accounts receivable during this year's quarter compared to an increase in the prior year's quarter. A decrease in treasury share purchases accounted for the decrease in cash used in financing activities.

The Company maintains sufficient liquidity and has adequate resources, including lines of credit, to fund its operations and dividends under current business conditions. The Company continues to maintain a strong financial position with a working capital ratio of 6.0 to 1 as of September 29, 2001 and 5.4 to 1 as of June 30, 2001.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report, as well as the 2001 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

                      PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) A regular meeting of shareholders was held on September 19, 2001.
      (c) The following directors were elected:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
            A shares voting as separate class:
                 Richard B. Kennedy          4,131,532  422,999      N/A
            A and B shares voting together:
                 George B. Webber           15,832,693  807,648      N/A

 ITEM 6.  Exhibits and Reports on Form 8-K.

     None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)




Date   November 12, 2001                S/R.U.WELLINGTON, JR.
                                       R. U. Wellington, Jr. (Treasurer
                                         and Chief Financial Officer)


Date   November 12, 2001                S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)


                               Page 9 of 9