Form 10-Q
period 2001-12-29
STARRETT L S CO
filed 2002-02-11
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 29, 2001

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


                             YES  X   NO

Common Shares outstanding as of     December 29, 2001    :

     Class A Common Shares      5,087,735

     Class B Common Shares      1,428,532





                                Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations and
                  Cash Flows - thirteen and twenty-six
                  weeks ended December 29, 2001 and
                  December 23, 2000 (unaudited)                         3

                  Consolidated Balance Sheets - December 29,
                  2001 (unaudited) and June 30, 2001                    4

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 29, 2001 and December 23, 2000
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9



























                                 Page 2 of 9
                         THE L. S. STARRETT COMPANY
            Consolidated Statements of Operations and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended
OPERATIONS                            12/29/01 12/23/00  12/29/01 12/23/00

Net sales                               44,918   60,650    91,440  119,492
Cost of goods sold                     (34,819) (43,529)  (68,717) (85,270)
Selling and general                    (11,527) (13,298)  (23,413) (26,099)
Other income and expense                    10     (160)     (382)    (226)

Earnings (loss) before income taxes     (1,418)   3,663    (1,072)   7,897
Provision for federal, foreign and
      state income taxes                  (807)   1,080      (723)   2,419

Net earnings (loss)                       (611)   2,583      (349)   5,478
Basic earnings (loss) per share           (.09)     .40      (.05)     .85
      Average outstanding shares used    6,494    6,449     6,483    6,454
Diluted earnings (loss) per share         (.09)     .40      (.05)     .85
      Average outstanding shares used    6,494    6,457     6,483    6,463
Dividends per share                        .20      .20       .40      .40


CASH FLOWS

Cash flows from operating activities:
   Net earnings (loss),                   (611)   2,583      (349)   5,478
   Noncash expenses:
      Depreciation and amortization      3,011    2,909     5,988    5,858
      Deferred taxes                       372       38       516      352
      Unrealized exchange losses (gains)   (36)               276
   Working capital changes:
      Receivables                        3,283    2,501     5,445     (696)
      Inventories                        1,083     (564)     (874)  (4,350)
      Other assets and liabilities         272    1,283       745    5,181
   Prepaid pension cost and other         (590)    (404)   (1,218)    (726)

         Net cash from operations        6,784    8,346    10,529   11,097

Cash flows from investing activities:
   Additions to plant and equipment     (2,531)  (3,454)   (5,042)  (6,635)
   Change in short-term investments     (3,446)  (1,743)   (3,144)  (1,058)

         Net cash used in investing     (5,977)  (5,197)   (8,186)  (7,693)

Cash flows from financing activities:
   Short-term borrowings, net             (648)    (924)   (1,400)  (1,400)
   Common stock issued                     838      907     1,578    1,707
   Treasury shares purchased              (333)  (1,384)     (426)  (2,416)
   Dividends                            (1,295)  (1,283)   (2,574)  (2,572)

         Net cash used in financing     (1,438)  (2,684)   (2,822)  (4,681)

Translation rate change effect on cash      50       47       (32)     151

Net increase (decrease) in cash           (581)     512      (511)  (1,126)
Cash, beginning of period                2,015      370     1,945    2,008
Cash, end of period                      1,434      882     1,434      882

               See Notes to Consolidated Financial Statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Dec. 29     June 30
                                                         2001        2001
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  1,434       1,945
   Investments                                          11,093       8,238
   Accounts receivable (less allowance for doubtful
         accounts of $1,953,000 and $1,976,000)         28,468      34,080
   Inventories:
      Finished goods                                    38,526      38,346
      Goods in process and finished parts               28,724      27,811
      Raw materials and supplies                        17,483      18,677
                                                        84,733      84,834
   Prepaid expenses, taxes and other current assets      3,479       5,830

                  Total current assets                 129,207     134,927

Property, plant and equipment, at cost (less
      accumulated depreciation of $78,839,000
      and $73,652,000)                                  73,949      75,205
Cost in excess of net assets acquired (less
      accumulated amortization of $4,081,000
      and $3,947,000)                                    6,220       6,354
Prepaid pension cost                                    32,332      30,953
Other assets                                             1,040       1,093
                                                       242,748     248,532


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  3,645       5,045
   Accounts payable and accrued expenses                13,711      14,358
   Accrued salaries and wages                            4,004       4,827
   Employee deposits, taxes payable and other              465         916
                  Total current liabilities             21,825      25,146

Deferred income taxes                                   15,709      15,218
Long-term debt                                           7,000       7,000
Accumulated postretirement medical benefit obligation   16,506      16,347
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,087,735 outstanding on 12/29/01, excluding
        1,419,598 in treasury; 5,017,569 outstanding
        on 6/30/01, excluding 1,470,544 in treasury)     5,088       5,018
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,428,532 outstanding on 12/29/01, excluding
        330,575 in treasury; 1,440,006 outstanding
        on 6/30/01, excluding 325,688 in treasury)       1,429       1,440
      Additional paid-in capital                        46,463      45,112
      Retained earnings reinvested and employed in
            the business                               153,445     156,626
      Accumulated other comprehensive income           (24,717)    (23,375)
                  Total stockholders' equity           181,708     184,821
                                                       242,748     248,532


               See Notes to Consolidated Financial Statements
                                 Page 4 of 9
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Twenty-six Weeks Ended December 29, 2001 and December 23, 2000
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings    Income    Total

Balance June 24, 2000       6,473    43,273    155,846   (17,570)  188,022
Comprehensive income:
  Net earnings                                   5,478               5,478
  Unrealized net gain
    on investments                                            39        39
  Translation loss, net                                   (2,624)   (2,624)
Total Comprehensive income                                           2,893
Dividends ($.40)                                (2,572)             (2,572)
Treasury shares:
  Purchased                  (126)     (937)    (1,353)             (2,416)
  Issued                       88     1,599                          1,687
Options exercised               1        19                             20

Balance Dec. 23, 2000        6,436    43,954   157,399   (20,155)  187,634






Balance June 30, 2001        6,458    45,112   156,626   (23,375)  184,821
Comprehensive income:
  Net earnings (loss)                             (349)               (349)
  Unrealized net losses
    on investments                                          (250)     (250)
  Translation loss, net                                   (1,092)   (1,092)
Total comprehensive income                                          (1,691)
Dividends ($.40)                                (2,574)             (2,574)
Treasury shares:
  Purchased                    (21)     (147)     (258)               (426)
  Issued                        67     1,286                         1,353
Options exercised               13       212                           225

Balance Dec. 29, 2001        6,517    46,463   153,445   (24,717)  181,708













               See Notes to Consolidated Financial Statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 29, 2001 and June 30, 2001; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 29, 2001 and December 23, 2000; and changes in stockholders' equity for the twenty-six weeks ended December 29, 2001 and December 23, 2000.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 30, 2001, and these financial statements should be read in conjunction with said annual report.

The Company will adopt SFAS 142 as of June 30, 2002, the first day of fiscal 2003. SFAS 142 requires goodwill no longer be amortized, but instead tested for impairment annually or more frequently if certain indicators are present. Any goodwill impairment loss at transition is recognized as the cumulative effect of a change in accounting principle. The Company is required to complete the initial step of a transitional impairment test by December 28, 2002 and the final step by the end of fiscal 2003. As of December 29, 2001, goodwill amounted to $6.2 million and related annual amortization was $268,000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position or results of operations.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       2001     2000      2001     2000

      Interest income                  201      230       358      472
      Interest expense and com-
        mitment fees                  (144)    (178)     (306)    (353)
      Realized and unrealized
        exchange gains (losses)         28     (129)     (400)    (172)
      Other                            (75)     (83)      (34)    (173)
                                        10     (160)     (382)    (226)


Approximately 70% of all inventories are valued on the LIFO method. At December 29, 2001, and June 30, 2001, total inventories are $22,738,000 and $22,685,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                              December      June
                                                2001        2001

            Note payable due 12/03, 5.6%        4,000       4,000
            Revolving credit agreement          3,000       3,000
                                                7,000       7,000






                                 Page 6 of 9
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            RESULTS OF OPERATIONS

Sales
Total Company sales for the December quarter are down 26% compared to the corresponding quarter of a year ago. For the six months year to date, sales are down 23% compared to the prior year. Domestic sales are down 25% for the quarter and 22% year to date. Foreign sales are down 23% for the quarter and 25% year to date, although in local currency the drop is half that much. The events of September 11 may have contributed indirectly to some of this decline, but worldwide economic conditions have been affecting business for some time, particularly during the last two quarters. The strong pound in the U.K. continues to adversely affect Scotland's business in terms of export pricing and import price competition.

Earnings Before Taxes
Pretax earnings (loss)are down $5.1 million in the quarter and $9.0 year to date and as a percent of sales represent a pretax loss of 3% and 1%, respectively. Pretax earnings in the comparable prior year periods were 6% and 7% of sales. Three quarters of the decrease, both in the quarter and year to date, comes from our domestic operations. The decrease is almost entirely attributable to the drop in sales and reduced factory hours, although $400,000 in exchange losses in Brazil during the first quarter of fiscal 2002 and $300,000 in unexpected bad debt losses during the second quarter also contributed to the decrease. Selling and general expenses have been reduced, but not quite as much as sales.

Income Taxes
The effective income tax rate was 57% in the December quarter and 67% year to date. This compares to 30% and 31% in the prior year. The change comes about because pretax earnings (loss) are so close to breakeven in both quarters of fiscal 2002 that permanent book/tax differences get exaggerated when converted to percentages and because the least profitable operations during the current year have been in the jurisdictions with the highest tax rates.

Earnings (loss) per share
As a result of the above factors, earnings (loss) per share for the quarter are $(.09) and year to date are $(.05). This compares to $.40 and $.85 a year ago.

Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2001 and December 2001, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net local currency monetary assets in Scotland and Brazil are less than $1 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $10,300,000 and debt of $10,600,000 at December 29, 2001) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2,200,000 by approximately $50,000.

                        LIQUIDITY AND CAPITAL RESOURCES

                                           13 Weeks Ended     26 Weeks Ended
                                          12/29/01 12/23/00  12/29/01 12/23/00
   Cash provided by operations              6,784    8,346    10,529   11,097
   Cash used in investing activities       (5,977)  (5,197)   (8,186)  (7,693)
   Cash used in financing activities       (1,438)  (2,684)   (2,822)  (4,681)
   Cash effect of translation rate changes     50       47       (32)     151
      Net increase (decrease) in cash        (581)     512      (511)  (1,126)

Cash provided by operations decreased, both in the quarterly and year to date comparisons, but not nearly as much as earnings. This was primarily due to the reduction in working capital requirements related to the decrease in activity. A decrease in treasury share purchases accounted for the decrease in cash used in financing activities.

The Company has sufficient liquidity and has adequate resources, including lines of credit, to fund its operations in the near term. The Company continues to maintain a strong financial position with a working capital ratio of 5.9 to 1 as of December 29, 2001 and 5.4 to 1 as of June 30, 2001. Although cutbacks have been made, the Company has to date tried to maintain its skilled workforce and dividend levels, despite the downturn in the industrial manufacturing sector. If economic conditions do not improve, however, and the Company continues to sustain losses at the current rate, additional steps may have to be taken in order to maintain liquidity, including further workforce reductions and/or reducing or eliminating the dividend.

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

Risks Related to Adoption of the Euro: The new European currency (the Euro) began being used by the eleven participating European countries January 1, 1999. Although the United Kingdom is not currently a Euro country, theCompany's Scottish subsidiary does a significant amount of business with Euro countries. Management believes it has the necessary systems and business processes to deal with what is, in effect, one more foreign currency. There can be no assurance, however, that there will not be unforeseen economic effects of this change that affect the Company's business. Indeed, the current weakness of the euro as compared to the British pound and U.S. dollar has had an adverse impact on the Company's sales and margins on business done with Euro countries.

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   February 11, 2002                 S/R.U.WELLINGTON, JR.
                                   R. U. Wellington, Jr. (Vice President,
                                   Treasurer and Chief Financial Officer)

Date   February 11, 2002                     S/S.G.THOMSON
                                 S. G. Thomson (Chief Accounting Officer)