Form 10-Q
period 2002-03-30
STARRETT L S CO
filed 2002-05-13
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 30, 2002

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


                             YES  X  NO

Common Shares outstanding as of March 30, 2002:

     Class A Common Shares      5,102,212

     Class B Common Shares      1,414,868






                                 Page 1 of 9
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations and
                  Cash Flows - thirteen and thirty-nine
                  weeks ended  March 30, 2002 and
                  March 24, 2001 (unaudited)                            3

                  Consolidated Balance Sheets - March 30,
                  2002 (unaudited) and June 30, 2001                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 30, 2002 and  March 24, 2001
                  (unaudited)                                           5

                  Notes to Consolidated Financial Statements            6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-9



Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         9



























                                 Page 2 of 9
                         THE L. S. STARRETT COMPANY
             Consolidated Statements of Operations and Cash Flows
         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     39 Weeks Ended
                                       3/30/02  3/24/01   3/30/02  3/24/01
OPERATIONS
Net sales                               45,419   50,638   136,859  170,130
Cost of goods sold                     (35,380) (36,437) (104,097)(121,707)
Selling and general                    (11,294) (12,361)  (34,707) (38,460)
Other income and (expense)                 127     (217)     (255)    (443)

Earnings (loss) before income taxes     (1,128)   1,623    (2,200)   9,520
Provision for federal, foreign and
      state income taxes                  (666)     673    (1,389)   3,092

Net earnings (loss)                       (462)     950      (811)   6,428
Basic earnings (loss) per share           (.07)     .15      (.12)    1.00
      Average shares used                6,513    6,436     6,493    6,448
Diluted earnings (loss) per share         (.07)     .15      (.12)    1.00
      Average shares used                6,513    6,451     6,493    6,459
Dividends per share                        .20      .20       .60      .60

CASH FLOWS
Cash flows from operating activities:
   Net earnings (loss)                    (462)     950      (811)   6,428
   Noncash expenses:
      Depreciation and amortization      2,961    2,949     8,949    8,807
      Deferred taxes                       (38)    (342)      478       10
      Unrealized exchange losses (gains)  (295)     175       (19)     175
      Retirement benefits                 (496)    (665)   (1,712)  (1,424)
   Working capital changes:
      Receivables                       (3,945)   3,915     1,500    3,219
      Inventories                        3,523   (2,035)    2,649   (6,385)
      Other assets and liabilities      (1,482)     115      (737)   5,296
   Other                                   237      433       235      466

         Net cash from operations            3    5,495    10,532   16,592

Cash flows from investing activities:
   Additions to plant and equipment     (2,578)  (3,281)   (7,620)  (9,916)
   Change in short-term investments      3,083   (3,945)      (61)  (5,003)

         Net cash used in investing        505   (7,226)   (7,681) (14,919)

Cash flows from financing activities:
   Short-term borrowings(repayments),net   363   (1,066)   (1,037)  (2,466)
   Long-term borrowings                           4,000              4,000
   Common stock issued                     533      743     2,111    2,450
   Treasury shares purchased              (498)    (567)     (924)  (2,983)
   Dividends                            (1,300)  (1,286)   (3,874)  (3,858)

         Net cash used in financing       (902)   1,824    (3,724)  (2,857)

Effect of translation rate changes
      on cash                               24      (40)       (8)     111
Net increase (decrease) in cash           (370)      53      (881)  (1,073)
Cash, beginning of period                1,434      882     1,945    2,008
Cash, end of period                      1,064      935     1,064      935

               See notes to consolidated financial statements
                                 Page 3 of 9
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                      March 30     June 30
                                                         2002        2001
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  1,064       1,945
   Investments                                           8,156       8,238
   Accounts receivable (less allowance for doubtful
         accounts of $1,926,000 and $1,976,000)         32,639      34,080
   Inventories:
      Finished goods                                    37,092      38,346
      Goods in process and finished parts               27,365      27,811
      Raw materials and supplies                        17,642      18,677
                                                        82,099      84,834
   Prepaid expenses, taxes and other current assets      5,044       5,830

                  Total current assets                 129,002     134,927

Property, plant and equipment, at cost (less
      accumulated depreciation of $82,045,000
      and $73,652,000)                                  74,026      75,205
Cost in excess of net assets acquired (less
      accumulated amortization of $4,149,000
      and $3,947,000)                                    6,153       6,354
Prepaid pension cost                                    32,939      30,953
Other assets                                               821       1,093
                                                       242,941     248,532


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  4,008       5,045
   Accounts payable and accrued expenses                13,913      14,358
   Accrued salaries and wages                            3,899       4,827
   Employee deposits, taxes payable and other              516         916
                  Total current liabilities             22,336      25,146

Deferred income taxes                                   15,953      15,218
Long-term debt                                           7,000       7,000
Accumulated postretirement medical benefit obligation   16,608      16,347
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,102,212 outstanding on 3/30/02, excluding
        1,417,341 in treasury; 5,017,569 outstanding
        on 6/30/01, excluding 1,470,544 in treasury)     5,102       5,018
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,414,868 outstanding on 3/30/02, excluding
        332,019 in treasury; 1,440,006 outstanding
        on 6/30/01, excluding 325,688 in treasury)       1,415       1,440
      Additional paid-in capital                        46,779      45,112
      Retained earnings reinvested and employed in
            the business                               151,402     156,626
      Accumulated other comprehensive income           (23,654)    (23,375)
                  Total stockholders' equity           181,044     184,821
                                                       242,941     248,532

                See Notes to Consolidated Financial Statements
                                 Page 4 of 9

                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
      For the Thirty-nine Weeks Ended March 30, 2002 and March 24, 2001
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings   Income     Total

Balance June 24, 2000        6,473    43,273   155,846   (17,570)  188,022
Comprehensive income:
  Net earnings                                   6,428               6,428
  Unrealized net gains
    on investments                                            39        39
  Translation loss, net                                   (3,176)   (3,176)
Total comprehensive income                                           3,291
Dividends ($.60)                                (3,858)             (3,858)
Treasury shares:
  Purchased                   (151)   (1,130)   (1,702)             (2,983)
  Issued                       124     2,306                         2,430
Options exercised                1        19                            20

Balance March 24, 2001       6,447    44,468   156,714   (20,707)  186,922




Balance June 30, 2001        6,458    45,112   156,626   (23,375)  184,821
Comprehensive income:
  Net loss                                         (811)              (811)
  Unrealized net losses
    on investments                                          (239)     (239)
  Translation loss, net                                      (40)      (40)
Total comprehensive loss                                            (1,090)
Dividends ($.60)                                (3,874)             (3,874)
Treasury shares:
  Purchased                    (46)     (339)     (539)               (924)
  Issued                        92     1,794                         1,886
Options exercised               13       212                           225

Balance March 30, 2002       6,517    46,779   151,402   (23,654)  181,044









               See Notes to Consolidated Financial Statements
                                 Page 5 of 9
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 30, 2002 and June 30, 2001; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 30, 2002 and March 24, 2001; and changes in stockholders' equity for the thirty-nine weeks ended March 30, 2002 and March 24, 2001.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on form 10-K for the year ended June 30, 2001, and these financial statements should be read in conjunction with said annual report.

The Company will adopt SFAS 142 as of June 30, 2002, the first day of fiscal 2003. SFAS 142 requires goodwill no longer be amortized, but instead tested for impairment annually or more frequently if certain indicators are present. Any goodwill impairment loss at transition is recognized as the cumulative effect of a change in accounting principle. The Company is required to complete the initial step of a transitional impairment test by December 28, 2002 and the final step by the end of fiscal 2003. As of March 30, 2002, goodwill amounted to $6.2 million and related annual amortization was $268,000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position or results of operations.

Included in investments at March 30, 2002 is $2 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments are used as part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are liquid and carry no early redemption penalties and are, therefore, classified as current assets.

Other income (expense) is comprised of the following (in thousands):

                                          Thirteen Weeks    Thirty-nine Weeks
                                            Ended March        Ended March
                                            2002     2001      2002     2001

  Interest income                           135      267       493      739
  Interest expense and commitment fees (95) (178) (401) (531) Realized and unrealized exchange
      gains (losses)                        307     (207)      (93)    (379)
  Other                                    (220)     (99)     (254)    (272)
                                            127     (217)     (255)    (443)

Approximately 70% of all inventories are valued on the LIFO method. At March 30, 2002, and June 30, 2001, total inventories are $22,847,000 and $22,685,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):
                                                March       June
                                                2002        2001

            Term loan due Dec. 2003             4,000       4,000
            Revolving credit agreement          3,000       3,000
                                                7,000       7,000


                                 Page 6 of 9
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
Sales
Total Company sales for the March quarter are down 10% compared to the corresponding quarter of a year ago. For the nine months year to date, sales are down 20% compared to the prior year. Domestic sales are down 12% for the quarter and 19% year to date. Foreign sales are down 11% for the quarter and 21% year to date, although in local currency foreign sales are actually up 1% for the quarter and down only 10% year to date. Worldwide economic conditions continue to adversely affect business, particularly during the last three quarters. The strong pound in the U.K. continues to adversely affect The Company's Scottish subsidiary in terms of export pricing and import price competition.

Earnings (Loss) Before Taxes
Pretax earnings (loss) are down $2.8 million in the quarter and $11.7 year to date and as a percent of sales represent a pretax loss of 2.5% and 1.6%, respectively. Pretax earnings in the comparable prior year periods were 3.2% and 5.6% of sales. The decrease in pretax earnings, both in the quarter and year to date, is a result of the lower domestic sales mentioned above and the reduced gross margins that are attributable to the drop in sales and production levels. Production levels are currently lower than sales as we try to reduce inventories. The March quarter comparison benefitted from approximately $300,000 in translation gains as Brazil's currency strengthened. In the year to date comparison, these gains are offset by a similar level of translation losses during the first quarter of fiscal 2002. Selling and general expenses have been reduced approximately 10% in the quarter and year to date comparisons. About one third of these reductions is the result of exchange rate changes in Brazil.

Income Taxes
The effective income tax rate was 59% in the March quarter and 63% year to date. This compares to 41% and 32% in the prior year. The change comes about because pretax earnings (loss) are so close to breakeven in fiscal 2002 that permanent book/tax differences get exaggerated when converted to percentages and because the least profitable operations during the current year have been in the jurisdictions with the highest tax rates.

Earnings (loss) per share
As a result of the above factors, earnings (loss) per share for the quarter are $(.07) and year to date are $(.12). This compares to $.15 and $1.00 a year ago.

Market Risk
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2001 and March 2002, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. In addition, the Company does not enter into long-term supply contracts with either fixed prices or quantities.

The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net local currency monetary assets in Scotland and Brazil are less than $1 million.

A 10% change in interest rates would not have a significant impact on the
                                 Page 7 of 9
aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $5,800,000 and debt of $11,000,000 at March 30, 2002) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $3,400,000 by approximately $25,000.

                        LIQUIDITY AND CAPITAL RESOURCES

                                           13 Weeks Ended     39 Weeks Ended
                                           3/30/02  3/24/01   3/30/02  3/24/01
   Cash provided by operations                  3    5,495    10,532   16,592
   Cash used in investing activities          505   (7,226)   (7,681) (14,919)
   Cash used in financing activities         (902)   1,824    (3,724)  (2,857)
   Cash effect of translation rate changes     24      (40)       (8)     111
      Net increase (decrease) in cash        (370)      53      (881)  (1,073)

Cash provided by operations decreased, both in the quarterly and year to date comparisons. The decrease in the year to date comparison is mostly accounted for by the decrease in earnings as working capital account changes generally offset each other. In the quarterly comparison, however, an increase in receivables due to extended terms for a major customer contributed to the decrease in cash. "Retirement benefits" under noncash expenses in the detailed cash flow statement on page 3 shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $500,000 of noncash income per quarter ($250,000 of accrual basis income) (see the footnotes to the Company's 2001 annual report for more detail). Cash used in investing activities tends to offset cash provided from operations as excess funds get temporarily invested. However, reduced fixed asset investments have also contributed to the quarter and year to date drop. Cash from financing activities decreased in the quarter and year to date comparisons due to less borrowing, but this was offset in the year to date comparison by a decrease in treasury share purchases.

The Company has sufficient liquidity and has adequate resources, including lines of credit, to fund its operations in the near term. The Company continues to maintain a strong financial position with a working capital ratio of 5.8 to 1 as of March 30, 2002 and 5.4 to 1 as of June 30, 2001. Although many cutbacks have been made, the Company has maintained its core skilled workforce and dividend levels, despite the downturn in the industrial manufacturing sector. If economic conditions do not improve, however, and the Company continues to sustain losses at the current rate, additional steps will have to be taken in order to maintain liquidity, including further workforce reductions and/or reducing or eliminating the dividend.


                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report, as well as the 2001 Annual Report, including the Chairman's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:
                                 Page 8 of 9
Risks Related to Technology: Although the Company's strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to the Euro: The United Kingdom has not adopted the euro and the Company's Scottish subsidiary transacts a significant amount of business with euro countries. There can be no assurance that this situation will not result in unforseen economic conditions that affect the Company's business. Indeed, the current weakness of the euro as compared to the British pound and U.S. dollar has had an adverse impact on the Company's sales and margins on business done with euro countries.

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date:  May 13, 2002                      S/R.U.WELLINGTON, JR.          _
                                   R. U. Wellington, Jr. (Vice President,
                                   Treasurer and Chief Financial Officer)

Date:  May 13, 2002                          S/S.G.THOMSON              _
                                 S. G. Thomson (Chief Accounting Officer)

                                 Page 9 of 9