Form 10-K
period 2002-06-29
STARRETT L S CO
filed 2002-08-16
CIK 93676

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                       FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended JUNE 29, 2002          Commission File No.  1-367

                      THE L.S. STARRETT COMPANY
           (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        978-249-3551

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          Yes      No  X

The Registrant had 5,154,160 and 1,390,621 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on July 26, 2002. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $155,000,000.

The exhibit index is located on page 22.

Documents incorporated by reference

Definitive Proxy Statement dated August 16, 2002 - Part III





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

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily to distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-your-selfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounted for approximately 14% of the Company's sales in fiscal 2002.

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

At June 29, 2002, the Company had 2,309 employees, approximately 70% of whom were domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 29, 2002, there were no material changes in the Company's competitive position. During recent years, changes in the volume of sales of the Company have, in general, corresponded with changes throughout the industry. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. A subsidiary in Australia and a subsidiary in Germany are engaged in distribution of the Company's products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's fiscal 2002 financial statements under the caption "OPERATING DATA" found in item 8 of this Form 10-K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $76,622,000 at June 29, 2002, and $84,834,000 at June 30, 2001. The Company uses the last-in, first-out (LIFO) method of valuing most inventories, which results in more realistic operating costs and profits. Inventory amounts are $23,835,000 and $22,685,000 lower, respectively, than if determined on a first-in, first-out (FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 2002, 2001 and 2000 were approximately $2,727,000, $2,663,000 and $3,111,000, respectively, all of which was expensed in the Company's financial statements.

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

The Company-owned facility in Mt. Airy, North Carolina consists of two buildings totaling approximately 356,000 square feet. It is occupied by the Company's Saw Division, Granite Surface Plate Division, Coordinate Measuring Machine/Optical Comparator Division, and Ground Flat Stock Division.

The Company's Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 173,000 square foot building. In addition, this division leases 35,000 square feet of manufacturing space in Mayaguez, Puerto Rico.

The Company's Exact Level Division is located in Alum Bank, Pennsylvania and owns and occupies a 50,000 square foot building.

The Company's subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company's subsidiary in Jedburgh, Scotland owns and occupies a 187,000 square foot building and also a 33,000 square foot building in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. Two wholly owned subsidiaries in the Shanghai area of the People's Republic of China lease approximately 40,000 square feet and 2,000 square feet.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2002.


PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company's Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 26, 2002, there were 1,997 registered holders of Class A common stock and 1,682 registered holders of Class B common stock.


     Quarter ended                    Dividends            High       Low
	September 2000                   $ 0.20           $ 19.44    $ 16.88
	December 2000                      0.20             22.94      16.69
	March 2001                         0.20             23.85      19.75
	June 2001                          0.20             22.74      17.45

	September 2001                     0.20             20.85      18.00
	December 2001                      0.20             21.15      18.95
	March 2002                         0.20             21.82      19.00
	June 2002                          0.20             25.25      21.20


Item 6 - Selected Financial Data

                             Years ended in June ($000 except per share data)
                               2002      2001      2000      1999      1998
Net sales                   $184,346  $225,857  $235,169  $232,385  $262,340
Net earnings(loss)              (380)    8,097    11,489    16,696    23,009
Basic earnings(loss)per share  (0.06)     1.26      1.73      2.44      3.34
Diluted earnings(loss)per shr. (0.06)     1.25      1.73      2.44      3.33
Long-term debt                 7,000     7,000     3,000     3,300     3,900
Total assets                 239,097   248,532   250,418   245,728   250,263
Dividends per share             0.80      0.80      0.80      0.80      0.77

Items 7 and 7A- Management's Discussion and Analysis of Financial Condition
                and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

SALES
Sales decreased 18% in fiscal 2002 following a 4% decrease in fiscal 2001. The 2002 decrease is both domestic and foreign, 18% and 20%, respectively, although foreign sales were only down 10% in fiscal 2002 when measured in local currencies. In fiscal 2001, the 4% decrease was made up of a 5% decrease on the domestic side and a 1% decrease on the foreign side (7% increase in local currencies). Worldwide economic conditions continue to adversely affect business, although fourth quarter 2002 sales were not down as much (15%) as year to date. For the past three years, sales of our Scotland subsidiary have been adversely affected by the weak euro as compared to the British pound, which hurts business in terms of export pricing and import price competition. The devaluation of Brazil's currency accounts for about 1/4 of the current year's overall sales decrease of 18%. The current year decrease in domestic sales reflects the weak U.S. industrial manufacturing sector.

EARNINGS (LOSS) BEFORE TAXES
Primarily because of sales volume, pretax earnings dropped $12.7 million in 2002 to a loss of $(1.2) million. 2001 sales were 34% below 2000. Cost of sales was 75.6% in 2002, 71.1% in 2001, and 71.7% in 2000. Changes in these rates are mainly impacted by the manufacturing efficiencies that are gained or lost as a result of increased or decreased production levels, but also by pricing, product mix, and overhead spending. The cost of sales percent was adversely affected in 2002 by production levels about 5% lower than sales levels. Production levels were about 5% higher than sales in 2001. Selling and general expenses were reduced 12% in 2002 but as a percent of sales increased slightly from 23.1% to 24.9% because sales dropped more. In 2001, selling and general expenses actually increased despite the slight drop in sales due to increased expenditures on advertising, information technology, and employee benefits. Although fringe benefit costs were favorably affected in 2002 ($800,000) due to our overfunded pension plan, this was offset by nonrecurring employee severence costs ($600,000), warranty expenses ($700,000), and bad debts ($400,000).

INCOME TAXES
The effective income tax rate was 69% in 2002 compared to 29% in 2001 and 33% in 2000. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 39%. The current year's rate is not easily compared to the prior years because pretax earnings are so close to breakeven that permanent book/tax differences get exaggerated when converted to percentages. Nonrecurring permanent differences between book and taxable income for dividends paid from Brazil to the U.S. in 2001 and 2000 reduced Brazil's effective tax rate substantially when reported in U.S. dollars. We were unable to utilize and record the U.S. tax benefit of the foreign tax credits generated by the 2002 Brazil dividend and this caused our overall tax provision to be $700,000 higher when compared to 2001 and 2000. On the other hand, this is offset by the mix of income in 2002, with the more profitable divisions being in the jurisdictions with the lowest tax rates. Higher than usual foreign tax credits and a refund of prior year state taxes caused the 2001 overall rate to be lower than in 2000.




EARNINGS (LOSS) PER SHARE
As a result of the above, earnings (loss) per share were $(0.06) in fiscal 2002, $1.26 in 2001, and $1.73 in 2000.


MARKET RISK
Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2002 and 2001, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $5 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $8,600,000 and debt of $8,000,000 at June 29, 2002) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $3,500,000 by $25,000.

LIQUIDITY AND CAPITAL RESOURCES
                                                Years ended In June ($000)
                                             2002         2001          2000
Cash provided by operations                $17,700      $12,499       $18,822
Cash used in investing activities          (10,451)      (9,496)       (9,267)
Cash used in financing activities           (7,435)      (3,138)       (7,892)

Cash flows from operating activities increased $5 million from 2001, and in 2001 decreased $6 million from 2000. In 2002, decreasing inventories offset the drop in earnings. Increasing inventories was the main reason for the reduced cash flow from operations in 2001. "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total generated approximately $2.2, $1.4, and $2.9 million of noncash income in 2002, 2001, and 2000 ($.4, ($.9), and $.5 million, respectively, of accrual basis income (expense)).

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Plant expenditures of $8 million in 2002 were well below the $13 million and $14 million expended in 2001 and 2000 because of the need to conserve cash and because our multi-year information technology improvement project was essentially completed at the end of 2001.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares. Treasury share purchases were $1.8 million in 2002 compared to $3.8 million in 2001 and $9.0 million in 2000. Borrowings decreased $4.1 million in 2002 while increasing $2.4 million in 2001 and $2.8 million in 2000.

The Company maintains sufficient liquidity and has the resources to fund its operations in the near term. If economic conditions do not improve and the Company continues to sustain losses, additional steps will have to be taken in order to maintain liquidity, including further workforce reductions and/or reducing or eliminating dividends. The Company maintains a $25 million line of credit but has not made significant borrowings under it during the past three years. The Company has a working capital ratio of 6.7 to 1 as of June 29, 2002 versus 5.4 to 1 as of June 30, 2001. Cash not immediately required for working capital is invested in high grade debt instruments as explained in the accounting policies footnote. Certain cash and investment balances of foreign subsidiaries may not be repatriated without adverse tax consequences and in certain cases may be subject to regulatory restriction.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the 2002 Annual Report, including the President's letter to stockholders, include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Technology: Although the Company's strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to the Euro: The United Kingdom has not adopted the euro and the Company's Scottish subsidiary transacts a significant amount of business with euro countries. There can be no assurance that this situation will not result in unforseen economic conditions that affect the Company's business. Indeed, the weakness of the euro as compared to the British pound has had an adverse impact on the Company's sales and margins on business done with euro countries.

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

Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                         9

   Consolidated Statements of Operations and Cash Flows                  10

   Consolidated Balance Sheets                                           11

   Consolidated Statements of Stockholders' Equity                       12

   Notes to Consolidated Financial Statements                          13-19
















































INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 29, 2002 and June 30 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 2, 2002


























                         THE L.S. STARRETT COMPANY
             Consolidated Statements of Operations and Cash Flows
  For the years ended in June (in thousands of dollars except per share data)

                                                2002       2001        2000
OPERATIONS
Net sales                                     $184,346   $225,857   $235,169
Cost of goods sold                            (139,413)  (160,562)  (168,648)
Selling, general and administrative expense    (45,945)   (52,223)   (49,788)
Other income and expense                          (217)    (1,640)       496

Earnings (loss) before income taxes             (1,229)    11,432     17,229
Income taxes (benefit)                            (849)     3,335      5,740

Net earnings (loss)                           $   (380)  $  8,097   $ 11,489
Basic earnings (loss) per share, based on
   average outstanding shares of
   6,500,026, 6,446,457 and 6,645,019         $  (0.06)  $   1.26   $   1.73
Diluted earnings (loss) per share, based on
   average outstanding shares of
   6,500,026, 6,457,554 and 6,652,796         $  (0.06)  $   1.25   $   1.73


CASH FLOWS
Cash flows from operating activities:
   Net earnings (loss)                        $   (380)  $  8,097   $ 11,489
   Noncash expenses:
     Depreciation and amortization              11,741     11,662     11,380
     Deferred taxes                                561         97      2,108
     Unrealized translation losses                 263        748
     Retirement Benefits                        (2,170)    (1,396)    (2,916)
   Working capital changes:
     Receivables                                 1,664        707     (1,189)
     Inventories                                 7,656     (9,261)    (3,357)
     Other current assets and liabilities       (1,862)     1,665      1,293
   Other                                           227        180         14
     Net cash from operating activities         17,700     12,499     18,822
Cash flows from investing activities:
   Additions to plant and equipment             (8,028)   (13,198)   (13,974)
   Decrease (increase) in investments           (2,423)     3,702      4,707
     Net cash used in investing activities     (10,451)    (9,496)    (9,267)
Cash flows from financing activities:
   Short-term borrowing, net                    (4,050)    (1,645)     3,090
   Long-term borrowings (repayments)                        4,000       (300)
   Common stock issued                           3,598      3,444      3,665
   Treasury shares purchased                    (1,796)    (3,792)    (9,045)
   Dividends                                    (5,187)    (5,145)    (5,302)
     Net cash used in financing activities      (7,435)    (3,138)    (7,892)
Effect of translation rate changes on cash         (87)        72         74
Net increase (decrease) in cash                   (273)       (63)     1,737
Cash beginning of year                           1,945      2,008        271
Cash end of year                              $  1,672   $  1,945   $  2,008

Supplemental cash flow information:
   Interest paid                              $    695   $    950   $    844
   Taxes paid, net                            $   (725)  $  1,688   $  4,190



                See notes to consolidated financial statements


                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                         June 29     June 30
ASSETS                                                     2002        2001
Current assets:
   Cash                                                 $  1,672    $  1,945
   Investments                                            10,479       8,238
   Accounts receivable (less allowance for doubtful
     accounts of $1,790,000 and $1,976,000)               32,391      34,080
   Inventories:
       Raw materials and supplies                         17,228      18,677
       Goods in process and finished parts                24,632      27,811
       Finished goods                                     34,762      38,346
         Total inventories                                76,622      84,834
   Prepaid expenses, taxes and other current assets        5,903       5,830
     Total current assets                                127,067     134,927

Property, plant and equipment, at cost:
   Land                                                    1,893       1,902
   Buildings (less accumulated depreciation of
     $17,151,000 and $16,469,000)                         22,698      23,272
   Machinery and equipment (less accumulated
     depreciation of $61,813,000 and $57,142,000)         46,839      50,031
     Total property, plant and equipment                  71,430      75,205

Cost in excess of net assets acquired (less accumu-
   lated amortization of $4,216,000 and $3,947,000)        6,086       6,354
Prepaid pension cost                                      33,651      30,953
Other assets                                                 863       1,093
                                                        $239,097    $248,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $    996    $  5,045
   Accounts payable and accrued expenses                  13,472      14,358
   Accrued salaries and wages                              4,163       4,827
   Other                                                     402         916
     Total current liabilities                            19,033      25,146

Deferred income taxes                                     16,012      15,218
Long-term debt                                             7,000       7,000
Accumulated postretirement benefit obligation             16,711      16,347
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     5,147,201 outstanding in 2002, excluding
     1,397,659 held in treasury; 5,017,569 outstanding
     in 2001, excluding 1,470,544 held in treasury)        5,147       5,018
   Class B common stock $1 par (10,000,000 shrs. auth.;
     1,397,480 outstanding in 2002, excluding
     332,019 held in treasury; 1,440,006 outstanding
     in 2001, excluding 325,688 held in treasury)          1,397       1,440
   Additional paid-in capital                             47,858      45,112
   Retained earnings reinvested and employed in
     the business                                        150,029     156,626
   Accumulated other comprehensive income (loss)         (24,090)    (23,375)
     Total stockholders' equity                          180,341     184,821
                                                        $239,097    $248,532


                See notes to consolidated financial statements
                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 2000 through 2002
                               (in thousands)

                         Common       Addi-            Accumulated
                       Stock Out-    tional             Other Com-
                        standing    Paid-in   Retained  prehensive
                        ($1 Par)    Capital   Earnings Income(loss)   Total

Balance, June 26, 1999  $  6,706   $ 42,730   $155,349  $ (14,749)  $190,036
Comprehensive income:
   Net earnings                                 11,489                11,489
   Unrealized net loss
      on investments                                         (113)      (113)
   Translation loss, net                                   (2,708)    (2,708)
Total comprehensive income                                             8,668
Dividends ($0.80 per share)                     (5,302)               (5,302)
Treasury shares:
   Purchased                (399)    (2,956)    (5,690)               (9,045)
   Issued                    161      3,400                            3,561
Options exercised              5         99                              104

Balance, June 24, 2000     6,473     43,273    155,846    (17,570)   188,022
Comprehensive income:
   Net earnings                                  8,097                 8.097
   Unrealized net loss
      on investments                                          (38)       (38)
   Translation loss, net                                   (5,767)    (5,767)
Total comprehensive income                                             2,292
Dividends ($0.80 per share)                     (5,145)               (5,145)
Treasury shares:
   Purchased                (192)    (1,428)    (2,172)               (3,792)
   Issued                    166      3,078                            3,244
Options exercised             11        189                              200

Balance, June 30, 2001     6,458     45,112    156,626    (23,375)   184,821
Comprehensive income:
   Net earnings                                   (380)                 (380)
   Unrealized net loss
      on investments                                         (169)      (169)
   Translation loss, net **                                  (546)      (546)
Total comprehensive income
     (loss)                                                           (1,095)
Dividends ($0.80 per share)                     (5,187)               (5,187)
Treasury shares:
   Purchased                 (87)      (679)    (1,030)               (1,796)
   Issued                    153      3,073                            3,226
Options exercised             20        352                              372

Balance, June 29, 2002  $  6,544   $ 47,858   $150,029   $(24,090)  $180,341

** Subsequent to May 31, 2002, the fiscal year of our subsidiary in Brazil, the exchange rate for their currency declined approximately 12%. The effect of this decline, which has not been reflected in these financial statements, would be to increase Accumulated Other Comprehensive Income (Loss) by about $2.5 million and therefore reduce Stockholders' equity by the same amount.




                See notes to consolidated financial statements
                          THE L. S. STARRETT COMPANY
                  Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and subsidiaries, manufacturers of industrial, professional and consumer products. All subsidiaries are wholly-owned and all significant intercompany items have been eliminated. Since the Company's fiscal year ends on the last Saturday in June, the 2001 fiscal year contains 53 weeks compared to 52 weeks in 2002 and 2000. The fiscal years of the Company's major foreign subsidiaries end in May.

Financial instruments and derivatives: The Company's financial instruments consist primarily of current assets, except inventory, current liabilities, and long-term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company does not enter into derivative contracts.

Investments: Investments consist primarily of marketable securities, including treasury bills, certificates of deposit and municipal securities. The Company considers all its investments "available for sale." As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 29, 2002 is $3.5 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years, computer hardware and software 3 to 7 years. Costs in excess of net assets acquired are being amortized on a straight-line basis over 25 to 40 years.

Inventories: Inventories are stated at the lower of cost or market. For approximately 70% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $47,859,000 and $52,799,000 at the end of 2002 and 2001, respectively, such amounts being $23,835,000 and $22,685,000 less than if determined on a FIFO basis. Revenue is generally recognized when inventory is shipped to the customer or installed if installation is necessary.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $40,000,000 at June 2002) or the related unrealized translation adjustments because such amounts are considered permanently invested. Valuation allowances are provided where management believes certain deferred tax benefits may not be realized.


Research and development: Research and development costs were expensed as follows: $2,727,000 in 2002, $2,663,000 in 2001 and $3,111,000 in 2000.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 9,573, 11,097 and 7,777 of additional potential common shares in 2002, 2001 and 2000 resulting from shares issuable under its stock option plan. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expense items are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "accumulated other comprehensive income" account included as part of stockholders' equity.

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

ACCOUNTING PRONOUNCEMENTS
  The Company will adopt SFAS 142 as of the first day of fiscal 2003. This requires goodwill no longer be amortized, but instead tested for impairment. Any goodwill impairment loss at transition is recognized as the cumulative effect of a change in accounting principle. The Company has net goodwill of $6.1 million that it expects to write off as a result of adopting SFAS 142 and related annual amortization expense is $268,000.


OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                     2002     2001     2000

   Interest income, net                            $   179  $   131  $   660
   Realized and unrealized translation
     gains (losses)                                   (351)  (1,859)    (101)
   Other                                               (45)      88      (63)
                                                   $  (217) $(1,640) $   496

INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     2002     2001     2000
   Current:
     Federal                                       $(1,640) $ 1,600  $ 1,581
     Foreign                                           266    1,271    1,582
     State                                             (36)     367      469
   Deferred                                            561       97    2,108
                                                   $  (849) $ 3,335  $ 5,740


Pretax domestic income (loss) as reportable to the IRS was $(3,100,000), $8,279,000 and $7,704,000 in 2002, 2001 and 2000, respectively.


A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                     2002     2001     2000
   Expected tax expense                            $  (430) $ 4,001  $ 6,030
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                             (672)    (588)    (210)
     Foreign taxes, net of federal credits             163      (17)    (247)
     Nontaxable investment income                      (10)     (21)     (43)
     Other                                             100      (40)     210
   Actual tax expense                              $  (849) $ 3,335  $ 5,740


Deferred income taxes at year end are attributable to the following (in thousands):
                                                              2002     2001
   Deferred assets:
     Retiree medical benefits                               $(6,768) $(6,716)
     Inventories                                             (1,840)  (1,335)
     Foreign NOL carried forward indefinately                (1,235)    (915)
     Foreign tax credit carryforward expiring 2012             (700)
     Other                                                     (826)  (1,155)
                                                            (11,369) (10,121)
   Deferred liabilities:
     Prepaid pension                                         13,550   12,625
     Other employee benefits                                    680      459
     Depreciation                                             7,296    8,252
     Other                                                    1,934    1,057
                                                             23,460   22,393
   Valuation reserve for foreign tax credits                    700  _______
   Net deferred tax liability                               $12,791  $12,272
   Long-term portion                                        $16,012  $15,218


EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for 2002, 2001 and 2000, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(1,783,000), $(462,000) and $(1,608,000), respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and approximately 1,028,000 shares of the Company's common stock. The status of these defined benefit plans, including the ESOP, is as follows (in thousands):
                                                 2002       2001       2000
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 83,203   $ 87,893   $ 88,088
  Service cost                                    3,106      2,887      3,263
  Interest cost                                   5,958      5,950      6,172
  Participant contributions                         226        242        247
  Exchange rate changes                             820     (1,942)    (1,016)
  Benefits paid                                  (3,614)    (3,393)    (3,315)
  Actuarial (gain) loss                           3,650     (8,434)    (5,546)
  Benefit obligation at end of year            $ 93,349   $ 83,203   $ 87,893

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                   $128,038   $120,861   $137,578
   Actual return on plan assets                     633     12,213    (12,557)
   Employer contributions                            92
   Participant contributions                        226        242        247
   Benefits paid                                 (3,614)    (3,393)    (3,315)
   Exchange rate changes                            779     (1,885)    (1,092)
   Fair value of plan assets at end of year    $126,154   $128,038   $120,861

Reconciliation of funded status:
   Funded status                               $ 32,805   $ 44,835   $ 32,968
   Unrecognized actuarial gain                     (370)   (14,555)    (3,858)
   Unrecognized transition asset                 (2,932)    (3,869)    (4,818)
   Unrecognized prior service cost                4,148      4,542      4,946
   Prepaid pension cost                        $ 33,651   $ 30,953   $ 29,238

Amounts recognized in statement of financial
Position:
   Prepaid pension cost                        $ 35,069   $ 32,390   $ 30,513
   Accrued benefit liability                     (4,301)    (1,558)    (1,397)
   Intangible asset                               1,133        121        122
   Accumulated other comp. income                 1,750
   Prepaid pension cost                        $ 33,651   $ 30,953   $ 29,238

Components of net periodic benefit cost:
   Service cost                                $  3,106   $  2,887   $  3,263
   Interest cost                                  5,958      5,950      6,172
   Expected return on plan assets               (10,863)    (9,986)   (11,432)
   Amortization of prior service cost               394        404        409
   Amortization of transition asset                (937)      (949)      (956)
   Recognized actuarial gain                       (264)       (20)      (352)
   Net periodic benefit cost                   $ (2,606)  $ (1,714)  $ (2,896)

Weighted average assumptions:
   Discount rate                                  7.00%      7.50%      7.75%
   Expected long-term rate of return              8.00%      8.50%      8.50%
   Rate of compensation increase                  3.75%      4.00%      4.50%




The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

                                                 2002       2001       2000
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 15,197   $ 15,101   $ 13,668
  Service cost                                      551        509        457
  Interest cost                                   1,097      1,122        914
  Benefits paid                                  (1,014)    (1,071)    (1,170)
  Actuarial (gain) loss                            (182)      (464)     1,232
  Benefit obligation at end of year            $ 15,649   $ 15,197   $ 15,101







Reconciliation of funded status:
   Funded status                               $(15,649)  $(15,197)  $(15,101)
   Unrecognized actuarial gain                    2,259      2,523      3,098
   Unrecognized prior service cost               (3,321)    (3,673)    (4,026)
   Accrued benefit liability                   $(16,711)  $(16,347)  $(16,029)



Components of net periodic benefit cost:
   Service cost                                 $   551   $    509   $    457
   Interest cost                                  1,097      1,122        914
   Amortization of prior service cost              (353)      (353)      (353)
   Recognized actuarial gain                         81        111         30
   Net periodic benefit cost                   $  1,376   $  1,389   $  1,048

Weighted average assumptions:
   Discount rate                                  7.00%      7.50%      7.75%
   Rate of compensation increase                  3.75%      4.00%      4.50%

For measurement purposes, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):
                                                          1%            1%
                                                       Increase      Decrease

Effect on total of service and interest cost           $     43      $    (88)
Effect on postretirement benefit obligation                 286          (627)

DEBT
At year end, long-term debt consists of the following (in thousands):

                                                              2002     2001
   Note payable due 12/03, 8.3%                             $ 4,000  $ 4,000
   Revolving credit agreement                                 3,000    3,000
                                                            $ 7,000  $ 7,000

All debt is due in fiscal 2004. The revolving credit agreement is for $25,000,000 and expires June 13, 2004. The credit agreement requires commitment fees of .25%. Interest rates vary, but approximate LIBOR plus ..50% (2.3% as of June 29, 2002). All debt agreements contain financial covenants, the most restrictive of which is that at June 29, 2002 the Company must have tangible net worth of $164,000,000 and an EBITDA to debt service ratio of at least 1.5. Current notes payable carry interest at a rate of LIBOR plus 1 - 4%. Interest expense, prior to capitalization of interest on self-constructed assets was $641,000, $973,000 and $877,000 in 2002, 2001 and 2000.

COMMON STOCK
Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company's outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in 2010.

The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25. Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 2002, 2001, or 2000. A summary of option activity is as follows:


                                                       Weighted
                                                        Average
                                                       Exercise     Shares
                                            Shares       Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 26, 1999                   51,803      $24.63      748,197
     Options granted                        69,122       19.56      (69,122)
     Options exercised ($20.30 and $17.00)  (5,315)      19.50
     Options canceled                      (43,632)                  43,632
   Balance, June 24, 2000                   71,978       20.26      722,707
     Options granted                        53,285       17.14      (53,285)
     Options exercised ($15.52 and $18.96) (10,771)      18.55
     Options canceled                      (41,156)                  41,156
   Balance, June 30, 2001                   73,336       18.22      710,578
     Options granted                        28,191       18.06      (28,191)
     Options exercised ($17.77 and $18.65) (20,552)      18.11
     Options canceled                      (32,026)                  32,026
   Balance, June 29, 2002                   48,949      $17.48      714,413

At June 29, 2002, a total of 763,362 shares of common stock are reserved for issuance under the plan. The following information relates to outstanding options as of June 29, 2002:

Weighted average remaining life                         1.0 years
Weighted average fair value on grant date
of options granted in:
            2000                                           $6.00
            2001                                            5.50
            2002                                            5.00

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 22% to 28%, interest - 3.5% to 6.5%, and expected lives - 2 years. The pro forma, after tax effect of any compensation costs related to use of SFAS No. 123, "Accounting for Stock Based Compensation," is as follows: 2002 $90,000, 2001 $170,000 and 2000 $200,000, or approximately $.01, $.03, and $.03 per share.

In addition 99,045 shares of common stock are reserved for the Company's 401(k) plan at June 29, 2002.

OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 29, 2002. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 14% of sales in 2002 and 13% in 2001 and 2000.

The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. It manufactures over 5,000 items, including precision measuring tools, tape measures, gages and saw blades. Operating segments are identified as components of an enterprise about which separate discrete financial information is used by the chief operating decision maker in determining how to allocate assets and assess performance of the Company.

The Company's operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company's sales and long-lived assets are as follows:

                                              2002        2001        2000
Sales:
   North America                           $ 133,895   $ 164,572   $ 172,542
   United Kingdom                             26,331      30,520      33,064
   Brazil                                     31,559      43,421      41,926
   Eliminations and other                     (7,439)    (12,656)    (12,363)
      Total                                $ 184,346   $ 225,857   $ 235,169

Long-lived assets:
   North America                           $  96,163   $  97,656
   United Kingdom                              7,916       7,655
   Brazil                                      5,857       6,037
   Other                                       2,094       2,257
      Total                                $ 112,030   $ 113,605


 QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)

                                            Earnings(Loss)           Basic
                                                Before      Net     Earnings
                           Net       Gross      Income    Earnings (Loss) Per
  Quarter Ended           Sales      Profit     Taxes      (Loss)     Share
   September 2000        $58,842    $17,101    $ 4,234    $ 2,895    $ 0.45
   December 2000          60,650     17,121      3,664      2,583      0.40
   March 2001             50,637     14,201      1,622        950      0.15
   June 2001              55,728     16,872      1,912      1,669      0.26
                        $225,857    $65,295    $11,432    $ 8,097    $ 1.26

   September 2001        $46,522    $12,624    $   345    $   262    $ 0.04
   December 2001          44,918     10,099     (1,417)      (611)    (0.09)
   March 2002             45,419     10,039     (1,128)      (462)    (0.07)
   June 2002              47,487     12,171        971        431      0.06
                        $184,346    $44,933    $(1,229)   $  (380)   $(0.06)


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



PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained on pages 1 through 5 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 2002, as filed with the Securities and Exchange Commission ("SEC"), and is hereby incorporated by reference.

Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas A. Starrett            50      2001       President and CEO and
                                                       Director

  Roger U. Wellington, Jr.       61      1984       Vice President, Treasurer
                                                       and Chief Financial
                                                       Officer and Director

  George B. Webber               81      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  Anthony M. Aspin               49      2000       Vice President Sales

  Stephen F. Walsh               56      2002       Vice President Operations

  Steven A. Wilcox               47      1997       Clerk

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001. Roger U. Wellington, Jr. and George B. Webber have served in the same capacities as listed above for at least the past five years. Anthony M. Aspin was previously a divisional sales manager with the Company. Stephen F. Walsh was previously president of the Silicon Carbide Division of Saint-Gobain Industrial Ceramics. Except in the case of Steven Wilcox, the positions listed above represent their principal occupations and employment during the last five years. Steven Wilcox, elected clerk in 1997, has been a partner in Ropes & Gray, counsel for the Company, throughout that period.

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

Item 11 - Executive Compensation

The information concerning management remuneration is contained on pages 8 through 12 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 2002, as filed with the SEC, and, except for the information under the captions "Compensation Committee Report," is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained on pages 3 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on September 18, 2002, as filed with the SEC, and is hereby incorporated by reference.

(b)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained on pages 2 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on September 18, 2002, as filed with the SEC, and is hereby incorporated by reference.

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

(d)	Transactions with promoters: Not applicable

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

 Accompanying this Form 10-K are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

 (a)	1.	Financial statements filed in item 8 of this annual report:

		    Consolidated Statements of Operations and Cash Flows for
                each of the three years in the Period ended June 29, 2002

		    Consolidated Balance Sheets at June 29, 2002 and June 30, 2001

		    Consolidated Statements of Stockholders' Equity for each of the three years in the Period Ended June 29, 2002

		    Notes to Consolidated Financial Statements

      2. All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

   	3.	See Exhibit Index below. Compensatory plans or arrangements are identified by an "*."

(b) There were no reports on Form 8-K filed in the last quarter of the period covered by this report.

(c)		See Exhibit Index below.

(d)		Not applicable.





THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX


3a Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

3b Bylaws as amended September 16, 1999, filed with Form 10-Q for the quarter ended September 24, 1999, are hereby incorporated by reference.

4 Second Amended and Restated Rights Agreement, dated as of March 13, 2002, between the Company and Mellon Investor Services, as Rights Agent, including Form of Common Stock Purchase Rights Certificate, filed herewith.

10a $25,000,000 Revolving Credit Agreement dated as of June 13, 2000, among
    The L.S. Starrett Company and Fleet National Bank filed with Form 10-K for the year ended June 24, 2000 is hereby incorporated by reference.

10b Form of indemnification agreement with directors and executive officers, filed herewith.

10c*The L.S. Starrett Company Supplemental Executive Retirement Plan, filed herewith.

10d*The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed herewith.

21  Subsidiaries of the Registrant, filed herewith.

23  Independent Auditors' Consent, filed herewith.

99a Certification of Douglas A. Starrett pursuant to 18 U.S.C. section
    1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99b Certification of Roger U. Wellington, Jr. pursuant to 18 U.S.C.
    section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.













SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE L.S. STARRETT COMPANY
                                              (Registrant)







                                   By S/ROGER U. WELLINGTON, JR.
                                      Roger U. Wellington, Jr.,
                                      Vice President, Treasurer and Chief
                                        Financial Officer
Date:  August 16, 2002




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS A. STARRETT                    S/ANTONY MCLAUGHLIN
Douglas A. Starrett, Aug. 16, 2002       Antony McLaughlin, Aug. 16, 2002
President and CEO and Director           President Starrett Industria e
                                            Comercio, Ltda, Brazil


                                         S/WILLIAM S. HURLEY
Thomas E. Mahoney, Aug. 16, 2002         William S. Hurley, Aug. 16, 2002
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Aug. 16, 2002        George B. Webber, Aug. 16, 2002
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Aug. 16, 2002         Roger U. Wellington,Jr., Aug.16, 2002
Chief Accounting Officer                 Vice President, Treasurer and CFO
                                           and Director






-14-