Form 10-Q
period 2002-09-28
STARRETT L S CO
filed 2002-11-12
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 28, 2002

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

                             YES  X  NO


Common Shares outstanding as of  September 28, 2002:

     Class A Common Shares      5,199,105

     Class B Common Shares      1,376,397




                                 Page 1 of 14
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations and
                  Cash Flows - thirteen weeks ended
                  September 28, 2002 and September 29, 2001
                  (unaudited)                                           3

                  Consolidated Balance Sheets - September 28,
                  2002 (unaudited) and June 29, 2002                    4

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 28,
                  2002 and September 29, 2001 (unaudited)               5

                  Notes to Consolidated Financial Statements           6-7


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-11

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              11

      Item 4.  Controls and Procedures                                  11


Part II.  Other information:

      Item 1.  Legal Proceedings                                        11

      Item 4.  Submission of Matters to a Vote of Security Holders      12

      Item 6.  Exhibits and reports on Form 8-K                         12


SIGNATURES                                                              12


CERTIFICATIONS                                                         13-14














                                 Page 2 of 14
Item 1. Financial Statements
                        THE L. S. STARRETT COMPANY
             Consolidated Statements of Operations and Cash Flows
         (in thousands of dollars except per share data)(unaudited)
                                                           13 Weeks Ended
OPERATIONS                                                9/28/02  9/29/01
Net sales                                                  45,335   46,522
Cost of goods sold                                        (36,599) (33,898)
Selling and general                                       (12,552) (11,886)
Other expense                                                (680)    (392)
Earnings (loss) before income taxes and cumulative
  effect of change in accounting principle                 (4,496)     346
Provision (benefit) for income taxes                       (1,961)      84
Earnings (loss) before cumulative effect of change in
  accounting principle                                     (2,535)     262
Cumulative effect of change in accounting principle
  for goodwill                                             (6,086) _______
Net earnings (loss)                                        (8,621)     262

Basic earnings (loss) per share before cumulative effect
  of change in accounting principle                          (.39)     .04
Cumulative effect of change in accounting principle          (.93)
Basic earnings (loss) per share                             (1.32)     .04
      Average outstanding shares used                       6,551    6,472
Diluted earnings (loss) per share before cumulative effect
  of change in accounting principle                          (.39)     .04
Cumulative effect of change in accounting principle          (.93)
Diluted earnings (loss) per share                           (1.32)     .04
      Average outstanding shares used                       6,551    6,484
Dividends per share                                           .20      .20

CASH FLOWS
Cash flows from operating activities:
   Net earnings (loss)                                     (8,621)     262
   Noncash expenses (income):
      Cumulative effect of change in accounting principle   6,086
      Depreciation and amortization                         2,786    2,977
      Deferred taxes                                         (227)     144
      Unrealized exchange losses                              725      312
      Retirement benefits                                    (228)    (611)
   Working capital changes:
      Receivables                                          (1,126)   2,305
      Inventories                                           5,929   (1,957)
      Other assets and liabilities                             70      473
   Prepaid pension cost and other                            (158)     (17)
         Net cash from operations                           5,236    3,888
Cash flows from investing activities:
   Additions to plant and equipment                          (736)  (2,511)
   Short-term investments, net                             (3,426)     302
         Net cash used in investing                        (4,162)  (2,209)
Cash flows from financing activities:
   Short-term borrowing, net                                 (558)    (895)
   Common stock issued                                        540      740
   Treasury shares purchased                                           (93)
   Dividends                                               (1,310)  (1,279)
         Net cash used in financing                        (1,328)  (1,527)
Effect of exchange rate changes on cash                       (85)     (82)
Net increase (decrease) in cash                              (339)      70
Cash, beginning of period                                   1,672    1,945
Cash, end of period                                         1,333    2,015
               See notes to consolidated financial statements
                                 Page 3 of 14
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 28     June 29
                                                         2002        2002
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  1,333       1,672
   Investments                                          13,672      10,479
   Accounts receivable (less allowance for doubtful
         accounts of $1,810,000 and $1,790,000)         35,581      34,832
   Inventories:
      Raw materials and supplies                        16,196      17,228
      Goods in process and finished parts               21,724      24,632
      Finished goods                                    31,575      34,762
                                                        69,495      76,622
   Prepaid expenses, taxes and other current assets      5,547       5,903
                  Total current assets                 125,628     129,508

Property, plant and equipment, at cost (less
      accumulated depreciation of $80,517,000
      and $79,005,000)                                  69,208      71,430
Cost in excess of net assets acquired (less
      accumulated amortization of $4,216,000
      as of June 29, 2002)                                           6,086
Prepaid pension cost                                    33,985      33,651
Other assets                                               843         863
                                                       229,664     241,538


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  2,480       3,437
   Accounts payable and accrued expenses                13,163      13,472
   Accrued salaries and wages                            4,068       4,163
   Other                                                   469         402
                  Total current liabilities             20,180      21,474

Deferred income taxes                                   16,075      16,012
Long-term debt                                           7,000       7,000
Accumulated postretirement medical benefit obligation   16,773      16,711
Stockholders' equity:
   Class A Common $1 par (20,000,000 shrs. auth.;
     5,199,105 outstanding at 9/28/02, excluding
     1,366,838 held in treasury; 5,147,201 outstanding
     at 6/29/02, excluding 1,397,659 held in treasury)   5,199       5,147
   Class B Common $1 par (10,000,000 shrs. auth.;
     1,376,397 outstanding at 9/28/02, excluding
     332,019 held in treasury; 1,397,480 outstanding
     at 6/29/02, excluding 332,019 held in treasury)     1,376       1,397
   Additional paid-in capital                           48,367      47,858
   Retained earnings reinvested and employed in
     the business                                      140,098     150,029
   Accumulated other comprehensive income (loss)       (25,404)    (24,090)
                  Total stockholders' equity           169,636     180,341
                                                       229,664     241,538




               See notes to consolidated financial statements
                                 Page 4 of 14
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 28, 2002 and September 29, 2001
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings Income(Loss) Total


Balance June 30, 2001        6,458    45,112   156,626   (23,375)  184,821
Comprehensive income:
  Net earnings                                     262                 262
  Unrealized net loss
    on investments                                          (145)     (145)
  Translation loss, net                                     (841)     (841)
Total comprehensive loss                                              (724)
Dividends ($.20 per share)                      (1,279)             (1,279)
Treasury shares:
  Purchased                     (5)      (36)      (52)                (93)
  Issued                        37       703                           740


Balance September 29, 2001   6,490    45,779   155,557   (24,361)  183,465






Balance June 29, 2002        6,544    47,858   150,029   (24,090)  180,341
Comprehensive income:
  Net loss                                      (8,621)             (8,621)
  Unrealized net gain
    on investments                                            42        42
  Translation loss, net                                   (1,356)   (1,356)
Total comprehensive loss                                            (9,935)
Dividends ($.20 per share)                      (1,310)             (1,310)
Treasury shares:
  Purchased
  Issued                        31       509                           540


Balance September 28, 2002   6,575    48,367   140,098   (25,404)  169,636













               See notes to consolidated financial statements
                                 Page 5 of 14
                         THE L. S. STARRETT COMPANY
            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 28, 2002 and June 29, 2002; the results of operations and cash flows for the thirteen weeks ended September 28, 2002 and September 29, 2001; and changes in stockholders' equity for the thirteen weeks ended September 28, 2002 and September 29, 2001.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 29, 2002, except for the treatment of goodwill as discussed below, and these financial statements should be read in conjunction with said annual report. Certain reclassifications have been made to prior period data to conform with current year presentation.

In the quarter ended September 28, 2002, shares used to compute basic and diluted loss per share are the same since the inclusion of common stock equivalents (10,569 shares) would be antidilutive.

As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has taken reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter in connection with an investigation of its Coordinate Measuring Machine division in Mt. Airy, N.C. No assurances can be made that these reserves reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional reserves.

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a onetime, non-cash, non-operational impairment charge of $6,086,000 ($.93 per share after taxes), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of the September 2002 quarter and related amortization of $67,000 per quarter was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statement of Operations and Cash Flows. There were no income taxes associated with the charge. Had the provisions of SFAS 142 been applied for the prior year's quarter ended September 29, 2001, net earning and net earnings per share would have been as follows (in thousands):
                                                    Thirteen Weeks
                                                     Ended 9/29/01
        Net earnings as reported                            262
        Add back goodwill amortization                       67
        Proforma net earnings                               329

        Basic and diluted earnings per share
          as reported                                       .04
        Effect of SFAS 142                                  .01
        Proforma basic and diluted earnings per share       .05

Included in investments at September 28, 2002 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments are used as part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are liquid and carry no early redemption penalties and are, therefore, classified as current assets.
                                 Page 6 of 14
Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2002     2001

        Interest income                               175      157
        Interest expense and commitment fees          (94)    (162)
        Realized and unrealized exchange losses      (720)    (428)
        Other                                         (41)      41
                                                     (680)    (392)


Approximately 70% of all inventories are valued on the LIFO method. At September 28, 2002 and June 29, 2002, total inventories are $23,959,000 and $23,835,000 less, respectively, than if determined on a FIFO basis.

Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     2002      2002

        Note payable due 12/03, 3.8%                 4,000     4,000
        Revolving credit agreement, 2.3%             3,000     3,000
                                                     7,000     7,000



Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

OVERVIEW OF QUARTERLY RESULTS
As more fully discussed below, results for the quarter ended September 28, 2002 show the Company incurred a net loss of $8.6 million, or $1.32 per share, compared to net income of $.3 million, or $.04 per share, in the comparable quarter. A significant portion of this loss was caused by two unusual charges: the write off of $6.1 million, or $.93 per share after tax, of goodwill and a $3.1 million pretax, or $.30 per share after tax, provision in connection with a government investigation at the Company's Mt. Airy, North Carolina facility. Excluding these charges, the Company incurred a net loss for the quarter of $.6 million, or $.09 per share, compared to net income of $.3 million, or $.04 per share, in the comparable quarter of the prior year.

Sales
Sales for the September quarter are down 3% compared to the corresponding quarter of a year ago. Excluding intercompany sales, domestic sales are down 6% and foreign sales are up 8%. In local currency foreign sales are up 18% quarter to quarter. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector and lower shipments to a major consumer products customer as they rebalance their inventories.

Earnings (loss) before taxes and cumulative effect of change in accounting principle
Pretax earnings (loss) in the quarter, before the cumulative effect of the change in accounting principle for goodwill (adoption of SFAS 142) as previously discussed are down $4.8 million from last year's September quarter. $3.1 million pretax ($.30 per share after tax) of this decrease relates to charges taken at our Coordinate Measuring Machine (CMM) division in Mt. Airy, N.C. as further described below.
                                 Page 7 of 14

Excluding the goodwill writeoff and CMM division charges, pretax earnings are down $1.7 million. In addition to the decrease in sales, the major items causing the remaining decrease in pretax earnings are increased domestic fringe benefit costs ($.3 million), unrealized exchange losses in Brazil ($.5 million), and the effect ($1.5 million), both domestic and foreign, of production levels being well below sales as the Company continues to reduce inventories. These cost increases were partially offset by a reduction in selling and general expense, before the CMM charges discussed below, of $.8 million as well as the elimination of goodwill amortization ($.1 million).

Coordinate Measuring Machine (CMM) division
The Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The division, which is located in the Company's Mt. Airy, North Carolina facility, accounted for less than 3% of the Company's net sales during fiscal 2002. The CMM division manufactures and sells coordinate measuring machines, including the Rapid Check 2 and Rapid Check 3 machines. The Company's CMMs operate with computer measurement software sold by the Company, including software sold under the "Apogee" brand name. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The government's investigation appears to be focused on the division's Rapid Check coordinate measuring machine product line and other Starrett CMMs using the Apogee software. On September 12, 2002, the Wall Street Journal published an article in which allegations that the Company had defrauded its customers and the government were attributed to Richard Parks, a former independent contractor to the Company. The article indicated that the investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts by Mr. Parks. The Company has not been served with a complaint in connection with any qui tam action. In response to that article, the Company denied that it defrauded its customers or the government. The Company is fully cooperating with the government in its investigation.

Beginning late in calendar 2001, the Company, on its own initiative and as part of its review of its Rapid Check product line, made certain improvements to the Rapid Check machines and incorporated these improvements in new Rapid Check machines. Beginning in March 2002, the Company informed its customers of these improvements and initiated a program to replace the affected Rapid Check machines at no cost to its customers. This replacement program continues to the present time.

As a result of the investigation and ongoing replacement program outlined above, the Company has taken reserves and charged pretax operations with $3.1 ($.30 per share after tax) million in the September 2002 quarter. Of this, $1.5 million has been charged to selling and general expense in the Statement of Operations and relates to professional fees, including legal. The remaining $1.6 million relates to the Rapid Check replacement program and other CMM inventory valuation expenses and appears as part of cost of goods sold in the Statement of Operations. No assurances can be made that these reserves reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional reserves. Total CMM division inventories were approximately $6.5 million as of September 28, 2002.

Income Taxes
The effective income tax rate was 44% in the September quarter of 2002 and 24% in the prior year's corresponding quarter. The change results from a higher tax rate in Brazil this year, lower tollgate taxes in Puerto Rico, and, because pretax earnings were so close to breakeven in 2001.

                                 Page 8 of 14


Earnings (loss) per share before change in accounting principle
As a result of the above factors and before the change in accounting principle (adoption of SFAS 142), the Company incurred a loss per share for the quarter of $.39 compared to income of $.04 per share a year ago. Approximately $.30 of the current quarter's after tax loss relates to the CMM division charges as discussed above.

Net earnings (loss) per share after change in accounting principle
Net loss per share was $1.32 in the current quarter compared to net income per share of $.04 a year ago. The additional $.93 per share loss over and above the $.39 loss referred to in the previous section is the result of adopting SFAS 142 and writing off $6.1 million in goodwill as discussed in more detail in the notes to the financial statements above.



                       LIQUIDITY AND CAPITAL RESOURCES
                                                       13 Weeks Ended
                                                       9/28/02  9/29/01
   Cash provided by operations                          5,236    3,888
   Cash used in investing activities                   (4,162)  (2,209)
   Cash used in financing activities                   (1,328)  (1,527)

Despite a $2.8 million reduction in earnings (before the noncash change in accounting principle) and a $1.1 million increase in receivables (vs $2.3 decrease last year), cash provided by operations increased due to the nearly $6 million reduction in inventories during this year's quarter compared to a $2 million increase in the prior year's quarter. "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total generated approximately $.2 million of noncash income in the current year's quarter and $.6 million in the prior year's quarter ($(.2) and $.1 million of accrual basis income (expense)).

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Increased short-term investments offset by approximately $1.8 million less in capital expenditures accounts for the increase in investing activities.

Cash flows from financing activities are primarily the payment of dividends, which tend to be quite steady from year to year. The Company requires little debt to finance day to day operations and the proceeds from the sale of stock under the various stock plans tend to be used to purchase treasury shares.

The Company maintains sufficient liquidity and has the resources to fund its operations in the near term. If economic conditions do not improve and the Company continues to sustain losses, additional steps will have to be taken in order to maintain liquidity, including further workforce reductions and/or reducing or eliminating dividends. The Company maintains a $25 million line of credit but has not made significant borrowings under it. The Company has a working capital ratio of 6.2 to 1 as of September 28, 2002 and
6.0 to 1 as of June 29, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United

                                 Page 9 of 14
States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Judgements, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable; inventory allowances; warranty and returned goods reserves; turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and of particular importance this quarter the previously discussed charges connected with the government investigation of our CMM division. Actual results could differ from these estimates.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This Quarterly Report on Form 10-Q as well as the 2002 Annual Report, including the President's letter to stockholders, and the quarterly shareholder earnings announcement include forward-looking statements about the Company's business, sales, expenditures, environmental regulatory compliance, foreign operations, interest rate sensitivity, debt service, liquidity and capital resources, other operating and capital requirements, and the pending government investigation. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Government Investigation: As discussed above, the Government is currently investigating the Company's CMM division. There can be no assurance as to how long this investigation will last and what the outcome of the investigation will be and what effect, if any, the outcome of the investigation will have on the Company, its sales of CMMs and other products or its stock price.

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



                                 Page 10 of 14
Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies. Accordingly, economic weakness in the industrial manufacturing sector will result in decreased demand for the Company's products and will adversely affect performance. Economic weakness in the consumer market also impacts the Company's performance.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 2002 and June 2002, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $4 million as of September 28, 2002.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $12.5 million and debt of $7.3 million at September 28, 2002) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2.3 million by approximately $50,000.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                      PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

The information under the caption "Coordinate Measuring Machine Division" in
Item 2 of Part I of this Form 10-Q is hereby incorporated by reference.




                                 Page 11 of 14
Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) A regular meeting of shareholders was held on September 18, 2002.
     (c) 1. The following directors were elected:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
             A and B shares voting together:
                 Roger U. Wellington, Jr.   16,430,422  303,747      N/A
                 Antony McLaughlin          16,524,224  209,945      N/A

         2. As more fully described in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for said meeting, it was voted to adopt the Company's 2002 Employees' Stock Purchase Plan. There were 14,102,517 votes in favor, 1,546,579 against and 371,140 abstentions.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

          10e 2002 Employees' Stock Purchase Plan.

          99a Certification of Douglas A. Starrett pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99b Certification of Roger U. Wellington, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on form 8-K

          On September 6, 2002, the Company filed a Report on Form 8-K concerning the September 5, 2002 search by federal agents of the Company's Coordinate Measuring Machine Division at its Mt. Airy, North Carolina facility.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)



Date   November 12, 2002                S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date   November 12, 2002                S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)



                                 Page 12 of 14
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas A. Starrett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The L.S.Starrett
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                   S/DOUGLAS A. STARRETT
                                          Douglas A. Starrett
                                          President and Chief Executive
                                            Officer


                                 Page 13 of 14
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Roger U. Wellington, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The L.S.Starrett
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                   S/ROGER U. WELLINGTON, JR.
                                          Roger U. Wellington, Jr.
                                          Vice President, Treasurer
                                            and Chief Financial Officer


                                 Page 14 of 14