Form 10-Q
period 2002-12-28
STARRETT L S CO
filed 2003-02-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 28, 2002

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


                             YES  X   NO

Common Shares outstanding as of    December 28, 2002   :

     Class A Common Shares      5,247,042

     Class B Common Shares      1,356,199





                               Page 1 of 17
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statement of Operations -
                  thirteen and twenty-six
                  weeks ended December 28, 2002 and
                  December 29, 2001 (unaudited)                         3

                  Consolidated Statement of Cash Flows -
                  thirteen and twenty-six
                  weeks ended December 28, 2002 and
                  December 29, 2001 (unaudited)                         4

                  Consolidated Balance Sheets - December 28,
                  2002 (unaudited) and June 29, 2002                    5

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 28, 2002 and December 29, 2001
                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-8


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-14

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              14

      Item 4.  Controls and Procedures                                  15


Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         15


SIGNATURES                                                              15


CERTIFICATIONS                                                         16-17












                               Page 2 of 17
                         THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)


                                        13 Weeks Ended     26 Weeks Ended
                                      12/28/02 12/29/01  12/28/02 12/29/01

Net sales                               44,828   44,918    90,163   91,440
Cost of goods sold                     (34,486) (34,819)  (71,085) (68,717)
Selling and general                    (11,106) (11,527)  (23,658) (23,413)
Other income (expense)                    (575)      10    (1,255)    (382)

Loss before income taxes
  and cumulative effect of change in
  accounting principle                  (1,339)  (1,418)   (5,835)  (1,072)
Benefit for federal,
  foreign and state income taxes          (698)    (807)   (2,659)    (723)
Loss before cumulative effect of
  change in accounting principle          (641)    (611)   (3,176)    (349)
Cumulative effect of change in
  accounting for goodwill                                  (6,086)         .
Net Loss                                  (641)    (611)   (9,262)    (349)


Basic and diluted loss per share
  before cumulative effect of change
  in accounting principle                 (.09)    (.09)     (.48)    (.05)
Cumulative effect of change in
  accounting principle                                       (.93)         .
Basic and diluted loss per share          (.09)    (.09)    (1.41)    (.05)

Average outstanding shares used
  (in thousands)                         6,589    6,494     6,570    6,483


Dividends per share                        .20      .20       .40      .40























                See Notes to Consolidated Financial Statements
                               Page 3 of 17


                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                    (in thousands of dollars)(unaudited)


                                        13 Weeks Ended     26 Weeks Ended
                                      12/28/02 12/29/01  12/28/02 12/29/01

Cash flows from operating activities:
   Net loss                               (641)    (611)   (9,262)    (349)
   Noncash expenses (income):
      Cumulative effect of change in
        accounting principle                                6,086
      Depreciation and amortization      2,746    3,011     5,532    5,988
      Deferred taxes                       (64)     372      (291)     516
      Unrealized exchange losses (gains)   735      (36)    1,460      276
      Retirement benefits                 (276)    (580)     (504)  (1,191)
   Working capital changes:
      Receivables                        3,138    4,017     2,012    6,322
      Inventories                        6,179    1,083    12,108     (874)
      Other assets and liabilities         590      272       660      745
   Prepaid pension cost and other           51      (10)     (107)     (27)

       Net cash from operating          12,458    7,518    17,694   11,406

Cash flows from investing activities:
   Additions to plant and equipment     (2,253)  (2,531)   (2,989)  (5,042)
   Change in short-term investments    (10,206)  (3,446)  (13,632)  (3,144)

       Net cash used in investing      (12,459)  (5,977)  (16,621)  (8,186)

Cash flows from financing activities:
   Net short-term debt repayments       (1,020)  (1,382)   (1,578)  (2,277)
   Long-term borrowings                  2,749              2,749
   Common stock issued                     529      838     1,309    1,578
   Treasury shares purchased              (117)    (333)     (357)    (426)
   Dividends                            (1,314)  (1,295)   (2,624)  (2,574)

       Net cash from (used in)financing    827   (2,172)     (501)  (3,699)

Exchange rate change effect on cash          6       50       (79)     (32)

Net increase (decrease) in cash            832     (581)      493     (511)
Cash, beginning of period                1,333    2,015     1,672    1,945
Cash, end of period                      2,165    1,434     2,165    1,434













               See Notes to Consolidated Financial Statements
                               Page 4 of 17
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Dec. 28     June 29
                                                         2002        2002
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  2,165       1,672
   Investments                                          23,532      10,479
   Accounts receivable (less allowance for doubtful
         accounts of $1,539,000 and $1,790,000)         31,656      34,832
   Inventories:
      Raw materials and supplies                        14,546      17,228
      Goods in process and finished parts               19,084      24,632
      Finished goods                                    28,104      34,762
                                                        61,734      76,622
   Other current assets                                  6,294       5,903

                  Total current assets                 125,381     129,508

Property, plant and equipment, at cost (less
      accumulated depreciation of $82,435,000
      and $79,005,000)                                  67,623      71,430
Cost in excess of net assets acquired (goodwill)
      (less accumulated amortization of $4,216,000
      at June 29, 2002)                                              6,086
Prepaid pension cost                                    34,321      33,651
Other assets                                               834         863
                                                       228,159     241,538



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  5,784       3,437
   Accounts payable and accrued expenses                14,305      13,874
   Accrued salaries and wages                            3,576       4,163
                  Total current liabilities             23,665      21,474

Deferred income taxes                                   16,231      16,012
Long-term debt                                           5,278       7,000
Accumulated postretirement medical benefit obligation   16,825      16,711
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,247,042 outstanding on 12/28/02, excluding
        1,349,224 in treasury; 5,147,201 outstanding
        on 6/29/02, excluding 1,397,659 in treasury)     5,247       5,147
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,356,199 outstanding on 12/28/02, excluding
        332,019 in treasury; 1,397,480 outstanding
        on 6/29/02, excluding 332,019 in treasury)       1,356       1,397
      Additional paid-in capital                        48,942      47,858
      Retained earnings reinvested and employed in
            the business                               137,952     150,029
      Accumulated other comprehensive loss             (27,337)    (24,090)
                  Total stockholders' equity           166,160     180,341
                                                       228,159     241,538


               See Notes to Consolidated Financial Statements
                               Page 5 of 17
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Twenty-six Weeks Ended December 28, 2002 and December 29, 2001
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 30, 2001       6,458    45,112    156,626   (23,375)  184,821
Comprehensive income:
  Net loss                                        (349)               (349)
  Unrealized net loss
    on investments                                          (250)     (250)
  Translation loss, net                                   (1,092)   (1,092)
Total comprehensive income                                          (1,691)
Dividends ($.40 per share)                      (2,574)             (2,574)
Treasury shares:
  Purchased                   (21)     (147)      (258)               (426)
  Issued                       67     1,286                          1,353
Options exercised              13       212                            225

Balance Dec. 29, 2001        6,517    46,463   153,445   (24,717)  181,708






Balance June 29, 2002        6,544    47,858   150,029   (24,090)  180,341
Comprehensive income:
  Net loss                                      (9,262)             (9,262)
  Unrealized net gain
    on investments                                            11        11
  Translation loss, net                                   (3,258)   (3,258)
Total comprehensive income                                         (12,509)
Dividends ($.40 per share)                      (2,624)             (2,624)
Treasury shares:
  Purchased                    (18)     (148)     (191)               (357)
  Issued                        67     1,108                         1,175
Options exercised               10       124                           134

Balance Dec. 28, 2002        6,603    48,942   137,952   (27,337)  166,160













               See Notes to Consolidated Financial Statements
                               Page 6 of 17
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 28, 2002 and June 29, 2002; the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended December 28, 2002 and December 29, 2001; and changes in stockholders' equity for the twenty-six weeks ended December 28, 2002 and December 29, 2001.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 29, 2002, except for the treatment of goodwill as discussed below; and these financial statements should be read in conjunction with said annual report. Certain reclassifications have been made to prior period data to conform with current year presentation.

In the periods presented, shares used to compute basic and diluted loss per share are the same since the inclusion of common stock equivalents would be antidilutive. Average common stock options outstanding that were not included in the calculation of diluted loss per share were as follows: quarters ended December 2002 and 2001, 20,429 and 45,220 shares, respectively; six month periods ended December 2002 and 2001, 33,902 and 58,153 shares, respectively.

As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter in connection with an investigation of its Coordinate Measuring Machine division, which is based in Mt. Airy, North Carolina. No assurances can be made that these charges reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to make additional charges.

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a non-cash impairment charge of $6,086,000 ($.93 per share after taxes), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of the September 2002 quarter and related amortization of $67,000 per quarter was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations and Cash Flows. There were no income taxes associated with the charge. Had the provisions of SFAS 142 been applied in the prior year, net loss and net loss per share would have been as follows (in thousands):

                                           13 Weeks        26 Weeks
                                        Ended 12/29/01  Ended 12/29/01
      Net loss as reported                     (611)           (349)
      Add back goodwill amortization             67             134
      Proforma net loss                        (544)           (215)

      Basic and diluted loss
          per share as reported                (.09)           (.05)
      Effect of SFAS 142                        .01             .02
      Proforma basic and diluted
          loss per share                       (.08)           (.03)


                               Page 7 of 17

Included in investments at December 28, 2002 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments are used as part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are liquid and carry no early redemption penalties and are, therefore, classified as current assets.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       2002     2001      2002     2001

      Interest income                  215      201       390      358
      Interest expense and com-
        mitment fees                  (124)    (144)     (218)    (306)
      Realized and unrealized
        exchange gains (losses)       (622)      28    (1,342)    (400)
      Other                            (44)     (75)      (85)     (34)
                                      (575)      10    (1,255)    (382)



Approximately 70% of all inventories are valued on the LIFO method. At December 28, 2002, and June 29, 2002, total inventories are $23,978,000 and $23,835,000 less, respectively, than if determined on a FIFO basis. Although LIFO inventories have been reduced, the Company has not as yet realized any material LIFO layer liquidation profits.

Long-term debt is comprised of the following (in thousands):

                                              December      June
                                                2002        2002  .

            Note payable due 12/03, 3.8%        4,000       4,000
            Capitalized lease obligations
              payable in Brazilian currency
              due 2003 - 2007, 17%-25%          2,851
            Revolving credit agreement, 1.9%    3,000       3,000
                                                9,851       7,000
              Less current portion              4,573              .
                                                5,278       7,000

The following recently issued Statements of Financial Accounting Standards
(SFAS) are either not applicable to the Company or the Company does not expect their implementation to have a material impact on the Company's financial position or results of operations: SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the Impairment of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. SFAS No. 148 is effective beginning with the Company's March 2003 quarter. The Company is still evaluating the impact of adopting SFAS No. 148.
                               Page 8 of 17
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001

Sales
Total Company sales for the December quarter are approximately the same as the corresponding quarter of a year ago, both quarters reflecting worldwide economic conditions that have been adversely affecting business for some time. Domestic sales are down 2% and foreign sales are up 5% for the quarter, although in local currency foreign sales are up 30% because Brazil's currency has devalued over the past year.

Loss Before Taxes
Our pretax loss for the quarter was $1.3 million, slightly better than the $1.4 million loss a year earlier, but considerably better after considering the $.7 million of unrealized exchange losses in Brazil this year compared to none last year, and the fact that most of our locations are producing at levels well below sales in order to reduce inventories. We estimate that the negative effect on pretax operating results of producing at less than our sales level is $1.5 to $2.0 million in the current quarter. Despite increased fringe benefit and insurance costs ($.5 million) and reduced production levels, cost cutting measures (primarily headcount reductions) have resulted in a slightly improved gross margin (23.1% vs 22.5%) and SG&A expense (24.8% vs 25.7%). For the quarter, domestic operations had a pretax loss of 6% of sales while foreign operations had pretax income of 4% of sales. These returns are about the same as a year ago.

Income Taxes
The effective income tax rate was 52% in the current quarter and 57% in the prior year's quarter. The change comes about because pretax results are so close to breakeven in both quarters that permanent book/tax differences get exaggerated when converted to percentages and the rates are relatively high compared to our normal rate of about 35% because the least profitable operations during the current year have been in the jurisdictions with the highest tax rates.

Loss per share
As a result of the above factors, basic and diluted loss per share for the December quarters is $(.09) in both years.


SIX MONTH PERIODS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001

Overview
As more fully discussed below, results for the six months ended December 28, 2002 show the Company incurred a net loss of $9.3 million, or $1.41 per basic and diluted share, compared to a net loss of $.3 million, or $.05 per share, in the six months ended December 29, 2001. A significant portion of the current year's loss was caused by two unusual first quarter charges: the writeoff of $6.1 million, or $.93 per share after tax, of goodwill and a $3.1 million pretax, or $.30 per share after tax, provision in connection with a government investigation of the Company's Coordinate Measuring Machine division, which is based in Mt. Airy, North Carolina. Excluding these charges, the Company incurred a net loss for the six months ended December 28, 2002 of $1.3 million, or $.18 per share, compared to a net loss of $.3 million, or $.05 per share, in the prior year.

                               Page 9 of 17
Sales
Sales for the six months ended December 28, 2002 are down 1% compared to the corresponding period a year ago. Excluding intercompany sales, domestic sales are down 4% and foreign sales are up 6%. In local currency foreign sales are up 29%. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector and lower first quarter shipments to a major consumer products customer as they rebalanced their inventories.

Loss before taxes and cumulative effect of change in accounting principle Results for the six months, before the cumulative effect of the change in accounting principle for goodwill (adoption of SFAS 142) as previously discussed are down $4.8 million from last year. $3.1 million pretax ($.30 per share after tax) of this decrease relates to charges taken in connection with our Coordinate Measuring Machine (CMM) division as further described below.

Excluding the goodwill writeoff and CMM division charges, pretax results are down $1.7 million. The major items causing the decrease are increased domestic fringe benefit and insurance costs ($.9 million), unrealized exchange losses in Brazil ($1.5 million), and the effect ($3.0 to $4.0 million), both domestic and foreign, of production levels being well below sales as the Company continues to reduce inventories. These cost increases were partially offset by cost reduction measures (primarily headcount) as well as the elimination of goodwill amortization ($.1 million).

Coordinate Measuring Machine (CMM) Division
The Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The division, which is based in the Company's Mt. Airy, North Carolina facility, accounted for less than 3% of the Company's net sales during fiscal 2002. The CMM division manufactures and sells coordinate measuring machines, including the Rapid Check 2 and Rapid Check 3 machines. The Company's CMMs operate with computer measurement software sold by the Company, including software sold under the "Apogee" brand name. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The government's investigation appears to be focused on the division's Rapid Check coordinate measuring machine product line and other Starrett CMMs using the Apogee software. On September 12, 2002, the Wall Street Journal published an article in which allegations that the Company had defrauded its customers and the government were attributed to Richard Parks, a former independent contractor to the Company. The article indicated that the investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts by Mr. Parks.
The Company has not been served with a complaint in connection with any qui tam action. In response to that article, the Company denied that it defrauded its customers or the government. The Company is fully cooperating with the government in its investigation.

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






                               Page 10 of 17

As a result of the investigation and ongoing replacement program outlined above, the Company charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter. Of this, $1.5 million was charged to selling and general expense in the Statements of Operations and relates to professional fees, including legal. The remaining $1.6 million related to the Rapid Check replacement program and other CMM inventory valuation expenses and appears as part of cost of goods sold in the Statements of Operations. No assurances can be made that these charges reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional charges. Total CMM division inventories were approximately $6 million as of December 28, 2002.

Income Taxes
The effective income tax rate was 46% for the six months ended December 28, 2002 and 67% in the prior six month period. The change comes about because pretax results are so close to breakeven in both periods that permanent book/tax differences get exaggerated when converted to percentages and the rates are relatively high compared to our normal rate of about 35% because the least profitable operations during the current year have been in the jurisdictions with the highest tax rates.

Loss per share before change in accounting principle
As a result of the above factors and before the change in accounting principle (adoption of SFAS 142), the Company incurred a basic and diluted loss per share for the six months ended December 28, 2002 of $.48 ($.18 before the CMM division charges discussed above) compared to a loss of $.05 per share a year ago.

Net loss per share after change in accounting principle
Basic and diluted net loss per share was $1.41 for the six months ended December 28, 2002. Excluding the $.30 related to the CMM division charges discussed above and the $.93 related to the writeoff of goodwill discussed in the notes to the financial statements, the net loss was $.18 per share compared to a net loss of $.05 per share for the six months ended December 29, 2001.



                        LIQUIDITY AND CAPITAL RESOURCES

                                      13 Weeks Ended     26 Weeks Ended
                                    12/28/02 12/29/01  12/28/02 12/29/01
  Cash provided by operations        12,458    7,518    17,694   11,406
  Cash used in investing activities (12,459)  (5,977)  (16,621)  (8,186)
  Cash used in financing activities     827   (2,172)     (501)  (3,699)

Despite small operating losses in all quarters plus the additional $3.1 million charge taken in the first quarter of fiscal 2003, cash provided by operations has been positive and increasing period to period. By far the biggest factor contributing to the increase has been the reduction in inventories during this year's first and second quarters (approximately $6 million in both quarters). "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.2 million of noncash income per quarter ($.6 million per quarter in the prior year). On an accrual basis, retirement benefits (expense) are approximately $(.2) million per quarter in the current year and $.1 million in the prior year.



                               Page 11 of 17
The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Increased short-term investments partially offset by less capital expenditures in the first quarter of fiscal 2003 accounts for the increase in investing activities.

Cash flows from financing activities are primarily the payment of dividends, which tend to be steady from year to year. The Company entered into a lease financing arrangement in Brazil in the December quarter worth approximately $2.7 million that reduced the quarter and year to date cash required for financing activities. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although such treasury share purchases have been curtailed during the past 12 months.

The Company maintains sufficient liquidity and has the resources to fund its operations in the near term. If economic conditions do not improve and the Company continues to sustain losses, additional steps will have to be taken in order to maintain liquidity, including further workforce reductions and/or reducing or eliminating dividends. The Company maintains a $25 million line of credit but has not made significant borrowings under it. The Company has a working capital ratio of 5.3 to 1 as of December 28, 2002 and
6.0 to 1 as of June 29, 2002.

                         ACCOUNTING PRONOUNCEMENTS

The following recently issued Statements of Financial Accounting Standards
(SFAS) are either not applicable to the Company or the Company does not expect their implementation to have a material impact on the Company's financial position or results of operations: SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the Impairment of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. SFAS No. 148 is effective beginning with the Company's March 2003 quarter. The Company is still evaluating the impact of adopting SFAS No. 148.

                        CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Judgements, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and of particular importance this fiscal year the previously discussed charges connected with the government investigation of our CMM division. Actual results could differ from these estimates.


                               Page 12 of 17
The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer's credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and, as a result, our gross profit margin could be adversely affected.

Accounting for income taxes requires us to estimate our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would record the impact of the change, which could have a material effect on our financial position or results of operations.

Pension and postretirement medical benefit costs and obligations are dependent on assumptions used by our actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates, and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from our assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement benefit costs and obligations.


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

                               Page 13 of 17
Risks Related to Technology: Although the Company's strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to the Euro: The United Kingdom has not adopted the euro and the Company's Scottish subsidiary transacts a significant amount of business with euro countries. There can be no assurance that this situation will not result in unforseen economic conditions that affect the Company's business. Indeed, the historic weakness of the euro as compared to the British pound has had an adverse impact on the Company's sales and margins on business done with euro countries.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 2002 and June 2002, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $5 million as of December 28, 2002.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $23 million and debt of $11 million at December 28, 2002) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2.3 million by approximately $40,000.

                               Page 14 of 17

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   February 7, 2003                 S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date   February 7, 2003                 S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)






                               Page 15 of 17
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Date: February 7, 2003                    S/DOUGLAS A. STARRETT
                                          Douglas A. Starrett
                                          President and Chief Executive
                                            Officer


                               Page 16 of 17
CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: February 7, 2003                    S/ROGER U. WELLINGTON, JR.
                                          Roger U. Wellington, Jr.
                                          Vice President, Treasurer
                                            and Chief Financial Officer


                               Page 17 of 17