Form 10-Q/A
period 2002-12-28
STARRETT L S CO
filed 2003-05-09
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-Q/A

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

                             YES  X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X   NO

Common Shares outstanding as of    December 28, 2002   :

     Class A Common Shares      5,247,042

     Class B Common Shares      1,356,199

                               Page 1 of 17
                         THE L. S. STARRETT COMPANY

                               EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended December 28, 2002 as filed on February 7, 2003. This Form 10-Q/A is identical to the Form 10-Q filed on February 7, 2003, except for the following:

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the foreign sales in local currency was reported to be up by 30% for the December 2002 quarter in comparison to the December 2001 quarter and up 29% for the six months ended December 28, 2002 in comparison with the six month period ended December 29, 2001. In connection with the preparation of the Form 10-Q for the third quarter, the Company discovered that there was a computational error in the reported percentage increases in foreign sales in local currency. Accordingly, in this Form 10-Q/A, the increase in foreign sales in local currency as described in MD&A has been restated to be 17% for the quarterly comparison and 15% for the year to date comparison.

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


                            RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001

Sales
Total Company sales for the December quarter are approximately the same as the corresponding quarter of a year ago, both quarters reflecting worldwide economic conditions that have been adversely affecting business for some time. Domestic sales are down 2% and foreign sales are up 5% for the quarter, although in local currency foreign sales are up 17% because Brazil's currency has devalued over the past year.

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

                               Page 9 of 17
Sales
Sales for the six months ended December 28, 2002 are down 1% compared to the corresponding period a year ago. Excluding intercompany sales, domestic sales are down 4% and foreign sales are up 6%. In local currency foreign sales are up 15%. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector and lower first quarter shipments to a major consumer products customer as they rebalanced their inventories.

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

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   May 9, 2003                      S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date   May 9, 2003                      S/S.G.THOMSON

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

Date: May 9, 2003                         S/DOUGLAS A. STARRETT
                                          Douglas A. Starrett
                                          President and Chief Executive
                                            Officer


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

Date: May 9, 2003                         S/ROGER U. WELLINGTON, JR.
                                          Roger U. Wellington, Jr.
                                          Vice President, Treasurer
                                            and Chief Financial Officer


                               Page 17 of 17