Form 10-Q
period 2003-03-29
STARRETT L S CO
filed 2003-05-09
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 29, 2003

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

                             YES  X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X   NO


Common Shares outstanding as of    March 29, 2003   :

     Class A Common Shares      5,334,916

     Class B Common Shares      1,330,992

                               Page 1 of 19
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statement of Operations -
                  thirteen and thirty-nine
                  weeks ended March 29, 2003 and
                  March 30, 2002 (unaudited)                            3

                  Consolidated Statement of Cash Flows -
                  thirteen and thirty-nine
                  weeks ended March 29, 2003 and
                  March 30, 2002 (unaudited)                            4

                  Consolidated Balance Sheets - March 29,
                  2003 (unaudited) and June 29, 2002                    5

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 29, 2003 and March 30, 2002
                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-9


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10-16

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              16

      Item 4.  Controls and Procedures                                  16


Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                         17


SIGNATURES                                                              17


CERTIFICATIONS                                                         18-19












                               Page 2 of 19
                         THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)


                                        13 Weeks Ended     39 Weeks Ended
                                      03/29/03 03/30/02  03/29/03 03/30/02

Net sales                               41,525   45,419   131,688  136,859
Cost of goods sold                     (32,363) (35,380) (103,448)(104,097)
Selling and general                    (11,507) (11,294)  (35,165) (34,707)
Other income (expense)                      90      127    (1,165)    (255)

Loss before income taxes
  and cumulative effect of change in
  accounting principle                  (2,255)  (1,128)   (8,090)  (2,200)
Benefit for federal, foreign
  and state income taxes                  (988)    (666)   (3,647)  (1,389)
Loss before cumulative effect of
  change in accounting principle        (1,267)    (462)   (4,443)    (811)
Cumulative effect of change in
  accounting for goodwill                                  (6,086)         .
Net Loss                                (1,267)    (462)  (10,529)    (811)


Basic and diluted loss per share
  before cumulative effect of change
  in accounting principle                 (.19)    (.07)     (.67)    (.12)
Cumulative effect of change in
  accounting principle                                       (.93)         .
Basic and diluted loss per share          (.19)    (.07)    (1.60)    (.12)

Average outstanding shares used
  (in thousands)                         6,632    6,513     6,591    6,493


Dividends per share                        .20      .20       .60      .60























                See Notes to Consolidated Financial Statements
                               Page 3 of 19


                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                    (in thousands of dollars)(unaudited)


                                        13 Weeks Ended     39 Weeks Ended
                                      03/29/03 03/30/02  03/29/03 03/30/02

Cash flows from operating activities:
   Net loss                             (1,267)    (462)  (10,529)    (811)
   Noncash expenses (income):
      Cumulative effect of change in
        accounting principle                                6,086
      Depreciation and amortization      2,802    2,961     8,334    8,949
      Deferred taxes                        37      (38)     (254)     478
      Unrealized exchange losses (gains)   (89)    (295)    1,371      (19)
      Retirement benefits                  (31)    (496)     (535)  (1,712)
   Working capital changes:
      Receivables                        1,925   (3,605)    3,937    2,717
      Inventories                        4,509    3,523    16,617    2,649
      Other assets and liabilities      (2,777)  (1,482)   (2,117)    (737)
   Prepaid pension cost and other           88      237       (19)     235

   Net cash from operating activities    5,197      343    22,891   11,749

Cash flows from investing activities:
   Additions to plant and equipment     (1,681)  (2,578)   (4,670)  (7,620)
   Decrease (increase) in
      short-term investments               422    3,083   (13,210)     (61)

   Net cash from (used in) investing
     activities                         (1,259)     505   (17,880)  (7,681)

Cash flows from financing activities:
   Net short-term debt repayments           (2)      23    (1,580)  (2,254)
   Long-term debt borrowings
     (repayments)                       (1,014)             1,735
   Common stock issued                   1,041      533     2,350    2,111
   Treasury shares purchased               (98)    (498)     (455)    (924)
   Dividends                            (1,328)  (1,300)   (3,952)  (3,874)

   Net cash from (used in) financing
     activities                         (1,401)  (1,242)   (1,902)  (4,941)

Exchange rate change effect on cash         19       24       (60)      (8)

Net increase (decrease) in cash          2,556     (370)    3,049     (881)
Cash, beginning of period                2,165    1,434     1,672    1,945
Cash, end of period                      4,721    1,064     4,721    1,064









               See Notes to Consolidated Financial Statements
                               Page 4 of 19
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                      March 29     June 29
                                                         2003        2002
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  4,721       1,672
   Investments                                          23,140      10,479
   Accounts receivable (less allowance for doubtful
         accounts of $1,598,000 and $1,790,000)         29,852      34,832
   Inventories:
      Raw materials and supplies                        12,920      17,228
      Goods in process and finished parts               18,063      24,632
      Finished goods                                    26,553      34,762
                                                        57,536      76,622
   Other current assets                                  7,474       5,903

                  Total current assets                 122,723     129,508

Property, plant and equipment, at cost (less
      accumulated depreciation of $85,418,000
      and $79,005,000)                                  66,768      71,430
Cost in excess of net assets acquired (goodwill)
      (less accumulated amortization of $4,216,000
      at June 29, 2002)                                              6,086
Prepaid pension cost                                    34,710      33,651
Other assets                                               764         863
                                                       224,965     241,538



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  4,866       3,437
   Accounts payable and accrued expenses                12,865      13,874
   Accrued salaries and wages                            3,541       4,163
                  Total current liabilities             21,272      21,474

Deferred income taxes                                   16,249      16,012
Long-term debt                                           5,247       7,000
Accumulated postretirement medical benefit obligation   17,101      16,711
Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,334,916 outstanding on 3/29/03, excluding
        1,286,557 in treasury; 5,147,201 outstanding
        on 6/29/02, excluding 1,397,659 in treasury)     5,334       5,147
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,330,992 outstanding on 3/29/03, excluding
        332,019 in treasury; 1,397,480 outstanding
        on 6/29/02, excluding 332,019 in treasury)       1,331       1,397
      Additional paid-in capital                        49,859      47,858
      Retained earnings reinvested and employed in
            the business                               135,321     150,029
      Accumulated other comprehensive loss             (26,749)    (24,090)
                  Total stockholders' equity           165,096     180,341
                                                       224,965     241,538


               See Notes to Consolidated Financial Statements
                               Page 5 of 19
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Thirty-nine Weeks Ended March 29, 2003 and March 30, 2002
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 30, 2001       6,458    45,112    156,626   (23,375)  184,821
Comprehensive income (loss):
  Net loss                                        (811)               (811)
  Unrealized net loss
    on investments                                          (239)     (239)
  Translation loss, net                                      (40)      (40)
Total comprehensive income
    (loss)                                                          (1,090)
Dividends ($.60 per share)                      (3,874)             (3,874)
Treasury shares:
  Purchased                   (46)     (339)      (539)               (924)
  Issued                       92     1,794                          1,886
Options exercised              13       212                            225

Balance March 30, 2002       6,517    46,779   151,402   (23,654)  181,044






Balance June 29, 2002        6,544    47,858   150,029   (24,090)  180,341
Comprehensive income (loss):
  Net loss                                     (10,529)            (10,529)
  Unrealized net loss
    on investments                                           (12)      (12)
  Translation loss, net                                   (2,647)   (2,647)
Total comprehensive income
    (loss)                                                         (13,188)
Dividends ($.60 per share)                      (3,952)             (3,952)
Treasury shares:
  Purchased                    (24)     (204)     (227)               (455)
  Issued                       135     2,081                         2,216
Options exercised               10       124                           134

Balance March 29, 2003       6,665    49,859   135,321   (26,749)  165,096











               See Notes to Consolidated Financial Statements
                               Page 6 of 19
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2003 and June 29, 2002; the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended March 29, 2003 and March 30, 2002; and changes in stockholders' equity for the thirty-nine weeks ended March 29, 2003 and March 30, 2002.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 29, 2002, except for the treatment of goodwill as discussed below; and these financial statements should be read in conjunction with that annual report. Certain reclassifications have been made to prior period data to conform with current year presentation.

In the periods presented, shares used to compute basic and diluted loss per share are the same since the inclusion of common stock equivalents would be antidilutive. Average common stock options outstanding that were not included in the calculation of diluted loss per share were as follows: quarters ended March 2003 and 2002, 56,939 and 53,509 shares, respectively; nine month periods ended March 2003 and 2002, 41,581 and 56,605 shares, respectively.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact the Company if it changes to the fair value-based method of accounting for employee stock-based compensation, which it has not implemented but is considering. The Company has not incurred any employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25 in these financial statements. The Company has computed below the pro forma disclosures required under SFAS No. 148 using the Black-Scholes option pricing model with an assumed interest rate of 3% (3.5% in fiscal 2002), volatility of 22% and an expected life of two years.

                                 13 Weeks Ended March  39 Weeks Ended March
                                    2003      2002        2003      2002

  Net loss as reported            (1,267)     (462)    (10,529)     (811)
  After tax Employee stock based
   compensation under fair value
   method                                                 (140)      (55)
  Pro forma net loss              (1,267)     (462)    (10,669)     (866)
  Basic and diluted net loss
   per share:
    As reported                     (.19)     (.07)      (1.60)     (.12)
    Pro forma                       (.19)     (.07)      (1.62)     (.13)

As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter and $.6 million ($.06 per share after tax) in the March 2003 quarter in connection with an investigation of its Coordinate Measuring Machine division, which is based in Mt. Airy, North Carolina. No assurances can be


                              Page 7 of 19
made that these charges reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to make additional charges.

Historically, the Company has not incurred significant predictable warranty expense and as a result does not generally record a warranty liability. The warranty obligation for most products is generally one year from shipment to the original purchaser and is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Any such failures tend to occur soon after shipment. In the event a material warranty liability is deemed probable, a reserve is established. Should historical experience change, a warranty liability may be required.

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a non-cash impairment charge of $6,086,000 ($.93 per share after taxes), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of the September 2002 quarter and related amortization of $67,000 per quarter was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations and Cash Flows. There were no income taxes associated with the charge. Had goodwill not been amortized in the prior year, net loss and net loss per share would have been as follows (in thousands):

                                           13 Weeks        39 Weeks
                                        Ended 03/30/02  Ended 03/30/02
      Net loss as reported                     (462)           (811)
      Add back goodwill amortization             67             201
      Proforma net loss                        (395)           (610)

      Basic and diluted loss
          per share as reported                (.07)           (.12)
      Effect of SFAS 142                        .01             .03
      Proforma basic and diluted
          loss per share                       (.06)           (.09)


Included in investments at March 29, 2003 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments are used as part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are liquid and carry no early redemption penalties and are, therefore, classified as current assets.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Thirty-nine Weeks
                                       Ended March        Ended March .
                                       2003     2002      2003     2002

      Interest income                  212      135       602      493
      Interest expense and com-
        mitment fees                  (230)     (95)     (448)    (401)
      Realized and unrealized
        exchange gains (losses)        187      307    (1,155)     (93)
      Other                            (79)    (220)     (164)    (254)
                                        90      127    (1,165)    (255)

                              Page 8 of 19
Approximately 70% of all inventories are valued on the LIFO method. At March 29, 2003, and June 29, 2002, total inventories are $23,768,000 and $23,835,000 less, respectively, than if determined on a FIFO basis. Although LIFO inventories have been reduced, the Company has not as yet realized any material LIFO layer liquidation profits.

Long-term debt is comprised of the following (in thousands):

                                                March       June
                                                2003        2002  .

            Note payable due 12/03, 3.8%        2,999       4,000
            Capitalized lease obligations
              payable in Brazilian currency
              due 2003 - 2007, 17%-28%          2,897
            Revolving credit agreement, 1.8%    3,000       3,000
                                                8,896       7,000
              Less current portion              3,649              .
                                                5,247       7,000












































                               Page 9 of 19
                         THE L. S. STARRETT COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 29, 2003 AND MARCH 30, 2002

Sales
Total Company sales for the March quarter are approximately 9% less than the corresponding quarter of a year ago. Although both quarters reflect worldwide economic conditions that have been adversely affecting business for some time, domestic sales declined 12% compared to a year ago, after having leveled out in the December quarter, due to weakness and uncertainty surrounding the the economy. Foreign sales are up 2% for the quarter, although in local currency foreign sales are up 18% primarily because Brazil's currency has devalued over the past year.

Loss Before Taxes
Our pretax loss for the quarter was $2.3 million compared to a $1.1 million loss a year earlier. The major reasons for the increased loss are the effect of the decrease in sales discussed above (approximately $1.4 million) and an additional provision of $.6 million in connection with the government investigation of the Company's Coordinate Measuring Machine (CMM) division (see below). Overall we were producing at approximately 10% below sales level in both quarters in order to reduce inventories. The effect of these reduced production levels is estimated to be a $.5 to $1 million increase in the Company's pretax loss. Despite lower sales, increased fringe benefit and insurance costs, including retirement ($.4 million), and reduced production levels, cost cutting measures (primarily headcount reductions) have allowed gross margins to remain the same at 22%. Although Selling and General spending has remained about the same compared to the quarter a year ago, it has increased from 24.9% to 27.7% as a percent of sales because of the 9% decrease in sales. For the quarter, domestic operations had a pretax loss of 6% of sales before the $.6 million charge relating to the government investigation of the CMM division while foreign operations broke even. In the prior year, domestic operations had a pretax loss of 2% of sales and foreign operations had a pretax loss of 3% of sales.

Income Taxes
The effective income tax rate was 44% in the current quarter and 59% in the prior year's quarter. The change comes about because pretax results are so close to breakeven in both quarters that permanent book/tax differences get exaggerated when converted to percentages and the rates are relatively high compared to our normal rate of approximately 35% because the least profitable operations have been in the jurisdictions with the highest tax rates.

Loss per share
As a result of the above factors, basic and diluted loss per share for the March 2003 quarter is $.19 per share compared to a loss of $.07 for the March 2002 quarter.


NINE MONTH PERIODS ENDED MARCH 29, 2003 AND MARCH 30, 2002

Overview
As more fully discussed below, results for the nine months ended March 29, 2003 show the Company incurred a net loss of $10.5 million, or $1.60 per

                              Page 10 of 19
basic and diluted share, compared to a net loss of $.8 million, or $.12 per share, in the nine months ended March 30, 2002. A significant portion of the current year's loss was caused by two unusual charges: the writeoff of $6.1 million in the first quarter, or $.93 per share after tax, of goodwill (as discussed in the notes to the financial statements) and a $3.7 million pretax ($3.1 million in the first quarter and $.6 million in the third quarter), or $.36 per share after tax, provision in connection with a government investigation of the Company's CMM division. Excluding these charges, the Company incurred a net loss for the nine months ended March 29, 2003 of $2.1 million, or $.31 per share, compared to a net loss of $.8 million, or $.12 per share, in the prior year.

Sales
Sales for the nine months ended March 29, 2003 are down 4% compared to the corresponding period a year ago. Excluding intercompany sales, domestic sales are down 7% and foreign sales are up 1%. In local currency, foreign sales are up 15%, primarily because of the devaluation of Brazil's currency. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector, particularly in the third quarter, and lower first quarter shipments to a major consumer products customer as they rebalanced their inventories.

Loss before taxes and cumulative effect of change in accounting principle Results for the nine months, before the cumulative effect of the change in accounting principle for goodwill (adoption of SFAS 142) as previously discussed, are down $5.9 million from last year. $3.7 million pretax of this decrease ($.36 per share after tax) relates to charges taken in connection with our CMM division as further described below.

Excluding the goodwill writeoff and CMM division charges, pretax results are down $2.2 million. The major items causing the decrease are lower sales (approximately $1.5 million), increased domestic fringe benefit and insurance costs, including retirement ($1.4 million), unrealized exchange losses in Brazil ($1.1 million), and the effect (approximately $3.0 to $4.0 million), both domestic and foreign, of production levels being well below sales as the Company continues to reduce inventories. These cost increases were partially offset by cost reduction measures (primarily headcount) as well as the elimination of goodwill amortization ($.2 million).

Coordinate Measuring Machine (CMM) Division
The Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The division, which is based in the Company's Mt. Airy, North Carolina facility, accounted for less than 3% of the Company's net sales during fiscal 2002. The CMM division manufactures and sells coordinate measuring machines, including the Rapid Check 2 and Rapid Check 3 machines. The Company's CMMs operate with computer measurement software sold by the Company, including software sold under the "Apogee" brand name. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The government's investigation appears to be focused on the division's Rapid Check coordinate measuring machine product line and other Starrett CMMs using the Apogee software. On September 12, 2002, the Wall Street Journal published an article in which allegations that the Company had defrauded its customers and the government were attributed to Richard Parks, a former independent contractor to the Company. The article indicated that the investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts by Mr. Parks.
The Company has not been served with a complaint in connection with any qui tam action. In response to that article, the Company denied that it


                              Page 11 of 19
defrauded its customers or the government. The Company is fully cooperating with the government in its investigation.

Beginning late in calendar 2001, the Company, on its own initiative and as part of its review of its Rapid Check product line, made certain improvements to the Rapid Check machines and incorporated these improvements in new Rapid Check machines. Beginning in March 2002, the Company informed its customers of these improvements and initiated a program to replace the affected Rapid Check machines at no cost to its customers. This replacement program continues to the present time and is nearing completion.

As a result of the investigation and ongoing replacement program outlined above, the Company charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter and an additional $.6 million ($.06 per share after tax) in the March 2003 quarter. Of this, $2.1 million was charged to selling and general expense in the Statements of Operations and relates to professional fees, primarily legal. The remaining $1.6 million related to the Rapid Check replacement program and other CMM inventory valuation expenses and appears as part of cost of goods sold in the Statements of Operations. No assurances can be made that these charges reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional charges. As of March 29, 2003, actual expenditures related to these charges were approximately $2 million. Total CMM division inventories were approximately $5.5 million as of March 29, 2003.

Income Taxes
The effective income tax rate was 45% for the nine months ended March 29, 2003 and 63% in the prior nine month period. The change comes about because pretax results are close enough to breakeven in both periods that permanent book/tax differences get exaggerated when converted to percentages and the rates are relatively high compared to our normal rate of about 35% because the least profitable operations have been in the jurisdictions with the highest tax rates.

Loss per share before change in accounting principle
As a result of the above factors and before the change in accounting principle for goodwill (adoption of SFAS 142), the Company incurred a basic and diluted loss per share for the nine months ended March 29, 2003 of $.67 ($.31 before the CMM division charges discussed above) compared to a loss of $.12 per share a year ago.

Net loss per share after change in accounting principle
Basic and diluted net loss per share was $1.60 for the nine months ended March 29, 2003. Excluding the $.36 related to the CMM division charges discussed above and the $.93 related to the writeoff of goodwill discussed in the notes to the financial statements, the net loss was $.31 per share compared to a net loss of $.12 per share for the nine months ended March 30, 2002.
                        LIQUIDITY AND CAPITAL RESOURCES

                                      13 Weeks Ended     39 Weeks Ended
                                    03/29/03 03/30/02  03/29/03 03/30/02
  Cash provided by operations         5,197      343    22,891   11,749
  Cash provided by (used in)
    investing activities             (1,259)     505   (17,880)  (7,681)
  Cash used in financing activities  (1,401)  (1,242)   (1,902)  (4,941)

Despite small operating losses in all quarters plus the additional $3.1 million charge taken in the first quarter of fiscal 2003, cash provided by

                              Page 12 of 19
operations has been positive and increasing period to period. By far the biggest factor contributing to the increase has been the reduction in inventories during this year's first, second and third quarters (approximately $5 million in each quarter). "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.2 million of noncash income per quarter ($.6 million per quarter in the prior year). On an accrual basis, retirement benefits (expense) are approximately $(.2) million per quarter in the current year and $.1 million per quarter in the prior year.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Increased short-term investments partially offset by less capital expenditures during fiscal 2003 accounts for the increase in investing activities.

Cash flows from financing activities are primarily the payment of dividends, which tend to be steady from year to year. The Company entered into a lease financing arrangement in Brazil in the second quarter worth approximately $2.7 million that reduced the year to date cash required for financing activities. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such treasury share purchases have been curtailed.

The Company maintains sufficient liquidity and has the resources to fund its operations in the near term. If economic conditions do not improve and the Company continues to sustain losses, additional steps will have to be taken in order to maintain liquidity, including further workforce reductions and/or reducing or eliminating dividends. The Company maintains a $25 million line of credit but has not made significant borrowings under it. The Company has a working capital ratio of 5.8 to 1 as of March 29, 2003 and 6.0 to 1 as of June 29, 2002.

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


                              Page 13 of 19
Judgements, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and of particular importance this fiscal year the previously discussed charges connected with the government investigation of our CMM division. Actual results could differ from these estimates.

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












                              Page 14 of 19
                           SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

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

Risks Related to Foreign Operations: Approximately a third of the Company's sales and net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable. In addition, the recent outbreak of severe acute respiratory syndrome (SARS) in the People's Republic of China and concerns over its spread in Asia and elsewhere could have a negative effect on the economies, financial markets and business activity in Asia and elsewhere. The Company's manufacturing operations in China and its sales in Asia may be affected by this risk.

Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies. Accordingly, economic weakness in the industrial manufacturing sector will result in decreased demand for the Company's products and will


                              Page 15 of 19
adversely affect performance. Economic weakness in the consumer market also impacts the Company's performance.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 2003 and June 2002, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $4 million as of March 29, 2003.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $26 million and debt of $10 million at March 29, 2003) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2.3 million by approximately $40,000.

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












                              Page 16 of 19
                          PART II.  OTHER INFORMATION

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


























                               Page 17 of 19
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Date: May 9, 2003                         S/DOUGLAS A. STARRETT
                                          Douglas A. Starrett
                                          President and CEO
                               Page 18 of 19
CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: May 9, 2003                         S/ROGER U. WELLINGTON, JR.
                                          Roger U. Wellington, Jr.
                                          Vice President, Treasurer and CFO
                               Page 19 of 19