Form 10-K
period 2003-06-28
STARRETT L S CO
filed 2003-09-02
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(check one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 28, 2003
                                    OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
             For the transition period from          to
                         Commission File No.  1-367

                           THE L.S. STARRETT COMPANY
          (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                         04-1866480
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     121 CRESCENT STREET, ATHOL, MASSACHUSETTS             01331
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
           Title of each class                      which registered

Class A Common - $1.00 Per Share Par Value      New York Stock Exchange
Class B Common - $1.00 Per Share Par Value      Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          Yes  X   No
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
                                                          Yes  X   No ____
The Registrant had 5,247,042 and 1,356,199 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 28, 2002. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $114,000,000.

The exhibit index is located on page 28.

Documents incorporated by reference

Definitive Proxy Statement dated August 15, 2003 - Part III



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

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily to distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-your-selfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounted for approximately 14% of the Company's sales in fiscal 2003, and the Company's top three customers accounted for approximately 25% of sales.

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

At June 28, 2003, the Company had 2,150 employees, approximately 65% of whom were domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 28, 2003, there were no material changes in the Company's competitive position. However, during recent years, changes in the volume of sales of the Company have been negatively affected by the general migration of manufacturing to low cost production areas such as China. In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. Subsidiaries in Australia, Mexico and Germany are engaged in distribution of the Company's products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's fiscal 2003 financial statements under the caption "OPERATING DATA" found in item 8 of this Form 10-K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $54,035,000 at June 28, 2003, and $76,622,000 at June 29, 2002. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 70% of all inventories). Inventory amounts are $23,204,000 and $23,835,000 lower, respectively, than if determined on a first-in, first-out (FIFO) basis.

The Company does apply for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 2003, 2002 and 2001 were approximately $2,929,000, $2,727,000 and $2,663,000, respectively, all of which was expensed in the Company's financial statements.

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

                    Where To Find More Information
The Company makes its public filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at its website, www.starrett.com, as soon as reasonably practicable after the Company files such material with the SEC. The Company began posting these reports on its website on August 12, 2003. Information contained on the Company's website is not part of this report.

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

The Company's subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company's subsidiary in Jedburgh, Scotland owns and occupies a 187,000 square foot building and also a 33,000 square foot building in Skipton, England, where its wholly owned subsidiary manufactures optical measuring projectors. The Skipton plant is scheduled to be consolidated into Jedburgh during fiscal 2004. Two wholly owned subsidiaries in the Shanghai area of the People's Republic of China lease approximately 40,000 square feet and 2,000 square feet.

In addition, the Company operates warehouses/sales-support offices in Glendale, Arizona; Elmhurst, Illinois; Atlanta, Georgia; Mississauga, Canada; Sydney, Australia; Saltillo, Mexico; and Schmitten, Germany.

In the Company's opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The division, which is based in the Company's Mt. Airy, North Carolina facility, accounted for less than 3% of the Company's net sales in 2002 and less than 2% in 2003. The CMM division manufactures and sells coordinate measuring machines, including the Rapid Check 2 and Rapid Check 3 machines. The Company's CMMs operate with computer measurement software sold by the Company, including software sold under the "Apogee" brand name. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The government's investigation appears to be focused on the division's Rapid Check coordinate measuring machine product line and other Starrett CMMs using the Apogee software. On September 12, 2002, the Wall Street Journal published an article in which allegations that the Company had defrauded its customers and the government were attributed to Richard Parks, a former independent contractor to the Company. The article indicated that the investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts by Mr. Parks. The Company has not been served with a complaint in connection with any qui tam action. In response to that article, the Company denied that it defrauded its customers or the government. The Company is cooperating with the government in its investigation.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 2003.







PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company's Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. At July 25, 2003, there were 1,979 registered holders of Class A common stock and 1,623 registered holders of Class B common stock.


     Quarter ended                    Dividends            High       Low
	September 2001                   $ 0.20           $ 20.85    $ 18.00
	December 2001                      0.20             21.15      18.95
	March 2002                         0.20             21.82      19.00
	June 2002                          0.20             25.25      21.20

	September 2002                     0.20             25.30      15.28
	December 2002                      0.20             17.60      13.80
	March 2003                         0.20             17.10      12.45
	June 2003                          0.10             14.60      11.63


Item 6 - Selected Financial Data

                             Years ended in June ($000 except per share data)
                               2003      2002      2001      2000      1999
Net sales                   $175,711  $184,346  $225,857  $235,169  $232,385
Earnings (loss) before
  change in accounting        (4,489)     (380)    8,097    11,489    16,696
Net earnings(loss)           (10,575)     (380)    8,097    11,489    16,696
Basic earnings(loss)per share  (1.60)    (0.06)     1.26      1.73      2.44
Diluted earnings(loss)per shr. (1.60)    (0.06)     1.25      1.73      2.44
Long-term debt                 2,652     7,000     7,000     3,000     3,300
Total assets                 219,740   239,097   248,532   250,418   245,728
Dividends per share             0.70      0.80      0.80      0.80      0.80

Items 7 and 7A- Management's Discussion and Analysis of Financial Condition
                and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

2003 versus 2002

Overview: As more fully discussed below, for fiscal 2003 the Company incurred a net loss of $10.6 million, or $1.60 per basic and diluted share, compared to a net loss of $.4 million, or $.06 per share, for 2002. A significant portion of the current year's loss was caused by two unusual charges: the writeoff of $6.1 million in the first quarter, or $.92 per share after tax, of goodwill (as discussed in the notes to the financial statements) and a $3.7 million ($2.3 million, or $.35 per share after tax) provision in connection with a
government investigation   of   the  Company's  CMM  division (see below).
Excluding these charges, the Company incurred a net loss for 2003 of $2.2 million, or $.33 per share, compared to a net loss of $.4 million, or $.06 per share, in the prior year.

Sales: Sales for 2003 decreased 5% compared to 2002. Excluding intercompany sales, domestic sales are down 7% and foreign sales are up 2%. In local currency, foreign sales are up 14%, primarily because of the devaluation of Brazil's currency. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector, particularly in the third quarter, and lower first quarter shipments to a major consumer products customer as they rebalanced their inventories.

Loss before taxes and cumulative effect of change in accounting principle:
Results for the year, before income taxes and the cumulative effect of the change in accounting principle for goodwill (see footnotes regarding adoption of FASB 142) are down $6.9 million from last year. $3.7 million of this decrease relates to charges taken in connection with our CMM division as further described below. Excluding the goodwill write-off and CMM division charges, cost of sales is 77.1% compared to 75.6% in 2002 and pretax results are down $3.2 million. Changes in the cost of sales rate are mainly impacted by the manufacturing efficiencies that are gained or lost as a result of increased or decreased production levels, but also by pricing, product mix, and overhead spending. The major items causing the decrease in earnings are lower sales (approximately $2.5 million), increased domestic fringe benefit and insurance costs, mainly retirement ($1.0 million), additional reserves for slow moving inventory ($.9 million) and the effect on unabsorbed overhead ($3.0 to $4.0 million) of production levels being about 15% below sales as the Company continues to reduce inventories. These cost increases were partially offset by headcount and other cost reduction measures ($3.5 million), LIFO layer liquidation profits ($.9 million) and the elimination of goodwill amortization ($.3 million).

Coordinate Measuring Machine (CMM) Division: The Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The division, which is based in the Company's Mt. Airy, North Carolina facility, accounted for less than 3% of the Company's net sales in 2002 and less than 2% in 2003. The CMM division manufactures and sells coordinate measuring machines, including the Rapid Check 2 and Rapid Check 3 machines. The Company's CMMs operate with computer measurement software sold by the Company, including software sold under the "Apogee" brand name. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The government's investigation appears to be focused on the division's Rapid Check coordinate measuring machine product line and other Starrett CMMs using the Apogee software. On September 12, 2002, the Wall Street Journal published an article in which allegations that the Company had defrauded its customers and the government were attributed to Richard Parks, a former independent contractor to the Company. The article indicated that the investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts by Mr. Parks. The Company has not been served with a complaint in connection with any qui tam action. In response to that article, the Company denied that it defrauded its customers or the government. The Company is cooperating with the government in its investigation.

Beginning late in calendar 2001, the Company, on its own initiative and as part of its review of its Rapid Check product line, made certain improvements to the Rapid Check machines and incorporated these improvements in new Rapid Check machines. Beginning in March 2002, the Company informed its customers of these improvements and initiated a program to replace the affected Rapid Check machines at no cost to its customers. This replacement program is essentially complete.

As a result of the investigation and replacement program outlined above, the Company charged pretax operations with $3.1 million ($.29 per share after tax) in the September 2002 quarter and an additional $.6 million ($.06 per share after tax) in the March 2003 quarter. Of this, $2.1 million was charged to selling and general expense in the Statements of Operations and relates to professional fees, primarily legal. The remaining $1.6 million related to the Rapid Check replacement program and other CMM inventory valuation expenses and appears as part of cost of goods sold in the Statements of Operations. No assurances can be made that these charges reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional charges. As of June 28, 2003, actual expenditures related to these charges were approximately $3 million. Total CMM division inventories were approximately $4.5 million as of June 28, 2003.

Income Taxes: The effective income tax rate before goodwill write-off was 44% for fiscal 2003 and 69% for 2002. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. The large change in effective rate comes about because pretax results are close enough to breakeven in both years that permanent book/tax differences and jurisdictional tax rate differentials have an exaggerated effect when converted to percentages. The rates are relatively high compared to our normal rate of about 35% because the least profitable operations have been in the jurisdictions with the highest tax rates.

Loss per share before change in accounting: As a result of the above factors and before the change in accounting principle for goodwill (adoption of SFAS
142), the Company incurred a basic and diluted loss per share of $.68 ($.33 before the CMM division charges discussed above) compared to a loss of $.06 per share a year ago.

Net loss per share after change in accounting: Basic and diluted net loss per share was $1.60 for 2003. Excluding the $.35 related to the CMM division charges and the $.92 related to the writeoff of goodwill, the net loss was $.33 per share compared to a net loss of $.06 per share a year ago.


2002 versus 2001

Sales: Sales decreased 18% in fiscal 2002 compared to 2001. The decrease was both domestic and foreign, 18% and 20%, respectively, although foreign sales were only down 10% when measured in local currencies. Worldwide economic conditions adversely affected business, and sales of our Scotland subsidiary continued to be hurt by the weak euro as compared to the British pound, which hurt business in terms of export pricing and import price competition. The devaluation of the Brazil's currency accounted for about 1/4 of the 2002 sales decrease of 18%. The decrease in domestic sales reflected the weak U.S. industrial manufacturing sector to which we sell.

Income before Income Taxes: Primarily because of sales volume, pretax earnings dropped $12.7 million in 2002 to a loss of $(1.2) million. Cost of sales was 75.6% in 2002, compared to 71.1% in 2001. The cost of sales percent was adversely affected in 2002 by production levels about 5% lower than sales levels. Production levels were about 5% higher than sales in 2001. Selling and general expenses were reduced 12% in 2002 but as a percent of sales increased slightly from 23.1% to 24.9% because sales dropped more. Although fringe benefit costs were favorably affected in 2002 ($800,000) due to our overfunded pension plan, this was offset by nonrecurring employee severence costs ($600,000), warranty expenses ($700,000), and bad debts ($400,000).

Income taxes: The effective income tax rate was 69% in 2002 compared to 29% in 2001. Pretax earnings are so close to breakeven that permanent book/tax differences and jurisdictional tax rate differentials have an exaggerated effect when converted to percentages. Nonrecurring permanent differences between book and taxable income for dividends paid from Brazil to the U.S. in 2001 reduced Brazil's effective tax rate substantially when reported in U.S. dollars. We were unable to utilize and record the U.S. tax benefit of the foreign tax credits generated by the 2002 Brazil dividend and this caused our overall tax provision to be $700,000 higher when compared to 2001. On the other hand, this was offset by the mix of income in 2002, with the more profitable divisions being in the jurisdictions with the lowest tax rates.

Earnings per Share: As a result of the above, basic earnings (loss) per share was $(0.06) in fiscal 2002 compared to $1.26 in 2001.


Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2003 and 2002, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are less than $2 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $19,700,000 and debt of $6,200,000 at June 28, 2003) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2,300,000 by $40,000.


LIQUIDITY AND CAPITAL RESOURCES
                                              Years ended In June ($000)
                                           2003         2002          2001
Cash provided by operations              $24,336      $17,700       $12,499
Cash used in investing activities        (17,643)     (10,451)       (9,496)
Cash used in financing activities         (5,187)      (7,435)       (3,138)

Despite operating losses in 2003 and 2002 plus the additional $3.7 million incurred in connection with the CMM division investigation, cash provided by operations has been positive and increasing period to period. By far the biggest factor contributing to the increases has been the reduction in inventories that began in mid 2002. "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.8 million of noncash income ($2.2 and $1.4 million in 2002 and 2001). On an accrual basis, retirement benefit expense (income) was approximately $.7 million in 2003, $(.4) million in 2002 and $.9 million in 2001.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Increased short-term investments partially offset by less capital expenditures accounts for the increase in investing activities in 2003. Cash flows from financing activities are primarily the payment of dividends. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such treasury share purchases have been curtailed. Overall debt has been reduced from $12 million at the end of 2001 to $6 million at the end of 2003.

The Company maintains sufficient liquidity and has the resources to fund its operations in the near term. If economic conditions do not improve and the Company continues to sustain losses, additional steps will have to be taken in order to maintain liquidity, including further dividend and workforce reductions. The Company maintains a $15 million line of credit (in the process of being reduced from $25 million), but has not made significant borrowings under it. The Company has a working capital ratio of 5.9 to 1 as of June 28, 2003 and 6.7 to 1 as of June 29, 2002.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any material off-balance sheet arrangements as defined under Securities Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to these financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer's credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and, as a result, our gross profit margin could be adversely affected.

Accounting for income taxes requires estimates of our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would record the impact of the change, which could have a material effect on our financial position or results of operations.

Pension and postretirement medical costs and obligations are dependent on assumptions used by our actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates, and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from our assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement benefit costs and obligations.

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the 2003 Annual Report, including the President's letter to stockholders, include forward-looking statements about the Company's business, competition, sales, expenditures, environmental regulatory compliance, foreign operations, progress and effect of the government investigation, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks related to government investigation: Based on information currently known to management, the Company has recorded an estimate of the costs related to the government investigation of its CMM division. However, no assurances can be made that charges recorded for this matter reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional charges.

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

Risks Related to Foreign Operations: Approximately 30% of the Company's sales and 25% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable. In addition, the recent outbreak of severe acute respiratory syndrome (SARS) in the People's Republic of China and concerns over its spread in Asia and elsewhere could have a negative effect on the economies, financial markets and business activity in Asia and elsewhere. The Company's manufacturing operations in China and its sales in Asia may be affected by this risk.

Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries. Accordingly, economic weakness in the industrial manufacturing sector will result in decreased demand for the Company's products and will adversely affect performance. Economic weakness in the consumer market also impacts the Company's performance.

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

Risks Related to Customer Concentration: Sales to the Company's three biggest customers account for approximately 25% of revenues. The loss or reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions, could adversely affect business and results of operations.

Risks Related to Insurance Coverage. The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for health benefits and retains risk in the form of deductibles and sublimits. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.



Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                        12

   Consolidated Statements of Operations                                 13

   Consolidated Statements of Cash Flows                                 14

   Consolidated Balance Sheets                                           15

   Consolidated Statements of Stockholders' Equity                       16

   Notes to Consolidated Financial Statements                          17-25













INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in the notes to the financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards Nos. 142 and 144 during the year ended June 28, 2003.

S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 1, 2003
























                         THE L.S. STARRETT COMPANY
                  Consolidated Statements of Operations
  For the years ended in June (in thousands of dollars except per share data)

                                                2003       2002        2001
OPERATIONS
Net sales                                     $175,711   $184,346   $225,857
Cost of goods sold                            (137,036)  (139,413)  (160,562)
Selling, general and administrative expense    (46,169)   (45,945)   (52,223)
Other expense                                     (585)      (217)    (1,640)

Earnings (loss) before income taxes and
     Cumulative effect of change in
     Accounting principle                       (8,079)    (1,229)    11,432
Income taxes (benefit)                          (3,590)      (849)     3,335
Earnings (loss) before cumulative effect of
     Change in accounting principle            (4,489)      (380)     8,097
Cumulative effect of change in accounting
     For goodwill                              (6,086)

Net earnings (loss)                           $(10,575)  $   (380)  $  8,097
Basic earnings (loss) per share:
     Before cumulative effect of accounting
        change                                $  (0.68)  $  (0.06)  $   1.26
     Cumulative effect of change in
        accounting for goodwill                  (0.92)
                                              $  (1.60)  $  (0.06)  $   1.26
Diluted earnings (loss) per share:
     Before cumulative effect of accounting
        change                                $  (0.68)  $  (0.06)  $   1.25
     Cumulative effect of change in
        accounting for goodwill                  (0.92)
                                              $  (1.60)  $  (0.06)  $   1.25
Average outstanding shares used:
     Basic earnings (loss) per share             6,608      6,500      6,446
     Diluted earnings (loss) per share           6,608      6,500      6,458


Dividends per share                           $   0.70   $   0.80   $   0.80





















                See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
           For the years ended in June (in thousands of dollars)

                                                2003       2002        2001
Cash flows from operating activities:
   Net earnings (loss)                        $(10,575)  $   (380)  $  8,097
   Noncash operating activities:
     Cumulative effect of change in
        accounting principle                     6,086
     Depreciation and amortization              10,988     11,741     11,662
     Deferred taxes                             (3,875)       561         97
     Unrealized translation losses                 453        263        748
     Retirement Benefits                        (1,338)    (2,170)    (1,396)
   Working capital changes:
     Receivables                                   695      1,664        707
     Inventories                                22,345      7,656     (9,261)
     Other current assets and liabilities         (841)    (1,862)     1,665
   Prepaid pension cost and other                  398        227        180
     Net cash from operating activities         24,336     17,700     12,499

Cash flows from investing activities:
   Additions to plant and equipment             (5,860)    (8,028)   (13,198)
   Decrease (increase) in investments          (11,783)    (2,423)     3,702
     Net cash used in investing activities     (17,643)   (10,451)    (9,496)

Cash flows from financing activities:
   Short-term borrowing, net                      (372)    (4,050)    (1,645)
   Long-term borrowings (repayments)            (1,991)                4,000
   Common stock issued                           2,453      3,598      3,444
   Treasury shares purchased                      (658)    (1,796)    (3,792)
   Dividends                                    (4,619)    (5,187)    (5,145)
     Net cash used in financing activities      (5,187)    (7,435)    (3,138)
Effect of translation rate changes on cash         128        (87)        72
Net increase (decrease) in cash                  1,634       (273)       (63)
Cash beginning of year                           1,672      1,945      2,008
Cash end of year                              $  3,306   $  1,672   $  1,945

Supplemental cash flow information:
   Interest paid                              $    848   $    695   $    950
   Taxes paid, net                            $   (958)  $   (725)  $  1,688
   Non-cash capital lease financing           $  3,000


















                See notes to consolidated financial statements

                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                         June 28     June 29
ASSETS                                                     2003        2002
Current assets:
   Cash                                                 $  3,306    $  1,672
   Investments                                            21,995      10,479
   Accounts receivable (less allowance for doubtful
     accounts of $1,392,000 and $1,790,000)               32,175      32,391
   Inventories:
       Raw materials and supplies                          9,859      17,228
       Goods in process and finished parts                20,344      24,632
       Finished goods                                     23,832      34,762
         Total inventories                                54,035      76,622
   Prepaid expenses, taxes and other current assets        9,703       5,903
     Total current assets                                121,214     127,067

Property, plant and equipment, at cost:
   Land                                                    1,885       1,893
   Buildings (less accumulated depreciation of
     $18,463,000 and $17,151,000)                         21,295      22,698
   Machinery and equipment (less accumulated
     depreciation of $70,719,000 and $61,813,000)         43,913      46,839
     Total property, plant and equipment                  67,093      71,430

Cost in excess of net assets acquired (goodwill)(less
   accumulated amortization of $4,216,000 in 2002)                     6,086
Prepaid pension cost                                      30,565      33,651
Other assets                                                 868         863
                                                        $219,740    $239,097
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  3,585    $    996
   Accounts payable and accrued expenses                  12,859      13,874
   Accrued salaries and wages                             3,940       4,163
      Total current liabilities                          20,384      19,033

Deferred income taxes                                     14,696      16,012
Long-term debt                                             2,652       7,000
Accumulated postretirement benefit obligation             17,057      16,711
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     5,344,033 outstanding in 2003, excluding
     1,294,542 held in treasury; 5,147,201 outstanding
     in 2002, excluding 1,397,659 held in treasury)        5,344       5,147
   Class B common stock $1 par (10,000,000 shrs. auth.;
     1,315,489 outstanding in 2003, excluding
     332,019 held in treasury; 1,397,480 outstanding
     in 2002, excluding 332,019 held in treasury)          1,315       1,397
   Additional paid-in capital                             49,826      47,858
   Retained earnings reinvested and employed in
     the business                                        134,547     150,029
   Accumulated other comprehensive income (loss)         (26,081)    (24,090)
     Total stockholders' equity                          164,951     180,341
                                                        $219,740    $239,097



                See notes to consolidated financial statements
                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 2001 through 2003
                               (in thousands)

                         Common       Addi-            Accumulated
                       Stock Out-    tional             Other Com-
                        standing    Paid-in   Retained  prehensive
                        ($1 Par)    Capital   Earnings Income(loss)   Total

Balance, June 24, 2000  $  6,473   $ 43,273   $155,846  $ (17,570)  $188,022
Comprehensive income:
   Net earnings                                  8,097                 8,097
   Unrealized net loss
      on investments                                          (38)       (38)
   Translation loss, net                                   (5,767)    (5,767)
Total comprehensive income                                             2,292
Dividends ($0.80 per share)                     (5,145)               (5,145)
Treasury shares:
   Purchased                (192)    (1,428)    (2,172)               (3,792)
   Issued                    166      3,078                            3,244
Options exercised             11        189                              200

Balance, June 30, 2001     6,458     45,112    156,626    (23,375)   184,821
Comprehensive loss:
   Net loss                                       (380)                 (380)
   Unrealized net loss
      on investments                                         (169)      (169)
   Translation loss, net                                     (546)      (546)
Total comprehensive loss                                              (1,095)
Dividends ($0.80 per share)                     (5,187)               (5,187)
Treasury shares:
   Purchased                 (87)      (679)    (1,030)               (1,796)
   Issued                    153      3,073                            3,226
Options exercised             20        352                              372

Balance, June 29, 2002     6,544     47,858    150,029    (24,090)   180,341
Comprehensive loss
   Net loss                                    (10,575)              (10,575)
   Unrealized net gain
      on investments                                          152        152
   Minimum pension liability                               (3,207)    (3,207)
   Translation gain, net                                    1,064      1,064)
Total comprehensive loss                                            (12,566)
Dividends ($0.70 per share)                     (4,619)               (4,619)
Treasury shares:
   Purchased                 (39)      (331)      (288)                 (658)
   Issued                    142      2,159                            2,301
Options exercised             12        140                              152

Balance, June 28, 2003  $  6,659   $ 49,826   $134,547   $(26,081)  $164,951










                See notes to consolidated financial statements
                          THE L. S. STARRETT COMPANY
                  Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES

Description of the business and principles of consolidation: The Company is in the business of manufacturing industrial, professional, and consumer measuring and cutting tools and related products. The largest consumer of these products is the metal working industry, but others include automotive, aviation, marine, farm, do-it-yourselfers, and tradesmen such as builders, carpenters, plumbers, and electricians. The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. Since the Company's fiscal year ends on the last Saturday in June, the 2001 fiscal year contains 53 weeks compared to 52 weeks in 2002 and 2003. The fiscal years of the Company's major foreign subsidiaries end in May.

Financial instruments and derivatives: The Company's financial instruments consist primarily of current assets, except inventory, current liabilities, and long-term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company does not enter into derivative arrangements.

Investments: Investments consist primarily of marketable securities such as treasury bills, certificates of deposit, municipal securities, and money market funds. The Company considers all its investments "available for sale." As such, these investments are carried at market, which approximates cost, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 28, 2003 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years, computer hardware and software 3 to 7 years. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the impairment or disposal of Long-Lived Assets."

Inventories: Inventories are stated at the lower of cost or market. For approximately 70% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $28,784,000 and $47,859,000 at the end of 2003 and 2002, respectively, such amounts being $23,204,000 and $23,835,000 less than if determined on a FIFO basis. During 2003, the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of the LIFO inventory reduction was to increase 2003 net earnings, primarily in the fourth quarter, by approximately $575,000 or $.09 per share.

Revenue recognition: Revenue is recognized when inventory is shipped to the customer or installed if installation is necessary. While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Warranty expense: The Company's warranty obligation is generally one year from shipment to the end user and is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Any such failures tend to occur soon after shipment. Historically, the Company has not incurred significant predictable warranty expense and consequently its warranty reserves are not material. In the event a material warranty liability is deemed probable, a reserve is established.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries (approximately $40,000,000 at June 2003) or the related unrealized translation adjustments because such amounts are considered permanently invested. Valuation allowances are provided where management believes certain deferred tax benefits may not be realized.

Research and development: Research and development costs were expensed as follows: $2,929,000 in 2003, $2,727,000 in 2002 and $2,663,000 in 2001.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 7,329, 9,573 and 11,097 of additional potential common shares in 2003, 2002 and 2001 resulting from shares issueable under its stock option plan. These additional shares are not used for the diluted EPS calculation in loss years.

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


CHANGE IN ACCOUNTING FOR GOODWILL
The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a non-cash impairment charge of $6,086,000 ($.92 per share), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of 2003 and related amortization of $268,000 per year was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations and Cash Flows. There were no income taxes associated with the charge. Had goodwill not been amortized in the prior years, net earnings (loss) and net earnings (loss) per share would have been as follows (in thousands):

                                                   2003      2002      2001

   Net earnings (loss) as reported              $(10,575)  $  (380)  $ 8,097
   Add back goodwill amortization                              268       268
   Pro forma net earnings (loss)                 (10,575)     (112)    8,365

   Earnings (loss) per share as reported:
     Basic                                       $ (1.60)  $ (0.06)  $  1.26
     Diluted                                     $ (1.60)  $ (0.06)  $  1.25
   Proforma earnings (loss) per share:
     Basic                                       $ (1.60)  $ (0.02)  $  1.30
     Diluted                                     $ (1.60)  $ (0.02)  $  1.29


ACCOUNTING PRONOUNCEMENTS
In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact the Company if it changes to the fair value-based method of accounting for employee stock-based compensation, which it has not implemented but is considering. The Company has not incurred any employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25 in these financial statements. The Company has computed below the pro forma disclosures required under SFAS No. 148 using the Black-Scholes option pricing model with the indicated assumed interest rates and volatility and an expected life of two years (in thousands except per share data).

                                                   2003      2002      2001

   Net earnings (loss) as reported              $(10,575)  $  (380)  $ 8,097
   After tax employee stock based compensaton
     Under fair value method                         (90)      (90)     (170)
   Pro forma net earnings (loss)                $(10,665)  $  (470)  $ 7,927

   Earnings (loss) per share as reported:
     Basic                                       $ (1.60)  $ (0.06)  $  1.26
     Diluted                                     $ (1.60)  $ (0.06)  $  1.25
   Proforma earnings (loss) per share:
     Basic                                       $ (1.61)  $ (0.07)  $  1.23
     Diluted                                     $ (1.61)  $ (0.07)  $  1.22

   Assumed interest rate                         1.5%-2.8%    3.5%   4.3%-5.9%
   Assumed volatility                                29%       22%       28%


The following recently issued Statements of Financial Accounting Standards
(SFAS) are either not applicable to the Company or the Company does not expect their implementation to have a material impact on the Company's financial position or results of operations: SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; SFAS No. 147, Acquisitions of Certain Financial Institutions; SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities; and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity; FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities.


OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                     2003     2002     2001

   Interest income, net                            $    13  $   179  $   131
   Realized and unrealized translation
     gains (losses), net                              (390)    (351)  (1,859)
   Other                                              (208)     (45)      88
                                                   $  (585) $  (217) $(1,640)

INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     2003     2002     2001
   Current:
     Federal                                       $    50  $(1,640) $ 1,600
     Foreign                                           234      266    1,271
     State                                               1      (36)     367
   Deferred                                         (3,875)     561       97
                                                   $(3,590) $  (849) $ 3,335


Pretax domestic income (loss) as reportable to the IRS was $(10,300,000), $(3,274,000) and $8,279,000 in 2003, 2002 and 2001, respectively.


A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                     2003     2002     2001
   Expected tax expense (benefit)                  $(4,816) $  (430) $ 4,001
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                           (1,126)    (672)    (588)
     Foreign taxes, net of federal credits             235      163      (17)
     Goodwill writeoff                               2,069
     Other                                              48       90      (61)
   Actual tax expense                              $(3,590) $  (849) $ 3,335


Deferred income taxes at year end are attributable to the following (in thousands):
                                                              2003     2002
   Deferred assets:
     Retiree medical benefits                               $(6,907) $(6,768)
     Inventories                                             (2,280)  (1,840)
     Domestic NOL carried forward 20 years                   (3,515)
     Foreign NOL carried forward indefinately                (1,165)  (1,235)
     Foreign tax credit carryforward expiring 2007             (745)    (700)
     Other                                                     (907)    (826)
                                                            (15,519) (11,369)
   Deferred liabilities:
     Prepaid pension                                         12,928   13,550
     Other employee benefits                                    540      680
     Depreciation                                             7,081    7,296
     Other                                                    1,593    1,934
                                                             22,142   23,460
   Valuation reserve for foreign tax credits                    745  ____700
   Net deferred tax liability                               $ 7,368  $12,791
   Long-term portion                                        $14,696  $16,012


EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for 2003, 2002 and 2001, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(678,000), $(1,783,000) and $(462,000), respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and approximately 1,030,000 shares of the Company's common stock. The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

                                                 2003       2002       2001
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 93,349   $ 83,203   $ 87,893
  Service cost                                    3,278      3,106      2,887
  Interest cost                                   6,490      5,958      5,950
  Participant contributions                         219        226        242
  Exchange rate changes                           3,066        820     (1,942)
  Benefits paid                                  (3,648)    (3,614)    (3,393)
  Actuarial (gain) loss                          (1,925)     3,650     (8,434)
  Benefit obligation at end of year            $100,829   $ 93,349   $ 83,203

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                   $126,154   $128,038   $120,861
   Actual return on plan assets                 (10,522)       633     12,213
   Employer contributions                           467         92
   Participant contributions                        219        226        242
   Benefits paid                                 (3,648)    (3,614)    (3,393)
   Exchange rate changes                          2,521        779     (1,885
   Fair value of plan assets at end of year    $115,191   $126,154   $128,038

Reconciliation of funded status:
   Funded status                               $ 14,362   $ 32,805   $ 44,835
   Unrecognized actuarial gain                   19,009       (370)   (14,555)
   Unrecognized transition asset                 (1,922)    (2,932)    (3,869)
   Unrecognized prior service cost                3,698      4,148      4,542
   Prepaid pension cost                        $ 35,147   $ 33,651   $ 30,953

Amounts recognized in statement of financial
Position:
   Prepaid benefit cost                        $ 36,172   $ 35,069   $ 32,390
   Accrued benefit liability                     (6,606)    (2,551)    (1,558)
   Intangible asset                                 999      1,133        121
   Accumulated other comprehensive income         4,582
   Prepaid pension cost                        $ 35,147   $ 33,651   $ 30,953

Year-end information for plans with
 accumulated benefit obligations in
 excess of plan assets
Projected benefit obligation                   $ 28,832
Accumulated benefit obligation                   26,617
Fair value of plan assets                        22,011


Components of net periodic benefit cost:
   Service cost                                $  3,278   $  3,106   $  2,887
   Interest cost                                  6,490      5,958      5,950
   Expected return on plan assets               (10,271)   (10,863)    (9,986)
   Amortization of prior service cost               408        394        404
   Amortization of transition asset                (956)      (937)      (949)
   Recognized actuarial gain                        (58)      (264)       (20)
   Net periodic benefit cost                   $ (1,109)  $ (2,606)  $ (1,714)

Weighted average assumptions:
   Discount rate                                  6.00%      7.00%      7.50%
   Expected long-term rate of return              8.00%      8.50%      8.50%
   Rate of compensation increase                  3.25%      3.75%      4.00%



The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

                                                 2003       2002       2001
Change in benefit obligation:
  Benefit obligation at beginning of year      $ 15,649   $ 15,197   $ 15,101
  Service cost                                      633        551        509
  Interest cost                                   1,057      1,097      1,122
  Benefits paid                                  (1,047)    (1,014)    (1,071)
  Actuarial (gain) loss                           1,547       (182)      (464)
  Benefit obligation at end of year            $ 17,839   $ 15,649   $ 15,197

Reconciliation of funded status:
   Funded status                               $(17,839)  $(15,649)  $(15,197)
   Unrecognized actuarial gain                    3,750      2,259      2,523
   Unrecognized prior service cost               (2,968)    (3,321)    (3,673)
   Accrued benefit liability                   $(17,057)  $(16,711)  $(16,347)

Components of net periodic benefit cost:
   Service cost                                 $   633   $    551   $    509
   Interest cost                                  1,057      1,097      1,122
   Amortization of prior service cost              (353)      (353)      (353)
   Recognized actuarial gain                         56         81        111
   Net periodic benefit cost                   $  1,393   $  1,376   $  1,389

Weighted average assumptions:
   Discount rate                                  6.00%      7.00%      7.50%
   Rate of compensation increase                  3.25%      3.75%      4.00%

An 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                          1%            1%
                                                       Increase      Decrease

Effect on total of service and interest cost           $     46      $    (98)
Effect on postretirement benefit obligation                 302          (728)



DEBT
At year end, long-term debt consists of the following (in thousands):
                                                              2003     2002
   Note payable due 12/03, 4.0%                             $ 2,318  $ 4,000
   Capitalized lease obligations payable in Brazilian
      currency, due 2004 to 2007, 17% to 34%                  3,433
   Revolving credit agreement                                          3,000
                                                              5,751    7,000
   Less current maturities                                    3,099
                                                            $ 2,652  $ 7,000
The Company and its lender are in the process of amending the revolving credit agreement. The new agreement will be for $15 million (currently $25 million), expires June 13, 2005, and requires commitment fees of .25%. Interest rates vary from LIBOR plus .5% to 2% depending on EBITDA. The Company must maintain tangible net worth of $14 million and an EBITDA (as defined) to debt service ratio of at least 1.5. Current notes payable carry interest at a rate of LIBOR plus 1 to 4%. Interest expense, prior to capitalization of interest on self-constructed assets was $761,000, $641,000 and $973,000 in 2003, 2002 and 2001. Long-term debt maturities from 2005 to 2008 are as follows: $500,000, $600,000, $400,000, and $1,152,000.

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

Under the Company's stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options are exercisable at the end of 2003, 2002, or 2001. A summary of option activity is as follows:
                                                       Weighted
                                                        Average
                                                       Exercise     Shares
                                            Shares       Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 24, 2000                   71,978      $20.26      722,707
     Options granted                        53,285       17.14      (53,285)
     Options exercised ($15.52 and $18.96) (10,771)      18.55
     Options canceled                      (41,156)                  41,156
   Balance, June 30, 2001                   73,336       18.22      710,578
     Options granted                        28,191       18.06      (28,191)
     Options exercised ($17.77 and $18.65) (20,552)      18.11
     Options canceled                      (32,026)                  32,026
   Balance, June 29, 2002                   48,949       17.48      714,413
     Options authorized                                             800,000
     Options granted                        82,567       13.28      (82,567)
     Options exercised ($13.22 and $11.10) (11,724)      12.93
     Options canceled                      (51,720)                (693,936)
   Balance, June 28, 2003                   68,072       13.20      737,910

The following information relates to outstanding options as of June 28, 2003:

Weighted average remaining life                         1.3 years
Weighted average fair value on grant date
of options granted in:
            2001                                           $5.50
            2002                                            5.00
            2003                                            4.00

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: volatility - 22% to 29%, interest - 1.5% to 6.0%, and expected lives - 2 years.

CONTINGENCIES
The Company is the subject of a government investigation apparently prompted by a qui tam action filed under seal, which has not been served on the Company. The Company is cooperating with the government but, until the investigation is concluded, no final evaluation of the financial impact of this matter can be made. Based on information currently known to management, the Company has recorded an estimate of the costs for this matter. However, no assurances can be made that charges recorded for this matter reflect the actual costs that will ultimately be incurred by the Company or that the Company will not need to take additional charges.

OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 28, 2003. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 14% of sales in 2003 and 2002, and 13% in 2001.

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

The Company's operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company's sales and long-lived assets are as follows:

                                              2003        2002        2001
Sales:
   North America                           $ 124,006   $ 133,895   $ 164,572
   United Kingdom                             28,910      26,331      30,520
   Brazil                                     29,630      31,559      43,421
   Eliminations and other                     (6,835)     (7,439)    (12,656)
      Total                                $ 175,711   $ 184,346   $ 225,857

Long-lived assets:
   North America                           $  83,790   $  96,163   $  97,656
   United Kingdom                              7,978       7,916       7,655
   Brazil                                      9,446       5,857       6,037
   Other                                       1,894       2,094       2,257
      Total                                $ 103,108   $ 112,030   $ 113,605


 QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)
         (* before write-off of $6,086 of goodwill in July 2002)

                            Earnings                       Basic     Basic
                             (Loss)                      Earnings  Earnings
                             Before              Net      (Loss)    (Loss)
 Quarter      Net    Gross   Income  Earnings Earnings      Per       Per
  Ended      Sales   Profit  Taxes*   (Loss)*  (Loss) _   _Share*    Share
 Sep 2001  $ 46,522 $12,624 $   345  $   262  $    262    $ 0.04    $ 0.04
 Dec 2001    44,918  10,099  (1,417)    (611)     (611)    (0.09)    (0.09)
 Mar 2002    45,419  10,039  (1,128)    (462)     (462)    (0.07)    (0.07)
 Jun 2002    47,487  12,171     971      431       431      0.06      0.06
           $184,346 $44,933 $(1,229) $  (380) $   (380)   $(0.06)   $ 0.06

 Sep 2002  $ 45,335 $ 8,736 $(4,496) $(2,535) $ (8,621)   $(0.39)   $(1.31)
 Dec 2002    44,828  10,342  (1,339)    (641)     (641)    (0.09)    (0.09)
 Mar 2003    41,525   9,162  (2,255)  (1,267)   (1,267)    (0.19)    (0.19)
 Jun 2003    44,023  10,435      11      (46)      (46)    (0.01)    (0.01)
           $175,711 $38,675 $(8,079) $(4,489) $(10,575)   $(0.68)   $(1.60)



The Company's Class A common stock is traded on the New York Stock Exchange.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

Item 9A - Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 28, 2003, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's management and its outside auditors reported to the Audit Committee one reportable condition related to computer file access and the Company has corrected the condition.



PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained immediately under the heading "Election of Directors" and prior to Section A of Part I (pages 2-4) in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 17, 2003 (the "2003 Proxy Statement") as filed with the SEC, and is hereby incorporated by reference.





Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas A. Starrett            51      2001       President and CEO and
                                                       Director

  Roger U. Wellington, Jr.       62      1984       Vice President, Treasurer
                                                       and Chief Financial
                                                       Officer and Director

  George B. Webber               82      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  Anthony M. Aspin               50      2000       Vice President Sales

  Stephen F. Walsh               57      2002       Vice President Operations

  Steven A. Wilcox               48      1997       Clerk

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001. Roger U. Wellington, Jr. and George B. Webber have served in the same capacities as listed above for at least the past five years. Anthony M. Aspin was previously a divisional sales manager with the Company. Stephen F. Walsh was previously president of the Silicon Carbide Division of Saint-Gobain Industrial Ceramics. Except in the case of Steven A. Wilcox, the positions listed above represent their principal occupations and employment during the last five years. Steven A. Wilcox, elected clerk in 1997, has been a partner in Ropes & Gray, counsel for the Company, throughout that period, and is not an employee of the Company.

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

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Item 11 - Executive Compensation

The information concerning management remuneration is contained in (i) the last paragraph on page 3, (ii) in Sections C-F of Part I (pages 7-11), and
(iii) in the information under "Compensation Committee Interlocks and Insider Participation" in Section B of Part I (page 4) in the Company's 2003 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management
(a) The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 1997 Employees' Stock Purchase Plan ("1997 Plan") and the Company's 2002 Employees' Stock Purchase Plan ("2002 Plan") as of June 28, 2003. Both the 1997 and 2002 Plans were approved by stockholders and shares of Class A or Class B Common Stock may be issued under either plan. No new options can be granted under the 1997 Plan. Options are not issued under the Company's Employees' Stock Purchase
Plan that was adopted in 1952.

                                                          Number of Securities
                                                          Remaining Available
                Number of Securities                      For Future Issuance
                to be issued Upon Ex- Weighted Average    Under Equity Compen-
                ercise of Outstanding Exercise Price of   sation Plans (Ex-
    Plan        Options, Warrants and Outanding Options,  cluding Securities
    Category    Rights                Warrants and Rights Reflected in Col (a)
                         (a)                  (b)                 (c)

Equity compensa-
tion plans ap-
proved by secur-
ity holders            68,072                13.20              737,910

Equity compensa-
tion plans not
approved by se-
curity holders
ity                         0                    0                    0


Total                  68,072                 3.20               737,910



(b)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained under the heading "Security
Ownership of Certain Beneficial Owners" in Section H of Part I (pages
14-15) of the Company's 2003 Proxy Statement, and is hereby incorporated by reference.

(c)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained under the heading "Security
Ownership of Management" in Section H of Part I (pages 12-15) in the Company's 2003 Proxy Statement, and is hereby incorporated by reference.

(d)	The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.


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

		    Consolidated Statements of Operations for each of the three years in the Period ended June 28, 2003

                Consolidated Statements of Cash Flows for each of the three years in the Period ended June 28, 2003

		    Consolidated Balance Sheets at June 28, 2003 and June 29, 2002

		    Consolidated Statements of Stockholders' Equity for each of the three years in the Period Ended June 28, 2003

		    Notes to Consolidated Financial Statements

      2. All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

   	3.	See Exhibit Index below. Compensatory plans or arrangements are identified by an "*."

(b) The following reports on Form 8-K were filed with or furnished to the SEC in the last quarter of the period covered by this report:

            The Company filed a report on Form 8-K on June 5, 2003 announcing the issuance of press release concerning the quarterly dividend on the Company's common stock.

            The Company filed a report on Form 8-K on June 27, 2003 announcing that the Company had mailed its quarterly dividend on the common stock accompanied by a letter from the Company's President.


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

4 Second Amended and Restated Rights Agreement, dated as of March 13, 2002, between the Company and Mellon Investor Services, as Rights Agent, including Form of Common Stock Purchase Rights Certificate, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10a $25,000,000 Revolving Credit Agreement dated as of June 13, 2000, among
    The L.S. Starrett Company and Fleet National Bank filed with Form 10-K for the year ended June 24, 2000 is hereby incorporated by reference.

10b Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10c*The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10e 2002 Employees' Stock Purchase Plan filed with Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated by reference.

10f Amendment dated April 1, 2003 to the Company's 401(k) Stock Savings
    Plan, filed herewith.

21  Subsidiaries of the Registrant, filed herewith.

23 Independent Auditors' Consent, filed herewith.

31a Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.










SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE L.S. STARRETT COMPANY
                                              (Registrant)







                                   By S/ROGER U. WELLINGTON, JR.
                                      Roger U. Wellington, Jr.,
                                      Vice President, Treasurer and Chief
                                        Financial Officer
Date:  August 29, 2003




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS A. STARRETT                    S/ANTONY MCLAUGHLIN
Douglas A. Starrett, Aug. 29, 2003       Antony McLaughlin, Aug. 29, 2003
President and CEO and Director           President Starrett Industria e
                                            Comercio, Ltda, Brazil


S/RALPH G. LAWRENCE                      S/WILLIAM S. HURLEY
Ralph G. Lawrence, Aug. 29, 2003         William S. Hurley, Aug. 29, 2003
Director                                 Director


S/RICHARD B. KENNEDY                     S/GEORGE B. WEBBER
Richard B. Kennedy, Aug. 29, 2003        George B. Webber, Aug. 29, 2003
Director                                 Vice President Webber Gage Division
                                            and Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Aug. 29, 2003         Roger U. Wellington,Jr., Aug.29, 2003
Chief Accounting Officer                 Vice President, Treasurer and CFO
                                           and Director








25