Form 10-Q
period 2003-09-27
STARRETT L S CO
filed 2003-11-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 27, 2003

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

                             YES  X  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X  NO

Common Shares outstanding as of September 27, 2003:

     Class A Common Shares      5,370,151

     Class B Common Shares      1,297,235


                                 Page 1 of 14
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  thirteen weeks ended September 27, 2003
                  and September 28, 2002 (unaudited)                    3

                  Consolidated Statements of Cash Flows -
                  thirteen weeks ended September 27, 2003
                  and September 28, 2002 (unaudited)                    4

                  Consolidated Balance Sheets - September 27,
                  2003 (unaudited) and June 28, 2003                    5

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 27,
                  2003 and September 28, 2002 (unaudited)               6

                  Notes to Consolidated Financial Statements           7-8


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-13

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              13

      Item 4.  Controls and Procedures                                  13


Part II.  Other information:

      Item 4.  Submission of Matters to a Vote of Security Holders      14

      Item 6.  Exhibits and reports on Form 8-K                         14


SIGNATURES                                                              14
















                                 Page 2 of 14
Part I. Financial Information

Item 1. Financial Statements

                        THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)

                                                           13 Weeks Ended
                                                          9/27/03  9/28/02
Net sales                                                  40,675   45,335
Cost of goods sold                                        (30,940) (36,599)
Selling and general                                       (11,414) (12,552)
Other expense                                                (271)    (680)

Loss before income taxes and cumulative
  effect of change in accounting principle                 (1,950)  (4,496)
Income tax benefit                                           (855)  (1,961)

Loss before cumulative effect of change in
  accounting principle                                     (1,095)  (2,535)
Cumulative effect of change in accounting principle
  for goodwill                                                      (6,086)

Net loss                                                   (1,095)  (8,621)

Basic loss per share before cumulative effect
  of change in accounting principle                          (.16)    (.39)
Cumulative effect of change in accounting principle
  for goodwill                                                        (.93)
Basic and diluted loss per share                             (.16)   (1.32)


Average outstanding shares (in thousands)                   6,661    6,551

Dividends per share                                           .10      .20
























               See notes to consolidated financial statements
                                 Page 3 of 14
                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                    (in thousands of dollars)(unaudited)


                                                           13 Weeks Ended
                                                          9/27/03  9/28/02

Cash flows from operating activities:
   Net loss                                                (1,095)  (8,621)
   Noncash expenses (income):
      Cumulative effect of change in accounting principle            6,086
      Depreciation and amortization                         2,755    2,786
      Deferred taxes                                          (19)    (227)
      Unrealized exchange losses (gains)                      (13)     725
      Retirement benefits                                    (117)    (228)
   Working capital changes:
      Receivables                                             249   (1,812)
      Inventories                                             714    5,929
      Other assets and liabilities                            619       70
   Prepaid pension cost and other                              41     (158)
         Net cash from operating activities                 3,134    4,550

Cash flows from investing activities:
   Additions to plant and equipment                        (1,278)    (736)
   Increase in investments                                 (2,280)  (3,426)
         Net cash used in investing                        (3,558)  (4,162)

Cash flows from financing activities:
   Short-term borrowing, net                                  523      128
   Long-term debt repayments                               (1,613)
   Common stock issued                                        118      540
   Dividends                                                 (668)  (1,310)
         Net cash used in financing                        (1,640)    (642)

Effect of exchange rate changes on cash                       (48)     (85)
Net decrease in cash                                       (2,112)    (339)
Cash, beginning of period                                   3,306    1,672
Cash, end of period                                         1,194    1,333





















               See notes to consolidated financial statements
                                 Page 4 of 14
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)
                                                       Sep. 27     June 28
                                                         2003        2003
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  1,194       3,306
   Investments                                          24,093      21,995
   Accounts receivable (less allowance for doubtful
         accounts of $1,571,000 and $1,392,000)         31,590      32,175
   Inventories:
      Raw materials and supplies                        10,812       9,859
      Goods in process and finished parts               19,931      20,344
      Finished goods                                    22,275      23,832
                                                        53,018      54,035
   Prepaid expenses, taxes and other current assets      7,967       9,703
                  Total current assets                 117,862     121,214

Property, plant and equipment, at cost (less
      accumulated depreciation of $91,208,000
      and $89,223,000)                                  65,304      67,093
Prepaid pension cost                                    30,794      30,565
Other assets                                               835         868
                                                       214,795     219,740


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  2,786       3,585
   Accounts payable and accrued expenses                11,467      12,859
   Accrued salaries and wages                            3,831       3,940
                  Total current liabilities             18,084      20,384

Deferred income taxes                                   14,762      14,696
Long-term debt                                           2,360       2,652
Accumulated postretirement medical benefit obligation   17,161      17,057

Stockholders' equity:
   Class A Common $1 par (20,000,000 shares authorized;
     5,370,151 outstanding at 9/27/03, excluding
     1,286,678 held in treasury; 5,344,033 outstanding
     at 6/28/03, excluding 1,294,542 held in treasury)   5,370       5,344
   Class B Common $1 par (10,000,000 shares authorized;
     1,297,235 outstanding at 9/27/03, excluding
     332,019 held in treasury; 1,315,489 outstanding
     at 6/28/03, excluding 332,019 held in treasury)     1,297       1,315
   Additional paid-in capital                           49,936      49,826
   Retained earnings reinvested and employed in
     the business                                      132,784     134,547
   Accumulated other comprehensive loss                (26,959)    (26,081)
                  Total stockholders' equity           162,428     164,951
                                                       214,795     219,740







               See notes to consolidated financial statements
                                 Page 5 of 14
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 27, 2003 and September 28, 2002
                          (in thousands of dollars)
                                 (unaudited)


                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total


Balance June 29, 2002        6,544    47,858   150,029   (24,090)  180,341
Comprehensive loss:
  Net loss                                      (8,621)             (8,621)
  Unrealized net gain
    on investments                                            42        42
  Translation loss, net                                   (1,356)   (1,356)
Total comprehensive loss                                            (9,935)
Dividends ($.20 per share)                      (1,310)             (1,310)
Treasury shares issued          31       509                           540

Balance September 28, 2002   6,575    48,367   140,098   (25,404)  169,636







Balance June 28, 2003        6,659    49,826   134,547   (26,081)  164,951
Comprehensive loss:
  Net loss                                      (1,095)             (1,095)
  Unrealized net loss
    on investments                                           (10)      (10)
  Translation loss, net                                     (868)     (868)
Total comprehensive loss                                            (1,973)
Dividends ($.10 per share)                        (668)               (668)
Treasury shares issued           8       110                           118

Balance September 27, 2003   6,667    49,936   132,784   (26,959)  162,428


















               See notes to consolidated financial statements
                                 Page 6 of 14
                         THE L. S. STARRETT COMPANY
            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 2003 and June 28, 2003; the results of operations and cash flows for the thirteen weeks ended September 27, 2003 and September 28, 2002; and changes in stockholders' equity for the thirteen weeks ended September 27, 2003 and September 28, 2002.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 28, 2003, other than the change for stock based compensation as discussed below, and these financial statements should be read in conjunction with said annual report. Certain reclassifications have been made to prior period data to conform with current year presentation.

In the quarters presented, shares used to compute basic and diluted loss per share are the same since the inclusion of common stock equivalents (13,161 shares in the quarter ended September 27, 2003 and 10,569 shares in the quarter ended September 28, 2002) would be antidilutive.

As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company took reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter in connection with an investigation of its Coordinate Measuring Machine (CMM) division, and additional charges were incurred thereafter. As of September 27, 2003, approximately $.4 million is reserved for future legal and professional costs related to this matter. No assurances can be made that this amount reflects the actual future costs that will be incurred by the Company or that the Company will not need to take additional reserves.

Effective with the beginning of the September 2003 quarter, the Company has adopted the fair value method of accounting for stock based compensation on a prospective basis as described in SFAS No.s 123 and 148. The Company has not incurred any stock-based compensation costs in either the current or prior year quarters since options were not granted in either quarter. Historically, stock-based compensation has not been material.

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a onetime, non-cash, non-operational impairment charge of $6,086,000 ($.93 per share before and after taxes), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of the September 2002 quarter and related amortization of $67,000 per quarter was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations. There were no income taxes associated with the charge.

Included in investments at September 27, 2003 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.



                                 Page 7 of 14
Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2003     2002

        Interest income                               155      175
        Interest expense and commitment fees         (328)     (94)
        Realized and unrealized exchange losses       (39)    (720)
        Other                                         (59)     (41)
                                                     (271)    (680)


Approximately 70% of all inventories are valued on the LIFO method. At September 27, 2003 and June 28, 2003, total inventories are $23,311,000 and $23,204,000 less, respectively, than if determined on a FIFO basis. Although LIFO inventories have been reduced, the Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     2003      2003

        Note payable at 3.1% due December 2003       1,091     2,318
        Capitalized lease obligations payable in
          Brazilian currency due 2004-2007, 17%-27%  3,051     3,433
                                                     4,142     5,751
              Less current portion                   1,782     3,099
                                                     2,360     2,652



Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

OVERVIEW OF QUARTERLY RESULTS
As more fully discussed below, results for the quarter ended September 27, 2003 show the Company incurred a net loss of $1.1 million, or $.16 per share, compared to a net loss of $8.6 million, or $1.32 per share, in the comparable prior year quarter. A significant portion of the prior year loss was caused by two unusual charges: the writeoff of $6.1 million, or $.93 per share before and after tax, of goodwill and a $3.1 million pretax, or $.30 per share after tax, provision in connection with a government investigation of the Company's CMM division. Excluding these charges, the Company incurred a net loss for the September 2002 quarter of $.6 million, or $.09 per share compared to a net loss of $1.1 million or $.16 per share for the September 2003 quarter.

Sales
Sales for the September quarter are down $4.7 million or 10% compared to the corresponding quarter of a year ago. Excluding intercompany sales, domestic sales are down 16% and foreign sales are up 9%. In local currency foreign sales are up only 2% quarter to quarter, since the dollar has been weakening against the British pound and Brazilian real. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector, particularly in metal working, in part caused by the continued migration of manufacturing, both customers and competitors, to lower cost countries.

Loss before taxes and cumulative effect of change in accounting principle The current quarter's pretax loss of $2.0 million is down $2.5 million from last year's loss of $4.5 million, before the $6.1 million cumulative effect in the September 2002 quarter of the change in accounting principle for goodwill (adoption of SFAS 142). Contributing to this decrease is the fact that the September 2002 quarter contained $3.1 million pretax ($.30 per share after tax) of nonrecurring charges taken in connection with the government investigation of our CMM division as further described below. $1.5 million of this $3.1 million was charged to selling and general expense and $1.6 million to cost of sales. By itself, the $4.7 million decrease in sales quarter to quarter had the effect of increasing the pretax loss by about $1.2 million. The major items causing the remaining $.6 million decrease in the pretax loss are lower ($.7 million) exchange losses in Brazil and slightly better ($.5 million) gross margins, offset by higher interest expense ($.2 million)in Brazil due to borrowing in local currency and a $.4 million increase in selling and general expense. Contributing to this $.4 million increase in selling and general expense in the September 2003 quarter were additional CMM investigation expenses, higher retirement benefit costs, and the effect of a weaker U.S. dollar this year compared to last year. Despite lower sales and excluding the effect on cost of sales in 2002 of the CMM division investigation, gross margins improved approximately
1.1 percentage points quarter to quarter due primarily to lower headcount and slightly higher production levels.

Coordinate Measuring Machine (CMM) division
As discussed in more detail in the Company's fiscal 2003 Annual Report on Form 10-K, the Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts. The division, which is located in the Company's Mt. Airy, North Carolina facility, accounted for less than 2% of the Company's net sales during fiscal 2003 and, as of September 27, 2003, total CMM division inventories were approximately $4.5 million. The CMM division manufactures and sells coordinate measuring machines. The government is investigating allegations apparently made by a former independent contractor that the CMM division defrauded its customers and the government in connection with the sale of coordinate measuring machines and software. In response to a September 2002 newspaper article, the Company denied allegations that the Company defrauded its customers or the government. The Company has not been served with any qui tam complaint, and is cooperating with the government.

As a result of the investigation and an ongoing CMM replacement program initiated prior thereto in March 2002, the Company has taken reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter, $.6 million in the March 2003 quarter, and $.2 million in the September 2003 quarter. Of the September 2002 quarter charge, $1.5 million was charged to selling and general expense and $1.6 million to cost of sales. As of September 27, 2003, approximately $.4 million is reserved for future professional fees. No assurances can be made that these reserves reflect the actual additional costs that will be incurred by the Company or that the Company will not need to take additional reserves.

Income tax benefit
The effective income tax rate was 44% in the September 2003 quarter and, before the goodwill writeoff, 44% in the prior year's corresponding quarter. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. However, in the periods presented, the rates are relatively high compared to our normal rate because the least profitable operations have been in the jurisdictions with the highest tax rates. Despite recent losses, the Company continues to believe it will be able to utilize its tax operating loss carryforwards and is therefore recognizing their benefit against current losses. This is continually monitored and could change in the future.


Net loss per share
As a result of the above factors, the Company incurred a basic and diluted net loss per share of $0.16 in the September 2003 quarter compared to a basic and diluted net loss of $1.32 per share a year ago ($.09 before the CMM division charges and writeoff of goodwill discussed above).



                       LIQUIDITY AND CAPITAL RESOURCES
                                                       13 Weeks Ended
                                                       9/27/03  9/28/02
   Cash provided by operations                          3,134    4,550
   Cash used in investing activities                   (3,558)  (4,162)
   Cash used in financing activities                   (1,640)    (642)

Cash provided by operations decreased $1.4 million, primarily because of a lower rate of inventory reduction in the current quarter partially offset by the $1.4 million decrease in loss (before the noncash effect in fiscal 2002 of the writeoff of goodwill). "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total generated approximately $.1 million of noncash income in the current year's quarter and $.2 million in the prior year's quarter. Including this noncash income, retirement expense in total was approximately $.4 million in the September 2003 quarter and $.2 million in the 2002 quarter.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. An increase in capital expenditures of $.5 million in the September 2003 quarter was more than offset by smaller additions to short-term investments, resulting in a $.6 million decrease in cash used in investing activities.

Cash used in financing activities increased slightly from quarter to quarter. The quarterly dividend was decreased from $.20 to $.10 per share, but this was more than offset by the fact that less stock was issued under the Company's benefit plans and more debt was repaid than in the prior year.

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If revenues continue to decline and the Company is unable to return to profitability in the near term, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions. Although it has not made significant borrowings under its line of credit, the Company and its lender are in the process of amending the Company's credit agreement, including reducing the line and possibly providing collateral. The Company has a working capital ratio of 6.5 to 1 as of September 27, 2003 and 5.9 to 1 as of June 28, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The footnotes to the Company's Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and, of particular importance, the previously discussed charges connected with the government investigation of our CMM division. Actual results could differ from these estimates.

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

                            SAFE HARBOR STATEMENT
          UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the 2003 Annual Report to stockholders, including the President's letter, and the 2003 Annual Report on Form 10-K include forward-looking statements about the Company's business, competition, sales, expenditures, environmental regulatory compliance, foreign operations, progress and effect of the government investigation, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries. Accordingly, economic weakness in the industrial manufacturing sector has and will result in decreased demand for the Company's products and will adversely affect performance. Economic weakness in the consumer market also impacts the Company's performance.

Risks Related to Competition: The Company's business is subject to direct and indirect competition from both domestic and foreign firms. In particular, low-wage foreign sources have created severe competitive pricing pressures. Under certain circumstances, including significant changes in U.S. and foreign currency relationships, such pricing pressures tend to reduce unit sales and/or adversely affect the Company's margins.




                                 Page 12 of 14
Risks Related to Customer Concentration: Sales to the Company's three biggest customers account for approximately 25% of revenues. The loss or reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions, could adversely affect business and results of operations.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 2003 and June 2003, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $4 million as of September 27, 2003.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $23.5 million and debt of $5.8 million at September 27, 2003) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2.3 million by approximately $35,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 27, 2003, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In August, 2003, as reported in the Company's Annual Report on Form 10-K for fiscal 2003, the Company's management and its outside auditors reported to the Audit Committee one reportable condition related to computer file access and the Company has corrected the condition.











                                 Page 13 of 14
                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of shareholders was held on September 17, 2003.
     (c) 1. The following directors were elected at the annual meeting:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
            A shares voting as separate class:
                 William S. Hurley           4,676,534  177,634      N/A
            A and B shares voting together:
                 Douglas A. Starrett        14,812,625  837,943      N/A

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

          10g Amendment dated October 20, 2003 to the Company's 401(k)
              Savings Plan, filed herewith.

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

     (b) Reports on form 8-K

          The following reports on Form 8-K were filed with or furnished to the SEC in the quarter covered by this report:

1. The Company furnished a report on Form 8-K on August 15, 2003 announcing it had mailed its Annual Report to shareholders, which report contained the Company's financial results for the fiscal year ended June 28, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   November 7, 2003                S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date   November 7, 2003                S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)

                                 Page 14 of 14

                                                               EXHIBIT 31.a
                                CERTIFICATIONS

I, Douglas A. Starrett, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of The L.S. Starrett Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) [Intentionally Omitted]
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 7, 2003            /s/  Douglas A. Starrett
                                    Douglas A. Starrett
                                    Chief Executive Officer













                                                               EXHIBIT 31.b
CERTIFICATIONS
I, Roger U. Wellington, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of The L.S. Starrett Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) [Intentionally Omitted]
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 7, 2003                /s/  Roger U. Wellington, Jr.
                                        Roger U. Wellington, Jr.
                                        Chief Financial Officer















                                                               Exhibit  32


                              Certification
  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of The L.S. Starrett Company, a Massachusetts corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 7, 2003                 	/s/ Douglas A. Starrett
                                       	------------------------------
	                                      Douglas A. Starrett
				               Chief Executive Officer


Date:  November 7, 2003                 	/s/ Roger U. Wellington, Jr.
                                       	------------------------------
	                                     	Roger U. Wellington, Jr.
				               Chief Financial Officer


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to The L.S. Starrett Company and will be retained by The L.S. Starrett Company and furnished to the Securities and Exchange Commission or its staff upon request.