Form 10-Q
period 2003-12-27
STARRETT L S CO
filed 2004-02-06
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 27, 2003

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

                             YES  X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X   NO

Common Shares outstanding as of    January 31, 2004   :

     Class A Common Shares      5,363,596

     Class B Common Shares      1,285,474


                               Page 1 of 17
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  thirteen and twenty-six
                  weeks ended December 27, 2003 and
                  December 28, 2002 (unaudited)                         3

                  Consolidated Statements of Cash Flows -
                  thirteen and twenty-six
                  weeks ended December 27, 2003 and
                  December 28, 2002 (unaudited)                         4

                  Consolidated Balance Sheets - December 27,
                  2003 (unaudited) and June 28, 2003                    5

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 27, 2003 and December 28, 2002
                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-8


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-16

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              16

      Item 4.  Controls and Procedures                                  16


Part II.  Other information:

      Item 6.  Exhibits and reports on Form 8-K                       16-17


SIGNATURES                                                              17















                               Page 2 of 17
Part I. Financial Information

Item 1. Financial Statements

                         THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)


                                        13 Weeks Ended     26 Weeks Ended
                                      12/27/03 12/28/02  12/27/03 12/28/02

Net sales                               45,420   44,828    86,095   90,163
Cost of goods sold                     (37,028) (34,486)  (67,968) (71,085)
Selling and general expense            (11,420) (11,106)  (22,834) (23,658)
Other expense                              (81)    (575)     (352)  (1,255)

Loss before income taxes and
  cumulative effect of change in
  accounting principle                  (3,109)  (1,339)   (5,059)  (5,835)
Benefit from federal, foreign
  and state income taxes                (1,276)    (698)   (2,131)  (2,659)
Loss before cumulative effect
  of change in accounting principle (1,833) (641) (2,928) (3,176) Cumulative effect of change in
  accounting principle for goodwill                                 (6,086)
Net loss                                (1,833)    (641)   (2,928)  (9,262)


Basic and diluted loss per
  share before cumulative effect of
  change in accounting principle          (.28)    (.09)     (.44)    (.48)
Cumulative effect of change in
  accounting principle for goodwill                                   (.93)
Basic and diluted loss per share          (.28)    (.09)     (.44)   (1.41)

Average outstanding shares used in
  per share calculations (in thousands)  6,655    6,589     6,658    6,570


Dividends per share                        .10      .20       .20      .40



















                See Notes to Consolidated Financial Statements
                               Page 3 of 17


                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                    (in thousands of dollars)(unaudited)


                                        13 Weeks Ended     26 Weeks Ended
                                      12/27/03 12/28/02  12/27/03 12/28/02

Cash flows from operating activities:
   Net loss                             (1,833)    (641)   (2,928)  (9,262)
   Non-cash items included in net loss:
      Cumulative effect of change in
        accounting principle                                         6,086
      Depreciation and amortization      2,836    2,746     5,591    5,532
      Deferred taxes                    (1,013)     (64)   (1,032)    (291)
      Unrealized exchange losses (gains)   (19)     735       (32)   1,460
      Retirement benefits                 (117)    (276)     (234)    (504)
   Working capital changes:
      Receivables                          986    3,097     1,235    1,285
      Inventories                        6,865    6,179     7,579   12,108
      Other assets and liabilities       1,468      590     2,087      660
   Prepaid pension cost and other          134       51       175     (107)

       Net operating cash flows          9,307   12,417    12,441   16,967

Cash flows from investing activities:
   Additions to plant and equipment     (2,017)  (2,253)   (3,295)  (2,989)
   Change in short-term investments     (2,947) (10,206)   (5,227) (13,632)

       Net investing cash flows         (4,964) (12,459)   (8,522) (16,621)

Cash flows from financing activities:
   Short-term borrowings (repayments)      (66)    (979)      457     (851)
   Long-term borrowings (repayments)    (1,149)   2,749    (2,762)   2,749
   Common stock issued                     108      529       226    1,309
   Treasury shares purchased              (398)    (117)     (398)    (357)
   Dividends                              (662)  (1,314)   (1,330)  (2,624)

       Net financing cash flows         (2,167)     868    (3,807)     226

Exchange rate change effect on cash        146        6        98      (79)

Net increase in cash                     2,322      832       210      493
Cash, beginning of period                1,194    1,333     3,306    1,672
Cash, end of period                      3,516    2,165     3,516    2,165













               See Notes to Consolidated Financial Statements
                               Page 4 of 17
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Dec. 27     June 28
                                                         2003        2003
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  3,516       3,306
   Investments                                          27,513      21,995
   Accounts receivable (less allowance for doubtful
         accounts of $1,536 and $1,392)                 31,440      32,175
   Inventories:
      Raw materials and supplies                         9,885       9,859
      Goods in process and finished parts               15,585      20,344
      Finished goods                                    21,433      23,832
                                                        46,903      54,035
   Prepaid expenses, taxes and other current assets      8,304       9,703

                  Total current assets                 117,676     121,214

Property, plant and equipment, at cost (less
      accumulated depreciation of $95,275
      and $89,223)                                      65,299      67,093

Prepaid pension cost                                    30,956      30,565
Other assets                                               817         868
                                                       214,748     219,740



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  1,713       3,585
   Accounts payable and accrued expenses                14,360      12,859
   Accrued salaries and wages                            3,574       3,940
                  Total current liabilities             19,647      20,384

Deferred income taxes                                   13,651      14,696
Long-term debt                                           2,238       2,652
Accumulated postretirement medical benefit obligation   17,268      17,057

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,360,457 outstanding on 12/27/03, excluding
        1,306,553 in treasury; 5,344,033 outstanding
        on 6/28/03, excluding 1,294,542 in treasury)     5,360       5,344
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,288,613 outstanding on 12/27/03, excluding
        332,019 in treasury; 1,315,489 outstanding
        on 6/28/03, excluding 332,019 in treasury)       1,289       1,315
      Additional paid-in capital                        49,827      49,826
      Retained earnings reinvested and employed in
            the business                               130,126     134,547
      Accumulated other comprehensive loss             (24,658)    (26,081)
                  Total stockholders' equity           161,944     164,951
                                                       214,748     219,740



               See Notes to Consolidated Financial Statements
                               Page 5 of 17
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Twenty-six Weeks Ended December 27, 2003 and December 28, 2002
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 29, 2002        6,544    47,858   150,029   (24,090)  180,341
Comprehensive income(loss):
  Net loss                                      (9,262)             (9,262)
  Unrealized net gain
    on investments                                            11        11
  Translation loss, net                                   (3,258)   (3,258)
Total comprehensive loss                                           (12,509)
Dividends ($.40 per share)                      (2,624)             (2,624)
Treasury shares:
  Purchased                    (18)     (148)     (191)               (357)
  Issued                        67     1,108                         1,175
Options exercised               10       124                           134

Balance Dec. 28, 2002        6,603    48,942   137,952   (27,337)  166,160






Balance June 28, 2003        6,659    49,826   134,547   (26,081)  164,951
Comprehensive income(loss):
  Net loss                                      (2,928)             (2,928)
  Unrealized net gain
    on investments                                            18        18
  Translation gain, net                                    1,405     1,405
Total comprehensive loss                                            (1,505)
Dividends ($.20 per share)                      (1,330)             (1,330)
Treasury shares:
  Purchased                    (25)     (210)     (163)               (398)
  Issued                        13       194                           207
Options exercised                2        17                            19

Balance Dec. 27, 2003        6,649    49,827   130,126   (24,658)  161,944













               See Notes to Consolidated Financial Statements
                               Page 6 of 17
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 27, 2003 and June 28, 2003; the results of operations and cash flows for the thirteen and twenty-six weeks ended December 27, 2003 and December 28, 2002; and changes in stockholders' equity for the twenty-six weeks ended December 27, 2003 and December 28, 2002.

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

Shares used to compute basic and diluted loss per share are the same since the inclusion of common stock equivalents (12,226 shares in the quarter ended December 27, 2003, 3,059 shares in the quarter ended December 28, 2002, 12,694 shares in the six months ended December 27, 2003, and 6,814 shares in the six months ended December 28, 2002) would be antidilutive.

As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company took reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter in connection with an investigation of its Coordinate Measuring Machine (CMM) division, and additional charges were incurred thereafter. As of December 27, 2003, approximately $.2 million remains reserved for future legal and professional costs related to this matter. No assurances can be made that this amount reflects the actual future costs that will be incurred by the Company or that the Company will not need to take additional reserves.

Effective with the beginning of the September 2003 quarter, the Company has adopted the fair value method of accounting for stock-based compensation on a prospective basis as described in SFAS No.s 123 and 148. The Company incurred $27,000 in stock-based compensation costs in the current quarter. Historically, stock-based compensation has not been material.

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a onetime, non-cash, non-operational impairment charge of $6,086,000 ($.93 per share before and after taxes since there were no income taxes associated with the charge), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of the September 2002 quarter and related amortization of $67,000 per quarter was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations.

Included in investments at December 27, 2003 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

                                 Page 7 of 17
Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                       2003     2002      2003     2002

      Interest income                  190      215       345      390
      Interest expense and com-
        mitment fees                  (235)    (124)     (563)    (218)
      Realized and unrealized
        exchange gains (losses)         29     (622)      (10)  (1,342)
      Other                            (65)     (44)     (124)     (85)
                                       (81)    (575)     (352)  (1,255)

Approximately 70% of all inventories are valued on the LIFO method. At December 27, 2003 and June 28, 2003, total inventories are $23,166,000 and $23,204,000 less, respectively, than if determined on a FIFO basis. During the December 2003 quarter, the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of the LIFO inventory reduction was to increase second quarter 2004 net earnings by approximately $.2 million or $.03 per share.

Long-term debt is comprised of the following (in thousands):
                                              December      June
                                                2003        2003    .

            Note payable at 3.1% due 12/03        123       2,318
            Capitalized lease obligations
              payable in Brazilian currency
              due 2003 - 2007, 17%-25%          2,891       3,433
                                                3,014       5,751
              Less current portion                776       3,099
                                                2,238       2,652

The Company is considering various reorganization plans and options as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. These considerations could result in asset impairments and additional costs that will be recognized if and when actions are finalized or obligations are incurred.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002

OVERVIEW
As discussed below under "Coordinate Measuring Machine (CMM) division," the Company took a pretax charge of $3.2 million in the December 2003 quarter in order to write down its CMM inventory to net realizable value. After giving effect to income taxes, this charge amounted to $2.1 million or $.32 per share. Excluding this charge, the Company would have reported net income for the quarter of $.3 million ($.04 per share) compared to a net loss of $.6 million ($.09 per share) in the prior year's December quarter.

Sales
Total Company sales for the December quarter were approximately 1% higher than the corresponding quarter of a year ago. Domestic sales were down 2%

                                 Page 8 of 17
and foreign sales were up 11%, although in local currency foreign sales were up only 3% because of the weak U.S. dollar. The Company's sales remain under pressure because the U.S. industrial manufacturing sector, particularly in metal working, continues to be affected by the migration of manufacturing, both customers and competitors, to lower cost countries.

Loss Before Taxes
Before the $3.2 million CMM inventory write-down, pretax earnings for the quarter were $.1 million, compared to a $1.3 million loss a year earlier. Excluding this write-down, domestic operations had a pretax loss of 2% of sales compared to 6% last year, while foreign operations had pretax income of about 4% of sales in both years. The major items causing the $1.4 million improvement in earnings before inventory write-down were lower ($.7 million) exchange losses, primarily in Brazil, and improved gross margins (25.5% this year compared to 23.1% last year, or $1.1 million). The gross margin improvement is domestic and due primarily to lower headcount, slightly higher production levels, and the benefit ($.3 million) of liquidating LIFO inventories; all partially offset by higher retirement costs ($.3 million).

Income Taxes
The effective income tax rate was 41% in the December 2003 quarter and 52% in the prior year's corresponding quarter. The fluctuation in these rates comes about because pretax results are so close to breakeven that permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. As a result, it is not practicable to predict what the effective rate is going to be for the full year. Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. However, in the periods presented, the least profitable operations have been in the jurisdictions with the highest tax rates. Despite recent losses, the Company continues to believe it will be able to realize the income tax benefits it has recorded. This is continually monitored and could change in the future.

Loss per share
As a result of the above factors, the Company had a basic and diluted loss of $.28 per share in the December 2003 quarter compared to $.09 in the December quarter a year ago. Excluding the effect of the CMM inventory write-down, the Company had basic and diluted earnings of $.04 per share compared to a loss of $.09 per share in the prior year's quarter.


SIX MONTH PERIODS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002

OVERVIEW
As more fully discussed below, results for the first six months of fiscal 2004 show the Company incurred a net loss of $2.9 million, or $.44 per share, compared to a net loss of $9.3 million, or $1.41 per share, in the comparable prior year six month period. A significant portion of current and prior year losses was caused by unusual charges: in the current year the $3.2 million, or $.32 per share after tax, write-down of CMM inventories; and in the prior year the write-off of $6.1 million, or $.93 per share before and after tax, of goodwill and a $3.1 million pretax, or $.30 per share after tax, provision in connection with a government investigation of the Company's CMM division. Excluding these unusual charges, the Company incurred a net loss for the first six months of fiscal 2004 of $.8 million, or $.12 per share compared to a net loss of $1.3 million or $.18 per share in the corresponding prior year six month period.




                                 Page 9 of 17
Sales
Sales for the first six months of fiscal 2004 were down 4.5% compared to the corresponding period a year ago. Domestic sales were down 10% and foreign sales were up 10%. In local currency foreign sales were actually down 3%, since the dollar has been weakening against the British pound and Brazilian real. Most of the decrease in domestic sales occurred in the first quarter of fiscal 2004, reflecting in part the weak U.S. industrial manufacturing sector.

Loss before taxes and cumulative effect of change in accounting principle The pretax losses for the first six months of fiscal 2004 and 2003 were $5.1 million and $5.8 million, respectively. Both six month periods contain unusual charges: in the current fiscal year, $3.2 million for the CMM inventory write-down and $.2 million for additional investigation charges; and, in the prior fiscal year, $3.1 million in connection with the investigation ($1.5 million of this was charged to selling and general expense and $1.6 million to cost of sales). Excluding these unusual charges, pretax losses for the six month periods were $1.7 million in fiscal 2004 and $2.7 million in fiscal 2003.

By itself, the 4.5% decrease in sales had the effect of increasing the pretax loss by about $1.0 million. The major items causing the remaining $2.0 million decrease in the pretax loss were lower ($1.3 million) exchange losses, primarily in Brazil, and better gross margins (24.8% compared to 22.9% or $1.6 million). These improvements were partially offset by higher interest expense ($.3 million) in Brazil due to borrowing in local currency and a $.4 million increase in selling and general expense. Contributing to this $.4 million increase in selling and general expense were higher retirement benefit costs and the effect of a weaker U.S. dollar this year compared to last year. Despite lower sales and excluding the effect on cost of sales in both years of the unusual charges related to the CMM division, gross margins improved approximately 1.9 percentage points year to year due primarily to lower headcount, slightly higher production levels, and LIFO inventory liquidation profits ($.3 million).

Coordinate Measuring Machine (CMM) division
As discussed in more detail in the Company's fiscal 2003 Annual Report on Form 10-K, the Company's CMM division is presently the subject of a federal government investigation being coordinated through the Department of Justice. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The investigation apparently was prompted by a qui tam action filed under seal in federal court in Boston, Massachusetts. The division, which is located in the Company's Mt. Airy, North Carolina facility, accounted for less than 2% of the Company's net sales during fiscal 2003. The CMM division manufactures and sells coordinate measuring machines. The government is investigating allegations apparently made by a former independent contractor that the CMM division defrauded its customers and the government in connection with the sale of coordinate measuring machines and software. In response to a September 2002 newspaper article, the Company denied allegations that the Company defrauded its customers or the government. The Company has not been served with any qui tam complaint, and is cooperating with the government.

As a result of the investigation and the CMM replacement program initiated prior thereto in March 2002, the Company took reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter, $.6 million in the March 2003 quarter, and $.2 million in the September 2003 quarter. As of December 27, 2003, approximately $.2 million remains reserved for future professional fees. In addition, the Company charged cost of sales and wrote down the carrying cost of its CMM inventory by $3.2 million in the December 2003 quarter. No assurances can be made that

                                 Page 10 of 17
these reserves and write-downs reflect the actual additional costs that will be incurred by the Company. See the additional comments below under "Reorganization Plans" regarding the CMM division.

Income Taxes
The effective income tax rate was 42% in the first six months of fiscal 2004 and 46% in the corresponding prior year six month period. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. However, in the periods presented, the least profitable operations have been in the jurisdictions with the highest tax rates. Despite recent losses, the Company continues to believe it will be able to utilize its tax operating loss carryforwards and is therefore recognizing their benefit against current losses. This is continually monitored and could change in the future.

Net loss per share
As a result of the above factors and before the change in accounting principle (adoption of SFAS 142 in fiscal 2003), the Company incurred a basic and diluted net loss per share for the first six months of fiscal 2004 of $.44 per share compared to a net loss of $1.41 per share in the corresponding period a year ago. Excluding the unusual charges related to the CMM division ($.32 per share in the current year and $.30 in the prior year) and excluding the $.93 related to the write-off of goodwill discussed in the notes to the financial statements, the Company incurred a net loss of $.12 per share in the first six months of fiscal 2004 compared to a net loss of $.18 per share in the corresponding period a year ago.


                        LIQUIDITY AND CAPITAL RESOURCES

                                      13 Weeks Ended     26 Weeks Ended
                                    12/27/03 12/28/02  12/27/03 12/28/02
  Operating cash flow                 9,307   12,417    12,441   16,967
  Investing cash flow                (4,964) (12,459)   (8,522) (16,621)
  Financing cash flow                (2,167)     868    (3,807)     226

Despite operating results being close to breakeven before the unusual charges discussed above, cash provided by operations has been significant in all periods presented. Non-cash depreciation charges of approximately $3 million per quarter contribute to this, but by far the biggest factor contributing to positive operating cash flow has been the reduction in inventories of over $26 million during the past eighteen months. "Retirement benefits" under non-cash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.1 million of non-cash income per quarter ($.3 million per quarter in the prior year). On an accrual basis, retirement benefit expense is approximately $.4 million per quarter in the current year and $.2 million in the prior year.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. The decrease in cash used for investing activities, both in the quarter and six month comparison, is a result of the decrease in cash available for investment from operations.

Cash flows related to financing activities are primarily the payment of dividends and repayment of debt. The Company entered into a lease financing arrangement in Brazil in the December 2002 quarter worth approximately $2.7

                                 Page 11 of 17
million that reduced the quarter and year to date cash required for financing activities. In addition, the Company reduced the quarterly dividend from $.20 to $.10 beginning in the fourth quarter of fiscal 2003, but this was more than offset by increased debt repayments.

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If revenues decline further and the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions (see "Reorganization Plans" section below). Although it is not currently borrowing under its line of credit, the Company and its lender are in the process of amending the Company's credit agreement, including reducing the line to $15 million. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 6.0 to one as of December 27, 2003 and 5.9 to one as of June 28, 2003.

                              REORGANIZATION PLANS

The Company has determined that it must make substantial changes in the way it does business if it is to prosper in the years ahead. Manufacturing globalization has adversely affected its customer base and competitive position, particularly in North America, as more and more products are produced in low wage countries. The Company's activities in China have expanded since 1998, but it needs more low-cost capacity and outsourcing partners. Because of the erosion of the Company's domestic customer base and increasing pricing pressure from low wage manufacturers overseas, the Company has been rethinking almost all aspects of its business. It is formulating plans for consolidation of operations as well as reorganization in order to move the strategic focus from manufacturing location to product group and distribution channel as well as to facilitate achieving the goals of enhanced marketing focus and global procurement. Although there have been (see CMM division comments above) and may in the future be non-recurring costs associated with these changes, it is premature to take additional charges at this time. What follows are some of the specific actions being considered. There can be no assurances that the Company will implement all these actions and that, if such actions are implemented, they will result in savings to the Company. It is also possible that the Company may need to incur additional charges in connection with these initial reorganization plans.

CMM division.   The Company is in the process of evaluating the potential
actions it may take with respect to the CMM division. The investigation continues, and even if it is resolved favorably, the outlook for the division is problematic. Since the investigation started, sales of CMM machines have dropped significantly. At the current level of operations, it is difficult if not impossible to be competitive. Whether the Company continues as it is, outsources production, or exits the business entirely, the Company has determined that it will not be able to realize book value for its existing inventory. Consequently the Company has written its CMM inventories down $3.2 million in the current quarter to its anticipated net realizable value of approximately $1 million.

Consumer tool production . The Company plans to close its Alum Bank, Pennsylvania level producing plant before the end of the fiscal year and is finalizing plans to relocate the manufacturing to the Dominican Republic. The relocation of additional manufacturing capacity is also being considered. The Company has recently consolidated its consumer hardware

                                 Page 12 of 17
products activities under one business unit head and created a new consumer hardware sales and marketing position. The Company believes these changes may result in labor savings and allow the Company to maintain its margins and satisfy the requirements of its largest customers with lower prices. Severance and relocation costs associated with these activities, including potential plant and equipment write-downs, could be in the $1-2 million range, although no assurances can be made that the costs will not be greater.

Optical comparator manufacturing. The Company is in the process of consolidating its optical comparator manufacturing in Skipton, England into its manufacturing facility in Jedburgh, Scotland. It is anticipated that the cost of this move, including severance costs, should ultimately be offset by a gain on the sale of the Skipton real estate, although no assurances can be made that such costs will be offset by any gain.

Distribution Logistics. The Company has closed one warehouse and will evaluate consolidating or eliminating three other warehouses in North America, about 80,000 square feet in total. Depending on how this capacity is replaced, this could reduce inventory requirements and may save $1 million annually in operating costs with the potential of a net gain due to the market value of the related real estate. No material costs or asset write-downs are expected as a result of these actions pertaining to distribution facilities.


                     OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under Securities Exchange Commission rules.


                      CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The footnotes to the Company's Annual Report on Form 10-K describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and, of particular importance, the previously discussed charges connected with the government investigation of the Company's CMM division. Actual results could differ from these estimates.

The allowance for doubtful accounts and sales returns is based on the Company's assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer's credit worthiness, actual defaults are higher than previous experience, or actual future returns do not reflect historical trends, estimates of recoverability of amounts due, and sales, could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for the Company's products or there is a higher risk of inventory obsolescence because of

                                 Page 13 of 17
rapidly changing technology and requirements, the Company may be required to increase its inventory reserves and, as a result, gross profit margins could be adversely affected.

Accounting for income taxes requires estimates of future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact on future tax payments of these differences. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, the Company provides a valuation allowance related to the asset. Should any significant changes in the tax law or estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on financial position or results of operations.

Pension and postretirement medical costs and obligations are dependent on assumptions used by the Company's actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates, and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from our assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect the Company's pension and other postretirement benefit costs and obligations.


                            SAFE HARBOR STATEMENT
          UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the 2003 Annual Report to stockholders, including the President's letter, and the 2003 Annual Report on Form 10-K include forward-looking statements about the Company's business, competition, sales, expenditures, environmental regulatory compliance, foreign operations, progress and effect of the government investigation, write-downs and reserves relating to the consolidation of manufacturing and distribution facilities, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization. The Company is developing plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities and could adversely affect operations.

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

Risks Related to Technology: Although the Company's strategy includes investment in research and development of new and innovative products to meet

                                 Page 14 of 17
technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to the Euro: The United Kingdom has not adopted the euro and the Company's Scottish subsidiary transacts a significant amount of business with euro countries. There can be no assurance that this situation will not result in unforseen economic conditions that affect the Company's business.

Risks Related to Foreign Operations: Approximately a third of the Company's sales and a quarter of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Cyclical Nature of the Industry: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company does not have a substantial market presence. Accordingly, economic weakness in the industrial manufacturing sector has and will result in decreased demand for the Company's products and will adversely affect performance. Economic weakness in the consumer market also impacts the Company's performance.

Risks Related to Shift in Manufacturing: The Company's primary customers are in the manufacturing business and, in particular, in the metal working industry. Manufacturing is shifting to low wage countries where the Company does not have a substantial market presence. As a result, unless the Company can penetrate these markets, the Company's sales and performance may be adversely affected.

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

Risks Related to Customer Concentration: Sales to the Company's three biggest customers account for approximately 25% of revenues. The loss or reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions, could adversely affect business and results of operations. In addition, these customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

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


                                 Page 15 of 17
Risks Related to Stock Market Performance. Although the Company's domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders equity and book value per share.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 2003 and June 2003, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $7 million as of December 27, 2003.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $29 million and debt of $4 million at December 27, 2003) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2.3 million by approximately $35,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 27, 2003, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In August, 2003, as reported in the Company's Annual Report on Form 10-K for fiscal 2003, the Company's management and its outside auditors reported to the Audit Committee one reportable condition related to computer file access and the Company has corrected the condition.

                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits
          31a Certification of Chief Executive Officer Pursuant to Rule
              13a-14(a), filed herewith.

          31b Certification of Chief Financial Officer Pursuant to Rule
              13a-14(a), filed herewith.

32 Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.


                                 Page 16 of 17
(b)  Reports on Form 8-K

          The following reports on Form 8-K were filed with or furnished to the SEC in the quarter covered by this report:

1. The Company furnished a report on Form 8-K on November 7,
2003 announcing it had issued a Quarterly Shareholder
Earnings Letter containing a summary of its first quarter consolidated financial results for fiscal 2004.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)

Date:   February 6, 2004                 S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)

Date:   February 6, 2004                 S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)



































                               Page 17 of 17