Form 10-Q
period 2004-03-27
STARRETT L S CO
filed 2004-05-07
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 27, 2004

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

                             YES  X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X   NO

Common Shares outstanding as of       April 30, 2004   :

     Class A Common Shares      5,380,818

     Class B Common Shares      1,253,752


                               Page 1 of 18
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  thirteen and thirty-nine
                  weeks ended March 27, 2004 and
                  March 29, 2003 (unaudited)                            3

                  Consolidated Statements of Cash Flows -
                  thirteen and thirty-nine
                  weeks ended March 27, 2004 and
                  March 29, 2003 (unaudited)                            4

                  Consolidated Balance Sheets - March 27,
                  2004 (unaudited) and June 28, 2003                    5

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 27, 2004 and March 29, 2003
                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-9


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-16

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              17

      Item 4.  Controls and Procedures                                  17


Part II.  Other information:

      Item 2.  Changes in Securities and Use of Proceeds                17

      Item 6.  Exhibits and reports on Form 8-K                         18


SIGNATURES                                                              18













                               Page 2 of 18
Part I. Financial Information

Item 1. Financial Statements

                         THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)


                                        13 Weeks Ended     39 Weeks Ended
                                       3/27/04  3/29/03   3/27/04  3/29/03

Net sales                               44,945   41,525   131,040  131,688
Cost of goods sold                     (33,017) (32,363) (100,985)(103,448)
Selling and general expense            (11,684) (11,507)  (34,518) (35,165)
Other expense                              (64)      90      (416)  (1,165)

Earnings (loss) before income taxes and
  cumulative effect of change in
  accounting principle                     180   (2,255)   (4,879)  (8,090)
Benefit from federal, foreign
  and state income taxes                  (264)    (988)   (2,395)  (3,647)
Earnings (loss) before cumulative effect
  of change in accounting principle        444   (1,267)   (2,484)  (4,443)
Cumulative effect of change in
  accounting principle for goodwill                                 (6,086)
Net earnings (loss)                        444   (1,267)   (2,484) (10,529)


Basic and diluted earnings (loss) per
  share before cumulative effect of
  change in accounting principle           .07     (.19)     (.37)    (.67)
Cumulative effect of change in
  accounting principle for goodwill                                   (.93)
Basic and diluted earnings (loss)
  per share                                .07     (.19)     (.37)   (1.60)

Average outstanding shares used in per
  share calculations (in thousands)
    Basic                                6,642    6,632     6,653    6,591
    Diluted                              6,658      N/A       N/A      N/A


Dividends per share                        .10      .20       .30      .60
















                See Notes to Consolidated Financial Statements
                               Page 3 of 18


                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                    (in thousands of dollars)(unaudited)


                                        13 Weeks Ended     39 Weeks Ended
                                       3/27/04  3/29/03   3/27/04  3/29/03

Cash flows from operating activities:
   Net earnings (loss)                     444   (1,267)   (2,484) (10,529)
   Non-cash items included:
      Cumulative effect of change in
        accounting principle                                         6,086
      Depreciation and amortization      2,658    2,802     8,249    8,334
      Deferred taxes                      (462)      37    (1,494)    (254)
      Unrealized exchange losses (gains)    (1)     (89)      (33)   1,371
      Retirement benefits                 (116)     (31)     (350)    (535)
   Working capital changes:
      Receivables                        2,866    1,932     4,101    3,217
      Inventories                        2,144    4,509     9,723   16,617
      Other assets and liabilities        (167)  (2,777)    1,920   (2,117)
   Prepaid pension cost and other           49       88       224      (19)

       Net operating cash flows          7,415    5,204    19,856   22,171

Cash flows from investing activities:
   Additions to plant and equipment     (1,363)  (1,681)   (4,658)  (4,670)
   Change in short-term investments     (8,792)     422   (14,019) (13,210)

       Net investing cash flows        (10,155)  (1,259)  (18,677) (17,880)

Cash flows from financing activities:
   Short-term borrowings (repayments)      443       (9)      900     (860)
   Long-term borrowings (repayments)       615   (1,014)   (2,147)   1,735
   Common stock issued                            1,041       226    2,350
   Treasury shares purchased              (235)     (98)     (633)    (455)
   Dividends                              (663)  (1,328)   (1,993)  (3,952)

       Net financing cash flows            160   (1,408)   (3,647)  (1,182)

Exchange rate change effect on cash        123       19       221      (60)

Net increase (decrease) in cash         (2,457)   2,556    (2,247)   3,049
Cash, beginning of period                3,516    2,165     3,306    1,672
Cash, end of period                      1,059    4,721     1,059    4,721













               See Notes to Consolidated Financial Statements
                               Page 4 of 18
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       Mar. 27     June 28
                                                         2004        2003
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  1,059       3,306
   Investments                                          36,865      21,995
   Accounts receivable (less allowance for doubtful
         accounts of $1,573 and $1,392)                 29,399      32,175
   Inventories:
      Raw materials and supplies                         9,508       9,859
      Goods in process and finished parts               16,578      20,344
      Finished goods                                    19,407      23,832
                                                        45,493      54,035
   Prepaid expenses, taxes and other current assets      8,404       9,703

                  Total current assets                 121,220     121,214

Property, plant and equipment, at cost (less
      accumulated depreciation of $99,203
      and $89,223)                                      64,759      67,093

Prepaid pension cost                                    31,123      30,565
Other assets                                               791         868
                                                       217,893     219,740



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  1,928       3,585
   Accounts payable and accrued expenses                14,972      12,859
   Accrued salaries, wages and postretirement benefits   4,562       4,940
                  Total current liabilities             21,462      21,384

Deferred income taxes                                   13,253      14,696
Long-term debt                                           3,117       2,652
Accumulated postretirement medical benefit obligation   16,306      16,057

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,374,296 outstanding on 3/27/04, excluding
        1,321,553 in treasury; 5,344,033 outstanding
        on 6/28/03, excluding 1,294,542 in treasury)     5,374       5,344
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,259,774 outstanding on 3/27/04, excluding
        332,019 in treasury; 1,315,489 outstanding
        on 6/28/03, excluding 332,019 in treasury)       1,260       1,315
      Additional paid-in capital                        49,700      49,826
      Retained earnings reinvested and employed in
            the business                               129,814     134,547
      Accumulated other comprehensive loss             (22,393)    (26,081)
                  Total stockholders' equity           163,755     164,951
                                                       217,893     219,740



               See Notes to Consolidated Financial Statements
                               Page 5 of 18
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Thirty-nine Weeks Ended March 27, 2004 and March 29, 2003
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 29, 2002        6,544    47,858   150,029   (24,090)  180,341
Comprehensive income(loss):
  Net loss                                     (10,529)            (10,529)
  Unrealized net loss
    on investments                                           (12)      (12)
  Translation loss, net                                   (2,647)   (2,647)
Total comprehensive loss                                           (13,188)
Dividends ($.60 per share)                      (3,952)             (3,952)
Treasury shares:
  Purchased                    (24)     (204)     (227)               (455)
  Issued                       135     2,081                         2,216
Options exercised               10       124                           134

Balance March 29, 2003       6,665    49,859   135,321   (26,749)  165,096






Balance June 28, 2003        6,659    49,826   134,547   (26,081)  164,951
Comprehensive income(loss):
  Net loss                                      (2,484)             (2,484)
  Unrealized net gain
    on investments                                            29        29
  Translation gain, net                                    3,659     3,659
Total comprehensive income                                           1,204
Dividends ($.30 per share)                      (1,993)             (1,993)
Treasury shares:
  Purchased                    (40)     (337)     (256)               (633)
  Issued                        13       194                           207
Options exercised                2        17                            19

Balance March 27, 2004       6,634    49,700   129,814   (22,393)  163,755













               See Notes to Consolidated Financial Statements
                               Page 6 of 18
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 27, 2004 and June 28, 2003; the results of operations and cash flows for the thirteen and thirty-nine weeks ended March 27, 2004 and March 29, 2003; and changes in stockholders' equity for the thirty-nine weeks ended March 27, 2004 and March 29, 2003.

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

Except in the fiscal 2004 March quarter, which had net earnings, shares used to compute basic and diluted loss per share are the same since the inclusion of common stock equivalents (8,553 shares in the quarter ended March 29, 2003, 13,781 shares in the nine months ended March 27, 2004, and 7,394 shares in the nine months ended March 29, 2003) would be antidilutive.

As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company took reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the first quarter of fiscal 2003 in connection with a government investigation of its Coordinate Measuring Machine (CMM) division, and additional charges were incurred thereafter. As of March 27, 2004, approximately $.2 million remains reserved for future legal and professional costs related to this matter. No assurances can be made that this amount reflects the actual future costs that will be incurred by the Company or that the Company will not need to take additional reserves in connection with this matter.

Effective with the beginning of the first quarter of fiscal 2004, the Company has adopted the fair value method of accounting for stock-based compensation on a prospective basis as described in SFAS 123 and 148. The Company incurred $27,000 in stock-based compensation costs in the December 2003 quarter. Historically, stock-based compensation has not been material.

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a one-time, non-cash, impairment charge of $6,086,000 ($.93 per share before and after taxes since there were no income taxes associated with the charge), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of the first quarter of fiscal 2003 and related amortization of $67,000 per quarter was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations.

Included in investments at March 27, 2004 is $2.3 million of AAA-rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

                               Page 7 of 18
Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks   Thirty-nine Weeks
                                       Ended March        Ended March
                                      2004     2003      2004     2003

      Interest income                  220      212       565      602
      Interest expense and com-
        mitment fees                  (271)    (230)     (834)    (448)
      Realized and unrealized
        exchange gains (losses)          7      187        (3)  (1,155)
      Other                            (20)     (79)     (144)    (164)
                                       (64)      90      (416)  (1,165)


Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consists of the following (in thousands):

                                      Thirteen Weeks   Thirty-nine Weeks
                                       Ended March        Ended March
                                      2004     2003      2004     2003

   Service cost                        813      820     2,439    2,459
   Interest cost                     1,530    1,623     4,591    4,868
   Expected return on plan assets   (2,352)  (2,568)   (7,057)  (7,703)
   Amort. of transition obligation    (244)    (239)     (731)    (717)
   Amort. of prior service cost        106      102       317      306
   Amort. of unrecognized (gain)loss    73      (15)      219      (44)
                                       (74)    (277)     (222)    (831)


Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):

                                      Thirteen Weeks   Thirty-nine Weeks
                                       Ended March        Ended March
                                      2004     2003      2004     2003

   Service cost                        164      158       493      475
   Interest cost                       259      264       778      793
   Amort. of prior service cost        (88)     (88)     (265)    (265)
   Amort. of unrecognized (gain)loss    31       14        93       42
                                       366      348     1,099    1,045




Approximately 70% of all inventories are valued on the LIFO method. At March 27, 2004 and June 28, 2003, total inventories are approximately $22 million less than if determined on a FIFO basis. During fiscal 2004, the Company has reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of the LIFO inventory reductions was to increase the March 2004 quarter and year-to-date net earnings by approximately $.6 million and $.9 million, respectively ($.05 and $.08 per share).






                               Page 8 of 18
Long-term debt is comprised of the following (in thousands):
                                               March        June
                                                2004        2003    .

            Note payable at 3.1% due 12/03                  2,318
            Capitalized lease obligations
              payable in Brazilian currency
              due 2003 - 2007, 15%-21%          3,666       3,433
                                                3,666       5,751
              Less current portion                549       3,099
                                                3,117       2,652

The Company is considering various reorganization and restructuring plans and options as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. These considerations could result in asset impairments and additional costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred.


Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 27, 2004 AND MARCH 29, 2003

Sales
Total Company sales for the March 2004 quarter were approximately 8% higher than the corresponding quarter of a year ago, approximately half the increase being the result of exchange rate changes. Domestic sales were up 7% and foreign sales were up 12%, although in local currency foreign sales were actually down 4% because of the weak U.S. dollar. Domestic sales are improving, although the U.S. industrial manufacturing sector, particularly in metal working, will continue to be affected by the migration of manufacturing, both customers and competitors, to lower cost countries.

Earnings (Loss) Before Income Taxes
The Company had pretax earnings for the quarter of $.2 million, compared to a $2.3 million loss a year earlier. The current and prior year quarters included charges of $.1 million and $.6 million, respectively, for professional fees associated with the government investigation of the Company's Coordinate Measuring Machine (CMM) division (see below). Domestic operations had pretax earnings of 1% of sales compared to a loss of 6% of sales last year (before considering the $.1 million and $.6 million for professional fees mentioned above). Foreign operations essentially broke even on a pretax basis for the March quarters in both years. Excluding the $.1 million and $.6 million charges for professional fees, the major item contributing to the $1.9 million improvement in earnings was improved gross margins (26.5% in the March 2004 quarter compared to 22% in the March 2003 quarter, or $2.0 million). The gross margin improvement is primarily domestic and resulted from higher production levels and the benefit ($.6 million) of liquidating LIFO inventories; all partially offset by higher retirement and group medical costs ($.5 million) and costs associated with the consolidation of the Company's Skipton, England plant into its Scotland facilities ($.3 million). Although selling and general expense decreased as a percent of sales from 28% last year to 26% this year, the dollars reported remained about the same because foreign currencies strengthened against the U.S. dollar, accounting for approximately half the increase in sales.

                               Page 9 of 18
Income Tax Benefit
The effective income tax rate was over 100% in the March 2004 quarter and accounted for $.05 per share of the Company's net earnings for the quarter. The rate was 44% in the prior year's corresponding quarter. The fluctuation in these rates comes about because pretax results are so close to breakeven that permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. As a result, it is very difficult to predict what the effective rate is going to be for the full year. Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. However, in the periods presented, the least profitable operations have been in the jurisdictions with the highest tax rates. In addition, the decision in the quarter to have our wholly-owned Brazilian subsidiary pay a dividend increased our expected tax benefit for the full fiscal year by $.5 million, three quarters of which has been recorded in the current quarter. The effect of this was to increase earnings per share by approximately $.02 in the quarter. Despite recent losses, the Company currently expects that it will be able to utilize its tax operating loss carryforwards and is therefore recognizing their benefit against current losses. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings of $.07 per share in the March 2004 quarter compared to a loss of $.19 per share in the March quarter a year ago (earnings of $.08 per share and a loss of $.13 per share a year ago excluding the charges for professional fees mentioned above).


NINE MONTH PERIODS ENDED MARCH 27, 2004 AND MARCH 29, 2003

OVERVIEW
As more fully discussed below, results for the first nine months of fiscal 2004 show the Company incurred a net loss of $2.5 million, or $.37 per share, compared to a net loss of $10.5 million, or $1.60 per share, in the comparable prior year nine month period. A significant portion of current and prior year losses was caused by unusual charges: in the current year the $3.2 million, or $.32 per share after tax, write-down to net realizable value of CMM inventories and $.3 million, or $.03 per share after tax, in charges for professional fees in connection with the government's investigation of the Company's CMM division; and in the prior year the write-off of $6.1 million, or $.93 per share before and after tax, of goodwill in connection with the adoption of SFAS 142 and $3.7 million, or $.36 per share after tax, in charges in connection with the CMM division investigation and replacement program. Excluding these unusual charges, the Company incurred a net loss for the first nine months of fiscal 2004 of $.3 million, or $.04 per share compared to a net loss of $2.1 million or $.31 per share in the corresponding prior year nine month period.

Sales
Sales for the first nine months of fiscal 2004 were about the same as the corresponding period a year ago. Domestic sales were down 4.5% and foreign sales were up 10%. In local currency foreign sales were actually down 4% in fiscal 2004 since the dollar has continued to weaken against the British pound and Brazilian real. The decrease in domestic sales results primarily from low first quarter 2004 sales.

Loss before income taxes and cumulative effect of change in accounting
The pretax losses for the first nine months of fiscal 2004 and 2003 were $4.9 million and $8.1 million, respectively. Both nine month periods contain

                               Page 10 of 18
unusual charges: in the current fiscal year, $3.2 million to write down the CMM inventory to net realizable value and $.3 million for additional professional fees in connection with the government investigation; and, in the prior fiscal year, $3.7 million in connection with the government investigation ($2.1 million of this was charged to selling and general expense and $1.6 million to cost of sales). Excluding these unusual charges, pretax losses for the nine month periods were $1.4 million in fiscal 2004 and $4.4 million in fiscal 2003, a $3.0 million improvement.

The major items causing the $3.0 million improvement were lower ($1.2 million) exchange losses, primarily in Brazil, and better gross margins (25% compared to 23% or $3.4 million excluding unusual charges). Despite slightly lower sales and excluding the effect on cost of sales in both years of the unusual charges related to the CMM division, the gross margin improved over 2 percentage points due primarily to lower headcount, higher production levels, and LIFO inventory liquidation profits ($.9 million), all partially offset by costs ($.6 million) associated with the consolidation of the Company's Skipton, England plant into its Scotland facilities. The exchange rate and margin improvements were partially offset by higher interest expense ($.4 million) in Brazil due to borrowing in local currency and an overall $1.2 million increase in selling and general expense. Contributing to this $1.2 million increase in selling and general expense were higher retirement benefit costs and the effect of a weaker U.S. dollar this year compared to last year.

Income tax benefit
The effective income tax rate was 49% in the first nine months of fiscal 2004 and 45% in the corresponding prior year nine month period. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. However, in the periods presented, the least profitable operations have been in the jurisdictions with the highest tax rates. In addition, the decision in the fiscal 2004 March quarter to have our wholly-owned Brazilian subsidiary pay a dividend increased our expected tax benefit for the full fiscal year by $.5 million, three quarters of which has been recorded as of the end of the first nine months of fiscal 2004. Despite recent losses, the Company currently expects that it will be able to utilize its tax operating loss carryforwards and is therefore recognizing their benefit against current losses. This is continually monitored and could change in the future.

Net loss per share
As a result of the above factors and before the change in accounting principle (adoption of SFAS 142 in fiscal 2003), the Company incurred a basic and diluted net loss per share for the first nine months of fiscal 2004 of $.37 per share compared to $1.60 per share in the corresponding period a year ago. Excluding the unusual charges related to the CMM division ($.35 per share in the current year and $.36 in the prior year) and excluding the $.93 per share related to the adoption of SFAS 142 (write-off of goodwill) discussed in the notes to the financial statements, the Company incurred a net loss of $.02 per share in the first nine months of fiscal 2004 compared to a net loss of $.31 per share in the corresponding period a year ago.

Coordinate Measuring Machine (CMM) division
As discussed in more detail in the Company's Annual Report on Form 10-K for fiscal 2003, the Company's CMM division is the subject of a federal government investigation being coordinated through the Department of Justice. The Company became aware of the investigation on September 5, 2002, when federal agents conducted a search of the CMM division. The


                               Page 11 of 18
investigation apparently was prompted by a qui tam action filed under seal in federal court in Massachusetts. The division, which is located in the Company's Mt. Airy, North Carolina facility, accounted for less than 2% of the Company's net sales during fiscal 2003. The CMM division manufactures and sells coordinate measuring machines. The government is investigating allegations apparently made by a former independent contractor that the CMM division defrauded its customers and the government in connection with the sale of coordinate measuring machines and software. In response to a September 2002 newspaper article, the Company denied allegations that the Company defrauded its customers or the government. The Company has not been served with any qui tam complaint, and is cooperating with the government.

As a result of the investigation and the CMM replacement program initiated prior thereto in March 2002, the Company took reserves and charged pretax operations with $3.1 million ($.30 per share after tax) in the September 2002 quarter, $.6 million in the March 2003 quarter, $.2 million in the September 2003 quarter, and $.1 million in the March 2004 quarter. As of March 27, 2004, approximately $.2 million remains reserved for professional fees. In addition, the Company charged cost of sales and wrote down the carrying cost of its CMM inventory by $3.2 million to net realizable value in the December 2003 quarter. No assurances can be made that these reserves and write-downs reflect the actual additional costs that will be incurred by the Company. See the additional comments below under "Reorganization and Restructuring Plans" regarding the CMM division.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Flows                            13 Weeks Ended     39 Weeks Ended
                                     3/27/04  3/29/03   3/27/04  3/29/03
  Operating cash flow                 7,415    5,204    19,856   22,171
  Investing cash flow               (10,155)  (1,259)  (18,677) (17,880)
  Financing cash flow                   160   (1,408)   (3,647)  (1,182)

Despite recurring operating results being close to breakeven before the unusual charges discussed above, cash provided by operations has been significant in all periods presented. Non-cash depreciation charges of approximately $3 million per quarter contribute to this, but the most significant factor contributing to positive operating cash flow has been the reduction in inventories, which has been slowing and is unlikely to continue much longer. "Retirement benefits" under non-cash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.1 million of non-cash income per quarter ($.3 million per quarter in the prior year). On an accrual basis, retirement benefit expense is approximately $.4 million per quarter in the current year and $.2 million in the prior year.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. The increase in cash used for investing activities in the current quarter is partially a result of the increase in cash available for investment from operations, but mainly reflects the timing of activity from quarter to quarter.

Cash flows related to financing activities are primarily the payment of dividends and repayment of debt. The Company entered into a lease financing arrangement in Brazil in the 2003 fiscal year worth approximately $3 million that reduced the 2003 year to date cash required for financing activities. In addition, the Company reduced the quarterly dividend from $.20 to $.10 beginning in the fourth quarter of fiscal 2003.

                               Page 12 of 18
Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions (see "Reorganization and Restructuring Plans" section below). The Company and its lender have amended the Company's credit agreement, including reducing the line to $15 million. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company is not currently borrowing under its line of credit. The Company has a working capital ratio of 5.6 to one as of March 27, 2004 and 5.7 to one as of June 28, 2003.

Reorganization and Restructuring Plans

As discussed in greater detail in the Company's Form 10-Q for the quarter ended December 27, 2003, manufacturing globalization has adversely affected the Company's customer base and competitive position, particularly in North America, as more and more products are produced in low wage countries. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move the strategic focus from manufacturing location to product group and distribution channel as well as achieving the goals of enhanced marketing focus and global procurement. Although there have been and may in the future be non-recurring costs associated with these plans (see CMM division comments above), Management believes it is premature to take additional charges at this time. Regardless of the outcome of the ongoing government investigation, the outlook for the CMM division is problematic. Specific actions being considered for the CMM division range from staying in the business, to outsourcing, to exiting altogether. In the December 2003 quarter, the Company wrote down its CMM inventories by $3.2 million to an estimated net realizable value of $1.0 million (see above). The Company is consolidating its optical comparator manufacturing in Skipton, England into its manufacturing facility in Jedburgh, Scotland. It is anticipated that the cost of this move, including severance costs, should ultimately be offset by a gain on the sale of the Skipton real estate, although no assurances can be made that such costs will be offset by any gain. The Company has closed, and is trying to sell, its Alum Bank, Pennsylvania level manufacturing plant and is relocating the manufacturing to the Dominican Republic. Relocation of other manufacturing capacity is also being considered. In addition, the Company has recently consolidated its consumer hardware products activities under one business unit head and created a new consumer hardware sales and marketing organization. The Company believes these changes may result in labor savings and allow the Company to maintain its margins and satisfy the requirements of its largest customers with lower prices. Severance and relocation costs associated with these activities, including potential plant and equipment write-downs, could be in the $1-2 million range, although no assurances can be made that the costs will not be greater. The Company has closed one warehouse and is evaluating consolidating or eliminating others. Depending on how this capacity is replaced, this could reduce inventory requirements and may save $1 million annually in operating costs with the potential of a net gain due to the market value of the related real estate. No material costs or asset write-downs are currently expected as a result of these actions pertaining to distribution facilities. There can be no assurances that the Company will implement all these actions and that, if such actions are implemented, they will result in savings to the Company. It is also possible that the Company may need to incur additional charges in connection with these plans.
                               Page 13 of 18
                     OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under Securities Exchange Commission rules.

                       CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The footnotes to the Company's Annual Report on Form 10-K for fiscal 2003 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for the Company's products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, the Company may be required to increase its inventory reserves and, as a result, gross profit margins could be adversely affected.

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


                               Page 14 of 18
                            SAFE HARBOR STATEMENT
          UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the 2003 Annual Report to stockholders, including the President's letter, and the Annual Report on Form 10-K for fiscal 2003 include forward-looking statements about the Company's business, competition, sales, expenditures, environmental regulatory compliance, foreign operations, progress and effect of the government investigation, write-downs and reserves relating to the consolidation of manufacturing and distribution facilities, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to develop plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred.

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

Risks Related to the Euro: The United Kingdom has not adopted the euro and the Company's Scottish subsidiary transacts a significant amount of business with euro countries. There can be no assurance that this situation will not result in unforeseen economic conditions that affect the Company's business.

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

Risks Related to the Weakness of the Industrial Manufacturing Sector: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company does not have a substantial


                               Page 15 of 18
market presence. Accordingly, economic weakness in the industrial manufacturing sector has and may continue to result in decreased demand for certain of the Company's products and will adversely affect performance. Economic weakness in the consumer market will also adversely impact the Company's performance. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risk Related to Raw Material and Energy Costs. Steel is the principal raw material used in the manufacture of the Company's products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. The cost of producing the Company's products is also sensitive to the price of energy. The selling prices of the Company's products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

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



                               Page 16 of 18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 2004 and June 2003, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets total approximately $7 million as of March 27, 2004.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $29 million and debt of $4 million at March 27, 2004) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of $2.3 million by approximately $30,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 27, 2004, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In August 2003, as reported in the Company's Annual Report on Form 10-K for fiscal 2003, the Company's management and its outside auditors reported to the Audit Committee one reportable condition related to computer file access and the Company has corrected the condition.


                      PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended March 27, 2004 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES
                                    Shares Purchased    Shares yet to be
             Shares      Average     Under Announced    Purchased Under
Period     Purchased      Price         Programs       Announced Programs

12/28/03-
1/27/04       none

1/28/04-
2/27/04      15,000       15.61            none               none

2/28/04-
3/27/04       none

All of the above shares were repurchased by the Company on February 23, 2004 directly from the Company's 401(k) plan in connection with diversifications made by participants in the plan.
                               Page 17 of 18
Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits
          10g Amendment dated as of March 1, 2004 to the Company's
              $25,000,000 Revolving Credit Agreement, filed herewith.

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


     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed with or furnished to the SEC in the quarter covered by this report:

1. The Company furnished a report on Form 8-K on February 6,
2004 announcing it had issued a Quarterly Shareholder
Earnings Letter containing a summary of its fiscal 2004 second quarter consolidated financial results.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)

Date:   May 7, 2004                      S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)

Date:   May 7, 2004                      S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)

















                               Page 18 of 18