Form 10-K
period 2004-06-26
STARRETT L S CO
filed 2004-09-09
CIK 93676

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(check one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 26, 2004
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          Yes  X   No
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
                                                          Yes  X   No ____
The Registrant had 5,360,457 and 1,288,613 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 27, 2003. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $116,000,000.

The exhibit index is located on page 34.

Documents incorporated by reference

Definitive Proxy Statement dated September 10, 2004 - Part III


PART I

Item I - Business

The Company was founded in 1880 and incorporated in 1929 and is engaged in the business of manufacturing industrial, professional, and consumer products. The total number of different items made and sold by the Company exceeds 5,000. Among the items produced are precision tools, electronic gages, dial indicators, gage blocks, granite surface plates, vision systems, optical measuring projectors, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, vises, M1r lubricant, and precision ground flat stock and drill rod. Much of the Company's production is concentrated in hand measuring tools (such as micrometers, steel rules, combination squares and many other items for the individual craftsman) and precision instruments (such as vernier calipers, height gages, depth gages and measuring instruments that manufacturing companies buy for the use of their employees).

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily to distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounted for approximately 12% of the Company's sales in fiscal 2004, and the Company's top three customers accounted for approximately 25% of sales. The Company expects to wind down and eventually end its relationship with W.W.Grainger, one of the three customers, during fiscal 2005. The effect this will have on total Company sales and profits is unknown since much of the Grainger business is expected to be picked up by other Company distributors, although no such assurances can be made.

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

At June 26, 2004, the Company had 2,050 employees, approximately 65% of whom were domestic. None of the Company's operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and the Company believes that this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics' hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 26, 2004, there were no material changes in the Company's competitive position. However, during recent years, the Company's revenues have been negatively affected by the general migration of manufacturing to low cost production areas, such as China, where the Company does not have a substantial market presence. In addition, margins on the Company's consumer products, such as tape measures and levels, are under constant pressure due to the increasing market dominance of the large national home and hardware retailers.

In saws and precision ground flat stock, the Company in the United States competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers. The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the of capital spending by industrial companies.

The operations of the Company's foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. Subsidiaries in Australia, Mexico and Germany are engaged in distribution of the Company's products. The Company is in the process of establishing manufacturing operations in the Dominican Republic. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company's foreign operations is contained in the footnotes to the Company's fiscal 2004 financial statements under the caption "OPERATING DATA" found in Item 8 of this Form 10-K and is hereby incorporated by reference.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $43.3 million at June 26, 2004, and $54.0 at June 28, 2003. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately two thirds of all inventories). LIFO inventory amounts reported in the financial statements are approximately $20 million lower than if determined on a first-in, first-out (FIFO) basis.

When appropriate, the Company applies for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 2004, 2003 and 2002 were approximately $3.0 million, $2.9 million, and $2.7 million, respectively, all of which was expensed in the Company's financial statements.

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

The Company's Exact Level Division is in the process of relocating to a 29,000 square foot facility in the Dominican Republic and its 50,000 square foot building located in Alum Bank, Pennsylvania is currently for sale.

The Company's subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company's subsidiary in Jedburgh, Scotland owns and occupies a 187,000 square foot building. Its wholly owned subsidiary, which manufactures optical measuring projectors and was previously located in Skipton, England, was consolidated into the Jedburgh plant during fiscal 2004. Its 33,000 square foot building in Skipton was sold subsequent to fiscal 2004 year end. Two wholly owned subsidiaries in the Shanghai area of the People's Republic of China lease approximately 40,000 square feet and 2,000 square feet.

In addition, the Company operates warehouses and/or sales-support offices in Arizona, Illinois, Georgia, Canada, Australia, Mexico, Germany, Japan, and Argentina.

In the Company's opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.


Item 3 - Legal Proceedings

In August 2004, the Company reached a settlement with the U.S. Department of Justice resulting in the termination of the Government's two-year investigation of the Company's Coordinate Measuring Machine (CMM) Division located in Mount Airy, North Carolina and the dismissal with prejudice of the allegations in the qui tam complaint investigated by the government. The qui tam complaint, which prompted the Government's investigation, was filed under seal in March 2002 and was brought by a former independent contractor and former employee of the Company. The Company first became aware of the Government's investigation in September 2002, when the Government searched the Company's Mount Airy facility. In recent years, the division has accounted for less than 3% of the Company's total sales. Under the terms of the settlement, the Company will pay the Government $500,000, and the Government and the qui tam relators will release the Company and its officers, directors, employees and shareholders from the causes of action in the complaint that were the subject of the Government's investigation. The Company cooperated with the Government throughout its investigation, and has agreed to settle this matter solely to avoid the delay, expense, inconvenience and uncertainty of protracted litigation. In this regard, the Company denies and contests the allegations in the complaint, denies any wrongdoing in connection with those allegations, and notes that the Government itself, notwithstanding two years of investigation, intervened in this action only for the purposes of settlement and dismissing the qui tam action as described above. In addition, the United States Attorney for the District of Massachusetts in early August 2004 informed the Company in writing that, based on the facts known to the Office of the United States Attorney, the United States Attorney's Office does not intend to seek criminal charges against the Company or its CMM Division in connection with allegations arising out of, or relating to, the manufacture, sale or service of CMMs.

The Company is named as a defendant from time to time in other litigation` in the ordinary course of business that is not considered material to its financial condition or operations.


Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 26, 2004.





PART II


Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company's Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On July 23, 2004, there were 1,946 registered holders of Class A common stock and 1,568 registered holders of Class B common stock.


     Quarter ended                    Dividends            High       Low
	September 2002                   $ 0.20           $ 25.30    $ 15.28
	December 2002                      0.20             17.60      13.80
	March 2003                         0.20             17.10      12.45
	June 2003                          0.10             14.60      11.63

	September 2003                     0.10             15.36      12.78
	December 2003                      0.10             17.63      13.83
	March 2004                         0.10             17.36      15.05
	June 2004                          0.10             16.47      14.75









Summary of Stock Repurchases:

A summary of the Company's repurchases of shares of its common stock for the three months ended June 26, 2004 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES
                                    Shares Purchased    Shares yet to be
             Shares      Average     Under Announced    Purchased Under
Period     Purchased      Price         Programs       Announced Programs

3/28/04-
5/1/04       none                                             none

5/2/04-
5/29/04      none                                             none

5/30/04-
6/26/04      none                                             none


Item 6 - Selected Financial Data

                             Years ended in June ($000 except per share data)
                               2004      2003      2002      2001      2000
Net sales                   $179,996  $175,711  $184,346  $225,857  $235,169
Earnings (loss) before
  change in accounting        (2,352)   (4,489)     (380)    8,097    11,489
Net earnings(loss)            (2,352)  (10,575)     (380)    8,097    11,489
Basic earnings(loss)per share   (.35)    (1.60)     (.06)     1.26      1.73
Diluted earnings(loss)per shr.  (.35)    (1.60)     (.06)     1.25      1.73
Long-term debt                 2,536     2,652     7,000     7,000     3,000
Total assets                 218,924   219,740   239,097   248,532   250,418
Dividends per share             0.40      0.70      0.80      0.80      0.80

Items 7 and 7A- Management's Discussion and Analysis of Financial Condition
                and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

2004 versus 2003

Overview As more fully discussed below, for fiscal 2004 the Company incurred a net loss of $2.4 million, or $.35 per basic and diluted share, compared to a net loss of $10.6 million, or $1.60 per basic and diluted share, for 2003. A significant portion of the losses in both years was caused by the charges incurred in connection with the government's investigation of the CMM division and related matters discussed in more detail below: in 2004, $2.9 million after tax or $.43 per share; and in 2003, $2.3 million or $.35 per share. Fiscal 2003 also included the writeoff of $6.1 million of goodwill (as discussed in the notes to the financial statements), or $.92 per share before and after tax; and fiscal 2004 contains $.6 million after tax ($.09 per share) of relocation and closure expenses related to our Skipton, England and Alum Bank, Pennsylvania manufacturing facilities. These unusual charges were offset by LIFO inventory liquidation benefits of $1.0 million and $.6 million after tax in 2004 and 2003 ($.15 and $.09 per share). Excluding all these unusual items, the Company had pro forma net income in 2004 of $.2 million, or $.02 per share, compared to a pro forma net loss of $2.8 million, or $.42 per share, in 2003.

Sales Sales for fiscal 2004 increased 2% compared to 2003. Domestic sales are down 2% and foreign sales are up 12%. In local currency, foreign sales are down 2%, because the U.S. dollar has been weakening. Although domestic sales are down for the full year comparison, the quarter to quarter trend was up in fiscal 2004 whereas the trend was down in fiscal 2003. Domestic sales in the last six months of fiscal 2004 were 10% higher than in the last six months of fiscal 2003, reflecting improvement in the U.S. industrial manufacturing sector.

Loss before taxes and cumulative effect of change in accounting principle Excluding the effect in 2003 of the change in accounting principle mentioned above, the pretax losses for fiscal years 2004 and 2003 were $4.9 million and $8.1 million, respectively. Both periods contain unusual charges related to the CMM division: in the current fiscal year, $3.2 million to write down the CMM inventory to net realizable value and $1.4 million for settlement expenses and additional professional fees in connection with concluding the government investigation (see below); and, in the prior fiscal year, $3.7 million in connection with the government investigation ($2.1 million of this was charged to selling and general expense and $1.6 million to cost of sales). In addition, the Company incurred $1.0 million in fiscal 2004 for severance, training, and relocation/closure expenses related to its Skipton, England and Alum Bank, Pennsylvania manufacturing facilities. Excluding the CMM division charges in both years and the relocation expenses in 2004, the Company had pretax income of $.7 million in fiscal 2004 and a pretax loss of $4.4 million in fiscal 2003, a $5.1 million improvement. The major items causing the $5.1 million improvement were lower ($.6 million) exchange losses, primarily in Brazil, and better gross margins (26.4% compared to 22.9% or $6.3 million excluding the unusual charges as discussed above). The gross margin improvement of over 3 percentage points is due primarily to lower headcount, higher domestic production levels and associated increase in overhead absorption, and LIFO inventory liquidation benefits of $1.6 million in fiscal 2004 compared to $.9 million in fiscal 2003. These items were partially offset by higher interest expense ($.3 million) in Brazil due to borrowing in local currency and an overall $2.4 million increase in selling and general expense (excluding the expense of the government investigation) caused primarily by the effect of the weakening U.S. dollar on the translation of expenses into U.S. dollars in Scotland and Brazil. Also contributing to this $2.4 million increase in selling and general expense were higher domestic fringe benefit and insurance costs, mainly retirement.

Income Taxes The effective income tax rate was 52% for fiscal 2004 and 44% for 2003. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. The large change in effective rate comes about because pretax results are close enough to breakeven in both years that permanent book/tax differences and jurisdictional tax rate differentials have an exaggerated effect when converted to percentages. Because of losses, the rates are relatively high compared to our normal rate of about 35% because the least profitable operations are located in the jurisdictions with the highest tax rates.

Loss per share The following table summarizes the after tax effect of the goodwill writeoff, the CMM investigation, plant relocations, and LIFO inventory liquidation benefits:

                                    2004                      2003
                                 $000    per shr          $000     per shr

Net loss as reported         $ (2,352)  $ (0.35)      $(10,575)   $ (1.60)
Remove unusual items:
  Goodwill writeoff                                      6,086       0.92
  CMM inventory and
     Investigation              2,883      0.43          2,294       0.35
  Plant relocations               620      0.09
Remove unusual benefits:
  LIFO inventory reductions      (980)    (0.15)          (575)     (0.09)
Adjusted net income (loss)   $    171   $  0.02       $ (2,770)   $ (0.42)



2003 versus 2002

Overview As more fully discussed below, for fiscal 2003 the Company incurred a net loss of $10.6 million, or $1.60 per basic and diluted share, compared to a net loss of $.4 million, or $.06 per share, for 2002. A significant portion of the fiscal 2003 loss was caused by two unusual charges: the writeoff of $6.1 million, or $.92 per share before and after tax, of goodwill (as discussed in the notes to the financial statements) and a $2.3 million, or $.35 per share, after tax provision in connection with the government investigation of the Company's CMM division (see below). These 2003 charges were partially offset by LIFO inventory liquidation benefits of $.6 million after tax ($.09 per share), which did not occur in 2002. Excluding these unusual items, the Company incurred a net loss for 2003 of $2.8 million, or $.42 per share, compared to a net loss of $.4 million, or $.06 per share, in 2002.

Sales Sales for 2003 decreased 5% compared to 2002. Domestic sales were down 7% and foreign sales were up 2%. In local currency, foreign sales were up 14%, primarily because of the devaluation of Brazil's currency. The decrease in domestic sales reflects the continued weak U.S. industrial manufacturing sector, particularly in the third quarter of fiscal 2003, and lower first quarter 2003 shipments to a major consumer products customer as they rebalanced their inventories.

Loss before taxes and cumulative effect of change in accounting principle Results for the year, before the cumulative effect of the change in accounting principle for goodwill (see footnotes regarding adoption of SFAS
142) were down $6.9 million from 2002. $3.7 million of this decrease ($.35 per share after tax) relates to charges taken in connection with the Company's CMM division as further described below. Excluding the goodwill writeoff and CMM division charges, cost of sales was 77.1% of sales compared to 75.6% in 2002 and pretax results were down $3.2 million. The major items causing the decrease in earnings were lower sales (approximately $2.5 million), increased domestic fringe benefit and insurance costs, mainly retirement ($1.0 million), additional reserves for slow moving inventory ($.9 million) and the effect on unabsorbed overhead ($3.0 to $4.0 million) of production levels being about 15% below sales as the Company continues to reduce inventories. These cost increases were partially offset by headcount and other cost reduction measures ($3.5 million), LIFO layer liquidation profits ($.9 million) and the elimination of goodwill amortization ($.3 million).

Income Taxes The effective income tax rate before goodwill writeoff was 44% for fiscal 2003 and 69% for 2002. The large change in effective rate comes about because pretax results are close enough to breakeven in both years that permanent book/tax differences and jurisdictional tax rate differentials have an exaggerated effect when converted to percentages. Because of losses, the rates are relatively high compared to our normal rate of about 35% because the least profitable operations have been in the jurisdictions with the highest tax rates.

Net loss per share Basic and diluted net loss per share was $1.60 for 2003. Excluding the $.35 related to the CMM division charges and the $.92 related to the writeoff of goodwill, the net loss was $.33 per share compared to a net loss of $.06 per share a year ago.


Coordinate Measuring Machine (CMM) division

In August 2004, the Company reached a settlement with the U.S. Department of Justice resulting in the termination of the Government's two-year investigation of the Company's CMM Division located in Mount Airy, North Carolina and the dismissal with prejudice of the allegations in the qui tam complaint investigated by the government. The qui tam complaint, which prompted the Government's investigation, was brought by a former independent contractor and former employee of the Company. The division manufactures and sells coordinate measuring machines and accounts for less than 2% of the Company's sales. Under the terms of the settlement, the Company will pay the Government $500,000, and the Company and its officers, directors, employees and shareholders will be released from any causes of action relating to the false claims allegations in the complaint that were the subject of the Government's investigation. The Company cooperated with the Government throughout its investigation, and has agreed to settle this matter solely to avoid the delay, expense, inconvenience and uncertainty of protracted litigation. In this regard, the Company denies and contests the allegations in the complaint, denies any wrongdoing in connection with those allegations, and notes that the Government itself, notwithstanding two years of investigation, intervened in this action only for the purposes of settlement and dismissing the qui tam action as described above.

As a result of the government investigation and the CMM replacement program initiated prior thereto in March 2002, the Company took reserves and charged pretax operations with $3.7 million ($.35 per share after tax) in fiscal 2003 and $1.4 million in fiscal 2004. In addition, the Company charged cost of sales and wrote down the carrying cost of its CMM inventory by $3.2 million to net realizable value in the December 2003 quarter of fiscal 2004. See the additional comments below under "Reorganization and Restructuring Plans" regarding the CMM division.



Financial instrument market risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2004 and 2003, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $29.2 million and debt of $4 million at June 26, 2004) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.2 million by $35,000.


LIQUIDITY AND CAPITAL RESOURCES
                                              Years ended In June ($000)
                                           2004         2003          2002
Cash provided by operations              $18,899      $24,336       $17,700
Cash used in investing activities        (15,757)     (17,643)      (10,451)
Cash used in financing activities         (4,114)      (5,187)       (7,435)

Despite operating losses in 2004 and 2003, including the significant costs associated with the government's investigation of the CMM division, cash provided by operations has been positive in all periods presented. By far the biggest factor contributing to this has been the reduction in inventories that began in mid 2002, and had its most dramatic effect in fiscal 2003. "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.8 million of noncash income ($2.2 and $1.4 million in 2003 and 2002). On an accrual basis, retirement benefit expense (income) was approximately $.7 million in 2004, $(.4) million in 2003 and $.9 million in 2002.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Increased short-term investments partially offset by less capital expenditures accounts for the increase in investing activities in 2004 and 2003. Cash flows from financing activities are primarily the payment of dividends. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such purchases have been curtailed. Overall debt has been reduced from $12 million at the end of 2001 to $5 million at the end of 2004.


Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions (see "Reorganization and Restructuring Plans" section below). The Company maintains a $15 million line of credit, but has not made significant borrowings under it. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 5.4 to one as of June 26, 2004 and 5.9 to one as of June 28, 2003.



REORGANIZATION AND RESTRUCTURING PLANS

As discussed in greater detail in the Company's Form 10-Q for the quarters ended December 27, 2003 and March 28, 2004, manufacturing globalization has adversely affected the Company's customer base and competitive position, particularly in North America, as more and more products are produced in low wage countries. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move the strategic focus from manufacturing location to product group and distribution channel as well as achieving the goals of enhanced marketing focus and global procurement. Although there have been and may in the future be non-recurring costs associated with these plans, Management believes it is premature to take additional charges at this time. The outlook for the CMM division is problematic. Specific actions being considered for the CMM division range from staying in the business, to outsourcing, to exiting altogether. In the December 2003 quarter, the Company wrote down its CMM inventories by $3.2 million to an estimated net realizable value of $1.0 million (see above). During fiscal 2004, the Company consolidated its Skipton, England optical comparator manufacturing into its manufacturing facility in Jedburgh, Scotland. The cost of this move, including severance costs, was approximately $800,000, which will be partially offset by a $600,000 gain on the sale of the real estate that will be reported during the first quarter of fiscal 2005. The Company has closed, and is trying to sell, its Alum Bank, Pennsylvania level manufacturing plant and is in the process of relocating the manufacturing to the Dominican Republic, where production is expected to begin in fiscal 2005. Relocation of other manufacturing capacity is also being considered. In addition, the Company has recently consolidated its consumer hardware products activities under one business unit head and created a new consumer hardware sales and marketing organization. The Company's goal is to achieve labor savings and maintain margins while satisfying the requirements of its customers with lower prices. The Company has closed one warehouse and is evaluating consolidating or eliminating others. Depending on how this capacity is replaced, this could reduce inventory requirements and save operating costs with the potential of a net gain due to the market value of the related real estate. No material costs or asset write-downs are currently expected as a result of these actions pertaining to distribution facilities. There can be no assurances that the Company will implement all these actions and that, if such actions are implemented, they will result in savings to the Company. It is also possible that the Company may need to incur additional charges in connection with these plans.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.


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

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and of particular importance in fiscal 2003 and 2004 the previously discussed charges connected with the government investigation of our CMM division. Actual results could differ from these estimates.

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


CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

                                 Payments due by period (in millions)
                             Total    <1yr.   1-3yrs.  3-5yrs.   >5yrs.
Long-term debt obligations   $ 1.5    $ 1.5
Capital lease obligations      3.2      0.7    $ 2.5
Operating lease obligations    1.7      0.5      0.7    $ 0.4    $ 0.1
Purchase obligations          15.2     15.2
Other long-term liabilities
  Reflected on the balance
  Sheet under GAAP
Total                        $21.6    $17.9    $ 3.2    $ 0.4    $ 0.1



SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company's 2004 Annual Report to Stockholderts, including the President's letter, contains forward-looking statements about the Company's business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to develop plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. If the Company is unable to return to consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

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

Risks Related to Industrial Manufacturing Sector: The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company does not have a substantial market presence. Accordingly, economic weakness in the industrial manufacturing sector may, and in some cases has, resulted in decreased demand for certain of the Company's products, which adversely affects performance. Economic weakness in the consumer market will also adversely impact the Company's performance. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration: Sales to the Company's three biggest customers accounted for approximately 25% of revenues in fiscal
2004. The Company expects to wind down and eventually end its relationship with W.W.Grainger, one of the three customers, during fiscal 2005. The effect this will have on total Company sales and profits is unknown since much of the Grainger business is expected to be picked up by other Company distributors, although no such assurances can be made. The loss or reduction in orders by any of the remaining customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations. Indeed, the Company's major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for health benefits and retains risk in the form of deductibles and sublimits. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.

Risk Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company's products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. The cost of producing the Company's products is also sensitive to the price of energy. The selling prices of the Company's products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Although the Company's domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share.





Item 8 - Financial Statements and Supplementary Data

Contents:                                                               Page

   Report of Independent Auditors                                        16

   Consolidated Statements of Operations                                 17

   Consolidated Statements of Cash Flows                                 18

   Consolidated Balance Sheets                                           19

   Consolidated Statements of Stockholders' Equity                       20

   Notes to Consolidated Financial Statements                          21-29






























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (the "Company") as of June 26, 2004 and June 28, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 26, 2004 and June 28, 2003, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 26, 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in the notes to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 during the year ended June 28, 2003.

S/DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 31, 2004
























                         THE L.S. STARRETT COMPANY
                  Consolidated Statements of Operations
  For the years ended in June (in thousands of dollars except per share data)

                                                2004       2003        2002
OPERATIONS
Net sales                                     $179,996   $175,711   $184,346
Cost of goods sold                            (136,703)  (137,036)  (139,413)
Selling, general and administrative expense    (47,910)   (46,169)   (45,945)
Other expense                                     (270)      (585)      (217)

Loss before income taxes and cumulative
   effect of change in accounting principle     (4,887)    (8,079)    (1,229)
Income taxes (benefit)                          (2,535)    (3,590)      (849)
Loss before cumulative effect of change
   in accounting principle                     (2,352)    (4,489)      (380)
Cumulative effect of change in accounting
   for goodwill                                           (6,086)

Net loss                                     $  (2,352) $ (10,575) $    (380)



Basic and diluted loss per share:
     Before cumulative effect of accounting
        change                                $  (0.35)  $  (0.68)  $  (0.06)
     Cumulative effect of change in
        accounting for goodwill                             (0.92)
                                              $  (0.35)  $  (1.60)  $  (0.06)
Average outstanding shares used in the
     computation of basic and diluted
     loss per share                              6,649      6,608      6,500


Dividends per share                           $   0.40   $   0.70   $   0.80


























                See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
           For the years ended in June (in thousands of dollars)

                                                2004       2003        2002
Cash flows from operating activities:
   Net loss                                   $ (2,352)  $(10,575)  $   (380)
   Noncash operating activities:
     Cumulative effect of change in
        accounting principle                                6,086
     Depreciation and amortization              10,880     10,988     11,741
     Deferred taxes                             (3,331)    (3,875)       561
     Unrealized translation losses                 (33)       453        263
     Retirement Benefits                          (719)    (1,338)    (2,170)
   Working capital changes:
     Receivables                                  (529)       695      1,664
     Inventories                                11,109     22,345      7,656
     Other current assets and liabilities        3,592       (841)    (1,862)
   Prepaid pension cost and other                  282        398        227
     Net cash from operating activities         18,899     24,336     17,700

Cash flows from investing activities:
   Additions to plant and equipment             (6,345)    (5,860)    (8,028)
   Increase in investments                      (9,412)   (11,783)    (2,423)
     Net cash used in investing activities     (15,757)   (17,643)   (10,451)

Cash flows from financing activities:
   Short-term borrowings (repayments), net         330       (372)    (4,050)
   Long-term borrowings (repayments), net       (1,577)    (1,991)
   Common stock issued                             423      2,453      3,598
   Treasury shares purchased                      (632)      (658)    (1,796)
   Dividends                                    (2,658)    (4,619)    (5,187)
     Net cash used in financing activities      (4,114)    (5,187)    (7,435)
Effect of translation rate changes on cash         149        128        (87)
Net increase (decrease) in cash                   (823)     1,634       (273)
Cash beginning of year                           3,306      1,672      1,945
Cash end of year                              $  2,483   $  3,306   $  1,672

Supplemental cash flow information:
   Interest paid                              $  1,076   $    848   $    695
   Taxes paid, net                            $     56   $   (958)  $   (725)
   Non-cash capital lease financing                      $  3,000

















                See notes to consolidated financial statements

                           THE L.S. STARRETT COMPANY
                          Consolidated Balance Sheets
                        (in thousands except share data)

                                                         June 26     June 28
ASSETS                                                     2004        2003
Current assets:
   Cash                                                 $  2,483    $  3,306
   Investments                                            32,023      21,995
   Accounts receivable (less allowance for doubtful
     accounts of $1,358 and $1,392)                       33,434      32,175
   Inventories:
       Raw materials and supplies                          8,510       9,859
       Goods in process and finished parts                16,780      20,344
       Finished goods                                     17,987      23,832
         Total inventories                                43,277      54,035
   Prepaid expenses, taxes and other current assets       11,534       9,703
     Total current assets                                122,751     121,214

Property, plant and equipment, at cost:
   Land                                                    1,879       1,885
   Buildings (less accumulated depreciation of
     $19,937 and $18,463)                                 20,900      21,295
   Machinery and equipment (less accumulated
     depreciation of $80,789 and $70,719)                 40,080      43,913
     Total property, plant and equipment                  62,859      67,093

Prepaid pension cost                                      32,370      30,565
Other assets                                                 944         868
                                                        $218,924    $219,740
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                 $  2,102    $  3,585
   Accounts payable and accrued expenses                  16,205      12,859
   Accrued salaries and wages                             4,375       3,940
      Total current liabilities                          22,682      20,384

Deferred income taxes                                     14,214      14,696
Long-term debt                                             2,536       2,652
Accumulated postretirement benefit obligation             17,209      17,057
Stockholders' equity:
   Class A common stock $1 par (20,000,000 shrs. auth.;
     5,396,679 outstanding in 2004, excluding
     1,310,601 held in treasury; 5,344,033 outstanding
     in 2003, excluding 1,294,542 held in treasury)        5,397       5,344
   Class B common stock $1 par (10,000,000 shrs. auth.;
     1,250,106 outstanding in 2004, excluding
     332,019 held in treasury; 1,315,489 outstanding
     in 2003, excluding 332,019 held in treasury)          1,250       1,315
   Additional paid-in capital                             49,934      49,826
   Retained earnings reinvested and employed in
     the business                                        129,282     134,547
   Accumulated other comprehensive income (loss)         (23,580)    (26,081)
     Total stockholders' equity                          162,283     164,951
                                                        $218,924    $219,740





                See notes to consolidated financial statements

                          THE L.S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
                For the years ended in June, 2002 through 2004
                               (in thousands)

                         Common       Addi-            Accumulated
                       Stock Out-    tional             Other Com-
                        standing    Paid-in   Retained  prehensive
                        ($1 Par)    Capital   Earnings     Loss       Total

Balance, June 30, 2001  $  6,458   $ 45,112   $156,626  $ (23,375)  $184,821
Comprehensive loss:
   Net loss                                       (380)                 (380)
   Unrealized net loss
      on investments                                         (169)      (169)
   Translation loss, net                                     (546)      (546)
Total comprehensive loss                                              (1,095)
Dividends ($0.80 per share)                     (5,187)               (5,187)
Treasury shares:
   Purchased                 (87)      (679)    (1,030)               (1,796)
   Issued                    153      3,073                            3,226
Options exercised             20        352                              372

Balance, June 29, 2002     6,544     47,858    150,029    (24,090)   180,341
Comprehensive loss:
   Net loss                                    (10,575)              (10,575)
   Unrealized net gain
      on investments                                          152        152
   Minimum pension liability                               (3,207)    (3,207)
   Translation gain, net                                    1,064      1,064
Total comprehensive loss                                             (12,566)
Dividends ($0.70 per share)                     (4,619)               (4,619)
Treasury shares:
   Purchased                 (39)      (331)      (288)                 (658)
   Issued                    142      2,159                            2,301
Options exercised             12        140                              152

Balance, June 28, 2003     6,659     49,826    134,547    (26,081)   164,951
Comprehensive income:
   Net loss                                     (2,352)               (2,352)
   Unrealized net loss
      on investments                                          (56)       (56)
   Minimum pension
      liability, net                                          765        765
   Translation gain, net                                    1,792      1,792
Total comprehensive income                                              149
Dividends ($0.40 per share)                     (2,658)               (2,658)
Treasury shares:
   Purchased                 (40)      (337)      (255)                 (632)
   Issued                     24        357                              381
Options exercised              4         88                               92

Balance, June 26, 2004  $  6,647   $ 49,934   $129,282   $(23,580)  $162,283







                See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY
                  Notes to Consolidated Financial Statements


SIGNIFICANT ACCOUNTING POLICIES

Description of the business and principles of consolidation: The Company is in the business of manufacturing industrial, professional, and consumer measuring and cutting tools and related products. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers, and tradesmen such as builders, carpenters, plumbers, and electricians. The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company's fiscal year ends on the last Saturday in June. The fiscal years of the Company's major foreign subsidiaries end in May. Certain reclassifications have been made to prior year data to conform with current year presentation.

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

Investments: Investments consist primarily of marketable securities such as treasury bills, certificates of deposit, municipal securities, and money market funds. The Company considers all its investments "available for sale." As such, these investments are carried at market, with unrealized temporary gains and losses recorded as a component of stockholders' equity. Included in investments at June 26, 2004 is $2.2 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years, computer hardware and software 3 to 7 years. Long-lived assets are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Inventories: Inventories are stated at the lower of cost or market. For approximately two thirds of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $19.9 million and $28.8 million at the end of 2004 and 2003, respectively, such amounts being approximately $20 million less than if determined on a FIFO basis. During 2004 and 2003, the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of the LIFO inventory reductions was to increase 2004 and 2003 net earnings by approximately $980,000 and $575,000, respectively, or $.15 and $.09 per share.

Revenue recognition: Revenue is recognized when inventory is shipped to the customer or installed if installation is necessary. While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Warranty expense: The Company's warranty obligation is generally one year from shipment to the end user and is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Any such failures tend to occur soon after shipment. Historically, the Company has not incurred significant predictable warranty expense and consequently its warranty reserves are not material. In the event a material warranty liability is deemed probable, a reserve is established for the event.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $40 million of undistributed earnings of foreign subsidiaries as of June 2004 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs were expensed as follows: $3,048,000 in 2004, $2,929,000 in 2003 and $2,727,000 in 2002.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 13,701, 7,329 and 9,573 of potentially dilutive common shares in 2004, 2003 and 2002 resulting from shares issuable under its stock option plan. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expense items are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "accumulated other comprehensive loss" account included as part of stockholders' equity.

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



CHANGE IN ACCOUNTING FOR GOODWILL
The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a non-cash impairment charge of $6,086,000 ($.92 per share), relating primarily to the acquisition of the Company's Evans Rule division in 1986, was recorded as of the first day of fiscal 2003 and related amortization of $268,000 per year was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations and Cash Flows. There were no income taxes associated with the charge. Had goodwill not been amortized in the prior years, net loss and net loss per share would have been as follows (in thousands except per share data):





                                                 2004       2003       2002

   Net loss as reported                       $ (2,352)  $(10,575)  $   (380)
   Add back goodwill amortization                                        268
   Pro forma net loss                         $ (2,352)  $(10,575)  $   (112)

   Basic and diluted loss per
     share as reported                        $  (0.35)  $  (1.60)  $  (0.06)

   Pro forma basic and diluted
     loss per share                           $  (0.35)  $  (1.60)  $  (0.03)



ACCOUNTING PRONOUNCEMENTS
Effective with the beginning of the first quarter of fiscal 2004, the Company has adopted the fair value method of accounting for stock-based compensation on a prospective basis as described in SFAS 123 and 148. The Company incurred $57,000 in stock-based compensation costs in fiscal 2004. Historically, stock-based compensation has not been material.



OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
                                                     2004     2003     2002

   Interest income (expense), net                  $  (301) $    13  $   179
   Realized and unrealized translation
     gains (losses), net                               174     (390)    (351)
   Other                                              (143)    (208)     (45)
                                                   $  (270) $  (585) $  (217)


INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                                     2004     2003     2002
   Current:
     Federal                                       $    35  $    50  $(1,640)
     Foreign                                           587      234      266
     State                                             174        1      (36)
   Deferred                                         (3,331)  (3,875)     561
                                                   $(2,535) $(3,590) $  (849)


Pretax domestic income (loss) as reportable to the IRS was $ 2,000,000, $(9,557,000) and $(3,274,000) in 2004, 2003, and 2002, respectively.







A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

                                                     2004     2003     2002
   Expected tax expense (benefit)                  $(1,662) $(4,816) $  (430)
   Increase (decrease) from:
     State and Puerto Rico taxes, net
       of federal benefit                             (985)  (1,126)    (672)
     Foreign taxes, net of federal credits               2      235      163
     Goodwill writeoff                                        2,069
     Other                                             110       48       90
   Actual tax benefit                              $(2,535) $(3,590) $  (849)


Deferred income taxes at year end are attributable to the following (in thousands):
                                                              2004     2003
   Deferred assets:
     Retiree medical benefits                               $(6,969) $(6,907)
     Inventories                                             (4,200)  (2,280)
     Domestic NOL carried forward 20 years                   (2,562)  (3,515)
     Foreign NOL carried forward indefinitely                (1,365)  (1,165)
     Foreign tax credit carryforward expiring 2007-8         (2,283)   (745)
     Other                                                     (987)    (907)
                                                            (18,366) (15,519)
   Deferred liabilities:
     Prepaid pension                                         13,497   12,928
     Other employee benefits                                    370      540
     Depreciation                                             6,125    7,081
     Other                                                    1,561    1,593
                                                             21,553   22,142
   Valuation reserve for foreign tax credits                    912  ____745
   Net deferred tax liability                               $ 4,099  $ 7,368
   Long-term portion                                        $14,214  $14,696


EMPLOYEE BENEFIT PLANS
The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for 2004, 2003 and 2002, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $140,000, $(678,000) and $(1,783,000), respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company's common stock. The measurement date for the Company's domestic pension and other benefit plans is June 30.

The asset allocation of the Company's domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is reasonable given prevailing capital market expectations. Target allocations are 50% to 70% in equities (including 10% to 20% in Company stock), and 30% to 50% in cash and debt securities.

The Company uses an expected long-term rate of return assumption of 8.0% for the domestic pension plan, and 6.9% for the nondomestic plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole.

The table below details assets by category for the Company's domestic pension plan. These assets consist primarily of publicly traded equity and fixed income securities, including 1,015,999 shares of the Company's common stock with a fair value of $16.4 million (16% of total plan assets) at June 30, 2004 and 1,030,235 shares with a fair value of $13.3 million (14% of total plan assets) at June 30, 2003. The majority of these shares are in the Company's ESOP plan.
                                                2004          2003
   Asset category:
      Cash                                       13%           13%
      Equities                                   59%           54%
      Debt                                       28%           33%
                                                100%          100%

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

                                                 2004       2003       2002
Change in benefit obligation:
   Benefit obligation at beginning of year     $100,829   $ 93,349   $ 83,203
   Service cost                                   3,245      3,278      3,106
   Interest cost                                  6,104      6,490      5,958
   Participant contributions                        223        219        226
   Exchange rate changes                          3,362      3,066        820
   Benefits paid                                 (3,836)    (3,648)    (3,614)
   Actuarial (gain) loss                         (4,737)    (1,925)     3,650
   Benefit obligation at end of year           $105,190   $100,829   $ 93,349

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                   $115,191   $126,154   $128,038
   Actual return on plan assets                  13,931    (10,522)       633
   Employer contributions                           480        467         92
   Participant contributions                        223        219        226
   Benefits paid                                 (3,836)    (3,648)    (3,614)
   Exchange rate changes                          2,701      2,521        779
   Fair value of plan assets at end of year    $128,690   $115,191   $126,154

Reconciliation of funded status:
   Funded status                               $ 23,500   $ 14,362   $ 32,805
   Unrecognized actuarial gain                    9,958     19,009       (370)
   Unrecognized transition asset                   (981)    (1,922)    (2,932)
   Unrecognized prior service cost                3,382      3,698      4,148
   Prepaid pension cost                        $ 35,859   $ 35,147   $ 33,651

Amounts recognized in statement of financial
  position:
   Prepaid benefit cost                        $ 36,705   $ 36,172   $ 35,069
   Accrued benefit liability                     (5,259)    (6,606)    (2,551)
   Intangible asset                                 924        999      1,133
   Accumulated other comprehensive income         3,489      4,582
   Prepaid pension cost                        $ 35,859   $ 35,147   $ 33,651

Accumulated benefit obligation
  at year-end for all pension plans            $ 96,113   $ 92,571   $ 89,803

Year-end information for plans with accumulated
  benefit obligations in excess of plan assets:
   Projected benefit obligation                $ 32,069   $ 28,832   $ 24,947
   Accumulated benefit obligation                31,300     26,617     24,889
   Fair value of plan assets                     26,040     22,011     20,800

Components of net periodic benefit cost:
   Service cost                                $  3,245   $  3,278   $  3,106
   Interest cost                                  6,104      6,490      5,958
   Expected return on plan assets                (9,387)   (10,271)   (10,863)
   Amortization of prior service cost               421        408        394
   Amortization of transition asset                (973)      (956)      (937)
   Recognized actuarial gain                        292        (58)      (264)
   Net periodic benefit cost                   $   (298)  $ (1,109)  $ (2,606)

Weighted average assumptions:
   Discount rate                                  6.25%      6.00%      7.00%
   Expected long-term rate of return              8.00%      8.00%      8.50%
   Rate of compensation increase                  3.25%      3.25%      3.75%
The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):
                                                 2004       2003       2002
Change in benefit obligation:
   Benefit obligation at beginning of year     $ 17,839   $ 15,649   $ 15,197
   Service cost                                     657        633        551
   Interest cost                                  1,037      1,057      1,097
   Plan amendments                               (1,360)
   Benefits paid                                 (1,312)    (1,047)    (1,014)
   Actuarial (gain) loss                         (1,145)     1,547       (182)
   Benefit obligation at end of year           $ 15,716   $ 17,839   $ 15,649

Reconciliation of funded status:
   Funded status                               $(15,716)  $(17,839)  $(15,649)
   Unrecognized actuarial gain                    2,481      3,750      2,259
   Unrecognized prior service cost               (3,974)    (2,968)    (3,321)
   Accrued benefit liability                   $(17,209)  $(17,057)  $(16,711)

Components of net periodic benefit cost:
   Service cost                                 $   657   $    633   $    551
   Interest cost                                  1,037      1,057      1,097
   Amortization of prior service cost              (353)      (353)      (353)
   Recognized actuarial gain                        123         56         81
   Net periodic benefit cost                   $  1,464   $  1,393   $  1,376

Weighted average assumptions:
   Discount rate                                  6.25%      6.00%      7.00%
   Rate of compensation increase                  3.25%      3.25%      3.75%

An 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005. The rate was assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):
                                                          1%            1%
                                                       Increase      Decrease

Effect on total of service and interest cost           $    102      $    (86)
Effect on postretirement benefit obligation                 778          (666)


For fiscal 2005, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23,000 to the nonqualified domestic pension plan, $497,000 to the nondomestic pension plan, and $900,000 to the retiree medical and life insurance plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                                Other
     Fiscal year                               Pension        Benefits

     2005                                    $  3,971        $    900
     2006                                       4,083             988
     2007                                       4,329           1,058
     2008                                       4,703           1,100
     2009                                       5,022           1,167
     2010-2014                                 27,704           6,734


In December 2003, legislation was enacted providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company does not expect this legislation to materially impact plan obligations, and has not reflected any potential effects of the legislation.

DEBT
At year end, long-term debt consists of the following (in thousands):
                                                              2004     2003
   Note payable due 12/03, 4.0%                             $        $ 2,318
   Capitalized lease obligations payable in Brazilian
      currency, due 2006 to 2008, 15% to 21%                  3,971    3,433
   Revolving credit agreement                                   -        -
                                                              3,971    5,751
   Less current maturities                                    1,435    3,099
                                                            $ 2,536  $ 2,652

The revolving credit agreement is for $15 million, expires September 13, 2005, and requires commitment fees of .25%. Interest rates vary from LIBOR plus .5% to 2% depending on EBITDA. The Company must maintain tangible net worth of $145 million and an EBITDA (as defined) to debt service ratio of at
least 1.5.    Current notes payable carry interest at a rate of LIBOR plus
1% to 4%. Interest expense, prior to capitalization of interest on self-constructed assets, was $1,080,000, $761,000 and $641,000 in 2004, 2003 and
2002. Long-term debt maturities from 2006 to 2008 are as follows: $707,000, $583,000, and $1,246,000.

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

Under the Company's employee stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options were exercisable at fiscal year ends. A summary of option activity is as follows:
                                                      Weighted
                                                        Average
                                                       Exercise     Shares
                                            Shares       Price     Available
                                          On Option    At Grant    For Grant
   Balance, June 30, 2001                   73,336      $18.22      710,578
     Options granted                        28,191       18.06      (28,191)
     Options exercised ($17.77 and $18.65) (20,552)      18.11
     Options canceled                      (32,026)                  32,026
   Balance, June 29, 2002                   48,949       17.48      714,413
     Options authorized                                             800,000
     Options granted                        82,567       13.28      (82,567)
     Options exercised ($13.22 and $11.10) (11,724)      12.93
     Options canceled                      (51,720)                (693,936)
   Balance, June 28, 2003                   68,072       13.20      737,910
     Options granted                        36,919       12.65      (36,919)
     Options exercised ($12.29 and $13.26)  (3,322)      12.80
     Options canceled                      (28,122)                  25,462
   Balance, June 26, 2004                   73,547       12.78      726,453


The following information relates to outstanding options as of June 26, 2004:

Weighted average remaining life                         1.1 years
Weighted average fair value on grant date
of options granted in:
            2002                                           $5.00
            2003                                            4.00
            2004                                            3.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: volatility - 21% to 29%, interest - 1.5% to 3.5%, and expected lives - 2 years.

CONTINGENCIES
Since early fiscal 2003, the Company has been the subject of a government investigation, prompted by a qui tam action. Subsequent to the end of fiscal 2004, the investigation was settled with no finding of liability or wrongdoing. The Company has recorded what it believes will be the final addition to its reserve for this matter of approximately $1.1 million in the fourth quarter of fiscal 2004.

OPERATING DATA
The Company believes it has no significant concentration of credit risk as of June 26, 2004. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 12% of sales in 2004 and 14% in 2003 and 2002.

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

The Company's operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company's sales and long-lived assets are as follows (in thousands):

                                              2004        2003        2002
Sales:
   North America                           $ 123,149   $ 124,006   $ 133,895
   United Kingdom                             27,409      28,910      26,331
   Brazil                                     35,756      29,630      31,559
   Eliminations and other                     (6,318)     (6,835)     (7,439)
      Total                                $ 179,996   $ 175,711   $ 184,346

Long-lived assets:
   North America                           $  80,490   $  83,790   $  96,163
   United Kingdom                              8,482       7,978       7,916
   Brazil                                      8,501       9,446       5,857
   Other                                       2,189       1,894       2,094
      Total                                $  99,662   $ 103,108   $ 112,030








QUARTERLY FINANCIAL DATA (UNAUDITED)(in thousands except per share data)
 (* before writeoff of $6,086 of goodwill in the September 2002 quarter)

                            Earnings                       Basic     Basic
                             (Loss)                      Earnings  Earnings
                             Before              Net      (Loss)    (Loss)
 Quarter      Net    Gross   Income  Earnings Earnings      Per       Per
  Ended      Sales   Profit  Taxes*   (Loss)*  (Loss)      Share*    Share
 Sep 2002  $ 45,335 $ 8,736 $(4,496) $(2,535) $ (8,621)   $(0.39)   $(1.31)
 Dec 2002    44,828  10,342  (1,339)    (641)     (641)    (0.09)    (0.09)
 Mar 2003    41,525   9,162  (2,255)  (1,267)   (1,267)    (0.19)    (0.19)
 Jun 2003    44,023  10,435      11      (46)      (46)     0.01      0.01
           $175,711 $38,675 $(8,079) $(4,489) $(10,575)   $(0.68)   $(1.60)

 Sep 2003  $ 40,675 $ 9,735 $(1,950) $(1,095) $ (1,095)   $(0.16)   $(0.16)
 Dec 2003    45,420   8,392  (3,109)  (1,833)   (1,833)    (0.28)    (0.28)
 Mar 2004    44,945  11,928     180      444       444      0.07      0.07
 Jun 2004    48,956  13,238      (8)     132       132      0.02      0.02
           $179,996 $43,293 $(4,887) $(2,352) $ (2,352)   $(0.35)   $(0.35)



The Company's Class A common stock is traded on the New York Stock Exchange.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

Item 9A - Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 26, 2004, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As reported in the Company's Annual Report on Form 10-K for fiscal 2003, the Company's management and its outside auditors reported to the Audit Committee in August 2003 one reportable condition related to computer file access, which was subsequently corrected.

Item 9B - Other Information

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information concerning the Directors of the Registrant is contained immediately under the heading "Election of Directors" and prior to Section A of Part I (pages 2-5) in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 13, 2004 (the "2004 Proxy Statement") as filed with the SEC, and is hereby incorporated by reference.


Executive Officers of the Registrant

                                     Held Present
       Name                     Age  Office Since         Position

  Douglas A. Starrett            52      2001       President and CEO and
                                                       Director

  Roger U. Wellington, Jr.       63      1984       Vice President, Treasurer
                                                       and Chief Financial
                                                       Officer and Director

  George B. Webber               83      1962       Vice President
                                                       Webber Gage Division
                                                       and Director

  Anthony M. Aspin               51      2000       Vice President Sales

  Stephen F. Walsh               58      2003       Vice President Operations

  Steven A. Wilcox               49      1997       Clerk

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001. Roger U. Wellington, Jr. and George B. Webber have served in the same capacities as listed above for at least the past five years. Anthony M. Aspin was previously a divisional sales manager with the Company. Stephen F. Walsh was previously president of the Silicon Carbide Division of Saint-Gobain Industrial Ceramics. Except in the case of Steven A. Wilcox, the positions listed above represent their principal occupations and employment during the last five years. Steven A. Wilcox, Clerk of the Company since 1997, has been a partner in Ropes & Gray LLP, counsel for the Company, throughout that period, and is not an employee of the Company.

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

Code of Ethics

The Company has adopted a Policy on Business Conduct and Ethics (the "Ethics Policy") applicable to all directors, officers and employees of the Company. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Ethics Policy as well as any waivers under the Ethics Policy granted to directors and executive officers, if any, are available on the Company's website at www.starrett.com. Stockholders may also obtain free of charge a printed copy of the Ethics Policy by writing to the Clerk of the Company at The L.S. Starrett, 121 Crescent Street, Athol, MA 01331.

Item 11 - Executive Compensation

The information concerning management remuneration is contained in (i) the second full paragraph on page 5, and (ii) in Sections C-G of Part I (pages 8-
14) in the Company's 2004 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

(a) The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 2002 Employees' Stock Purchase Plan ("2002 Plan") as of June 26, 2004. The Plan was approved by stockholders at the Company's 2002 annual meeting and shares of Class A or Class B Common
Stock may be issued under the Plan. Options are not issued under the Company's Employees' Stock Purchase Plan that was adopted in 1952.

                                                          Number of Securities
                                                          Remaining Available
                Number of Securities                      For Future Issuance
                to be issued Upon Ex- Weighted Average    Under Equity Compen-
                ercise of Outstanding Exercise Price of   sation Plans (Ex-
    Plan        Options, Warrants and Outanding Options,  cluding Securities
    Category    Rights                Warrants and Rights Reflected in Col (a)
                         (a)                  (b)                 (c)
Equity compensa-
  tion plans ap-
  proved by secur-
  ity holders          73,547                12.78              726,453
Equity compensa-
  tion plans not
  approved by se-
  curity holders            0                    0                    0
Total                  73,547                12.78              726,453



(b)	Security ownership of certain beneficial owners:

	The information concerning a more than 5% holder of any class of the Company's voting shares is contained under the heading "Security
Ownership of Certain Beneficial Owners" in Section I of Part I (pages
17-18) of the Company's 2004 Proxy Statement, and is hereby incorporated by reference.

(c)	Security ownership of management:

	The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained under the heading "Security
Ownership of Management" in Section I of Part I (pages 15-17) in the Company's 2004 Proxy Statement, and is hereby incorporated by reference.

(d)	The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.


Item 13 - Certain Relationships and Related Transactions

(a)	Transactions with management and others: None

(b)	Certain business relationships: Not applicable

(c)	Indebtedness of management:	None

(d)	Transactions with promoters: Not applicable


Item 14 - Principal Accountant Fees and Services.

The information required by this Item 14 is contained in the Audit Fee table in Section B of Part I (page 7) in the Company's 2004 Proxy Statement, and is hereby incorporated by reference.
PART IV

Item 5 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


 (a)	1.	Financial statements filed in item 8 of this annual report:

		    Consolidated Statements of Operations for each of the three years in the Period ended June 26, 2004

                Consolidated Statements of Cash Flows for each of the three years in the Period ended June 26, 2004

		    Consolidated Balance Sheets at June 26, 2004 and June 28, 2003

		    Consolidated Statements of Stockholders' Equity for each of the three years in the Period Ended June 26, 2004

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

(b) The following reports on Form 8-K were filed with or furnished to the SEC in the last quarter of the period covered by this report:

            The Company furnished a report on Form 8-K on May 7, 2004 announcing it had issued a quarterly shareholder earnings letter for the March 2004 quarter.


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

10a $25,000,000 Revolving Credit Agreement dated as of June 13, 2000 (the
    "credit agreement"), among The L.S. Starrett Company and Fleet National Bank filed with Form 10-K for the year ended June 24, 2000 is hereby incorporated by reference.

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

10f Amendment dated April 1, 2003 to the Company's 401(k) Stock Savings
    Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10g Amendment dated October 20, 2003 to the Company's 401(k) Stock Savings
    Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10h Amendment dated as of March 1, 2004 to the Company's Credit Agreement, filed with Form 10-Q for the quarter ended March 27, 2004, is hereby incorporated by reference.

21  Subsidiaries of the Registrant, filed herewith.

23 Independent Auditors' Consent, filed herewith.

31a Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2003 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE L.S. STARRETT COMPANY
                                              (Registrant)







                                   By S/ROGER U. WELLINGTON, JR.
                                      Roger U. Wellington, Jr.,
                                      Vice President, Treasurer and Chief
                                        Financial Officer
Date:  September 9, 2004




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


S/DOUGLAS A. STARRETT                    S/ANTONY MCLAUGHLIN
Douglas A. Starrett, Sep. 9, 2004        Antony McLaughlin, Sep. 9, 2004
President and CEO and Director           President Starrett Industria e
                                            Comercio, Ltda, Brazil


S/RALPH G. LAWRENCE                      S/TERRY A. PIPER
Ralph G. Lawrence, Sep. 9, 2004          Terry A. Piper, Sep. 9, 2004
Director                                 Director


S/RICHARD B. KENNEDY                     S/ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sep. 9, 2004         Robert L. Montgomery,Jr.,Sep.9, 2004
Director                                 Director


S/STEVEN G. THOMSON                      S/ROGER U. WELLINGTON, JR.
Steven G. Thomson, Sep. 9, 2004          Roger U. Wellington,Jr., Sep.9, 2003
Chief Accounting Officer                 Vice President, Treasurer and CFO
                                           and Director








1