Form 10-Q
period 2004-09-25
STARRETT L S CO
filed 2004-11-04
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 25, 2004

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

                             YES  X  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X  NO

Common Shares outstanding as of October 30, 2004:

     Class A Common Shares      5,410,412

     Class B Common Shares      1,219,888


                                 Page 1 of 16
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  thirteen weeks ended September 25, 2004
                  and September 27, 2003 (unaudited)                    3

                  Consolidated Statements of Cash Flows -
                  thirteen weeks ended September 25, 2004
                  and September 27, 2003 (unaudited)                    4

                  Consolidated Balance Sheets - September 25,
                  2004 (unaudited) and June 26, 2004                    5

                  Consolidated Statements of Stockholders'
                  Equity - thirteen weeks ended September 25,
                  2004 and September 27, 2003 (unaudited)               6

                  Notes to Consolidated Financial Statements           7-8


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-14

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              14

      Item 4.  Controls and Procedures                                  15


Part II.  Other information:

      Item 1.  Legal Proceedings                                        15

      Item 2.  Changes in Securities and Use of Proceeds                15

      Item 4.  Submission of Matters to a Vote of Security Holders      16

      Item 6.  Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                              16












                                 Page 2 of 16
Part I. Financial Information

Item 1. Financial Statements

                        THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
              (in thousands except per share data)(unaudited)

                                                           13 Weeks Ended
                                                          9/25/04  9/27/03
Net sales                                                  46,795   40,675
Cost of goods sold                                        (33,437) (30,940)
Selling and general expense                               (11,849) (11,414)
Other income (expense)                                        505     (271)

Earnings (loss) before income taxes                         2,014   (1,950)
Income taxes (benefit)                                        350     (855)

Net earnings (loss)                                         1,664   (1,095)



Basic and diluted earnings (loss) per share                   .25     (.16)



Average outstanding shares used in
  per share calculations (in thousands)
    Basic                                                   6,648    6,661
    Diluted                                                 6,663    6,661



Dividends per share                                           .10      .10


























               See notes to consolidated financial statements
                                 Page 3 of 16
                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                          (in thousands)(unaudited)


                                                           13 Weeks Ended
                                                          9/25/04  9/27/03

Cash flows from operating activities:
   Net earnings (loss)                                      1,664   (1,095)
   Noncash expenses (income):
      Depreciation and amortization                         2,561    2,755
      Deferred taxes                                           52      (19)
      Retirement benefits                                    (476)    (117)
   Working capital changes:
      Receivables                                             933      249
      Inventories                                          (2,368)     714
      Other assets and liabilities                           (289)     619
   Prepaid pension cost and other                           1,137       41
         Net cash from operating activities                 3,214    3,147

Cash flows from investing activities:
   Additions to plant and equipment                        (1,680)  (1,278)
   Increase in investments                                   (480)  (2,280)
         Net cash used in investing activities             (2,160)  (3,558)

Cash flows from financing activities:
   Short-term borrowing, net                                  433      523
   Long-term debt repayments                                  (85)  (1,626)
   Common stock issued                                        126      118
   Dividends                                                 (665)    (668)
         Net cash used in financing activities               (191)  (1,653)

Effect of exchange rate changes on cash                        (9)     (48)
Net decrease in cash                                          854   (2,112)
Cash, beginning of period                                   2,483    3,306
Cash, end of period                                         3,337    1,194























               See notes to consolidated financial statements
                                 Page 4 of 16
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                      (in thousands except share data)

                                                      Sept. 25     June 26
                                                         2004        2004
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  3,337       2,483
   Investments                                          32,477      32,023
   Accounts receivable (less allowance for doubtful
         accounts of $1,438 and $1,358)                 32,793      33,434
   Inventories:
      Raw materials and supplies                        10,571       8,510
      Goods in process and finished parts               17,643      16,780
      Finished goods                                    17,989      17,987
                                                        46,203      43,277
   Prepaid expenses, taxes and other current assets     10,071      11,534
                  Total current assets                 124,881     122,751

Property, plant and equipment, at cost (less
      accumulated depreciation of $101,461
      and $100,767)                                     61,571      62,859
Prepaid pension cost                                    32,760      32,370
Other assets                                               789         944
                                                       220,001     218,924


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  2,762       2,302
   Accounts payable and accrued expenses                14,776      16,005
   Accrued salaries and wages                            4,083       4,375
                  Total current liabilities             21,621      22,682

Deferred income taxes                                   14,261      14,214
Long-term debt                                           2,615       2,536
Accumulated postretirement medical benefit obligation   17,125      17,209

Stockholders' equity:
   Class A Common $1 par (20,000,000 shares authorized;
     5,433,356 outstanding at 9/25/04, excluding
     1,302,086 held in treasury; 5,396,679 outstanding
     at 6/26/04, excluding 1,310,601 held in treasury)   5,433       5,397
   Class B Common $1 par (10,000,000 shares authorized;
     1,221,944 outstanding at 9/25/04, excluding
     332,019 held in treasury; 1,250,106 outstanding
     at 6/26/04, excluding 332,019 held in treasury)     1,222       1,250
   Additional paid-in capital                           50,052      49,934
   Retained earnings reinvested and employed in
     the business                                      130,281     129,282
   Accumulated other comprehensive loss                (22,609)    (23,580)
                  Total stockholders' equity           164,379     162,283
                                                       220,001     218,924






               See notes to consolidated financial statements
                                 Page 5 of 16
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' equity
   For the Thirteen Weeks Ended September 25, 2004 and September 27, 2003
                     (in thousands except per share data)
                                 (unaudited)


                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total


Balance June 28, 2003        6,659    49,826   134,547   (26,081)  164,951
Comprehensive loss:
  Net loss                                      (1,095)             (1,095)
  Unrealized net loss
    on investments                                           (10)      (10)
  Translation loss, net                                     (868)     (868)
Total comprehensive loss                                            (1,973)
Dividends ($.10 per share)                        (668)               (668)
Treasury shares issued           8       110                           118

Balance September 27, 2003   6,667    49,936   132,784   (26,959)  162,428







Balance June 26, 2004        6,647    49,934   129,282   (23,580)  162,283
Comprehensive income:
  Net earnings                                   1,664               1,664
  Unrealized net gain
    on investments                                            89        89
  Translation gain, net                                      882       882
Total comprehensive income                                           2,635
Dividends ($.10 per share)                        (665)               (665)
Treasury shares issued           8       118                           126

Balance September 25, 2004   6,655    50,052   130,281   (22,609)  164,379


















               See notes to consolidated financial statements
                                 Page 6 of 16
                         THE L. S. STARRETT COMPANY
            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 25, 2004 and June 26, 2004; the results of operations and cash flows for the thirteen weeks ended September 25, 2004 and September 27, 2003; and changes in stockholders' equity for the thirteen weeks ended September 25, 2004 and September 27, 2003.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 26, 2004, and these financial statements should be read in conjunction with said annual report. Certain reclassifications have been made to prior year data in order to conform with current year presentation.

In the September 2003 quarter, shares used to compute diluted loss per share were the same as shares used to compute basic loss per share since inclusion of common stock equivalents (13,161 shares) is antidilutive in periods with a loss.

Included in investments at September 25, 2004 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Other income (expense) is comprised of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2004     2003

        Interest income                               235      155
        Interest expense and commitment fees         (195)    (328)
        Realized and unrealized exchange losses      (147)     (39)
        Gain on sale of real estate                   662
        Other                                         (50)     (59)
                                                      505     (271)


Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consists of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2004     2003

   Service cost                                       804      811
   Interest cost                                    1,648    1,526
   Expected return on plan assets                  (2,578)  (2,347)
   Amort. of transition obligation                   (245)    (243)
   Amort. of prior service cost                       107      105
   Amort. of unrecognized loss                                  73
                                                     (264)     (75)

                                 Page 7 of 16
Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):

                                                     Thirteen Weeks
                                                    Ended September
                                                     2004     2003

   Service cost                                       129      164
   Interest cost                                      238      259
   Amort. of prior service cost                      (118)     (88)
   Amort. of unrecognized loss                         16       31
                                                      265      366

Approximately two thirds of all inventories are valued on the LIFO method. At September 25, 2004 and June 26, 2004, total inventories are approximately $20 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

                                                   September   June
                                                     2004      2004
      Revolving credit agreement                       -         -
      Capitalized lease obligations payable in
        Brazilian currency due 2005-2008, 15%-21%    4,147     3,971
      Less current portion                           1,532     1,435
                                                     2,615     2,536

Current notes payable, primarily in Brazilian currency, carry interest at up to 15%.


Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
As more fully discussed below, the Company had net earnings of $1.7 million, or $.25 per share, in the first quarter of fiscal 2005 compared to a net loss of $1.1 million, or $.16 per share, in the first quarter of fiscal 2004. Included in the this year's quarter is a $.7 million gain, both before and after tax, or $.10 per share, on the sale of the Company's Skipton, England manufacturing facility, the operations of which were consolidated into the Company's Jedburgh, Scotland plant during fiscal 2004. Excluding this one-time gain, the Company had pro forma net earnings of $1.0 million, or $.15 per share, in the current quarter compared to a net loss of $1.1 million, or $.16 per share, in the September quarter of fiscal 2004, an improvement of $2.1 million, or $.31 per share.

Sales
Sales for the fiscal 2005 September quarter are up $6.1 million or 15% compared to the fiscal 2004 September quarter. Domestic sales are up 9% and foreign sales are up 27% (23% in local currency). The increase reflects the improvement in the U.S. industrial manufacturing sector, which started to affect us in the second quarter of fiscal 2004, as well as good economic conditions in Company's Brazilian market. The magnitude of the overall increase should be viewed in the context of last year's September quarter, which was the Company's lowest sales quarter in over 10 years because of the weak U.S. industrial manufacturing sector.
                                 Page 8 of 16

Earnings (loss) before taxes
The current quarter's pretax earnings of $2.0 million are an improvement of $4.0 million over last year's pretax loss of $2.0 million. As discussed above, $.7 million of the current quarter's earnings is the result of a one-time gain on the sale of real estate. The sales increase itself caused approximately $1.5 million of the increase in pretax earnings. The major item causing the remaining $1.8 million increase in pretax earnings is improved gross margins (29% in the fiscal 2005 September quarter and 24% in the fiscal 2004 September quarter) at almost all locations coming about as a result of higher production levels. Selling and general expense is up 4% in dollars ($.4 million) as a result of the sales increase, but down from 28% of sales to 25% of sales for the same reason. Last year's September quarter included $.2 million in selling and general charges related to the Government's investigation of the CMM division, which was settled in August 2004 (see below). Final charges related to the investigation and settlement were all accrued into fiscal 2004 and there are no such charges recorded in the current September quarter. Additionally, improved asset returns and higher discount rates have reduced this year's retirement costs by approximately $.3 million per quarter. About three quarters of this reduction is recorded as a reduction of cost of sales and one quarter as a reduction of selling and general expense.

Income tax benefit
The effective income tax rate is 17% in the fiscal 2005 September quarter and 44% in the fiscal 2004 September quarter. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. However, in the periods presented, results are close enough to breakeven in both years that permanent book/tax differences and jurisdictional tax rate differentials have an exaggerated effect when converted to percentages. Of particular note in the current year is the fact that the $.7 million gain on the sale of real estate mentioned above carried practically no tax because cost is indexed for tax purposes in the U.K. This had the effect of lowering our effective tax rate by 10 percentage points in the current quarter. Despite recent losses, the Company continues to believe it will be able to utilize its tax operating loss carryforwards generated in prior periods. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted net earnings per share of $0.25 in the fiscal 2005 September quarter ($.15 per share before the gain on sale of real estate) compared to a basic and diluted net loss of $.16 per share a year ago.

Coordinate Measuring Machine (CMM) division
As discussed in greater detail in the Company's annual report on Form 10-K for the fiscal year ended June 26, 2004, the Company reached a settlement in August 2004 with the U.S. Department of Justice resulting in the termination of the Government's two-year investigation of the Company's CMM division, which is located in Mount Airy, North Carolina and accounts for less than 2% of the Company's sales, and the dismissal with prejudice of the allegations in the qui tam complaint investigated by the Government. Under the terms of the settlement, the Company paid the Government $.5 million, and the Company and its officers, directors, employees and shareholders were released from any causes of action relating to the false claims allegations in the qui tam complaint that were the subject of the investigation. The Company cooperated with the Government throughout its investigation, and agreed to



                                 Page 9 of 16
settle the matter solely to avoid the delay, expense, inconvenience and uncertainty of protracted litigation. In this regard, the Company denies and contests the allegations in the qui tam complaint, denies any wrongdoing in connection with those allegations, and notes that the Government itself, notwithstanding two years of investigation, intervened in this action only for the purposes of settlement and dismissing the qui tam action as described above. The costs related to this investigation were all incurred in fiscal 2003 and 2004, including $.2 million in the September quarter of fiscal 2004. See the additional comments below under "Reorganization/ Restructuring Plans" regarding the CMM division.



LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)                               13 Weeks Ended
                                                       9/25/04  9/27/03
   Cash provided by operations                          3,214    3,147
   Cash used in investing activities                   (2,160)  (3,558)
   Cash used in financing activities                     (191)  (1,653)

Cash provided by operations was approximately the same in the quarters presented with the increase in earnings being offset by an increase in inventories. "Retirement benefits" under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total generated approximately $.5 million of noncash income in the current year's quarter and $.1 million in the prior year's quarter. Including this noncash income, retirement expense in total was approximately $.1 million in the fiscal 2005 September quarter and $.4 million in the fiscal 2004 September quarter.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. An increase in capital expenditures of $.4 million in the fiscal 2005 September quarter was more than offset by $1.8 million less additions to short-term investments.

Cash used in financing activities decreased $1.4 million from quarter to quarter because of lower debt repayments.


Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps may have to be taken in order to maintain liquidity, including further plant consolidations and workforce and dividend reductions (see "Reorganization/Restructuring Plans" section below). The Company maintains a $15 million line of credit, but has not made any borrowings under it in the periods presented. The Company had a working capital ratio of 5.8 to one as of September 25, 2004 and 5.4 to one as of June 26, 2004.


REORGANIZATION/RESTRUCTURING PLANS

As discussed in greater detail in the Company's annual report on Form 10-K for the fiscal year ended June 26, 2004, manufacturing globalization has


                                 Page 10 of 16
adversely affected the Company's customer base and competitive position, particularly in North America, as more and more products are produced in low wage countries. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move the strategic focus from manufacturing location to product group and distribution channel as well as achieving the goals of enhanced marketing focus and global procurement. The outlook for the CMM division is problematic. During fiscal 2003 and 2004, the Company took charges of about $8 million relating to the division in connection with the Government investigation, the replacement program for the Rapid Check CMM machines, and inventory write-downs. Actions being considered for the division range from staying in the business, to outsourcing, to exiting altogether. During fiscal 2004, the Company consolidated its Skipton, England optical comparator manufacturing into its manufacturing facility in Jedburgh, Scotland. The Company has closed, and is trying to sell, its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic. Relocation of other manufacturing capacity is also being considered. In addition, the Company has recently consolidated its consumer hardware products activities under one business unit head and created a new consumer hardware sales and marketing organization. The Company's goal is to achieve labor savings and maintain margins while satisfying the requirements of its customers with lower prices. The Company has closed one warehouse and is evaluating consolidating or eliminating others. No material unrecorded costs or asset write-downs are currently known as a result of these potential initiatives. There can be no assurances that the Company will implement all these actions and that, if such actions are implemented, they will result in savings to the Company. It is also possible that the Company may need to incur additional charges in connection with these plans.


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

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; and normal expense accruals for such things as workers compensation and employee medical expenses. Actual results could differ from these estimates.

The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer's credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not

                                 Page 11 of 16
reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

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


SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the fiscal 2004 annual report to stockholders, including the President's letter, and the fiscal 2004 Annual Report on Form 10-K, contain forward-looking statements about the Company's business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to develop plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are


                                 Page 12 of 16
incurred. If the Company is unable to return to consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

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

Risks Related to Customer Concentration: Sales to the Company's three biggest customers accounted for approximately 25% of revenues in fiscal 2004. The Company is in the process of winding down its relationship with W.W.Grainger, one of the three customers, during fiscal 2005. The effect this will have on total Company sales and profits is unknown since much of the Grainger business is currently expected to be picked up by other Company distributors, although no such assurances can be made that this will in fact happen. The loss or reduction in orders by any of the remaining customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely


                                 Page 13 of 16
affect business and results of operations. Indeed, the Company's major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for health benefits and retains risk in the form of deductibles and sublimits. Depending on the risk, deductibles can be as high $.5 million and, in certain circumstances, 5% of the loss.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 2004 and 2003, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $29.2 million and debt of $4 million at September 25, 2004) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.2 million by $35,000.




                                 Page 14 of 16
Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 25, 2004, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                      PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

As discussed in the Company's annual report on Form 10-K for the fiscal year ended June 26, 2004, on August 31, 2004 the Company reached a settlement with the U.S. Department of Justice resulting in the termination of the Government's two-year investigation of the Company's CMM division located in Mount Airy, North Carolina and the dismissal with prejudice of the allegations in the qui tam complaint investigated by the Government. The qui tam complaint, which prompted the Government's investigation, was filed under seal in March 2002 and was brought by a former independent contractor and former employee of the Company. The Company first became aware of the Government's investigation in September 2002, when the Government searched the Company's Mount Airy facility. Under the terms of the settlement, the Company paid the Government $.5 million, and the Government and the qui tam relators released the Company and its officers, directors, employees and shareholders from the causes of action in the complaint that were the subject of the Government's investigation. The Company cooperated with the Government throughout its investigation, and has agreed to settle this matter solely to avoid the delay, expense, inconvenience and uncertainty of protracted litigation. In this regard, the Company denies and contests the allegations in the qui tam complaint, denies any wrongdoing in connection with those allegations, and notes that the Government itself, notwithstanding two years of investigation, intervened in this action only for the purposes of settlement and dismissing the qui tam action as described above. In addition, the United States Attorney for the District of Massachusetts in early August 2004 informed the Company in writing that, based on the facts known to the Office of the United States Attorney, the United States Attorney's Office does not intend to seek criminal charges against the Company or its CMM division in connection with allegations arising out of, or relating to, the manufacture, sale or service of CMMs.


Item 2.  Changes in Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended September 25, 2004 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES
                                    Shares Purchased    Shares yet to be
             Shares      Average     Under Announced    Purchased Under
Period     Purchased      Price         Programs       Announced Programs
6/27/04-
  7/31/04     none                                            none
8/1/04-
  8/28/04     none                                            none
8/29/04-
  9/25/04     none                                            none

                                 Page 15 of 16
Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of shareholders was held on October 13, 2004.
     (c) 1. The following directors were elected at the annual meeting:
                                                                 Abstentions
                                               Votes      Votes   and Broker
                                                For     Withheld  Non-votes
      Class A shares voting as separate class:
                 Richard B. Kennedy          4,454,221  489,664      N/A
      Class A and B shares voting together:
                 Terry A. Piper             14,360,085  640,780      N/A


Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

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

     (b) Reports on Form 8-K

          The following reports on Form 8-K were filed with or furnished to the SEC in the quarter covered by this report:

            1. The Company filed a report on Form 8-K on September 1,
            2004 announcing that it had reached a settlement with the U.S. Department of Justice resulting in the termination of the Government's investigation of the Company's Coordinate Measuring Machine division.

            2. The Company filed a report on Form 8-K on September 10, 2004 announcing that it had mailed to its shareholders the Company's fiscal 2004 Annual Report to Shareholders, which included the President's Letter.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)


Date   November 4, 2004                S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date   November 4, 2004                S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)


                                 Page 16 of 16