Form 10-Q
period 2004-12-25
STARRETT L S CO
filed 2005-02-03
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 25, 2004

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

                             YES  X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X   NO

Common Shares outstanding as of    January 31, 2005   :

     Class A Common Shares      5,427,869

     Class B Common Shares      1,222,985


                               Page 1 of 18
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  thirteen and twenty-six weeks ended
                  December 25, 2004 and December 27, 2003
                  (unaudited)                                           3

                  Consolidated Statements of Cash Flows -
                  thirteen and twenty-six weeks ended
                  December 25, 2004 and December 27, 2003
                  (unaudited)                                           4

                  Consolidated Balance Sheets -
                  December 25, 2004 (unaudited) and
                  June 26, 2004                                         5

                  Consolidated Statements of Stockholders'
                  Equity - twenty-six weeks ended
                  December 25, 2004 and December 27, 2003
                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-9


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-17

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              17

      Item 4.  Controls and Procedures                                  17


Part II.  Other information:

      Item 2.  Unregistered Sales of Equity Securities
                 and Use of Proceeds                                    18

      Item 6.  Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                              18











                               Page 2 of 18
Part I. Financial Information

Item 1. Financial Statements

                         THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)


                                        13 Weeks Ended     26 Weeks Ended
                                      12/25/04 12/27/03  12/25/04 12/27/03

Net sales                               49,255   45,420    96,050   86,095
Cost of goods sold                     (35,431) (37,028)  (68,868) (67,968)
Selling and general expense            (12,067) (11,420)  (23,916) (22,834)
Other income (expense)                    (124)     (81)      381     (352)

Earnings (loss) before income taxes      1,633   (3,109)    3,647   (5,059)
Provision (benefit) for federal,
  foreign and state income taxes           321   (1,276)      671   (2,131)

Net earnings (loss)                      1,312   (1,833)    2,976   (2,928)



Basic and diluted earnings (loss)
  per share                                .20     (.28)      .45     (.44)

Average outstanding shares used in per
  share calculations (in thousands):
    Basic                                6,638    6,655     6,643    6,658
    Diluted                              6,652    6,655     6,657    6,658



Dividends per share                        .10      .10       .20      .20
























                See Notes to Consolidated Financial Statements
                               Page 3 of 18


                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                     (in thousands of dollars)(unaudited)


                                        13 Weeks Ended     26 Weeks Ended
                                      12/25/04 12/27/03  12/25/04 12/27/03

Cash flows from operating activities:
   Net earnings (loss)                   1,312   (1,833)    2,976   (2,928)
   Non-cash items included:
      Depreciation and amortization      2,651    2,836     5,212    5,591
      Deferred taxes                       119   (1,013)      171   (1,032)
      Retirement benefits                 (475)    (117)     (951)    (234)
   Working capital changes:
      Receivables                          714      986     1,647    1,235
      Inventories                       (1,977)   6,865    (4,345)   7,579
      Other assets and liabilities        (883)   1,468    (1,172)   2,087
   Prepaid pension cost and other          513      134       128      175

       Net operating cash flows          1,974    9,326     3,666   12,473

Cash flows from investing activities:
   Additions to plant and equipment     (1,718)  (2,017)   (3,398)  (3,295)
   Proceeds from sale of real estate                        1,522
   Change in short-term investments        (88)  (2,947)     (568)  (5,227)

       Net investing cash flows         (1,806)  (4,964)   (2,444)  (8,522)

Cash flows from financing activities:
   Short-term borrowings (repayments)      207      (66)      640      457
   Long-term debt repayments              (491)  (1,168)     (576)  (2,794)
   Common stock issued                     247      108       373      226
   Treasury shares purchased              (394)    (398)     (394)    (398)
   Dividends                              (665)    (662)   (1,330)  (1,330)

       Net financing cash flows         (1,096)  (2,186)   (1,287)  (3,839)

Exchange rate change effect on cash        113      146       104       98

Net increase (decrease) in cash           (815)   2,322        39      210
Cash, beginning of period                3,337    1,194     2,483    3,306
Cash, end of period                      2,522    3,516     2,522    3,516















               See Notes to Consolidated Financial Statements
                               Page 4 of 18
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                 (in thousands of dollars except share data)

                                                       Dec. 25     June 26
                                                         2004        2004
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  2,522       2,483
   Investments                                          33,043      32,023
   Accounts receivable (less allowance for doubtful
         accounts of $1,486 and $1,358)                 33,246      33,434
   Inventories:
      Raw materials and supplies                        11,477       8,510
      Goods in process and finished parts               18,672      16,780
      Finished goods                                    19,400      17,987
                                                        49,549      43,277
   Prepaid expenses, taxes and other current assets     10,153      11,534

                  Total current assets                 128,513     122,751

Property, plant and equipment, at cost (less
      accumulated depreciation of $105,490
      and $100,767)                                     61,795      62,859

Prepaid pension cost                                    33,128      32,370
Other assets                                               379         944
                                                       223,815     218,924



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  2,668       2,302
   Accounts payable and accrued expenses                14,735      16,005
   Accrued salaries and wages                            4,248       4,375
                  Total current liabilities             21,651      22,682

Deferred income taxes                                   14,382      14,214
Long-term debt                                           2,693       2,536
Accumulated postretirement medical benefit obligation   17,011      17,209

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.,
        5,416,591 outstanding on 12/25/04, 5,396,679
        outstanding on 6/26/04)                          5,417       5,397
      Class B Common $1 par (10,000,000 shrs. auth.,
        1,230,177 outstanding on 12/25/04, 1,250,106
        outstanding on 6/26/04)                          1,230       1,250
      Additional paid-in capital                        50,123      49,934
      Retained earnings reinvested and employed in
            the business                               130,769     129,282
      Accumulated other comprehensive loss             (19,461)    (23,580)
                  Total stockholders' equity           168,078     162,283
                                                       223,815     218,924





               See Notes to Consolidated Financial Statements
                               Page 5 of 18
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Twenty-six Weeks Ended December 25, 2004 and December 27, 2003
               (in thousands of dollars except per share data)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 28, 2003        6,659    49,826   134,547   (26,081)  164,951
Comprehensive income(loss):
  Net loss                                      (2,928)             (2,928)
  Unrealized net gain
    on investments                                            18        18
  Translation gain, net                                    1,405     1,405
Total comprehensive loss                                            (1,505)
Dividends ($.20 per share)                      (1,330)             (1,330)
Treasury shares:
  Purchased                    (25)     (210)     (163)               (398)
  Issued                        13       194                           207
Options exercised                2        17                            19

Balance Dec. 27, 2003        6,649    49,827   130,126   (24,658)  161,944






Balance June 26, 2004        6,647    49,934   129,282   (23,580)  162,283
Comprehensive income(loss):
  Net earnings                                   2,976               2,976
  Unrealized net gain
    on investments                                            78        78
  Translation gain, net                                    4,041     4,041
Total comprehensive income                                           7,095
Dividends ($.20 per share)                      (1,330)             (1,330)
Treasury shares:
  Purchased                    (25)     (210)     (159)               (394)
  Issued                         9       118                           127
Options exercised               16       281                           297

Balance Dec. 25, 2004        6,647    50,123   130,769   (19,461)  168,078













               See Notes to Consolidated Financial Statements
                               Page 6 of 18
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 25, 2004 and June 26, 2004; the results of operations and cash flows for the thirteen and twenty-six weeks ended December 25, 2004 and December 27, 2003; and changes in stockholders' equity for the twenty-six weeks ended December 25, 2004 and December 27, 2003.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 26, 2004, and these financial statements should be read in conjunction with said annual report. Certain reclassifications have been made to prior period data to conform with current year presentation.

In the December 2003 quarter as well as the December 2003 six month period, shares used to compute diluted loss per share were the same as shares used to compute basic loss per share since inclusion of common stock equivalents (12,226 and 12,694 shares, respectively) is antidilutive in periods with a loss.

Included in investments at December 25, 2004 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Other income (expense) is comprised of the following (in thousands):
                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                      2004     2003      2004     2003

      Interest income                  257      190       492      345
      Interest expense and com-
        mitment fees                  (186)    (235)     (381)    (563)
      Realized and unrealized
        exchange gains (losses)       (116)      29      (263)     (10)
      Gain on sale of real estate                         662
      Other                            (79)     (65)     (129)    (124)
                                      (124)     (81)      381     (352)

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consists of the following (in thousands):
                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                      2004     2003      2004     2003

   Service cost                        804      813     1,608    1,626
   Interest cost                     1,648    1,530     3,296    3,060
   Expected return on plan assets   (2,578)  (2,352)   (5,156)  (4,704)
   Amort. of transition obligation    (245)    (244)     (490)    (488)
   Amort. of prior service cost        107      106       214      212
   Amort. of unrecognized loss                   73                146
                                      (264)     (74)     (528)    (148)

                               Page 7 of 18
Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
                                      Thirteen Weeks    Twenty-six Weeks
                                      Ended December     Ended December
                                      2004     2003      2004     2003

   Service cost                        129      164       258      328
   Interest cost                       238      259       476      518
   Amort. of prior service cost       (118)     (88)     (236)    (176)
   Amort. of unrecognized loss          16       31        32       62
                                       265      366       530      732


Approximately two thirds of all inventories are valued on the LIFO method. At December 25, 2004 and June 26, 2004, total inventories are approximately $20 million less than if determined on a FIFO basis. During the December 2003 quarter, the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of this LIFO inventory reduction was to increase second quarter 2003 net earnings by approximately $.2 million, or $.03 per share.

Long-term debt is comprised of the following (in thousands):

                                                   December    June
                                                     2004      2004
      Revolving credit agreement                       -         -
      Capitalized lease obligations payable in
        Brazilian currency due 2005-2008, 15%-22%    3,945     3,971
      Less current portion                          (1,252)   (1,435)
                                                     2,693     2,536

Current notes payable, primarily in Brazilian currency, carry interest at up to 15%.

RECENT ACCOUNTING PRONOUNCEMENTS

FAS 151: In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

FAS 153: In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

FSP FASB 109-1 and 109-2: In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the


                               Page 8 of 18
American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company's evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. The Company has just begun this evaluation process. At the present time, deferred taxes have not been recorded on approximately $40 million of undistributed earnings of foreign subsidiaries or the related unrealized translation adjustments because such amounts are considered permanently invested, and it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits.




Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 25, 2004 AND DECEMBER 27, 2003

As discussed below under "Coordinate Measuring Machine (CMM) division," the Company took a pretax charge of $3.2 million in the December 2003 quarter in order to write down its CMM inventory to net realizable value. After giving effect to income taxes, this charge amounted to a $2.1 million or a $.32 per share decrease in the quarter's net results. Management routinely reviews the results of operations both with and without large, identifiable charges and credits, like the CMM investigation discussed below, to better understand the performance of the Company's core business.

Sales
Sales for the fiscal 2005 December quarter are up $3.8 million or 8% compared to the fiscal 2004 December quarter. Domestic sales are up 6% and foreign sales are up 17% (11% in local currency). The increase in sales reflects the improvement in the U.S. industrial manufacturing sector, which started to affect us in the December quarter of fiscal 2004, as well as good economic conditions in the Company's Brazilian market.





                               Page 9 of 18
Coordinate Measuring Machine (CMM) division
As discussed in greater detail in the Company's annual report on Form 10-K for the fiscal year ended June 26, 2004, the Company reached a settlement in August 2004 with the U.S. Department of Justice resulting in the termination of the Government's investigation of the Company's CMM division. Under the terms of the settlement, the Company paid the Government $.5 million, and the Company and its officers, directors, employees and shareholders were released from any causes of action relating to the false claims allegations in the qui tam complaint that were the subject of the investigation. The costs related to this investigation, including legal fees, were all recorded in fiscal 2003 and 2004, including a $3.2 million pretax write-down of the CMM division's inventory to net realizable value in the December quarter of fiscal 2004. See the additional comments below under "Reorganization/Restructuring Plans" regarding the CMM division.

Earnings (loss) before taxes
Pretax earnings for the quarter were $1.6 million compared to a $3.1 million loss a year earlier. $3.2 million of last year's loss was attributable to the CMM inventory write-down discussed above. Excluding this write-down from the prior year's results, pretax earnings improved $1.5 million or, as a function of current year sales, 3 percentage points. Domestic operations had pretax earnings of .1% of sales in the December 2004 quarter compared to a 2% loss in the December 2003 quarter (before the CMM inventory write-down), while foreign operations had pretax income of about 8% of sales in the December 2004 quarter and 5% in the December 2003 quarter. The major items causing the $1.5 million improvement in earnings before the CMM inventory write-down were increased sales ($.9 million), and improved gross margins (28.1% this year compared to 25.5% last year, or $1.2 million). These improvements were offset by a $.6 million increase in selling and general expense although, as a percentage of sales, selling and general expense actually improved from 25.1% to 24.5%. The gross margin improvement is due to lower headcount and higher production levels, offset by the benefit ($.3 million) in fiscal 2004 of liquidating LIFO inventories.

Income Taxes
The effective income tax rate was 20% in the December 2004 quarter and 41% in the December 2003 quarter. The fluctuation in these rates comes about because pretax results are so close to breakeven in most jurisdictions that permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. As a result, it is very difficult to predict what the effective rate is going to be for the full year. Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. In addition, the decision in the current quarter to have our wholly-owned Brazilian subsidiary pay an intercompany dividend in the third quarter of fiscal 2005 will reduce our tax expense for the full 2005 fiscal year by approximately $.4 million (5 percentage points on the estimated full year tax rate), and the tax rate has been adjusted accordingly in the December 2004 quarter. A similar dividend decision was made in fiscal 2004, however the benefit was recognized beginning in the third quarter of fiscal 2004. Despite recent losses, the Company continues to believe it will be able to utilize its tax operating loss carryforwards generated in prior periods. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings of $.20 per share in the December 2004 quarter compared to a $.28 per share loss in the December 2003 quarter, a $.48 improvement, $.32 of which was a result of the CMM inventory write-down in the December 2003 quarter.

                               Page 10 of 18
SIX MONTH PERIODS ENDED DECEMBER 25, 2004 AND DECEMBER 27, 2003

As discussed above under "Coordinate Measuring Machine (CMM) division," the Company took a pretax charge of $3.2 million in the December 2003 quarter in order to write down its CMM inventory to net realizable value. After giving effect to income taxes, this charge amounted to $2.1 million, or a $.32 per share reduction in the six month results. Management routinely reviews the results of operations both with and without large, identifiable charges and credits, like the CMM investigation discussed above, to better understand the performance of the Company's core business.

Sales
Sales for the first six months of fiscal 2005 are up $10.0 million or 12% compared to the first six months of fiscal 2004. Domestic sales are up 8% and foreign sales are up 20% (16% in local currency). The increase in sales reflects the improvement in the U.S. industrial manufacturing sector, which started to affect us in the December quarter of fiscal 2004, as well as good economic conditions in Company's Brazilian market. The magnitude of the overall increase should be viewed in light of the fact that the September 2003 quarter was the Company's lowest sales quarter in over 10 years because of the weak U.S. industrial manufacturing sector.

Earnings (loss) before taxes
Pretax earnings for the first six months of fiscal 2005 were $3.6 million compared to a $5.1 million loss for the first six months of fiscal 2004. $3.2 million of last year's loss was attributable to the CMM inventory write-down discussed above. Excluding this write-down, pretax earnings improved $5.5 million or, as a function of current year sales, 6 percentage points. Domestic operations had pretax earnings of .2% of sales in the December 2004 six month period compared to a 4% loss on sales in the comparable December 2003 period (before the CMM inventory write-down), while foreign operations had pretax income of about 9% of sales in the December 2004 six month period and 2% in the comparable December 2003 period. The major items causing the $5.5 million improvement in earnings before the CMM inventory write-down were increased sales ($2.5 million), a gain on the sale of the Company's Skipton, England real estate ($.7 million), and improved gross margins (28.3% this year compared to 24.8% last year, or $3.4 million). These improvements were offset by a $1.1 million increase in selling and general expense although, as a percentage of sales, selling and general expense actually improved from 26.5% to 24.9%. The gross margin improvement is due to lower headcount and higher production levels, offset by the benefit ($.3 million) in fiscal 2004 of liquidating LIFO inventories.

Income taxes
The effective income tax rate was 18% in the December 2004 six month period and 42% in the December 2003 six month period. The fluctuation in these rates comes about because pretax results are so close to breakeven in most jurisdictions that permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. As a result, it is very difficult to predict what the effective rate is going to be for the full year. Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. An intercompany dividend from our wholly-owned Brazilian subsidiary will reduce our tax expense for the full 2005 fiscal year by approximately $.4 million (5 percentage points on the estimated full year tax rate), and the tax rate has been adjusted accordingly in the December 2004 quarter. A similar dividend decision was made in fiscal 2004, however the benefit was recognized beginning in the third quarter. In addition, the $.7 million gain on the Sale of real estate mentioned above carried

                               Page 11 of 18
 practically no tax because cost is indexed for tax purposes in the U.K. This had the effect of lowering our effective tax rate by an additional 5 percentage points in the fiscal 2005 six month period. Despite recent losses, the Company continues to believe it will be able to utilize its tax operating loss carryforwards generated in prior periods. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings per share for the first six months of fiscal 2005 of $.45 per share compared to a net loss of $.44 per share in the first six months of fiscal 2004, an improvement of $.89 per share, $.32 of which was a result of the CMM inventory write-down in the December 2003 quarter.


                      RECENT ACCOUNTING PRONOUNCEMENTS

FAS 151: In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

FAS 153: In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

FSP FASB 109-1 and 109-2: In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for
                               Page 12 of 18
enhanced disclosures of, among other items, the status of a Company's evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. The Company has just begun this evaluation process. At the present time, deferred taxes have not been recorded on approximately $40 million of undistributed earnings of foreign subsidiaries or the related unrealized translation adjustments because such amounts are considered permanently invested, and it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)            13 Weeks Ended     26 Weeks Ended
                                    12/25/04 12/27/03  12/25/04 12/27/03
  Operating cash flow                 1,974    9,326     3,666   12,473
  Investing cash flow                (1,806)  (4,964)   (2,444)  (8,522)
  Financing cash flow                (1,096)  (2,186)   (1,287)  (3,839)

Despite operating results being close to breakeven, cash provided by operations has been positive. Non-cash depreciation charges of approximately $3 million per quarter contribute to this, but fiscal 2004 benefited significantly by reductions in inventories both in the quarter and six month periods. "Retirement benefits" under non-cash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.2 million of non-cash income per quarter ($.1 million per quarter in the prior year). On an accrual basis, retirement benefit expense is approximately $.1 million per quarter in the current year and $.4 million in the prior year.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. The decrease in cash used for investing activities, both in the quarter and six month comparison, is a result of the decrease in cash available for investment from operations.

Cash flows related to financing activities are primarily the payment of dividends and repayment of debt. Except for a reduction in long-term debt repayments, activity in these areas has not fluctuated significantly in the periods presented.


Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, steps may have to be taken in order to maintain liquidity, including plant consolidations and workforce and dividend reductions. The Company maintains a $15 million line of credit, but is not currently borrowing under it. The Company had a working capital ratio of 5.9 to one as of December 25, 2004 and 5.4 to one as of June 26, 2004.


REORGANIZATION/RESTRUCTURING INITIATIVES

As discussed in greater detail in the Company's annual report on Form 10-K for the fiscal year ended June 26, 2004, manufacturing globalization has adversely affected the Company's customer base and competitive position, particularly in North America, as more and more products are produced in low

                               Page 13 of 18
wage countries. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move the strategic focus from manufacturing location to product group and distribution channel as well as achieving the goals of enhanced marketing focus and global procurement. The outlook for the CMM division is problematic, and actions being considered range from staying in the business, to outsourcing, to exiting altogether. During the past two years, the Company consolidated its Skipton, England optical comparator manufacturing into its manufacturing facility in Jedburgh, Scotland; closed, and is currently trying to sell, its Alum Bank, Pennsylvania level plant and relocated that manufacturing operation to the Dominican Republic; closed its Cleveland warehouse, and is in the process of closing its Chicago warehouse as well as consolidating a small Gardner, Massachusetts production facility into the Company's Athol, Massachusetts facility; and is in the process of relocating its tape measure production to the Dominican Republic. The Company's goal is to achieve labor savings and maintain margins while satisfying the requirements of its customers with lower prices. No material unrecorded costs or asset write-downs are currently known as a result of these potential initiatives. There can be no assurances that the implementation of these or other steps will result in savings to the Company. It is also possible that the Company may need to incur additional charges in connection with these initiatives.


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

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and, as a result, our gross profit margin could be adversely
affected.                      Page 14 of 18
Accounting for income taxes requires estimates of our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Tax reserves are also established to cover risks associated with activities or transactions that may be at risk for additional taxes. Should any significant changes in the tax law or our estimate of the necessary valuation allowances or reserves occur, we would record the impact of the change, which could have a material effect on our financial position or results of operations.

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

Risks Related to Reorganization: The Company continues to evaluate possible consolidations and reorganizations of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

Risks Related to Technology: Although the Company's strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.


                               Page 15 of 18

Risks Related to Foreign Operations: Approximately a third of the Company's sales and net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile. As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Manufacturing Sector: The Company's primary customers are in the industrial manufacturing business and, in particular, in the metal working industry. The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low wage foreign countries where the Company does not have a substantial market presence. Economic weakness in the industrial manufacturing sector as well as the shift of manufacturing to low wage counties where the Company does not have a substantial market presence may, and in some cases has, resulted in decreased demand for certain of the Company's products, which adversely affects performance. Economic weakness in the consumer market could adversely impact the Company's performance as well. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration: Sales to the Company's three biggest customers accounted for approximately 25% of revenues in fiscal 2004. The Company has significantly reduced its relationship with W.W.Grainger, one of the three customers, during fiscal 2005. The effect this has had on total Company sales and profits is very difficult to determine since much of the Grainger business is currently expected to be picked up by other Company distributors, although no such assurances can be made that this will in fact happen. The loss or reduction in orders by any of the remaining customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations. Indeed, the Company's major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for health benefits and retains risk in


                               Page 16 of 18
the form of deductibles and sublimits. Depending on the risk, deductibles can be as high as $.5 million and, in certain circumstances, 5% of the loss.

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company's products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. The cost of producing the Company's products is also sensitive to the price of energy. The selling prices of the Company's products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 2004 and 2003, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are less than $5 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $33.3 million and debt of $5.4 million at December 25, 2004) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.3 million by $30,000.


Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 25, 2004, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





                               Page 17 of 18
                      PART II.  OTHER INFORMATION


Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended December 25, 2004 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES
                                    Shares Purchased    Shares yet to be
             Shares      Average     Under Announced    Purchased Under
Period     Purchased      Price         Programs       Announced Programs
9/26/04-
  10/30/04   25,000       15.75                               none
10/31/04-
  11/27/04    none                                            none
11/28/04-
  12/25/04    none                                            none

All of the above shares were repurchased by the Company on October 21, 2004 directly from the Company's 401(k) plan in connection with diversifications made by participants in the plan.


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

     (b) Reports on Form 8-K - None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)

Date   February 3, 2005                S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date   February 3, 2005                S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)




                               Page 18 of 18