Form 10-Q
period 2005-03-26
STARRETT L S CO
filed 2005-05-05
CIK 93676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 26, 2005

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

                             YES  X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES  X   NO

Common Shares outstanding as of       April 30, 2005:

     Class A Common Shares      5,450,127

     Class B Common Shares      1,204,733


                               Page 1 of 18
                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  thirteen and thirty-nine
                  weeks ended March 26, 2005 and
                  March 27, 2004 (unaudited)                            3

                  Consolidated Statements of Cash Flows -
                  thirteen and thirty-nine
                  weeks ended March 26, 2005 and
                  March 27, 2004 (unaudited)                            4

                  Consolidated Balance Sheets - March 26,
                  2005 (unaudited) and June 26, 2004                    5

                  Consolidated Statements of Stockholders'
                  Equity - thirty-nine weeks ended
                  March 26, 2005 and March 27, 2004
                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-9


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-17

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              17

      Item 4.  Controls and Procedures                                  17


Part II.  Other Information:

      Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                              17

      Item 6.  Exhibits and Reports on Form 8-K                       17-18


SIGNATURES                                                              18












                               Page 2 of 18
Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         THE L. S. STARRETT COMPANY
                   Consolidated Statements of Operations
         (in thousands of dollars except per share data)(unaudited)


                                        13 Weeks Ended     39 Weeks Ended
                                       3/26/05  3/27/04   3/26/05  3/27/04

Net sales                               50,028   44,945   146,078  131,040
Cost of goods sold                     (37,503) (33,017) (106,371)(100,985)
Selling and general expense            (12,663) (11,684)  (36,579) (34,518)
Other income (expense)                     189      (64)      570     (416)

Earnings (loss) before income taxes         51      180     3,698   (4,879)
Provision (benefit) for federal,
  foreign and state income taxes           (98)    (264)      573   (2,395)
Net earnings (loss)                        149      444     3,125   (2,484)


Basic and diluted earnings (loss)
  per share                                .02      .07       .47     (.37)

Average outstanding shares used in per
  share calculations (in thousands)
    Basic                                6,650    6,642     6,645    6,653
    Diluted                              6,671    6,658     6,662    6,653


Dividends per share                        .10      .10       .30      .30



























                See Notes to Consolidated Financial Statements
                               Page 3 of 18


                         THE L. S. STARRETT COMPANY
                    Consolidated Statements of Cash Flows
                    (in thousands of dollars)(unaudited)


                                        13 Weeks Ended     39 Weeks Ended
                                       3/26/05  3/27/04   3/26/05  3/27/04

Cash flows from operating activities:
   Net earnings (loss)                     149      444     3,125   (2,484)
   Non-cash items included:
      Depreciation and amortization      2,653    2,658     7,865    8,249
      Deferred taxes                    (1,279)    (462)   (1,108)  (1,494)
      Retirement benefits                 (476)    (116)   (1,427)    (350)
   Working capital changes:
      Receivables                        2,623    2,866     4,270    4,101
      Inventories                       (2,421)   2,144    (6,766)   9,723
      Other assets and liabilities         382     (167)     (790)   1,920
   Prepaid pension cost and other          155       49       283      224

       Net operating cash flows          1,786    7,416     5,452   19,889

Cash flows from investing activities:
   Additions to plant and equipment     (1,014)  (1,363)   (4,412)  (4,658)
   Proceeds from sale of real estate                        1,522
   Change in short-term investments        919   (8,792)      351  (14,019)

       Net investing cash flows            (95) (10,155)   (2,539) (18,677)

Cash flows from financing activities:
   Short-term borrowings                    97      443       737      900
   Long-term borrowings (repayments)      (540)     614    (1,116)  (2,180)
   Common stock issued                      82                455      226
   Treasury shares purchased                       (235)     (394)    (633)
   Dividends                              (665)    (663)   (1,995)  (1,993)

       Net financing cash flows         (1,026)     159    (2,313)  (3,680)

Exchange rate change effect on cash          8      123       112      221

Net increase (decrease) in cash            673   (2,457)      712   (2,247)
Cash, beginning of period                2,522    3,516     2,483    3,306
Cash, end of period                      3,195    1,059     3,195    1,059















               See Notes to Consolidated Financial Statements
                               Page 4 of 18
                         THE L. S. STARRETT COMPANY
                         Consolidated Balance Sheets
                          (in thousands of dollars)

                                                       March 26    June 26
                                                         2005        2004
ASSETS                                               (unaudited)
Current assets:
   Cash                                                  3,195       2,483
   Investments                                          32,111      32,023
   Accounts receivable (less allowance for doubtful
         accounts of $1,494 and $1,358)                 31,066      33,434
   Inventories:
      Raw materials and supplies                        14,334       8,510
      Goods in process and finished parts               18,267      16,780
      Finished goods                                    20,080      17,987
                                                        52,681      43,277
   Prepaid expenses, taxes and other current assets     10,631      11,534

                  Total current assets                 129,684     122,751

Property, plant and equipment, at cost (less
      accumulated depreciation of $108,500
      and $100,767)                                     60,717      62,859

Prepaid pension cost                                    33,536      32,370
Other assets                                               374         944
                                                       224,311     218,924



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities                  2,505       2,302
   Accounts payable and accrued expenses                16,143      16,005
   Accrued salaries, wages and postretirement benefits   3,986       4,375
                  Total current liabilities             22,634      22,682

Deferred income taxes                                   13,090      14,214
Long-term debt                                           2,661       2,536
Accumulated postretirement medical benefit obligation   17,053      17,209

Stockholders' equity:
      Class A Common $1 par (20,000,000 shrs. auth.;
        5,444,053 outstanding on 3/26/05, 5,396,679
        outstanding on 6/26/04                           5,444       5,397
      Class B Common $1 par (10,000,000 shrs. auth.;
        1,206,801 outstanding on 3/26/05, 1,250,106
        outstanding on 6/26/04                           1,207       1,250
      Additional paid-in capital                        50,219      49,934
      Retained earnings reinvested and employed in
            the business                               130,253     129,282
      Accumulated other comprehensive loss             (18,250)    (23,580)
                  Total stockholders' equity           168,873     162,283
                                                       224,311     218,924





               See Notes to Consolidated Financial Statements
                               Page 5 of 18
                         THE L. S. STARRETT COMPANY
               Consolidated Statements of Stockholders' Equity
   For the Thirty-nine Weeks Ended March 26, 2005 and March 27, 2004
                          (in thousands of dollars)
                                 (unaudited)



                           Common      Addi-            Accumulated
                          Stock Out-  tional               Other
                          standing   Paid-in   Retained Comprehensive
                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 28, 2003        6,659    49,826   134,547   (26,081)  164,951
Comprehensive income(loss):
  Net loss                                      (2,484)             (2,484)
  Unrealized net gain
    on investments                                            29        29
  Translation gain, net                                    3,659     3,659
Total comprehensive income                                           1,204
Dividends ($.30 per share)                      (1,993)             (1,993)
Treasury shares:
  Purchased                    (40)     (337)     (256)               (633)
  Issued                        13       194                           207
Options exercised                2        17                            19

Balance March 27, 2004       6,634    49,700   129,814   (22,393)  163,755






Balance June 26, 2004        6,647    49,934   129,282   (23,580)  162,283
Comprehensive income(loss):
  Net earnings                                   3,125               3,125
  Unrealized net gain
    on investments                                            29        29
  Translation gain, net                                    5,301     5,301
Total comprehensive income                                           8,455
Dividends ($.30 per share)                      (1,995)             (1,995)
Treasury shares:
  Purchased                    (25)     (210)     (159)               (394)
  Issued                        13       196                           209
Options exercised               16       299                           315

Balance March 26, 2005       6,651    50,219   130,253   (18,250)  168,873













               See Notes to Consolidated Financial Statements
                               Page 6 of 18
                         THE L. S. STARRETT COMPANY
                 Notes to Consolidated Financial Statements


In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 26, 2005 and June 26, 2004; the results of operations and cash flows for the thirteen and thirty-nine weeks ended March 26, 2005 and March 27, 2004; and changes in stockholders' equity for the thirty-nine weeks ended March 26, 2005 and March 27, 2004.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 26, 2004, and these financial statements should be read in conjunction with said annual report. Certain reclassifications have been made to prior period data to conform with current year presentation.

The Company incurred approximately $1.3 million and $1.2 million in outbound shipping costs in the March quarters of fiscal 2005 and 2004, respectively, and $3.8 million and $3.5 million in the nine month periods then ended. Approximately 25% of these shipping costs were billed to, and reimbursed by, customers. Beginning with the March 2005 quarter, the Company is recording all outbound freight as cost of sales rather than the previous practice of netting such costs against sales. Prior period amounts have not been reclassified as they are immaterial to the consolidated statements of operations.

In the nine month period ended March 27, 2004, shares used to compute diluted loss per share were the same as shares used to compute basic loss per share since inclusion of common stock equivalents (13,781 shares) is antidilutive in periods with a loss.

Included in investments at March 26, 2005 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent "core cash" and are part of the Company's overall cash management and liquidity program and, under SFAS 115, are considered "available for sale." The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks   Thirty-nine Weeks
                                       Ended March        Ended March
                                      2005     2004      2005     2004

      Interest income                  262      220       754      565
      Interest expense and com-
        mitment fees                  (270)    (271)     (651)    (834)
      Realized and unrealized
        exchange gains (losses)        224        7       (39)      (3)
      Gain on sale of real estate                         662
      Other                            (27)     (20)     (156)    (144)
                                       189      (64)      570     (416)




                               Page 7 of 18






Net periodic costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):

                                      Thirteen Weeks   Thirty-nine Weeks
                                       Ended March        Ended March
                                      2005     2004      2005     2004

   Service cost                        804      813     2,412    2,439
   Interest cost                     1,648    1,530     4,944    4,591
   Expected return on plan assets   (2,578)  (2,352)   (7,734)  (7,057)
   Amort. of transition obligation    (245)    (244)     (735)    (731)
   Amort. of prior service cost        107      106       321      317
   Amort. of unrecognized loss                   73                219
                                      (264)     (74)     (792)    (222)


Net periodic costs (benefits) for the Company's postretirement medical plan consist of the following (in thousands):

                                      Thirteen Weeks   Thirty-nine Weeks
                                       Ended March        Ended March
                                      2005     2004      2005     2004

   Service cost                        129      164       387      493
   Interest cost                       238      259       714      778
   Amort. of prior service cost       (118)     (88)     (354)    (265)
   Amort. of unrecognized loss          16       31        48       93
                                       265      366       795    1,099


Approximately two thirds of all inventories are valued on the LIFO method. At March 26, 2005 and June 26, 2004, total inventories are approximately $20 million less than if determined on a FIFO basis. During the March 2004 quarter, the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of this LIFO inventory reduction was to increase net earnings in the March 2004 quarter by approximately $.6 million, or $.05 per share.



Long-term debt is comprised of the following (in thousands):

                                                    March      June
                                                     2005      2004
      Revolving credit agreement                       -         -
      Capitalized lease obligations payable in
        Brazilian currency due 2005-2007, 15%-24%    3,598     3,971
      Less current portion                             938     1,435
                                                     2,661     2,536

Current notes payable carry interest at approximately 5%.




                               Page 8 of 18
RECENT ACCOUNTING PRONOUNCEMENTS

FSP FASB 109-1: In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

FSP FASB 109-2: In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company's evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. The Company has just begun this evaluation process. At the present time, deferred taxes have not been recorded on approximately $40 million of undistributed earnings of foreign subsidiaries or the related unrealized translation adjustments because such amounts are considered permanently invested, and it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits.



Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 26, 2005 AND MARCH 27, 2004

Sales
Sales for the fiscal 2005 March quarter are up $3.8 million or 8% compared to the fiscal 2004 March quarter. This is before the reclassification of outbound freight costs as discussed in the Notes to Consolidated Financial Statements. Foreign sales are up 31% (18% in local currency), but domestic sales are flat. The overall increase in sales reflects the good economic conditions in the Company's Brazilian market, and modest improvement in the U.S. industrial manufacturing sector offset to some degree by the loss of approximately $2 million in business with W.W. Grainger (one of the Company's three largest distributors in fiscal 2004). It is very difficult to calculate the effect of the loss of this business early in fiscal 2005 since many of the Grainger end users have the ability to continue to buy our products through other distributors.

                               Page 9 of 18
Earnings before taxes
Pretax earnings for the quarter were $.1 million compared to $.2 million a year earlier. Domestic operations had a pretax loss of $.9 million in the March 2005 quarter compared to income of $.2 million in the March 2004 quarter, while foreign operations had pretax income of $1.0 million in the March 2005 quarter compared to a $.1 million loss in the March 2004 quarter. The major items having a favorable effect on the quarter to quarter comparison are improved foreign sales ($1.1 million) and gross margins ($1.0 million). These are being more than offset by higher foreign selling expenses ($1.0 million, half of which is from exchange rate changes), the favorable impact in the March 2004 quarter of domestic LIFO inventory layer liquidations ($.6 million), and the double personnel and occupancy costs($.5 million, which are being incurred as part of domestic operations) associated with transferring manufacturing operations from Puerto Rico to the Company's new Dominican Republic facility, which is beginning to manufacture measuring tapes and levels. Domestic margins were flat in the quarter to quarter comparison excluding the effects of LIFO inventory liquidations and the transfer of manufacturing to the Dominican Republic described above.

Income Taxes
There was an income tax benefit of $.1 million and $.3 million on pretax income of $.1 million and $.2 million in the March 2005 and 2004 quarters, respectively. An effective tax rate comparison is not meaningful under these circumstances because large fluctuations in these rates come about when pretax results are so close to breakeven in most jurisdictions that permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. As a result, it is very difficult to predict what the effective rate is going to be for the full year. Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. In addition, an intercompany dividend from our Brazilian subsidiary had a significant favorable effect on last year's March tax provision. This is having an unfavorable effect on the quarter to quarter tax provision comparison of approximately $.3 million. The Company continues to believe it will be able to utilize its tax operating loss carryforwards, but the situation is continually monitored and could change in the future.

Net earnings per share
As a result of the above factors, the Company had basic and diluted earnings of $.02 per share in the March 2005 quarter compared to $.07 per share in the March 2004 quarter. $.05 of the decrease in the quarter to quarter comparison was due to LIFO inventory liquidation profits in the March 2004 quarter, which are not expected to recur in the near future.


NINE MONTH PERIODS ENDED MARCH 26, 2005 AND MARCH 27, 2004

As discussed below under "Coordinate Measuring Machine (CMM) division," the Company took a pretax charge of $3.2 million in the December 2003 quarter in order to write down its CMM inventory to net realizable value. After giving effect to income taxes, this charge amounted to $2.1 million, or a $.32 per share reduction in the results for the nine months ended March 2004. Management routinely reviews the results of operations both with and without large, identifiable charges and credits to better understand the performance of the Company's core business.

Sales
Sales for the first nine months of fiscal 2005 are up $13.7 million or 10% compared to the first nine months of fiscal 2004. This is before the

                               Page 10 of 18
reclassification of freight out discussed in the Notes to Consolidated Financial Statements. Domestic sales are up 5% and foreign sales are up 24% (18% in local currency). The increase in sales reflects the improvement, mainly in the first two quarters of the fiscal year, in the U.S. industrial manufacturing sector, which started to affect us in the December quarter of fiscal 2004, as well as good economic conditions in Company's Brazilian market. The magnitude of the overall increase should be viewed in light of the weakening U.S. dollar noted above and the fact that the September quarter of fiscal 2004 was the Company's lowest sales quarter in over 10 years because of the weak U.S. industrial manufacturing sector. In addition, see the remarks related to the loss of W.W. Grainger business under the quarter to quarter sales comparison above. The nine month to nine month decrease in sales to Grainger was approximately $5.7 million.

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

Earnings (loss) before taxes
Pretax earnings for the first nine months of fiscal 2005 were $3.7 million compared to a $4.9 million loss for the first nine months of fiscal 2004. $3.2 million of last year's loss was attributable to the CMM inventory write-down discussed above. The remaining improvement of $5.4 million was, as a function of current year sales, 4 percentage points. Domestic operations had a pretax loss of .9% of sales in the March 2005 nine month period compared to a 2.5% loss on sales in the comparable March 2004 period (before the CMM inventory write-down), while foreign operations had pretax income of about 8% of sales in the March 2005 nine month period and 1% in the comparable March 2004 period. The major items causing the $5.4 million improvement in earnings before the CMM inventory write-down were increased sales ($3.8 million), a gain on the sale of the Company's Skipton, England real estate ($.7 million), and improved gross margins (27.4% this year compared to 25.4% last year, or $2.9 million). These improvements were offset by a $2.0 million increase in selling and general expense although, as a percentage of sales, selling and general expense actually improved from 26.3% to 25.3%. Included in this selling and general expense increase are external costs incurred as a result of compliance with Section 404 of the Sarbanes-Oxley Act (internal controls) estimated to be at least $.5 million, as well as $.6 million as a result of exchange rate changes. The gross margin improvement is due to lower headcount and higher production levels, offset by the benefit ($.9 million) in fiscal 2004 of liquidating LIFO inventories and the costs in 2005 mentioned above associated with establishing a Dominican Republic manufacturing facility for the Company's measuring tapes and levels.

Income taxes
The effective income tax rate was 15% in the March 2005 nine month period and 49% in the March 2004 nine month period. The fluctuation in these rates is due to the fact that pretax results are so close to breakeven in most

                               Page 11 of 18
jurisdictions that permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. As a result, it is very difficult to predict what the effective rate is going to be for the full year. Puerto Rico tax incentives and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. Intercompany dividends from our wholly-owned Brazilian subsidiary in both fiscal 2005 and 2004 has, and is expected to continue to, reduce our tax expense for both fiscal years by approximately $.4, and the nine month tax provisions have been adjusted accordingly. In addition, the $.7 million gain on the sale of Skipton, England real estate mentioned above carried practically no tax because cost is indexed for tax purposes in the U.K. This had the effect of lowering our effective tax rate by an additional 5 percentage points in the fiscal 2005 nine month period. Despite recent losses, the Company continues to believe it will be able to utilize its tax operating loss carryforwards generated in prior periods. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings per share for the first nine months of fiscal 2005 of $.47 per share compared to a net loss of $.37 per share in the first nine months of fiscal 2004, an improvement of $.84 per share. $.32 of the fiscal 2004 nine month loss was a result of the CMM inventory write-down in the December 2003 quarter.



                      RECENT ACCOUNTING PRONOUNCEMENTS

See "RECENT ACCOUNTING PRONOUNCEMENTS" in "Notes to Consolidated Financial Statements" above.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)            13 Weeks Ended     39 Weeks Ended
                                    3/26/05   3/27/04  3/26/05  3/27/04
  Operating cash flow                 1,786     7,416    5,452   19,889
  Investing cash flow                   (95)  (10,155)  (2,539) (18,677)
  Financing cash flow                (1,026)      159   (2,313)  (3,680)

Despite operating results being close to breakeven, cash provided by operations has been positive. Non-cash depreciation charges of approximately $3 million per quarter contribute to this, but fiscal 2004 benefited significantly by reductions in inventories both in the quarter and nine month periods. This inventory trend has reversed slightly in fiscal 2005. "Retirement benefits" under non-cash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company's pension and retiree medical plans. Primarily because the Company's domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.5 million of non-cash income per quarter ($.1 million per quarter in the prior year). On an accrual basis, retirement benefit expense is approximately $.1 million per quarter in the current year and $.4 million in the prior year.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. The decrease in cash used for investing activities, both in the quarter and nine month comparison, is a result of the decrease in cash being generated by operations.

                               Page 12 of 18

Cash flows related to financing activities are primarily the payment of dividends and repayment of debt. Activity in these areas has not fluctuated significantly in the periods presented.


Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, steps may have to be taken in order to maintain liquidity, including plant consolidations and workforce and dividend reductions. The Company maintains a $15 million line of credit, but is not currently borrowing under it. The Company had a working capital ratio of 5.7 to one as of March 26, 2005 and 5.4 to one as of June 26, 2004.


REORGANIZATION/RESTRUCTURING INITIATIVES

As discussed in greater detail in the Company's annual report on Form 10-K for the fiscal year ended June 26, 2004, manufacturing globalization has adversely affected the Company's customer base and competitive position, particularly in North America, as more and more products are produced in low wage countries. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move the strategic focus from manufacturing location to product group and distribution channel as well as achieving the goals of enhanced marketing focus and global procurement. Actions being considered for the CMM division (see "Coordinate Measuring Machine (CMM) division" above) range from staying in the business, to outsourcing, to exiting altogether. During the past two years, the Company consolidated its Skipton, England optical comparator manufacturing into its manufacturing facility in Jedburgh, Scotland; closed, and is currently trying to sell, its Alum Bank, Pennsylvania level plant and relocated that manufacturing operation to the Dominican Republic; closed its Cleveland warehouse, and is in the process of closing and selling its Chicago warehouse as well as consolidating a small Gardner, Massachusetts production facility into the Company's Athol, Massachusetts facility; and is in the process of transferring its Puerto Rico and South Carolina tape measure production to the Dominican Republic. The Company's goal is to achieve labor savings and maintain margins while satisfying the requirements of its customers with lower prices. No material unrecorded costs or asset write-downs are currently known as a result of these potential initiatives. There can be no assurances that the implementation of these or other steps will result in savings to the Company. It is also possible that the Company may need to incur additional charges in connection with these initiatives.


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

                               Page 13 of 18

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








                               Page 14 of 18
CHIEF FINANCIAL OFFICER

As previously disclosed in the Current Report on Form 8-K filed on February 25, 2005, Roger U. Wellington, Jr., a director and the Chief Financial Officer (CFO) of the Company, has announced his intention to retire from the Company in June 2005. His replacement has been identified subject to Board approval at its June 1, 2005 meeting.


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

Risks Related to Reorganization: The Company continues to evaluate possible consolidations and reorganizations of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization, if identified and implemented, will result in cost savings to the Company. The implementation of any of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

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

Risks Related to Manufacturing Sector: The Company's primary customers are in the industrial manufacturing business and, in particular, in the metal working industry. The market for most of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low wage foreign countries where the

                               Page 15 of 18
Company does not have a substantial market presence. Economic weakness in the industrial manufacturing sector as well as the shift of manufacturing to low wage counties where the Company does not have a substantial market presence may, and in some cases has, resulted in decreased demand for certain of the Company's products, which adversely affects performance. Economic weakness in the consumer market could adversely impact the Company's performance as well. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration: Sales to the Company's three biggest customers accounted for approximately 25% of revenues in fiscal 2004. The Company has significantly reduced its relationship with W.W.Grainger, one of the three customers, during early fiscal 2005. The effect this has had on total Company sales and profits is very difficult to determine since much of the Grainger business could potentially be picked up by other Company distributors, although no such assurances can be made that this will in fact happen. In recent years, Grainger has accounted for approximately $2 million in sales per quarter. The loss or reduction in orders by any of the remaining customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations. Indeed, the Company's major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Stock Market Performance: Although the Company's domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause

                               Page 16 of 18
the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share.


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


Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 26, 2005, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                      PART II.  OTHER INFORMATION


Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company's repurchases of shares of its common stock for the three months ended March 26, 2005 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES
                                    Shares Purchased    Shares yet to be
             Shares      Average     Under Announced    Purchased Under
Period     Purchased      Price         Programs       Announced Programs
12/26/04-
  1/29/05     none                                            none
1/30/05-
  2/26/05     none                                            none
2/27/05-
  3/26/05     none                                            none



                               Page 17 0f 18
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed with or furnished to the SEC in the quarter covered by this report:

1.	The Company filed a report on Form 8-K on February 25, 2005
announcing it was conducting a search for a new Chief
Financial Officer to replace Roger Wellington, Jr., who had announced his intention to retire in June 2005.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L. S. STARRETT COMPANY
                                               (Registrant)

Date:   May 5, 2005                     S/R.U.WELLINGTON, JR.
                                      R. U. Wellington, Jr. (Vice President,
                                      Treasurer and Chief Financial Officer)


Date:   May 5, 2005                     S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)


















                               Page 18 of 18