Form 10-K
period 2005-06-25
STARRETT L S CO
filed 2005-09-09
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The Registrant had 5,416,591 and 1,230,177 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 25, 2004. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $116,000,000.

The exhibit index is located on page 39.

Documents incorporated by reference

Definitive Proxy Statement for October 12, 2005 Annual Meeting

PART I

Item 1 - Business

The Company was founded in 1880 and incorporated in 1929 and is engaged in the business of manufacturing industrial, professional, and consumer products. The total number of different items made and sold by the Company exceeds 5,000. Among the items produced are precision tools, electronic gages, dial indicators, gage blocks, granite surface plates, vision systems, optical measuring projectors, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant, and precision ground flat stock and drill rod. Much of the Company’s production is concentrated in hand measuring tools (such as micrometers, steel rules, combination squares and many other items for the individual craftsman and other markets) and precision instruments (such as vernier calipers, height gages, depth gages and measuring instruments that manufacturing companies buy for the use of their employees).

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily to distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians. One retailer, Sears, accounted for approximately 11% of the Company’s sales in fiscal 2005, and the Company’s top two customers accounted for approximately 17% of sales. The Company ended its relationship with W.W. Grainger, a significant customer, during fiscal 2005. The effect this will have on total Company sales and profits is unknown since much of the Grainger business is expected to be picked up by other Company distributors, although no such assurances can be made.

Most of the Company’s products are made from steel purchased from steel mills. Forgings, castings, and a few small finished parts are purchased from other manufacturers. Raw materials have always been readily available to the Company and, in most cases, the Company does not rely on sole sources. In the event of unavailability of purchased materials, the Company would be adversely affected, as would its competitors. Similarly, the ability of the Company to pass along raw material price increases is dependent on the competitive situation and cannot be assured.

At June 25, 2005, the Company had 2,219 employees, approximately 54% of whom were domestic. This represents an increase from June 26, 2004 of 169 employees primarily due to the initiation of operations in the Dominican Republic and additional capacity in Brazil. None of the Company’s operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and the Company believes that this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 25, 2005, there were no material changes in the Company’s competitive position. However, during recent years, the Company’s revenues have been negatively affected by the general migration of manufacturing to low cost production areas, such as China, where the Company does not have a substantial market presence. In addition, margins on the Company’s consumer products, such as tape measures and levels, are under constant pressure due to the increasing market dominance of the large national home and hardware retailers. The Company is currently responding to such competition by expanding its manufacturing and distribution in China and developing a low cost manufacturing site in the Dominican Republic.

In saws and precision ground flat stock in the United States, the Company competes with many manufacturers. The Company competes principally through the high quality of its products and the service it provides its customers. The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including capital spending by industrial companies.

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland, and China are actively engaged in the manufacture and distribution of hacksaw and band saw blades and a limited line of precision tools and measuring tapes. Subsidiaries in Australia, Mexico and Germany are engaged in distribution of the Company’s products. During fiscal 2005, the Company completed the establishment of manufacturing operations in the Dominican Republic, primarily for its Evans division. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in the footnotes to the Company’s fiscal 2005 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $57.0 million at June 25, 2005 and $43.3 at June 26, 2004. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 57% of all inventories). LIFO inventory amounts reported in the financial statements are approximately $21.8 and $20.1 million, respectively, lower than if determined on a first-in, first-out (FIFO) basis at June 25, 2005 and June 26, 2004.

When appropriate, the Company applies for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development, and related activities. The expenditures for these activities during fiscal years 2005, 2004 and 2003 were approximately $3.3 million, $3.0 million, and $2.9 million, respectively, all of which was expensed in the Company’s financial statements.

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

Where To Find More Information

The Company makes its public filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at its website, www.starrett.com, as soon as reasonably practicable after the Company files such material with the SEC. Information contained on the Company’s website is not part of this report.

Item 2 - Properties

The Company’s principal plant is located in Athol, Massachusetts on about 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet of production and storage area.

The Webber Gage Division, Cleveland, Ohio, owns and occupies two buildings totaling approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, North Carolina consists of two buildings totaling approximately 356,000 square feet. It is occupied by the Company’s Saw Division, Granite Surface Plate Division, Metrology Systems Division, and Ground Flat Stock Division.

The Company’s Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 173,000 square foot building. In addition, this division owns 11,000 square feet and leases 35,000 square feet of manufacturing space in Mayaguez, Puerto Rico, which the Company will vacate before the lease expires on December 31, 2005. This facility is being replaced by a 50,000 square foot leased facility in Santo Domingo, Dominican Republic.

The Company’s Exact Level Division has relocated to a 27,000 square foot facility in the Dominican Republic adjacent to the Evans facility. Its 50,000 square foot building located in Alum Bank, Pennsylvania is currently for sale.

The Company’s subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. Its wholly owned subsidiary, which manufactures optical measuring projectors and was previously located in Skipton, England, was consolidated into the Jedburgh plant during fiscal 2004. Its 33,000 square foot building in Skipton was sold during fiscal 2005. Two wholly owned subsidiaries in the Shanghai area of the People’s Republic of China lease approximately 41,000 square feet and 5,000 square feet.

In addition, the Company operates warehouses and/or sales-support offices in Arizona, Georgia, Canada, Australia, Mexico, Germany, Japan, and Argentina. The warehouse in Elmhurst, Illinois was sold during fiscal 2005.

In the Company’s opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

As discussed in greater detail in the Company’s annual report of Form 10-K for the fiscal year ended June 26, 2004, the Company reached a settlement in August 2004 with the U.S. Department of Justice resulting in the termination of the government’s investigation of the Company’s CMM division. Under the terms of the settlement, the Company paid the government $.5 million, and the Company and its officers, directors, employees and shareholders were released from any causes of action relating to the false claims allegations in the complaint that were the subject of the investigation. The Company sold the assets of its CMM division to a third party in June 2005 for $1.5 million.

The Company is, in the ordinary course of business, from time to time involved in other litigation that is not considered material to its financial condition or operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 25, 2005.

PART II

Item 5 - Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 25, 2005, there were 1,871 registered holders of Class A common stock and 1,520 registered holders of Class B common stock.

Quarter ended	Dividends	High	Low
September 2003	$0.10	$15.36	$12.78
December 2003	0.10	17.63	13.83
March 2004	0.10	17.36	15.05
June 2004	0.10	16.47	14.75

September 2004	0.10	16.70	14.20
December 2004	0.10	20.20	15.00
March 2005	0.10	22.75	19.75
June 2005	0.10	20.45	16.51

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the three months ended June 25, 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
3/27/05-4/30/05	none	—	none	none

5/1/05-5/28/05	15,000	$16.75	none	none

5/29/05-6/25/05	1,663	$17.32	none	none

The 15,000 shares were purchased from the 401(K) plan and the 1,663 shares were purchased from an individual.

Item 6 - Selected Financial Data

	Years ended in June ($000 except per share data)
	2005	2004	2003	2002	2001
Net Sales	$195,909	$179,996	$175,711	$184,346	$225,857
Earnings (loss) before change in accounting	4,029	(2,352)	(4,489)	(380)	8,097
Net earnings (loss)	4,029	(2,352)	(10,575)	(380)	8,097
Basic earnings (loss) per share	0.61	(0.35)	(1.60)	(0.06)	1.26
Diluted earnings (loss) per share	0.61	(0.35)	(1.60)	(0.06)	1.25
Long-term debt	2,885	2,536	2,652	7,000	7,000
Total assets	224,114	218,924	219,740	239,097	248,532
Dividends per share	0.40	0.40	0.70	0.80	0.80

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

2005 versus 2004

Overview As more fully discussed below, for fiscal 2005 the Company realized net income of $4.0 million, or $.61 per basic and diluted share compared to a net loss of $2.4 million or $.35 per basic and diluted share for fiscal 2004. Fiscal 2005 includes the after tax gains on the sale of the Elmhurst, Illinois distribution facility, on the sale of the assets of the CMM division and the sale of the Skipton plant of $1.0 million ($.16 per share), $.5 million ($.07 per share) and $.7 million ($.10 per share), respectively. A significant portion of the loss for fiscal 2004, $2.9 million after tax or $.43 per share, was caused by charges incurred in connection with the government’s investigation of the CMM division and related matters discussed in more detail below. Fiscal 2004 also contains $.6 million after tax ($.09 per share) of relocation and closure expenses relating to the Skipton, England and Alum Bank, Pennsylvania manufacturing facilities, offset by a LIFO inventory liquidation benefit of $1.0 million after tax ($.15 per share). For purposes of better understanding the results from the Company’s manufacturing and distribution operations, management reviews results excluding all these unusual items. Without these unusual items the Company had pro forma net income (non-GAAP) in fiscal 2005 of $1.9 million, or $.28 per share, compared to pro forma net income (non-GAAP) of $.2 million, or $.02 per share, for fiscal 2004. See table below under Net Income (Loss) per share regarding disclosure of non-GAAP information.

Sales Sales for fiscal 2005 increased 9% compared to fiscal 2004. Foreign sales were up 28% (25% in local currency), while domestic sales were essentially flat for the year. The increase in foreign sales is largely attributable to the strong performance of our Brazilian operations in the South American markets. Foreign sales were also favorably impacted by the strengthening of the U.S. dollar during fiscal 2005. Domestic sales finished flat for the year, despite the full year’s impact of the loss of the Grainger business, previously one of the Company’s three largest customers. The impact, if any, of the loss of the Grainger business is difficult to estimate as customers who had previously purchased the Company’s products through Grainger have the ability to purchase our products through other distributors.

Income (Loss) before income taxes and cumulative effect of change in accounting principle Pretax income for fiscal year 2005 was $5.2 million versus a pretax loss for fiscal year 2004 of $4.9 million. Both periods contain unusual items. In fiscal 2005, the pretax income of $5.2 million includes the gain on the sale of the Elmhurst, Illinois distribution facility, the gain on the sale of the assets of the CMM division and the gain on the sale of the Skipton plant of $1.5 million, $.6 million and $.7 million, respectively. Excluding these gains, the Company had pretax income of $2.4 million in fiscal 2005. Fiscal year 2004 includes $3.2 million to write down the CMM inventory to net realizable value and $1.4 million for settlement expenses and additional professional fees in connection with concluding the government investigation of the CMM Division in August 2004; in addition, the Company incurred $1.0 million in fiscal 2004 for severance, training, and relocation/closure expenses related to its Skipton, England and Alum Bank, Pennsylvania manufacturing facilities. Excluding the CMM division charges and the relocation expenses in 2004, the Company had pretax income of $.7 million in fiscal 2004. Therefore, the improvement of fiscal 2005 pro forma income before income taxes over fiscal 2004 is $1.7 million. The major item causing this improvement is better gross margins (27.4% compared to 26.4%, excluding the unusual items discussed above). The gross margin improvement of 1.0% is due primarily to lower headcount, higher production levels and associated increase in overhead absorption offset by higher material costs, the redundant personnel and occupancy costs associated with the transfer of manufacturing operations to the Dominican Republic, and the benefit of a LIFO inventory liquidation of $1.6 million in fiscal 2004. The overall margin improvement was partially offset by an overall increase in selling, general, and administrative costs of $3.1 million, which includes a $1.2 million increase in professional fees related to Sarbanes–Oxley compliance.

Income Taxes The effective income tax rate was 23% for fiscal 2005 and 52% for 2004. In fiscal 2005 Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. The fiscal 2005 rate was also impacted by an adjustment to the net deferred tax balances, resulting from a revision to the estimated combined state rate, an increase in the valuation allowance for certain foreign loss carryforwards which are not likely to be realized. This was offset by a reduction in the tax reserves as a result of the close out of certain examination years. Because of the loss in fiscal 2004, the rates are relatively high compared to our normal rate of about 35% because the least profitable operations are located in the jurisdictions with the highest tax rates.

Net Income (Loss) per share The following table summarizes the after tax effect of the sales in fiscal 2005 and the CMM investigation, plant relocations, and LIFO inventory liquidation benefits in fiscal 2004:

	2005		2004
	$000	Per shr	$000	Per shr
Net income (loss) as reported	$4,029	$0.61	$(2,352)	$(0.35)
Remove unusual items:
Sale of Elmhurst, IL facility	(1,047)	(0.16)
Sale of CMM division assets	(453)	(0.07)
Sale of Skipton plant	(662)	(0.10)
CMM inventory and investigation			2,883	0.43
Plant relocations			620	0.09
LIFO inventory reductions			(980)	(0.15)

Pro forma net income (loss) (non-GAAP)	$1,867	$0.28	$171	$0.02

The above table is designed to provide the reader with further information regarding certain significant events and provides a resultant pro forma net income amount which is not intended to be in accordance with generally accepted accounting principles. Management uses the above table to better understand the income generated from its core business and operations as described under Item 1 – Business. Although management believes the items above to be unusual, there is no assurance that similar items will not occur in the future.

RESULTS OF OPERATIONS

2004 versus 2003

Overview As more fully discussed below, for fiscal 2004 the Company incurred a net loss of $2.4 million, or $.35 per basic and diluted share, compared to a net loss of $10.6 million, or $1.60 per basic and diluted share, for 2003. A significant portion of the losses in both years was caused by the charges incurred in connection with the government’s investigation of the CMM division and related matters discussed in more detail below: in 2004, $2.9 million after tax or $.43 per share; and in 2003, $2.3 million or $.35 per share. Fiscal 2003 also included the writeoff of $6.1 million of goodwill (as discussed in the notes to the financial statements), or $.92 per share before and after tax; and fiscal 2004 contains $.6 million after tax ($.09 per share) of relocation and closure expenses related to the Skipton, England and Alum Bank, Pennsylvania manufacturing facilities. These charges were offset by LIFO inventory liquidation benefits of $1.0 million and $.6 million after tax in fiscal 2004 and fiscal 2003 ($.15 and $.09 per share, respectively). For purposes of better understanding the results from the Company’s manufacturing and distribution operations, management reviews results excluding all unusual items. Excluding all these unusual charges, the Company had pro forma net income (non-GAAP) in 2004 of $.2 million, or $.02 per share, compared to a pro forma net loss of $2.8 million, or $.42 per share in 2003. See table below under Net Income (Loss) per share regarding disclosure of non-GAAP information.

Sales Sales for fiscal 2004 increased 2% compared to 2003. Domestic sales were down 2% and foreign sales were up 12%. In local currency, foreign sales were down 2%, because the U.S. dollar has been weakening. Although domestic sales were down for the full year comparison, the quarter to quarter trend was up in fiscal 2004 whereas the trend was down in fiscal 2003. Domestic sales in the last six months of fiscal 2004 were 10% higher than in the last six months of fiscal 2003, reflecting improvement in the U.S. industrial manufacturing sector.

Loss before taxes and cumulative effect of change in accounting principle Excluding the effect in 2003 of the change in accounting principle mentioned above, the pretax losses for 2004 and 2003 were $4.9 million and $8.1 million, respectively. Both periods contain unusual charges related to the CMM division: in fiscal 2004, $3.2 million to write down the CMM inventory to net realizable value and $1.4 million for settlement expenses and additional professional fees in connection with concluding the government investigation of the CMM division (see below); and, in fiscal 2003, $3.7 million in connection with the government investigation of the CMM division ($2.1 million of this was charged to selling and general expense and $1.6 million to cost of sales). In addition, the Company incurred $1.0 million in fiscal 2004 for severance, training, and relocation/closure expenses related to its Skipton, England and Alum Bank, Pennsylvania manufacturing facilities. Excluding the CMM division charges in both years and the relocation expenses in 2004, the Company had pretax income of $.7 million in fiscal 2004 and a pretax loss of $4.4 million in fiscal 2003, a $5.1 million improvement.

The major items causing the $5.1 million improvement were lower ($.6 million) exchange losses, primarily in Brazil, and better gross margins (26.4% compared to 22.9% or $6.3 million excluding the unusual charges as discussed above). The gross margin improvement of over 3 percentage points was due primarily to lower headcount, higher domestic production levels and associated increase in overhead absorption, and LIFO inventory liquidation benefits of $1.6 million in fiscal 2004 compared to $.9 million in fiscal 2003. These items were partially offset by higher interest expense ($.3 million) in Brazil due to borrowing in local currency and an overall $2.4 million increase in selling and general expense (excluding the expense of the government investigation) caused primarily by the effect of the weakening U.S. dollar on the translation of expenses into U.S. dollars in Scotland and Brazil. Also contributing to this $2.4 million increase in selling and general expense were higher domestic fringe benefit and insurance costs, mainly retirement.

Income Taxes The effective income tax rate was 52% for fiscal 2004 and 44% for 2003. Puerto Rico tax incentives, and somewhat lower foreign income tax rates all contribute to an overall effective tax rate that is normally slightly lower than the combined U.S. state and federal rate of approximately 38%. The large change in effective rate comes about because pretax results are close enough to breakeven in both years that permanent book/tax differences and jurisdictional tax rate differentials have an exaggerated effect when converted to percentages. Because of losses, the rates are relatively high compared to the Company’s historic rate of about 35% because the least profitable operations are located in the jurisdictions with the highest tax rates.

Net Income (Loss) per share The following table summarizes the after tax effect of the goodwill writeoff, the CMM investigation, plant relocations, and LIFO inventory liquidation benefits:

	2004		2003
	$000	Per shr	$000	Per shr
Net loss as reported	$(2,352)	$(0.35)	$(10,575)	$(1.60)
Remove unusual items:
Goodwill writeoff			6,086	0.92
CMM inventory and investigation	2,883	0.43	2,294	0.35
Plant relocations	620	0.09
LIFO inventory reductions	(980)	(0.15)	(575)	(0.09)

Pro forma net income (loss) (non-GAAP)	$171	$0.02	$(2,770)	$(0.42)

The above table is designed to provide the reader with further information regarding certain significant events and provides a resultant pro forma net income amount which is not intended to be in accordance with generally accepted accounting principles. Management uses the above table to better understand the income generated from its core business and operations as described under Item 1 –Business. Although management believes the items above to be unusual, there is no assurance that such items will not occur in the near future.

Coordinate Measuring Machine (CMM) division

As discussed in greater detail in the Company’s annual report of Form 10-K for the fiscal year ended June 26, 2004, the Company reached a settlement in August 2004 with the U.S. Department of Justice resulting in the termination of the government’s investigation of the Company’s CMM division. Under the terms of the settlement, the Company paid the government $.5 million, and the Company and its officers, directors, employees and shareholders were released from any causes of action relating to the false claims allegations in the complaint that were the subject of the investigation. No costs related to the investigation or the CMM replacement program were recorded in fiscal 2005. The Company sold the assets of its CMM division to a third party in June 2005 for $1.5 million.

As a result of the government investigation and the CMM replacement program initiated prior thereto in March 2002, the Company recorded reserves and charged pretax operations with $3.7 million ($.35 per share after tax) in fiscal 2003 and $1.4 million in fiscal 2004. In addition, the Company charged cost of sales and wrote down the carrying cost of its CMM inventory by $3.2 million to net realizable value in the December 2003 quarter of fiscal 2004.

Financial instrument market risk

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2005 and 2004, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments (primarily variable rate investments of $26.3 million and debt of $3.7 million at June 25, 2005) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of approximately $2.3 million by $28,000.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended In June ($000)
	2005	2004	2003
Cash provided by operations	$2,548	$18,899	$24,336
Cash provided by (used in) investing activities	1,403	(15,757)	(17,643)
Cash used in financing activities	(2,043)	(4,114)	(5,187)

Despite operating losses in 2004 and 2003, including the significant costs associated with the government’s investigation of the CMM division, cash provided by operations has been positive in all periods presented. By far the biggest factor contributing to this has been the reduction in inventories that began in mid-fiscal 2002, and had its most dramatic effect in fiscal 2003. However, during fiscal 2005 inventories increased as a result of plant start-ups in the Dominican Republic and additional Brazilian capacity, and as a hedge against raw material price increases. This is the primary cause of the reduction in cash provided by operations. This was offset by a reduction in receivables. “Retirement benefits” under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company’s pension and retiree medical plans. Primarily because the Company’s domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $1.4 million of noncash income in fiscal 2005 ($.8 and $2.2 million in 2004 and 2003, respectively). Retirement benefit expense (income) was approximately $(.6) million in 2005, $.7 million in 2004 and $(.4) million in 2003.

The Company’s investing activities consist of expenditures for plant and equipment, the investment of cash not immediately needed for operations and the proceeds from the sale of Company assets. Expenditures for plant and equipment have increased over each of the three years, although they are less than depreciation expense in each of those years. The proceeds from the sale of real estate and CMM business relate to the three asset sales discussed in Results of Operations above.

Cash flows from financing activities are primarily the payment of dividends. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such purchases have been curtailed. Overall debt has been reduced from $5.8 million at the end of 2003 to $3.7 million at the end of 2005.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions (see Reorganization Plans below). The Company maintains a $15 million line of credit, of which, as of June 25, 2005, $890,000 is being utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company’s financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 5.2 to one as of June 25, 2005 and 5.4 to one as of June 26, 2004.

REORGANIZATION PLANS

The continued migration of manufacturing to low wage countries has adversely affected the Company’s customer base and competitive position, particularly in North America. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. During fiscal 2004, the Company consolidated its Skipton, England optical comparator manufacturing into its manufacturing facility in Jedburgh, Scotland. The cost of this move, including severance costs, was approximately $800,000, which was partially offset by a $662,000 gain on the sale of the real estate reported during the first quarter of fiscal 2005. The Company is trying to sell its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans division facilities in Puerto Rico and Charleston, South Carolina will also be transferred to the Dominican Republic at an adjacent site. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Elmhurst facility, which was sold during the fourth quarter of fiscal 2005. It has also consolidated its Gardner, Massachusetts product development facility into the Company’s Athol, Massachusetts facility during fiscal 2005. The Company also sold the assets of its CMM division to a third party in fiscal 2005.

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

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and of particular importance in fiscal 2003 and 2004 the previously discussed charges connected with the now concluded government investigation of the CMM division.

The allowance for doubtful accounts and sales returns of $1.1 million and $1.4 million at the end of fiscal 2005 and 2004, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, the Company may be required to increase the inventory reserve and, as a result, gross profit margin could be adversely affected.

The Company generally values Property, Plant and Equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value.

Accounting for income taxes requires estimates of future tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, the Company provides a valuation allowance related to the asset. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations.

Pension and postretirement medical costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (footnote 6).

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$5.6	$0.9	$1.8	$1.9	$1.0
Long-term debt obligations	3.7	0.8	2.9	—	—
Operating lease obligations	3.4	0.5	1.9	0.9	0.1
Interest payments	4.8	0.8	1.6	1.6	0.8
Purchase obligations	11.9	11.9	—	—	—

Total	$29.4	$14.9	$8.2	$4.4	$1.9

It is assumed that certain items would continue on an annual basis after year 5. One year of payment has been included in the greater than 5 years column for disclosure purposes. Total future payments cannot be reasonably estimated beyond year 5.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2005, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company has filed with the Securities And Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2005 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 40% of the Company’s sales and 20% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Industrial Manufacturing Sector: The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company does not have a substantial market presence. Accordingly, economic weakness in the industrial manufacturing sector may, and in some cases has, resulted in decreased demand for certain of the Company’s products, which adversely affects performance. Economic weakness in the consumer market will also adversely impact the Company’s performance. In the event that demand for any of the Company’s products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

Risks Related to Shifts in Manufacturing: The Company’s primary customers are in the manufacturing business and, in particular, in the metal working industry. Manufacturing is shifting to low wage countries where the Company does not have a substantial market presence. As a result, unless the Company can penetrate these markets, the Company’s sales and performance may be adversely affected.

Risks Related to Competition: The Company’s business is subject to direct and indirect competition from both domestic and foreign firms. In particular, low-wage foreign sources have created severe competitive pricing pressures. Under certain circumstances, including significant changes in U.S. and foreign currency relationships, such pricing pressures tend to reduce unit sales and/or adversely affect the Company’s margins.

Risks Related to Customer Concentration: Sales to the Company’s two biggest customers accounted for approximately 17% of revenues in fiscal 2005. The Company has ended its relationship with W.W.Grainger, which was previously one of the three largest customers, during fiscal 2005. The loss or reduction in orders by any of the remaining customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations. Indeed, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers’ compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for health benefits and retains risk in the form of deductibles and sublimits. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2005, the cost of steel rose approximately 10%. Because of competitive pressures, the Company generally has not been able to pass on these increases to the customer resulting in reduction to the gross margins. The cost of producing the Company’s products is also sensitive to the price of energy. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Although the Company’s domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders’ equity and book value per share.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (the “Company”) as of June 25, 2005 and June 26, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 25, 2005 and June 26, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 25, 2005, based on Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As more fully described in the notes to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 during the year ended June 28, 2003.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 8, 2005

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

For the years ended in June (in thousands of dollars except per share data)

	2005	2004	2003
OPERATIONS

Net sales	$195,909	$179,996	$175,711
Cost of goods sold	(142,164)	(136,703)	(137,036)
Selling, general and administrative expense	(50,974)	(47,910)	(46,169)
Other income (expense)	2,442	(270)	(585)

Income (loss) before income taxes and cumulative effect of change in accounting principle	5,213	(4,887)	(8,079)
Income taxes (benefit)	1,184	(2,535)	(3,590)

Income (loss) before cumulative effect of change in accounting principle	$4,029	$(2,352)	$(4,489)
Cumulative effect of change in accounting for goodwill			(6,086)

Net income (loss)	$4,029	$(2,352)	$(10,575)

Basic and diluted income (loss) per share:
Before cumulative effect of accounting change	$0.61	$(0.35)	$(0.68)
Cumulative effect of change in accounting for goodwill			(0.92)

	$0.61	$(0.35)	$(1.60)

Average outstanding shares used in per share calculations (in thousands)
Basic	6,647	6,649	6,608
Diluted	6,660	6,649	6,608

Dividends per share	$0.40	$0.40	$0.70

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

For the years ended in June (in thousands of dollars)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,029	$(2,352)	$(10,575)
Noncash operating activities:
Cumulative effect of change in accounting principle	—	—	6,086
Gain from sale of real estate and CMM assets	(2,794)	—	—
Depreciation and amortization	10,303	10,880	10,988
Deferred taxes	(687)	(3,331)	(3,875)
Unrealized transaction losses (gains)	(164)	(33)	453
Retirement benefits	(1,953)	(719)	(1,338)
Working capital changes:
Receivables	4,693	(529)	695
Inventories	(11,071)	11,109	22,345
Other current assets	2,025	(1,888)	(3,927)
Other current liabilities	(2,801)	5,480	3,086
Prepaid pension cost and other	968	282	398

Net cash from operating activities	2,548	18,899	24,336

Cash flows from investing activities:
Additions to plant and equipment	(6,848)	(6,345)	(5,860)
(Increase) decrease in investments	3,536	(9,412)	(11,783)
Proceeds from sale of real estate and CMM assets	4,715	—	—

Net cash from (used in) investing activities	1,403	(15,757)	(17,643)

Cash flows from financing activities:
Short-term borrowings	3,012	518	436
Short-term debt repayments	(1,237)	(188)	(808)
Long-term borrowings	350	741	1,009
Long-term debt repayments	(1,681)	(2,318)	(3,000)
Common stock issued	848	423	2,453
Treasury shares purchased	(675)	(632)	(658)
Dividends	(2,660)	(2,658)	(4,619)

Net cash used in financing activities	(2,043)	(4,114)	(5,187)
Effect of translation rate changes on cash	88	149	128

Net increase (decrease) in cash	1,996	(823)	1,634
Cash beginning of year	2,483	3,306	1,672

Cash end of year	$4,479	$2,483	$3,306

Supplemental cash flow information:
Interest paid	$894	$1,076	$848
Taxes paid (recovered), net	$1,775	$56	$(958)
Non-cash capital lease financing	—	—	$3,000

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	June 25 2005	June 26 2004
ASSETS
Current assets:
Cash	$4,479	$2,483
Investments	28,627	32,023
Accounts receivable (less allowance for doubtful accounts of $1,125 and $1,358)	30,627	33,434
Inventories:
Raw materials and supplies	16,075	8,510
Goods in process and finished parts	17,763	16,780
Finished goods	23,145	17,987

Total inventories	56,983	43,277
Prepaid expenses, taxes and other current assets	9,820	11,534

Total current assets	130,536	122,751

Property, plant and equipment, at cost:
Land	1,747	1,879
Buildings (less accumulated depreciation of $20,133 and $19,937)	20,627	20,900
Machinery and equipment (less accumulated depreciation of $89,540 and $80,789)	38,400	40,080

Total property, plant and equipment	60,774	62,859

Prepaid pension cost	32,297	32,370
Other assets	507	944

	$224,114	$218,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$3,772	$2,102
Accounts payable and accrued expenses	16,867	16,205
Accrued salaries and wages	4,596	4,375

Total current liabilities	25,235	22,682
Deferred income taxes	10,551	14,214
Long-term debt	2,885	2,536
Accumulated postretirement benefit obligation	17,017	17,209

Total liabilities	55,688	56,641

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shrs. auth.; 5,457,786 outstanding at June 25, 2005, 5,396,679 outstanding at June 26, 2004)	5,458	5,397
Class B common stock $1 par (10,000,000 shrs. auth.; 1,206,266 outstanding at June 25, 2005, 1,250,106 outstanding at June 26, 2004)	1,206	1,250
Additional paid-in capital	50,466	49,934
Retained earnings reinvested and employed in the business	130,361	129,282
Accumulated other comprehensive loss	(19,065)	(23,580)

Total stockholders’ equity	168,426	162,283

	$224,114	$218,924

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

For the years ended in June, 2003 through 2005

(in thousands)

	Common Stock Outstanding ($1 Par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 29, 2002	$6,544	$47,858	$150,029	$(24,090)	$180,341
Comprehensive loss:
Net loss			(10,575)		(10,575)
Unrealized net gain on investments				152	152
Minimum pension liability				(3,207)	(3,207)
Translation gain, net				1,064	1,064

Total comprehensive loss					(12,566)
Dividends ($0.70 per share)			(4,619)		(4,619)
Treasury shares:
Purchased	(39)	(331)	(288)		(658)
Issued	142	2,159			2,301
Options exercised	12	140			152

Balance, June 28, 2003	6,659	49,826	134,547	(26,081)	164,951
Comprehensive income:
Net loss			(2,352)		(2,352)
Unrealized net loss on investments				(56)	(56)
Minimum pension liability, net				765	765
Translation gain, net				1,792	1,792

Total comprehensive income					149
Dividends ($0.40 per share)			(2,658)		(2,658)
Treasury shares:
Purchased	(40)	(337)	(255)		(632)
Issued	24	357			381
Options exercised	4	88			92

Balance, June 26, 2004	6,647	49,934	129,282	(23,580)	162,283
Comprehensive income:
Net income			4,029		4,029
Unrealized net gain on investments				109	109
Minimum pension liability, net				(1,142)	(1,142)
Translation gain, net				5,548	5,548

Total comprehensive income					8,544
Dividends ($0.40 per share)			(2,660)		(2,660)

Treasury shares:
Purchased	(42)	(343)	(290)		(675)
Issued	21	350			371
Options exercised	38	525			563

Balance, June 25, 2005	$6,664	$50,466	$130,361	$(19,065)	$168,426

Note: Cumulative balances of unrealized net gain on investments, minimum pension liability and translation loss at June 25, 2005 are $59, $(3,584), and $(15,540), respectively.

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the business and principles of consolidation: The Company is in the business of manufacturing industrial, professional, and consumer measuring and cutting tools and related products. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers, and tradesmen such as builders, carpenters, plumbers, and electricians. The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company’s fiscal year ends on the last Saturday in June. The fiscal years of the Company’s major foreign subsidiaries end in May.

Financial instruments and derivatives: The Company’s financial instruments consist primarily of current assets, except inventory, current liabilities, and long-term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company does not enter into derivative arrangements.

Investments: Investments consist primarily of marketable securities such as treasury bills, certificates of deposit, municipal securities, and money market funds. The Company considers all its investments “available for sale.” As such, these investments are carried at market, with unrealized temporary gains and losses recorded as a component of stockholders’ equity. Included in investments at June 25, 2005 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Most other investments have maturities of less than one year.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years, computer hardware and software 3 to 7 years. Long-lived assets are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Included in buildings and machinery and equipment at June 25, 2005 are $1.8 million and $4.9 million, respectively, of construction in progress.

Inventories: Inventories are stated at the lower of cost or market. For approximately 57% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories are $22.9 million and $19.9 million at the end of 2005 and 2004, respectively, such amounts being approximately $21.8 and $20.1 million, respectively, less than if determined on a FIFO basis. During 2004 the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years.

The effect of the LIFO inventory reduction was to increase 2004 and 2003 net earnings by approximately $980,000 ($.15 per share) and $575,000 ($.09 per share), respectively.

Revenue recognition: Revenue is recognized when inventory is shipped to the customer or installed if installation is necessary. While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Freight Costs: The Company incurred approximately $5.0 million, $4.8 million and $4.6 million in outbound shipping costs in fiscal 2005, 2004 and 2003, respectively. Approximately 25% of these shipping costs were billed to, and reimbursed by, customers. Beginning with the March 2005 quarter, the Company began recording all outbound freight as cost of sales rather than the previous practice of netting such costs against sales. Prior period amounts have not been reclassified as they are immaterial to the consolidated statements of operations.

Warranty expense: The Company’s warranty obligation is generally one year from shipment to the end user and is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Any such failures tend to occur soon after shipment. Historically, the Company has not incurred significant warranty expense and consequently its warranty reserves are not material. In the event a material warranty liability is deemed probable, a reserve is established for the event.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $44 million of undistributed earnings of foreign subsidiaries as of June 25, 2005 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs were expensed as follows: $3,323,000 in 2005, $3,048,000 in 2004 and $2,929,000 in 2003.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 13,816, 13,701, and 7,329 of potentially dilutive common shares in 2005, 2004 and 2003 resulting from shares issuable under its stock option plan. For 2005 these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expense items are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the “Accumulated Other Comprehensive Loss” account included as part of stockholders’ equity.

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

2. CHANGE IN ACCOUNTING FOR GOODWILL

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” as of June 30, 2002, the first day of fiscal 2003, and performed a transitional fair value based impairment test as of that date. As a result, a non-cash impairment charge of $6,086,000 ($.92 per share), relating primarily to the acquisition of the Company’s Evans Rule division in 1986, was recorded as of the first day of fiscal 2003 and related amortization of $268,000 per year was discontinued. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying Statements of Operations and Cash Flows. There were no income taxes associated with the charge.

3. RECENT ACCOUNTING PRONOUNCEMENTS

FSP FASB 109-1 and 109-2: In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company’s results of operations or financial position for fiscal year 2005 because the manufacturer’s deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer’s deduction will have in subsequent years.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. The Company has just begun this evaluation process. At the present time, deferred taxes have not been recorded on approximately $44 million of undistributed earnings of foreign subsidiaries or the related unrealized translation adjustments because such amounts are considered permanently invested, and it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

4. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2005	2004	2003
Interest income	$991	$779	$710
Interest expense and commitment fees	(884)	(1,080)	(697)
Realized and unrealized translation gains (losses), net	(144)	174	(390)
Gain on sale of real estate and CMM assets	2,794
Other expense	(315)	(143)	(208)

	$2,442	$(270)	$(585)

5. INCOME TAXES

Components of income (loss) before income taxes and cumulative effect of change in accounting principles (in thousands):

	2005	2004	2003
Domestic operations	$(805)	$(6,397)	$(8,545)
Foreign operations	6,018	1,510	466

	$5,213	$(4,887)	$(8,079)

The provision for income taxes consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$102	$35	$50
Foreign	1,538	587	234
State	231	174	1
Deferred	(687)	(3,331)	(3,875)

	$1,184	$(2,535)	$(3,590)

Pretax domestic taxable income (loss) was $2,937,000, $2,000,000 and $(9,557,000) in 2005, 2004 and 2003, respectively. A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

	2005	2004	2003
Expected tax expense (benefit)	$1,772	$(1,662)	$(4,816)
Increase (decrease) from:
State and Puerto Rico taxes, net of federal benefit	(630)	(985)	(1,126)
Foreign taxes, net of federal credits	(510)	2	235
Tax vs. book basis – UK (sale of bldg.)	(225)
Goodwill writeoff	—	—	2,069
Foreign NOL valuation allowance	1,243
Reduction of tax reserve	(500)
Other	34	110	48

Actual tax expense (benefit)	$1,184	$(2,535)	$(3,590)

Income tax expense for fiscal 2005 was increased by an adjustment to the net deferred tax balances resulting from a revision to the estimated combined state rate and an increase in the valuation allowance for certain foreign loss which are not likely to be realized. This was offset by a reduction in the tax reserves as a result of the close out of certain examination years.

Deferred income taxes at year end are attributable to the following (in thousands):

	2005	2004
Deferred assets:
Retiree medical benefits	$(6,381)	$(6,969)
Inventories	(2,256)	(4,200)
Domestic NOL carried forward 20 years	(2,216)	(2,562)
Foreign NOL carried forward indefinitely	(1,329)	(1,365)
Foreign tax credit carryforward expiring 2010-2016	(1,194)	(2,283)
Other	(1,281)	(987)

	(14,657)	(18,366)

Deferred liabilities:
Prepaid pension	11,205	13,497
Other employee benefits	(358)	370
Depreciation	4,756	6,125
Other	970	1,561

	16,573	21,553

Valuation reserve for foreign NOL and foreign tax credits	1,007	912

Net deferred tax liability	$2,923	$4,099

Current portion (net deferred asset)	$(7,628)	$(10,115)

Long-term portion (deferred liability)	$10,551	$14,214

Current portion (net deferred asset) is comprised of the following:

	2005	2004
Domestic operations	$(6,651)	$(8,370)
Foreign operations	(977)	(1,745)

	$(7,628)	$(10,115)

Foreign operations net deferred assets relate primarily to foreign NOL and foreign tax credits carryforwards.

Amounts related to foreign operations included in the long-term portion of deferred liabilities are not significant.

6. EMPLOYEE BENEFIT PLANS

The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for 2005, 2004 and 2003, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(611,000), $140,000 and $(678,000), respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The measurement date for the Company’s domestic pension and other benefit plans is June 30.

The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The

Company seeks a long-term investment return that is reasonable given prevailing capital market expectations. Target allocations are 50% to 70% in equities (including 10% to 20% in Company stock), and 30% to 50% in cash and debt securities.

The Company uses an expected long-term rate of return assumption of 8.0% for the domestic pension plan, and 6.9% for the nondomestic plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. The Company uses a discount rate assumption of 5.0% for the domestic plan and 5.2% for the nondomestic plan. In determining these assumptions, the Company considers published third party data appropriate for the plans. The change from the prior year discount rate for the domestic plan reflects the overall decline in comparable market rates for the applicable measurement dates.

The table below details assets by category for the Company’s domestic pension plan. These assets consist primarily of publicly traded equity and fixed income securities, including 997,817 shares of the Company’s common stock with a fair value of $18.2 million (17% of total plan assets) at June 30, 2005 and 1,015,999 shares of Company common stock with a fair value of $16.4 million (16% of total plan assets) at June 30, 2004. The majority of these shares are in the Company’s ESOP plan.

	2005	2004
Asset category:
Cash	9%	13%
Equities	69%	59%
Debt	22%	28%

	100%	100%

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$105,190	$100,829	$93,349
Service cost	3,235	3,245	3,278
Interest cost	6,630	6,104	6,490
Participant contributions	262	223	219
Exchange rate changes	2,927	3,362	3,066
Benefits paid	(4,572)	(3,836)	(3,648)
Actuarial (gain) loss	12,338	(4,737)	(1,925)

Benefit obligation at end of year	$126,010	$105,190	$100,829

Change in plan assets:
Fair value of plan assets at beginning of year	$128,690	$115,191	$126,154
Actual return on plan assets	12,319	13,931	(10,522)
Employer contributions	510	480	467
Participant contributions	262	223	219
Benefits paid	(4,572)	(3,836)	(3,648)
Exchange rate changes	3,767	2,701	2,521

Fair value of plan assets at end of year	$140,976	$128,690	$115,191

Reconciliation of funded status:
Funded status	$14,966	$23,500	$14,362
Unrecognized actuarial gain	19,266	9,958	19,009
Unrecognized transition asset	(204)	(981)	(1,922)
Unrecognized prior service cost	3,389	3,382	3,698

Prepaid pension cost	$37,417	$35,859	$35,147

	2005	2004	2003
Amounts recognized in statement of financial position:
Prepaid benefit cost	$38,156	$36,705	$36,172
Accrued benefit liability	(6,638)	(5,259)	(6,606)
Intangible asset	779	924	999
Accumulated other comprehensive income	5,120	3,489	4,582

Prepaid pension cost	$37,417	$35,859	$35,147

Accumulated benefit obligation at year-end for all pension plans	$111,650	$96,113	$92,571

Year-end information for plans with accumulated benefit obligations in excess of plan assets (primarily nondomestic):
Projected benefit obligation	$31,836	$32,069	$28,832
Accumulated benefit obligation	31,142	31,300	26,617
Fair value of plan assets	25,841	26,040	22,011

Components of net periodic benefit cost (benefit):
Service cost	$3,152	$3,245	$3,278
Interest cost	6,479	6,104	6,490
Expected return on plan assets	(10,288)	(9,387)	(10,271)
Amortization of prior service cost	433	421	408
Amortization of transition asset	(982)	(973)	(956)
Recognized actuarial gain	(1)	292	(58)

Net periodic benefit cost	$(1,207)	$(298)	$(1,109)

Weighted average assumptions:
Discount rate	5.00%	6.25%	6.00%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%	3.25%

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

Change in benefit obligation:
Benefit obligation at beginning of year	$15,716	$17,839	$15,649
Service cost	516	657	633
Interest cost	952	1,037	1,057
Plan amendments	—	(1,360)	—
Benefits paid	(1,250)	(1,312)	(1,047)
Actuarial (gain) loss	995	(1,145)	1,547

Benefit obligation at end of year	$16,929	$15,716	$17,839

Reconciliation of funded status:
Funded status	$(16,929)	$(15,716)	$(17,839)
Unrecognized actuarial gain	3,412	2,481	3,750
Unrecognized prior service cost	(3,500)	(3,974)	(2,968)

Accrued benefit liability	$(17,017)	$(17,209)	$(17,057)

Components of net periodic benefit cost:
Service cost	$517	$657	$633
Interest cost	952	1,037	1,057
Amortization of prior service cost	(474)	(353)	(353)
Recognized actuarial gain	63	123	56

Net periodic benefit cost	$1,058	$1,464	$1,393

	2005	2004	2003
Weighted average assumptions:
Discount rate	5.00%	6.25%	6.00%
Rate of compensation increase	3.25%	3.25%	3.25%

A 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006. The rate was assumed to decrease gradually to 5.0% for 2015 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$102	$(86)
Effect on postretirement benefit obligation	789	(674)

For fiscal 2006, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23,000 to the nonqualified domestic pension plan, $545,000 to the nondomestic pension plan, and $884,000 to the retiree medical and life insurance plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal year	Pension	Other Benefits
2006	$4,588	$884
2007	4,724	874
2008	5,079	886
2009	5,277	915
2010	5,394	987
2011-2015	30,475	5,273

In December 2003, legislation was enacted providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company does not expect this legislation to materially impact plan obligations, and has not reflected any potential effects of the legislation.

7. DEBT

At year end, long-term debt consists of the following (in thousands):

	2005	2004
Capitalized lease obligations payable in Brazilian currency, due 2006 to 2010, 17% to 25%	$3,655	$3,971
Revolving credit agreement	—	—

	3,655	3,971

Less current maturities	770	1,435

	$2,885	$2,536

The revolving credit agreement, which was amended on April 29, 2005, is for $15 million, expires September 13, 2007; and requires commitment fees of .25%. Interest rates vary from LIBOR plus .5% to LIBOR plus 2% depending on EBITDA. The Company must maintain tangible net worth of $145 million and an EBITDA (as defined) to debt service ratio of at least 1.5. The Company has issued $890,000 of standby letters of credit under this agreement that guarantee future payments which may be required under certain insurance programs.

Current notes payable carry interest at a rate of LIBOR plus 1% to LIBOR plus 4%. Interest expense, prior to capitalization of interest on self-constructed assets, was $884,000, $1,080,000, and $761,000 in 2005, 2004, and 2003. Long-term debt maturities from 2006 to 2008 are as follows: $707,000, $583,000, and $1,246,000.

The Company provides guarantees of debt for its Brazilian and Scottish subsidiaries of up to $6.0 million and $1.8 million, respectively. Outstanding debt covered by these guarantees is reflected on the Company’s Consolidated Balance Sheet as of June 25, 2005.

8. COMMON STOCK

Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company’s outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in 2010.

Under the Company’s employee stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options were exercisable at fiscal year ends. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price At Grant	Shares Available For Grant
Balance, June 29, 2002	48,949	$17.48	714,413
Options authorized			800,000
Options granted ($14.96 and $10.80)	82,567	13.28	(82,567)
Options exercised ($13.22 and $11.10)	(11,724)	12.93
Options canceled	(51,720)		(693,936)

Balance, June 28, 2003	68,072	13.20	737,910
Options granted ($12.07 and $13.18)	36,919	12.65	(36,919)
Options exercised ($12.29 and $13.26)	(3,322)	12.80
Options canceled	(28,122)		25,462

Balance, June 26, 2004	73,547	12.78	726,453
Options granted ($16.32 and $14.94)	29,871	15.70	(29,871)
Options exercised ($14.96 and $10.80)	(37,836)	12.61
Options Canceled	(27,344)		27,344

Balance, June 25, 2005	38,238	14.57	723,926

The following information relates to outstanding options as of June 25, 2005:

Weighted average remaining life		1.4 years
Weighted average fair value on grant date of options granted in:	2003	$4.00
	2004	$3.50
	2005	$4.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: volatility - 21% to 29%, interest - 1.5% to 3.5%, and expected lives - 2 years.

9. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

10. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 25, 2005. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 11% of sales in 2005, 12% in 2004 and 14% in 2003.

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

The Company’s operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company’s sales and long- lived assets are as follows (in thousands):

	2005	2004	2003
Sales
North America	$124,597	$123,149	$124,006
United Kingdom	30,882	27,409	28,910
Brazil	47,798	35,756	29,630
Eliminations and other	(7,368)	(6,318)	(6,835)

Total	$195,909	$179,996	$175,711

Long-lived Assets
North America	$77,458	$80,490	$83,790
United Kingdom	7,145	8,482	7,978
Brazil	12,047	8,501	9,446
Other	2,049	2,189	1,894

Total	$98,699	$99,662	$103,108

QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Profit	Earnings (Loss) Before Income Taxes	Net Earnings (Loss)	Basic Earnings (Loss) Per Share
Sep. 2003	$40,675	$9,735	$(1,950)	$(1,095)	$(0.16)
Dec. 2003	45,420	8,392	(3,109)	(1,833)	(0.28)
Mar. 2004	44,945	11,928	180	444	0.07
Jun. 2004	48,956	13,238	(8)	132	0.02

	$179,996	$43,293	$(4,887)	$(2,352)	$(0.35)

Sep. 2004	$46,795	$13,358	$2,014	$1,664	$0.25
Dec. 2004	49,255	13,824	1,633	1,312	0.20
Mar. 2005	50,028	12,525	51	149	0.02
Jun. 2005	49,831	14,038	1,515	904	0.14

	$195,909	$53,745	$5,213	$4,029	$0.61

The Company’s Class A common stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no such changes in or disagreements with its independent auditors.

Item 9A - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control over financial reporting in our accounting for income taxes, as described below. Due to this material weakness, in preparing our financial statements at and for the year ended June 25, 2005, we performed additional procedures relating to our accounting for income taxes to ensure that such financial statements were stated fairly in all material respects in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and acquisitions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management determined that as of June 25, 2005, we did not maintain effective internal control over financial reporting, due to a material weakness as a result of deficiencies in both the design and operating effectiveness of controls associated with our accounting for income taxes. These deficiencies were concluded to represent a material weakness due to the potential for misstatements and the lack of other mitigating controls to detect potential misstatements.

Management’s Remediation Plans:

•	In addition to the use of a tax balance sheet in accordance with FAS 109, we intend to take the following actions to improve and remediate the material weakness in our internal control over financial reporting:

•	We will implement additional and enhanced internal reviews in the tax area, including tax rate reconciliations, commencing in the first quarter of fiscal 2006. We will implement new tax accounting software to improve controls over complex spreadsheet models during the first half of fiscal 2006. We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified by management. The Audit Committee will monitor the progress of our remediation efforts.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 25, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The L.S. Starrett Company

Athol, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The L.S. Starrett Company and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 25, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified as a material weakness in management’s assessment:

Accounting for Income Taxes. Deficiencies existed in both the design and operating effectiveness of controls associated with the Company’s accounting for income taxes. These deficiencies included the adequacy and accuracy of the detail records supporting tax accounts. The deficiencies did not result in adjustments to the financial statements. The deficiencies were concluded to represent a material weakness in the aggregate due to the potential for misstatements and the lack of mitigating controls to detect misstatements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 25, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of June 25, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, consolidated statement of operations and cash flows as of and for the year ended June 25, 2005 of the Company and our report dated September 8, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the change in accounting for goodwill and other long-lived assets.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 8, 2005

Item 9B - Other Information

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The information concerning the Directors of the Registrant is contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 12, 2005 (the “2005 Proxy Statement”), which will be mailed to stockholders on or about September 19, 2005. The information in that portion of the 2005 proxy is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	53	2001	President and CEO and Director

Randall J. Hylek	50	2005	Treasurer and Chief Financial Officer

Anthony M. Aspin	52	2000	Vice President Sales

Stephen F. Walsh	59	2003	Senior Vice President Operations and Director

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001. From 2002 until he joined the company, Mr. Hylek served as interim Vice President, Finance of Cooper Wiring Devices, a manufacturer of electrical wiring products, a transitional Finance Manager at MCI (formerly World Com), and as an outside consultant for Sarbanes-Oxley implementation at various medium and large public companies. From 1999 to 2002 he was Vice President Finance for CTC Communications, a telecommunications provider. Anthony M. Aspin was previously a divisional sales manager with the Company. Stephen F. Walsh was previously President of the Silicon Carbide Division of Saint-Gobain Industrial Ceramics before joining the Company in 2003 as Vice President Operations. The positions listed above represent their principal occupations and employment during the last five years.

The President and Treasurer hold office until the first meeting of the directors following the next annual meeting of stockholders and until their respective successors are chosen and qualified, and each other officer holds office until the first meeting of directors following the next annual meeting of stockholders, unless a shorter period shall have been specified by the terms of his election or appointment or, in each case, until he sooner dies, resigns, is removed or becomes disqualified.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Code of Ethics

The Company has adopted a Policy on Business Conduct and Ethics (the “Ethics Policy”) applicable to all directors, officers and employees of the Company. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Ethics Policy as well as any waivers under the Ethics Policy granted to directors and executive officers, if any, are available on the Company’s website at www.starrett.com. Stockholders may also obtain free of charge a printed copy of the Ethics Policy by writing to the Clerk of the Company at The L.S. Starrett, 121 Crescent Street, Athol, MA 01331.

Item 11 - Executive Compensation

The information concerning management remuneration is contained in (i) General Information Relating to the Board of Directors and Its Committees, and (ii) in Sections C-G of Part I (pages 8-14) in the Company’s 2005 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a) The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2002 Employees’ Stock Purchase Plan (“2002 Plan”) as of June 25, 2005. The 2002 Plan was approved by stockholders at the Company’s 2002 annual meeting and shares of Class A or Class B Common Stock may be issued under the Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	38,238	14.57	723,926
Equity compensation plans not approved by security holders	0		0

Total	38,238	14.57	723,926

(b) Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2005 Proxy Statement, and is hereby incorporated by reference.

(c) Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained under the heading “Security Ownership of Management” in Section I of Part I (pages 15-17) in the Company’s 2005 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

(d) The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions

(a)	Transactions with management and others: None

(b)	Certain business relationships: Not applicable

(c)	Indebtedness of management: None

(d)	Transactions with promoters: Not applicable

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I (page 7) in the Company’s 2005 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial statements filed in item 8 of this annual report:

Consolidated Statements of Operations for each of the three years in the Period ended June 25, 2005

Consolidated Statements of Cash Flows for each of the three years in the Period ended June 25, 2005

Consolidated Balance Sheets at June 25, 2005 and June 26, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the Period Ended June 25, 2005

Notes to Consolidated Financial Statements

2.	All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

3.	See Exhibit Index below. Compensatory plans or arrangements are identified by an “*.”

(b)	The following reports on Form 8-K were filed with or furnished to the SEC in the last quarter of the period covered by this report:

The Company furnished a report on Form 8-K on May 7, 2005 announcing it had issued a quarterly shareholder earnings letter for the March 2005 quarter.

(c)	See Exhibit Index below.

(d)	Not applicable.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

3a		Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

3b		Bylaws as amended September 16, 1999, filed with Form 10-Q for the quarter ended September 24, 1999, are hereby incorporated by reference.

4		Second Amended and Restated Rights Agreement, dated as of March 13, 2002, between the Company and Mellon Investor Services, as Rights Agent, including Form of Common Stock Purchase Rights Certificate, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10a		$25,000,000 Revolving Credit Agreement dated as of June 13, 2000 (the “Credit Agreement”), among The L.S. Starrett Company and Fleet National Bank filed with Form 10-K for the year ended June 24, 2000 is hereby incorporated by reference.

10b		Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10c	*	The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10e	2002 Employees’ Stock Purchase Plan filed with Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated by reference.

10f	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10g	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10h	Amendment dated as of March 1, 2004 to the Company’s Credit Agreement, filed with Form 10-Q for the quarter ended March 27, 2004, is hereby incorporated by reference.

10i	Amendment dated April 29, 2005 to the Company’s Credit Agreement filed herewith.

11	Earnings per share – Schedule has not been filed for 2005 since in the only income year the diluted shares had no impact on the per share amounts presented.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2003 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY
(Registrant)

By	/S/ RANDALL J. HYLEK
Randall J. Hylek,
Treasurer and Chief Financial Officer

Date: September 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/ DOUGLAS A. STARRETT	/S/ ANTONY MCLAUGHLIN
Douglas A. Starrett, Sep. 9, 2005	Antony McLaughlin, Sep. 9, 2005
President, CEO and Director	President Starrett Industria e
Comercio, Ltda, Brazil

/S/ RALPH G. LAWRENCE	/S/ TERRY A. PIPER
Ralph G. Lawrence, Sep. 9, 2005	Terry A. Piper, Sep. 9, 2005
Director	Director

/S/ RICHARD B. KENNEDY	/S/ ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sep. 9, 2005	Robert L. Montgomery, Jr., Sep. 9, 2005
Director	Director

/S/ STEVEN G. THOMSON	/S/ STEPHEN F. WALSH
Steven G. Thomson, Sep. 9, 2005	Stephen F. Walsh, Sep. 9, 2005
Chief Accounting Officer	Senior Vice President Operations and Director