Form 10-Q
period 2005-09-24
STARRETT L S CO
filed 2005-11-02
CIK 93676

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

                                 FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 24, 2005

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

                             YES  X  NO____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES     NO  X

Common Shares outstanding as of October 19, 2005:

     Class A Common Shares      5,567,365

     Class B Common Shares      1,092,056

                                 Page 1 of 15

THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -

                  thirteen weeks ended September 24, 2005

                  and September 25, 2004 (unaudited)                     3

                  Consolidated Statements of Cash Flows -

                  thirteen weeks ended September 24, 2005

                  and September 25, 2004 (unaudited)                     4

                  Consolidated Balance Sheets - September 24,

                  2005 (unaudited) and June 25, 2005                     5

                  Consolidated Statements of Stockholders'

                  Equity - thirteen weeks ended September 24,

                  2005 and September 25, 2004 (unaudited)                6

                  Notes to Consolidated Financial Statements            7-8

      Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                      8-13

      Item 3.  Quantitative and Qualitative Disclosures About

               Market Risk                                              14

      Item 4.  Controls and Procedures                                  14

Part II.  Other information:

      Item 1.  Legal Proceedings                                        14

      Item 2.  Changes in Securities and Use of Proceeds                14

      Item 4.  Submission of Matters to a Vote of Security Holders      15

      Item 6.  Exhibits and reports on Form 8-K                         15

SIGNATURES                                                              15

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY

                   Consolidated Statements of Operations

         (in thousands of dollars except per share data)(unaudited)

                                                         13 Weeks Ended

                                                        9/24/05  9/25/04

Net sales                                                47,531   46,795

Cost of goods sold                                      (37,515) (33,437)

Selling and general expense                             (12,590) (11,849)

Other (expense) income                                      (94)     505

(Loss) earnings before income taxes                      (2,668)   2,014

Income (benefit) taxes                                     (824)     350

Net (loss) earnings                                      (1,844)   1,664

Basic and diluted (loss) earnings per share                (.28)     .25

Average outstanding shares used in

  per share calculations (in thousands)

    Basic                                                 6,663    6,648

    Diluted                                               6,670    6,663

Dividends per share                                         .10      .10

               See notes to consolidated financial statements

                                 Page 3 of 15

                         THE L. S. STARRETT COMPANY

                    Consolidated Statements of Cash Flows

                    (in thousands of dollars)(unaudited)

                                                           13 Weeks Ended

                                                          9/24/05  9/25/04

                                                                 (as restated)

Cash flows from operating activities:

   Net (loss) earnings                                     (1,844)   1,664

   Noncash operating activities:

Gain from sale of real estate                             0     (662)

      Depreciation and amortization                         2,536    2,561

      Deferred taxes                                         (883)      52

      Unrealized transaction (gains) losses                   (56)       0

      Retirement benefits                                     (77)    (476)

   Working capital changes:

      Receivables                                             818      933

      Inventories                                          (1,875)  (2,368)

      Other current assets                                    390    1,509

Other current liabilities                            (1,227)  (1,798)

   Prepaid pension cost and other                             153      277

         Net cash (used in) from operating activities      (2,065)   1,692

Cash flows from investing activities:

   Additions to plant and equipment                        (2,033)  (1,680)

   Proceeds from sale of real estate                            0    1,522

   Decrease (increase) in investments                       4,987     (480)

         Net cash provided from (used in) investing

          activities                                        2,954     (638)

Cash flows from financing activities:

   Short-term borrowings                                      370      650

   Short-term debt repayments                                (850)    (217)

   Long-term debt repayments                                 (133)     (85)

   Common stock issued                                         15      126

   Treasury shares purchased                                 (170)       0

   Dividends                                                 (666)    (665)

         Net cash used in financing activities             (1,434)    (191)

Effect of exchange rate changes on cash                        32      (9)

Net (decrease) increase in cash                              (513)     854

Cash, beginning of period                                   4,479    2,483

Cash, end of period                                         3,966    3,337

               See notes to consolidated financial statements

                                 Page 4 of 15

                         THE L. S. STARRETT COMPANY

                         Consolidated Balance Sheets

                          (in thousands of dollars)

                                                      Sept. 24     June 25

                                                         2005        2005

ASSETS                                               (unaudited)

Current assets:

   Cash                                                  3,966       4,479

   Investments                                          23,572      28,627

   Accounts receivable (less allowance for doubtful

         accounts of $1,159 and $1,125)                 29,911      30,627

   Inventories:

      Raw materials and supplies                        17,553      16,075

      Goods in process and finished parts               18,435      17,763

      Finished goods                                    23,137      23,145

                                                        59,125      56,983

   Prepaid expenses, taxes and other current assets      9,460       9,820

                  Total current assets                 126,034     130,536

Property, plant and equipment, at cost (less

      accumulated depreciation of $111,990

      and $109,673)                                     60,470      60,774

Prepaid pension cost                                    32,237      32,297

Other assets                                               556         507

                                                       219,297     224,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable and current maturities                  3,410       3,772

   Accounts payable and accrued expenses                14,522      16,867

   Accrued salaries and wages                            4,400       4,596

                  Total current liabilities             22,332      25,235

Deferred income taxes                                   11,036      10,551

Long-term debt                                           2,820       2,885

Accumulated postretirement medical benefit obligation   16,938      17,017

                  Total liabilities                     53,126      55,688

Stockholders' equity:

   Class A Common $1 par (20,000,000 shares authorized;

     5,559,725 outstanding at 9/24/05; 5,457,786

     outstanding at 6/25/05                              5,560       5,458

   Class B Common $1 par (10,000,000 shares authorized;

     1,095,207 outstanding at 9/24/05; 1,206,266

     outstanding at 6/25/05                              1,095       1,206

   Additional paid-in capital                           50,411      50,466

   Retained earnings reinvested and employed in

     the business                                      127,774     130,361

   Accumulated other comprehensive loss                (18,669)    (19,065)

                  Total stockholders' equity           166,171     168,426

                                                       219,297     224,114

               See notes to consolidated financial statements

                                 Page 5 of 15

                         THE L. S. STARRETT COMPANY

               Consolidated Statements of Stockholders' Equity

   For the Thirteen Weeks Ended September 24, 2005 and September 25, 2004

                          (in thousands of dollars)

                                 (unaudited)

                           Common      Addi-            Accumulated

                          Stock Out-  tional               Other

                          standing   Paid-in   Retained Comprehensive

                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 26, 2004        6,647    49,934   129,282   (23,580)  162,283

Comprehensive income:

  Net earnings                                   1,664               1,664

  Unrealized net gain

    on investments                                            89        89

  Translation gain, net                                      882       882

Total comprehensive income (loss)                                    2,635

Dividends ($.10 per share)                        (665)               (665)

Treasury shares issued           8       118                           126

Balance September 25, 2004   6,655    50,052   130,281   (22,609)  164,379

Balance June 25, 2005        6,664    50,466   130,361   (19,065)  168,426

Comprehensive income:

  Net (loss)                                    (1,844)             (1,844)

  Unrealized net loss

    on investments                                            (2)       (2)

  Translation gain, net                                      398       398

Total comprehensive (loss)                                          (1,448)

Dividends ($.10 per share)                        (666)               (666)

Treasury shares:

 Purchased                     (10)      (83)      (77)               (170)

 Issued                          1        14                            15

Stock Purchase Plan              0        14                            14

Balance September 24, 2005   6,655    50,411   127,774   (18,669)  166,171

Cumulative Balance:

Translation loss                                       (15,142)

Unrealized gain on investments                              57

Minimum pension liability                               (3,584)

                                                         (18,669)

               See notes to consolidated financial statements

                                 Page 6 of 15

                         THE L. S. STARRETT COMPANY

            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 24,

2005 and June 25, 2005; the results of operations and cash flows for the thirteen weeks ended September 24, 2005 and September 25, 2004; and changes in stockholders' equity for the thirteen weeks ended September 24, 2005 and September 25, 2004.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 25, 2005, and these financial statements should be read in conjunction with said annual report. The cash flow statement in the September 2004 quarter has been restated to properly reflect the gain on the sale of the Company’s Skipton, England manufacturing facility.

Shares used to compute basic and diluted loss per share are the same in the September 2005 quarter since the inclusion of common stock equivalents (6,852 shares) is antidilutive in periods with a loss.  For the September 2004 quarter these shares had no impact on the per share calculation due to their magnitude.

Included in investments at September 24, 2005 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Other (expense) income is comprised of the following (in thousands):

                                                     Thirteen Weeks

                                                    Ended September

                                                     2005     2004

        Interest income                               292      235

        Interest expense and commitment fees         (336)    (195)

        Realized and unrealized exchange

           gains (losses), Net                         41     (147)

        Gain on sale of real estate                            662

        Other                                         (91)     (50)

           Other (expense) income                     (94)     505

Net periodic costs (benefits) for the Company's defined benefit pension plans consists of the following (in thousands):

                                                     Thirteen Weeks

                                                    Ended September

                                                     2005     2004

   Service cost                                       957      804

   Interest cost                                    1,624    1,648

   Expected return on plan assets                  (2,613)  (2,578)

   Amort. of transition obligation                     (1)    (245)

   Amort. of prior service cost                       107      107

   Amort. of unrecognized (gain)loss                   79        -

                                                      153    (264)

                                 Page 7 of 15

Net Periodic costs for the Company's postretirement medical plan consists of the following (in thousands):

                                                     Thirteen Weeks

                                                    Ended September

                                                     2005     2004

   Service cost                                       138      129

   Interest cost                                      206      238

   Amort. of prior service cost                      (119)    (118)

   Amort. of unrecognized loss                         32       16

                                                      257      265

Approximately 57% of all inventories are valued on the LIFO method.  At

September 24, 2005 and June 25, 2005, total inventories are approximately

$22 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

                                                  September   June

                                                    2005      2005

   Capitalized lease obligations payable in

     Brazilian currency due 2007-2009, 15%-25%     3,583     3,655

   Less current portion                              763       770

                                                   2,820     2,885

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

As more fully discussed below, the Company had a net loss of $1.8 million, or $.28 per share, in the first quarter of fiscal 2006 (fiscal 2006 quarter) compared to net earnings of $1.7 million, or $.25 per share, in the first quarter of fiscal 2005 (fiscal 2005 quarter).  Included in last year’s quarter is a $.7 million gain, both before and after tax, or $.10 per share, on the sale of the Company’s Skipton, England manufacturing facility.  For purposes of better understanding the results from the Company’s manufacturing and distribution operations, management reviews results excluding such items as this gain.  Without this gain, the Company’s net loss of $1.8 million in the current quarter compares to pro-forma income (non-GAAP) of $1.0 million or $.15 per share for the prior quarter.

Sales

Sales for the fiscal 2006 quarter are up $.7 million or 1.5% compared to the fiscal 2005 quarter.  Domestic sales are down $1.7 million or 5.8%, while foreign sales are up $2.4 million or 14.5% (3% in local currency).  The decrease in domestic sales is attributable to unevenness in the U.S. economy caused by higher energy and raw material costs.  The increase in foreign sales is driven primarily from the strengthening of the Brazilian Real against the U.S. dollar in the fiscal 2006 quarter.

                                 Page 8 of 15

(Loss) earnings before taxes

The current quarter's pretax loss of $2.7 million represents a decrease of pre-tax earnings of $4.7 million from last year’s pre-tax earnings of $2.0 million.  $3.4 million of this decrease is at the gross margin line.  The gross margin percentage dropped from 28.5% in the prior year to 21.1% in the current quarter.  The decrease in gross margin is primarily a result of a higher mix of lower gross margin percentage items in the current quarter sales versus last year.  This is primarily driven by the Evans Division which had lower pricing, and in addition, has not been able to pass along higher material costs to its customers.  Also the continued impact of costs associated with the transfer of manufacturing operations to the Dominican Republic adversely impacted their results.  Gross margin from other domestic operations were impacted by lower sales and lower overhead absorption rates.  International operations, particularly Brazil, were impacted by underutilization of capacity and underabsorbed overhead.  Selling and general expense is up $.7 million most of which relates to the impact of the strengthening U.S. dollar on selling and general expense at foreign locations.  As discussed above, the prior year’s quarter included a one-time gain on the sale of real estate of $.7 million.

Income tax benefit

The effective income tax rate is 31% in the fiscal 2006 quarter versus 17% in the fiscal 2005 quarter.  The current quarter’s rate reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic.  This reflects management’s best estimate of the effective rate for fiscal 2006.  The rate for the prior year’s quarter reflects the permanent benefit of no tax cost on the $.7 million gain on the sale of real estate mentioned above as a result of U.K. indexing rules.  This had the effect of lowering the effective tax rate by 10 percentage points.  Despite the loss in this quarter, the Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforwards generated in the current and prior periods.  This is continually monitored and could change in the future.

Net (loss) earnings per share

As a result of the above factors, the Company had basic and diluted net loss per share of $.28 in the fiscal 2006 quarter compared to basic and diluted net earnings per share of $.25 in the fiscal 2005 quarter ($.15 per share before the gain on the sale of real estate).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows                                              13 Weeks Ended

                                                       9/24/05  9/25/04

   Cash (used in) provided by operations               (2,065)   1,692

   Cash provided from (used in) investing activities    2,954     (638)

   Cash used in financing activities                   (1,434)    (191)

Cash provided by operations decreased significantly in the current quarter compared to the same quarter a year ago.  This decrease is primarily a result of the decline in net earnings, the investment in inventory and payment of current liabilities during the fiscal 2006 quarter.

The Company’s investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations.

For the current quarter the Company used cash from the liquidation of short-

term investments of $5.0 million to cover the negative cash flow from operations.  The Company’s actions currently underway should restore the Company’s ability to generate cash from operations.  Therefore, the use of cash is not expected to continue.  The comparable quarter in the prior year had $1.5 million of cash provided by the proceeds on the sale of the Company's Skipton, England manufacturing facility.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions (see Reorganization Plans below). In addition to its cash and investments, the Company maintains a $15 million line of credit, of which, as of September 24, 2005, $890,000 is being utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 5.6 to one as of September 24, 2005 and 5.2 to one as of June 25, 2005.

REORGANIZATION PLANS

The continued migration of manufacturing to low wage countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company is trying to sell its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina is being transferred to the Dominican Republic at an adjacent site. The Company's goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. However, this move will continue to adversely effect the Company's earnings over the next two quarters.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The footnotes to the Company's annual report on Form 10K describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the fiscal 2005 Annual Report to

Stockholders, including the President's letter, and the 2005 Annual Report on Form 10-K, contain forward-looking statements about the Company's business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: Approximately 40% of the Company's

sales and 20% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation,

minimum capital requirements, and exchange controls. In particular, the

Company's Brazilian operations, which constitute over half of the Company's revenues from foreign operations, can be very volatile, changing from year to year due to the political situation, currency exchange rates and the economy. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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

Risks Related to Customer Concentration: Sales to the Company's two

biggest customers accounted for approximately 16% of revenues in the current quarter 2005. The Company has ended its relationship with W.W.Grainger, which was previously one of the three largest customers, during fiscal 2005.

The loss of any of the remaining customers or reductions in orders from those customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations. Indeed, the Company's major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues, and could adversely affect business and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 2005 and 2004, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $21.3 million and debt of $3.4 million at September 24, 2005) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.3 million by $30,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial

Officer, have evaluated the Company's disclosure controls and procedures as of September 24, 2005, and they have concluded that these controls and procedures are effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is, in the ordinary course of business, from time to time involved in other litigation that is not considered material to its financial condition or operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Summary of Stock Repurchases:

A summary of the Company's repurchases of shares of its common stock for the three months ended September 24, 2005 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES

                                    Shares Purchased    Shares yet to be

             Shares      Average     Under Announced    Purchased Under

Period     Purchased      Price         Programs       Announced Programs

6/26/05-

7/30/05      none                                            none

7/31/05-

8/27/05      none                                            none

8/28/05-

9/24/05     10,000       $15.95            none              none

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of shareholders was held on October 12, 2005.

     (c) 1. The following directors were elected at the annual meeting:

                                                                 Abstentions

                                               Votes      Votes   and Broker

                                                For     Withheld  Non-votes

      Class A shares voting as separate class:

                 Ralph G. Lawrence           4,942,602   41,952      N/A

      Class A and B shares voting together:

                 Antony McLaughlin          12,864,887  710,657      N/A

                 Stephen F. Walsh           13,310,460  265,084      N/A

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

     (b) Reports on form 8-K

          The following report on Form 8-K was filed with or furnished to the SEC in the quarter covered by this report:

1.

The Company filed a report on Form 8-K on July 18, 2005,

announcing that it changed the record date for its October 12, 2005 annual meeting of stockholders to August 17, 2005 from the previously announced date of July 29, 2005.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE L. S. STARRETT COMPANY

                                             (Registrant)

Date   November 2, 2005               S/R. J. HYLEK

                                      R. J. HYLEK (Treasurer and

                                      (Chief Financial Officer)

Date   November 2, 2005              S/S.G.THOMSON

                                     S.G. THOMSON (Chief Accounting Officer)