Form 10-Q
period 2005-12-24
STARRETT L S CO
filed 2006-01-31
CIK 93676

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 24, 2005

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

                             YES  X   NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES      NO  X

Common Shares outstanding as of    January 31, 2006:

     Class A Common Shares      5,591,730

     Class B Common Shares      1,076,300

                               Page 1 of 17

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -

                  thirteen and twenty-six weeks ended

                  December 24, 2005 and December 25, 2004

                  (unaudited)                                           3

                  Consolidated Statements of Cash Flows -

                  thirteen and twenty-six weeks ended

                  December 24, 2005 and December 25, 2004

                  (unaudited)                                           4

                  Consolidated Balance Sheets –

                  December 24, 2005 (unaudited) and

                  June 25, 2005                                         5

                  Consolidated Statements of Stockholders'

                  Equity - twenty-six weeks ended

                  December 24, 2005 and December 25, 2004

                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-8

      Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                     9-15

      Item 3.  Quantitative and Qualitative Disclosures About

               Market Risk                                              15

      Item 4.  Controls and Procedures                                  15

Part II.  Other information:

      Item 2.  Unregistered Sales of Equity Securities

                 and Use of Proceeds                                    16

      Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                              17

                               Page 2 of 17

Part I. Financial Information

Item 1. Financial Statements

                         THE L. S. STARRETT COMPANY

                   Consolidated Statements of Operations

         (in thousands of dollars except per share data)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended

                                      12/24/05 12/25/04  12/24/05 12/25/04

Net sales                               51,611   49,255   99,142   96,050

Cost of goods sold                     (40,345) (35,431) (77,860) (68,868)

Selling and general expense            (12,814) (12,067) (25,404) (23,916)

Other income (expense)                    (331)    (124)    (425)     381

Earnings (loss) before income taxes     (1,879)   1,633   (4,547)   3,647

Provision (benefit) for federal,

  foreign and state income taxes          (883)     321   (1,707)     671

Net earnings (loss)                       (996)   1,312   (2,840)   2,976

Basic and diluted earnings (loss)

  per share                               (.15)     .20     (.43)     .45

Average outstanding shares used in per

  share calculations (in thousands):

    Basic                                6,660    6,638    6,661    6,643

    Diluted                              6,660    6,652    6,661    6,657

Dividends per share                        .10      .10      .20      .20

                See Notes to Consolidated Financial Statements

                               Page 3 of 17

                         THE L. S. STARRETT COMPANY

                    Consolidated Statements of Cash Flows

                     (in thousands of dollars)(unaudited)

                                        13 Weeks Ended     26 Weeks Ended

                                      12/24/05 12/25/04  12/24/05 12/25/04

                                                                    (as

                                                                  restated)

Cash flows from operating activities:

   Net earnings (loss)                    (996)   1,312     (2,840)  2,976

   Non-cash items included:

      Gain from sale of real estate          -        -          -    (662)

Depreciation and amortization      2,566    2,651      5,102   5,212

      Deferred taxes                       488      119       (395)    171

      Unrealized transaction (gains)      (139)       -       (195)      -

   Retirement benefits                     (54)    (475)      (131)   (951)

   Working capital changes:

      Receivables                       (3,545)     714     (2,727)  1,647

      Inventories                        1,695   (1,977)      (180) (4,345)

      Other current assets                (693)      46       (303)  1,555

      Other current liabilities          1,957     (929)       730  (2,727)

   Prepaid pension cost and other          131      513        284     790

       Net operating cash flows          1,410    1,974       (655)  3,666

Cash flows from investing activities:

   Additions to plant and equipment     (1,178)  (1,718)    (3,211) (3,398)

   Proceeds from sale of real estate         -        -          -   1,522

   (Increase) decrease in short-term

       investments                        (425)     (88)     4,562    (568)

       Net investing cash flows         (1,603)  (1,806)    1,351   (2,444)

Cash flows from financing activities:

   Short-term borrowings                   850      207         -      640

   Short-term repayments                  (454)       -       (84)       -

   Long-term debt borrowings                71        -        71        -

   Long-term debt repayments              (181)    (491)     (314)    (576)

   Common stock issued                     124      247       139      373

   Treasury shares purchased                 -     (394)     (170)    (394)

   Dividends                              (666)    (665)   (1,332)  (1,330)

       Net financing cash flows           (256)  (1,096)   (1,690)  (1,287)

Exchange rate change effect on cash          4      113        36      104

Net increase (decrease) in cash           (445)    (815)     (958)      39

Cash, beginning of period                3,966    3,337     4,479    2,483

Cash, end of period                      3,521    2,522     3,521    2,522

               See Notes to Consolidated Financial Statements

                               Page 4 of 17

                         THE L. S. STARRETT COMPANY

                         Consolidated Balance Sheets

                 (in thousands of dollars except share data)

                                                       Dec. 24     June 25

                                                         2005        2005

ASSETS                                               (unaudited)

Current assets:

   Cash                                                  3,521       4,479

   Investments                                          23,718      28,627

   Accounts receivable (less allowance for doubtful

         accounts of $1,195 and $1,125)                 33,559      30,627

   Inventories:

      Finished goods                                    23,418      23,145

      Goods in process and finished parts               18,642      17,763

      Raw materials and supplies                        16,114      16,075

                                                        58,174      56,983

   Prepaid expenses, taxes and other current assets     10,251       9,820

                  Total current assets                 129,223     130,536

Property, plant and equipment, at cost (less

      accumulated depreciation of $113,916

      and $109,715)                                     59,597      60,774

Prepaid pension cost                                    32,314      32,297

Other assets                                               547         507

                                                       221,681     224,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable and current maturities                  4,041       3,772

   Accounts payable and accrued expenses                16,450      16,867

   Accrued salaries and wages                            4,483       4,596

                  Total current liabilities             24,974      25,235

Deferred income taxes                                   11,534      10,551

Long-term debt                                           2,924       2,885

Accumulated postretirement medical benefit obligation   16,926      17,017

   Total Liabilities                                    56,358      55,688

Stockholders' equity:

      Class A Common $1 par (20,000,000 shrs. authorized)

        5,586,892 outstanding on 12/24/05,

        5,457,786 outstanding on 6/25/05,                5,587       5,458

      Class B Common $1 par (10,000,000 shrs. authorized)

        1,076,300 outstanding on 12/24/05,

        1,206,266 outstanding on 6/25/05,                1,076       1,206

      Additional paid-in capital                        50,543      50,466

      Retained earnings reinvested and employed in

            the business                               126,112     130,361

      Accumulated other comprehensive loss             (17,995)    (19,065)

                  Total stockholders' equity           165,323     168,426

                                                       221,681     224,114

               See Notes to Consolidated Financial Statements

                               Page 5 of 17

THE L. S. STARRETT COMPANY

               Consolidated Statements of Stockholders' Equity

   For the Twenty-six Weeks Ended December 24, 2005 and December 25, 2004

               (in thousands of dollars except per share data)

                                 (unaudited)

                           Common      Addi-            Accumulated

                          Stock Out-  tional               Other

                          standing   Paid-in   Retained Comprehensive

                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 26, 2004        6,647    49,934   129,282   (23,580)  162,283

Comprehensive income(loss):

  Net earnings                                   2,976               2,976

  Unrealized net gain

    on investments                                            78        78

  Translation gain, net                                    4,041     4,041

Total comprehensive income                                           7,095   Dividends ($.20 per share)                      (1,330)             (1,330)

Treasury shares:

  Purchased                    (25)     (210)     (159)               (394)

  Issued                         9       118                           127

Options exercised               16       281                           297

Balance Dec. 25, 2004        6,647    50,123   130,769   (19,461)  168,078

Balance June 25, 2005        6,664    50,466   130,361   (19,065)  168,426

Comprehensive income(loss):

  Net loss                                      (2,840)             (2,840)

  Unrealized net gain

    (loss) on investments                                    (50)      (50)

  Translation gain, net                                    1,120     1,120

Total comprehensive loss                                            (1,770)

Dividends ($.20 per share)                      (1,332)             (1,332)

Treasury shares:

  Purchased                    (10)      (83)      (77)               (170)

  Issued                         5        88                            93

Options exercised                4        72                            76

Balance Dec. 24, 2005        6,663    50,543   126,112   (17,995)  165,323

Cumulative Balance:

   Translation loss                                      (14,419)

   Unrealized gain on investments                              8

   Minimum pension liability                              (3,584)

                                                         (17,995)

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

2005 and June 25, 2005; the results of operations and cash flows for the thirteen and twenty-six weeks ended December 24, 2005 and December 25, 2004; and changes in stockholders' equity for the twenty-six weeks ended December 24, 2005 and December 25, 2004.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the year ended June 25, 2005, and these financial statements should be read in conjunction with said annual report. The cash flow statement for the December 2004 six month period has been restated to properly reflect the gain on the sale of the Company’s Skipton, England manufacturing facility.

Note that this restatement was first recorded in the Company's First Quarter Form 10-Q.

In the December 2005 quarter as well as the December 2005 six month period, shares used to compute diluted loss per share were the same as shares used to compute basic loss per share since inclusion of common stock equivalents (5,150 and 6,001 shares, respectively) is antidilutive in periods with a loss.

Included in investments at December 24, 2005 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Other income (expense) is comprised of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks

                                      Ended December     Ended December

                                      2005     2004      2005     2004

      Interest income                  242      257       534      492

      Interest expense and com-

        mitment fees                  (316)    (186)     (652)    (381)

      Realized and unrealized

        exchange losses               (324)    (116)     (283)    (263)

      Gain on sale of real estate        -        -         -      662

      Other                             67      (79)      (24)    (129)

                                      (331)    (124)     (425)     381_

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consists of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks

                                      Ended December     Ended December

                                      2005     2004      2005     2004

   Service cost                        957      804     1,914    1,608

   Interest cost                     1,624    1,648     3,248    3,296

   Expected return on plan assets   (2,613)  (2,578)   (5,226)  (5,156)

   Amort. of transition obligation      (1)    (245)       (2)    (490)

   Amort. of prior service cost        107      107       214      214

   Amort. of unrecognized loss          79        -       158        -

                                       153     (264)      306     (528)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):

                                      Thirteen Weeks    Twenty-six Weeks

                                      Ended December     Ended December

                                      2005     2004      2005     2004

   Service cost                        138      129       276      258

   Interest cost                       206      238       412      476

   Amort. of prior service cost       (119)    (118)     (238)    (236)

   Amort. of unrecognized loss          32       16        64       32

                                       257      265       514      530

Approximately 57% of all inventories are valued on the LIFO method.  At December 24, 2005 and June 26, 2005, total inventories are approximately

$22 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

                                                   December    June

                                                     2005      2005

      Revolving credit agreement                       -         -

      Capitalized lease obligations payable in

        Brazilian currency due 2006-2010, 15%-22%    3,726     3,655

      Less current portion                            (802)     (770)

                                                     2,924     2,885

Current notes payable, primarily in Brazilian currency, carry interest at up to 15%.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values.  SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees."  Upon adoption of SFAS No. 123R, the Company will recognize stock-based compensation costs ratably over the service period, which is the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period.  For grants issued to retirement eligible employees prior to the adoption of SFAS No. 123R, the Company will recognize compensation costs over the stated vesting period with acceleration of any unrecognized compensation costs if and when an employee elects to retire.  This statement also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows.  The Company has adopted SFAS No. 123R effective with the first quarter of Fiscal 2006. The impact of the adoption of SFAS No. 123R resulted in a minor compensation charge for the first six months of fiscal year 2006.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 24, 2005 AND DECEMBER 25, 2004

Overview

As more fully discussed below, the Company had a net loss of $1.0 million, or $.15 per share,in the second quarter of fiscal 2006 compared to net earnings of $1.3 million, or $.20 per share, in the second quarter of fiscal 2005.

Sales

Sales for the fiscal 2006 December quarter are up $2.3 million or 5% compared to the fiscal 2005 December quarter. Domestic sales are down 1% while foreign sales are up 14% (2% increase in local currency).

The decrease in domestic sales reflects lower pricing to major customers and lower pricing due to pressure from foreign competitors on certain product categories.  The Company's domestic sales may have also been affected by the  impact of U.S. manufacturing plants moving to lower cost foreign locations.  The increase in foreign sales reflects strong export sales from the Brazilian operations.

Earnings (loss) before taxes

The current quarter's pretax loss of $1.9 million represents a decrease of pre-tax earnings of $3.5 million from last year's pretax earnings of $1.6 million.  Approximately $2.6 million of this decrease is at the gross margin line.  The gross margin percentage dropped from 28.1% in the prior year to 21.8% in the current quarter.  This is primarily driven by the Evans Division which had lower pricing, and in addition, has only been able to pass along a portion of its higher material costs to its customers.  Also, although not as significant as in the first quarter of this fiscal year, the continued impact of costs associated with the transfer of manufacturing operations to the Dominican Republic adversely impacted Evan's results.  Gross margin from other domestic operations were comparable on a quarter to quarter basis. International operations showed a net decline in gross margins, with decreases caused by the inability to pass along material cost increases to customers and a non-recurring inventory adjustment recorded at the Suzhou, China plant, offset partially by an increase in gross margin at the Brazilian operations associated with higher sales volume.  Management expects that the overall gross margin percentage of 21.8% will increase over the next quarter as a result of the continued decline of the Dominican transfer costs. In addition, the gross margin percentage is not expected to be negatively impacted by any inventory adjustments relating to the Suzhou plant since the adjustment recorded in the current period is considered to be a one-time event.

Income Taxes

The current quarter's benefit reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic.  In addition, the decision in the current quarter to have our wholly-owned Brazilian subsidiary pay an intercompany dividend (results in local tax deduction) will reduce our overall tax expense for the full 2006 fiscal year by approximately $.8 million.  A similar benefit was recognized in the December 2004 quarter.  As described in the six month period discussion on page 10, a year to date benefit has been calculated based upon an effective rate using management’s best estimate for the full 2006 fiscal year.  The current quarter’s benefit represents the difference between the calculated year to date benefit and the benefit previously recorded for the September 2005 quarter.  Despite the loss in this quarter, the Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carry forwards generated in the current and prior periods.  This is continually monitored and could change in the future.

Net earnings (loss) per share

As a result of the above factors, the Company had a loss of $.15 per share in the December 2005 quarter compared to $.20 of basic and diluted earnings per share in the December 2004 quarter, a $.35 decline.

SIX MONTH PERIODS ENDED DECEMBER 24, 2005 AND DECEMBER 25, 2004

Sales

Sales for the first six months of fiscal 2006 are up $3.1 million or 3% compared to the first six months of fiscal 2005. Domestic sales are down 3% and foreign sales are up 14% (1% increase in local currency). The decrease in domestic sales reflects lower pricing to major customers and lower pricing due to pressure from foreign competitors on certain product categories and the impact of U.S. manufacturing plants moving to lower cost foreign locations. The increase in foreign sales is driven by the strengthening of the Brazilian Real against the U.S. dollar and strong export sales from the Brazilian operations.

Earnings (loss) before taxes (benefit)

The pretax loss for the first six months of fiscal 2006 was $4.6 million compared to $3.6 million of pretax earnings for the first six months of fiscal 2005.

This represents a decrease of pre-tax earnings of $8.2 million.  Approximately $5.9 million of this decrease is at the gross margin line.  The gross margin percentage dropped from 28.3% in the prior year to 21.5% in the current six month period.  This is primarily driven by the Evans Division which had lower pricing, and in addition, has only been able to pass along a portion of its higher material costs to its customers.  The impact of costs associated with the transfer of manufacturing operations to the Dominican Republic, although at a declining rate from the first 3 months compared to the last 3 months, continued to adversely impact the Evans results.  Gross margin declines also occurred at various domestic and international locations caused primarily by the inability to pass along material cost increases to customers and a non-recurring inventory adjustment recorded at the Suzhou, China plant.  Management expects that the overall gross margin percentage of 21.5% will increase over the next six months as a result of the continual decline and eventual elimination of the Dominican transfer costs.  In addition, the gross margin percentage is not expected to be negatively impacted by any inventory adjustments relating to the Suzhou plant since the adjustment recorded in the current period is considered to be a one-time event.

Income taxes

The effective income tax rate is 38% in the December 2005 six month period versus 18% in the December 2004 six month period.  This reflects management's current best estimate of the effective rate for fiscal 2006.  The current six month rate reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic.  In addition, the decision in the current quarter to have our wholly-owned Brazilian subsidiary pay an intercompany dividend (results in local tax deduction) will reduce our tax expense for the full 2006 fiscal year by approximately $.8 million and the tax rate has been adjusted accordingly in the December 2005 quarter. The rate for the prior year's six months reflects the permanent benefit of no tax cost on the $.7 million gain on the sale of real estate mentioned above as a result of U.K. indexing rules.  In addition, a similar benefit from the Brazilian intercompany dividend as described above was recognized in the December 2004 six month period.  Despite the loss in the current six month period, the Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carry forwards generated in the current and prior periods.  This is continually monitored and could change in the future.

Net earnings (loss) per share

As a result of the above factors, the Company had a loss per share for the first six months of fiscal 2006 of $.43 per share compared to basic and diluted earnings per share of $.45 in the first six months of fiscal 2005, a decline of $.88 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

See disclosure above on page 8.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)            13 Weeks Ended     26 Weeks Ended

                                    12/24/05 12/25/04  12/24/05 12/25/04

  Operating cash flow                 1,410    1,974      (655)  3,666

  Investing cash flow                (1,603)  (1,806)    1,351  (2,444)

  Financing cash flow                  (256)  (1,096)   (1,690) (1,287)

Cash provided by operations in the current quarter decreased compared to the same quarter a year ago.  This decrease is primarily a result of the decline in net earnings and the increase in accounts receivable.  Similarly, cash provided by operations for the December 2005 six month period decreased compared to the same six month period a year ago.  This decrease is primarily a result of the decline in net earnings, the increase in accounts receivable and offset by an increase in current liabilities during the current six month period.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Expenditures for plant and equipment were relatively consistent when comparing the current quarter and the December 2005 six month period to the same periods a year ago.

Although the six month period ending in December 2005 used $4.6 million of cash from the liquidation of short-term investments, the most recent quarter within that period provided a $.4 million increase in those investments.  This offsets the $5.0 million liquidation which occurred in the first quarter of Fiscal 2005 as disclosed in the Company's First Quarter Form

10-Q.

Within the six month period ending December 2004 $1.5 million of cash was provided by the proceeds on the sale of the Company's Skipton England manufacturing facility in July 2004.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further work force and dividend reductions (see Reorganization Plans below).  In addition to its cash and investments, the Company maintains a $15 million line of credit, of which, as of December 24, 2005, $975,000 is being utilized in the form of standby letters of credit for insurance purposes.  Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 5.2 to one as of December 24,2005 and 5.2 to one as of June 25, 2005.

REORGANIZATION PLANS

The continued migration of manufacturing to low wage countries has adversely affected the Company's customer base and competitive position, particularly in North America.  As a result, the Company is in the process of implementing plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing locations to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement.  The Company is trying to sell its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005.  The tape measure production of the Evans Division facility in Charleston, South Carolina is being transferred to the Dominican Republic at an adjacent site.  After the move is complete, the Company plans to sell its Charleston facility.  The Company's goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices.  However, it is expected that this move will continue to adversely effect the Company's earnings over the next six months.

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

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the fiscal 2005 annual report to stockholders, including the President’s letter, and the fiscal 2005 Annual Report on Form 10-K, contain forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to evaluate and implement possible consolidations and reorganizations of its manufacturing and distribution operations.  There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations:  Approximately 40% of the Company’s sales and 20% of net assets relate to foreign operations.  Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls.  In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile.  As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Manufacturing Sector: The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low wage foreign countries where the Company does not have a substantial market presence. Economic weakness in the industrial manufacturing sector as well as the shift of manufacturing to low wage counties where the Company does not have a substantial market presence may, and in some cases has, resulted in decreased demand for certain of the Company’s products, which adversely affects performance.  Economic weakness in the consumer market could adversely impact the Company’s performance as well. In the event that demand for any of Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration: Sales to the Company's two biggest customers accounted for approximately 16% of revenues for the six month period ended December 2005. The Company has ended its relationship with W.W.Grainger, which was previously one of the three largest customers, during fiscal 2005. The loss or reduction in orders by any of the remaining customers, including reductions due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations. Indeed, the Company's major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2005, the cost of steel rose approximately 10%. The cost of producing the Company's products is also sensitive to the price of energy for which the Company has recently experienced increases. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. Indeed, the Company has recently experienced difficulty in passing along the increases in steel and energy costs to its major customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 2005 and 2004, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $21.4 million and debt of $2.7 million at December 24, 2005) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.3 million by $30,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 24, 2005, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The action to be taken by management relating to the material weakness surrounding the accounting for income taxes as outlined in the Remediation Plan included in the Company's fiscal 2005 Annual Report on Form 10-K has been completed as of the filing for this Form 10-Q.

                      PART II.  OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended December 24, 2005 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES

                                    Shares Purchased    Shares yet to be

             Shares      Average     Under Announced    Purchased Under

Period     Purchased      Price         Programs       Announced Programs

9/25/05-

  10/29/05    none                                             none

10/30/05-

  11/26/05    none                                             none

11/27/05-

  12/24/05    none                                             none

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

     1. The Company filed a report on Form 8-K on November 3, 2005 containing a Quarterly Shareholder's Letter with the financial results of the first quarter of fiscal 2006.

           2. The Company filed a report on Form 8-K on December 7, 2005 which announced the quarterly dividend of the Company's common

        Stock payable on December 29, 2005. This also disclosed

              the process by which the presiding director over the executive sessions of the independent directors is selected.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE L. S. STARRETT COMPANY

                                            (Registrant)

Date   January 31, 2006             S/R. J. HYLEK

                                    R. J. HYLEK (Treasurer and

Chief Financial Officer)

Date   January 31, 2006             S/S. G. THOMSON

                                    S. G. THOMSON (Chief Accounting Officer)