Form 10-Q
period 2006-03-25
STARRETT L S CO
filed 2006-05-04
CIK 93676

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 25, 2006

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

                             YES  X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer     Accelerated Filer  X  Non-Accelerated Filer   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     YES    _ NO  X

Common Shares outstanding as of       April 28, 2006:

     Class A Common Shares      5,624,525

     Class B Common Shares      1,043,784

                               Page 1 of 17

                         THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -

                  thirteen and thirty-nine

                  weeks ended March 25, 2006 and

                  March 26, 2005 (unaudited)                            3

                  Consolidated Statements of Cash Flows -

                  thirteen and thirty-nine

                  weeks ended March 25, 2006 and

                  March 26, 2005 (unaudited)                            4

                  Consolidated Balance Sheets - March 25,

                  2006 (unaudited) and June 25, 2005                    5

                  Consolidated Statements of Stockholders'

                  Equity - thirty-nine weeks ended

                  March 25, 2006 and March 26, 2005

                  (unaudited)                                           6

                  Notes to Consolidated Financial Statements           7-9

      Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                    10-15

      Item 3.  Quantitative and Qualitative Disclosures About

               Market Risk                                              15

      Item 4.  Controls and Procedures                                  16

Part II.  Other Information:

      Item 2.  Unregistered Sales of Equity Securities and Use

               of Proceeds                                              16

      Item 6.  Exhibits and Reports on Form 8-K                      16-17

SIGNATURES                                                              17

                               Page 2 of 17

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data) (unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/25/06	3/26/05	3/25/06	3/26/05

Net sales	49,359	50,028	148,501	146,078
Cost of goods sold	(37,319)	(37,503)	(115,179)	(106,371)
Selling and general expense	(12,455)	(12,663)	(37,859)	(36,579)
Other income (expense)	137	189	(288)	570

Earnings (loss) before income taxes	(278)	51	(4,825)	3,698
Provision (benefit) for federal,
Foreign and state income taxes	(53)	(98)	(1,760)	573
Net earnings (loss)	(225)	149	(3,065)	3,125

Basic and diluted earnings (loss)
Per share	(0.03)	0.02	(0.46)	0.47

Average outstanding shares used
In per share calculations (in thousands):
Basic	6,666	6,650	6,663	6,645
Diluted	6,666	6,671	6,663	6,662

Dividends per share	.10	.10	.30	.30

                See Notes to Consolidated Financial Statements

                               Page 3 of 17

                         THE L. S. STARRETT COMPANY

                    Consolidated Statements of Cash Flows

                    (in thousands of dollars)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/25/06	3/26/05	3/25/06	3/26/05
				(as restated)
Cash flows from operating activities:
Net earnings (loss)	(225)	149	(3,065)	3,125
Non-cash items included:
Gain from sale of real estate				(662)
Depreciation and amortization	2,576	2,653	7,678	7,865
Deferred taxes	51	(1,279)	(344)	(1,108)
Unrealized transaction gains	(71)		(266)
Retirement benefits	(65)	(476)	(196)	(1,427)
Working capital changes:
Receivables	2,335	2,623	(392)	4,270
Inventories	1,651	(2,421)	1,471	(6,766)
Other current assets	(228)	(426)	(531)	1,129
Other current liabilities	(1,822)	808	(1,092)	(1,919)
Prepaid pension cost and other	(794)	155	(510)	945

Net operating cash flows	3,408	1,786	2,753	5,452

Cash flows from investing activities:
Additions to plant and equipment	(1,421)	(1,014)	(4,632)	(4,412)
Proceeds from sale of real estate				1,522
Decrease in short-term investments	946	919	5,508	351

Net investing cash flows	(475)	(95)	876	(2,539)

Cash flows from financing activities:
Short-term borrowings	0	1,673	1,220	2,530
Short-term debt repayments	(810)	(1,576)	(2,114)	(1,793)
Long-term debt borrowings	121	110	192	110
Long-term debt repayments	(291)	(650)	(605)	(1,226)
Common stock issued	80	82	219	455
Treasury shares purchased	(78)	0	(248)	(394)
Dividends	(668)	(665)	(2,000)	(1,995)

Net financing cash flows	(1,646)	(1,026)	(3,336)	(2,313)

Exchange rate change effect on cash	45	8	81	112

Net increase (decrease) in cash	1,332	673	374	712
Cash, beginning of period	3,521	2,522	4,479	2,483

Cash, end of period	4,853	3,195	4,853	3,195

See Notes to Consolidated Financial Statements

                               Page 4 of 17

                         THE L. S. STARRETT COMPANY

                         Consolidated Balance Sheets

                          (in thousands of dollars)

	March 25	June 25
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash	4,853	4,479
Investments	22,793	28,627
Accounts receivable (less allowance for doubtful
accounts of $1,023 and $1,125)	31,634	30,627
Inventories:
Finished goods	23,674	23,145
Goods in process and finished parts	17,724	17,763
Raw materials and supplies	15,691	16,075
	57,089	56,983
Prepaid expenses, taxes and other current assets	10,531	9,820

Total current assets	126,900	130,536

Property, plant and equipment, at cost (less
accumulated depreciation of $113,569 and $109,715)	58,932	60,774
Prepaid pension cost	32,317	32,297
Other assets	536	507
	218,685	224,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	3,195	3,772
Accounts payable and accrued expenses	15,279	16,867
Accrued salaries and wages	4,031	4,596
Total current liabilities	22,505	25,235

Deferred income taxes	11,587	10,551
Long-term debt	2,930	2,885
Accumulated postretirement medical benefit obligation	16,014	17,017
Total liabilities	53,036	55,688

Stockholders’ equity:
Class A Common $1 par (20,000,000 shares auth.;
5,617,295 outstanding on 3/25/06,
5,457,786 outstanding on 6/25/05	5,617	5,458

Class B Common $1 par (10,000,000 shares auth.;
1,045,435 outstanding on 3/25/06,
1,206,266 outstanding on 6/25/05	1,045	1,206

Additional paid-in-capital	50,484	50,466
Retained earnings reinvested and employed in
the business	125,296	130,361
Accumulated other comprehensive loss	(16,793)	(19,065)
Total stockholders’equity	165,649	168,426
	218,685	224,114

See Notes to Consolidated Financial Statements

                               Page 5 of 17

                         THE L. S. STARRETT COMPANY

               Consolidated Statements of Stockholders' Equity

   For the Thirty-nine Weeks Ended March 25, 2006 and March 26, 2005

                          (in thousands of dollars)

                                 (unaudited)

                           Common      Addi-            Accumulated

                          Stock Out-  tional               Other

                          standing   Paid-in   Retained Comprehensive

                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 26, 2004        6,647    49,934   129,282   (23,580)  162,283

Comprehensive income(loss):

  Net earnings                                   3,125               3,125

  Unrealized net gain

    on investments                                            29        29

  Translation gain, net                                    5,301     5,301

Total comprehensive income                                           8,455   Dividends ($.30 per share)                      (1,995)             (1,995)

Treasury shares:

  Purchased                    (25)     (210)     (159)               (394)

  Issued                        13       196                           209

Options exercised               16       299                           315

Balance March 26, 2005       6,651    50,219   130,253   (18,250)  168,873

Balance June 25, 2005        6,664    50,466   130,361   (19,065)  168,426

Comprehensive income(loss):

  Net loss                                      (3,065)             (3,065)

  Unrealized net gain (loss)

    on investments                                           (70)      (70)

  Translation gain, net                                     2,342    2,342

Total comprehensive loss                                              (793)   Dividends ($.30 per share)                      (2,000)             (2,000)

Treasury shares:

  Purchased                    (15)     (233)                         (248)

  Issued                         9       163                           172

Options exercised                4        88                            92

Balance March 25, 2006       6,662    50,484   125,296   (16,793)  165,649

Cumulative Balance:

   Translation loss

   (13,197)

   Unrealized losses on investments                          (12)

   Minimum pension liability                              (3,584)

                                                         (16,793)

               See Notes to Consolidated Financial Statements

                               Page 6 of 17

                         THE L. S. STARRETT COMPANY

                 Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 25, 2006 and June 25, 2005; the results of operations and cash flows for the thirteen and thirty-nine weeks ended March 25, 2006 and March 26, 2005; and changes in stockholders' equity for the thirty-nine weeks ended March 25, 2006 and March 26, 2005.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 25, 2005, and these financial statements should be read in conjunction with said annual report. The cash flow statement for the March 2006 nine month period has been restated to properly reflect the gain on the sale of the Company’s Skipton, England manufacturing facility.  Note that this restatement was first recorded in the Company’s First Quarter Form 10-Q for Fiscal Year 2006.

In the thirteen and thirty-nine weeks ended March 25, 2006, shares used to compute diluted loss per share were the same as shares used to compute basic loss per share since inclusion of common stock equivalents is antidilutive in periods with a loss.

Included in investments at March 25, 2006 is $2.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Other income (expense) is comprised of the following (in thousands of dollars):

                                      Thirteen Weeks   Thirty-nine Weeks

                                       Ended March        Ended March

                                      2006     2005      2006     2005

      Interest income                  306      262       840      754

      Interest expense and com-

        mitment fees                  (238)    (270)     (890)    (651)

      Realized and unrealized

        exchange gains (losses)        181      224      (102)     (39)

      Gain on sale of real estate                                  662

      Other                           (112)     (27)     (136)    (156)

                                       137      189      (288)     570

                               Page 7 of 17

Net periodic costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands of dollars):

                                      Thirteen Weeks   Thirty-nine Weeks

                                       Ended March        Ended March

                                      2006     2005      2006     2005

   Service cost                        957      804     2,871    2,412

   Interest cost                     1,624    1,648     4,872    4,944

   Expected return on plan assets   (2,614)  (2,578)   (7,840)  (7,734)

   Amort. of transition obligation      (1)    (245)       (3)    (735)

   Amort. of prior service cost        107      107       321      321

   Amort. of unrecognized loss          79        -       238        -

                                       152     (264)      459     (792)

Net periodic costs (benefits) for the Company's postretirement medical plan consist of the following (in thousands of dollars):

                                      Thirteen Weeks   Thirty-nine Weeks

                                       Ended March        Ended March

                                      2006     2005      2006     2005

   Service cost                        139      129       415      387

   Interest cost                       206      238       618      714

   Amort. of prior service cost       (119)    (118)     (357)    (354)

   Amort. of unrecognized loss          32       16        96       48

                                       258      265       772      795

Approximately half of all inventories are valued on the LIFO method.  At March 25, 2006 and June 25, 2005, total inventories are approximately

$22 million less than if determined on a FIFO basis.

The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands of dollars):

                                                    March      June

                                                     2006      2005_

      Revolving credit agreement                       -         -

        (see subsequent event footnote)

      Capitalized lease obligations payable in

        Brazilian currency due 2006-2011, 15%-22%    3,664     3,655

      Less current portion                            (734)     (770)

                                                     2,930     2,885_

Current notes payable, primarily in Brazilian currency, carry interest at up to 15%.

                               Page 8 of 17

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.”  Upon adoption of SFAS No. 123R, the Company will recognize stock-based compensation costs ratably over the service period, which is the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period.  For grants issued to retirement eligible employees prior to the adoption of SFAS No. 123R, the Company will recognize compensation costs over the stated vesting period with acceleration of any unrecognized compensation costs if and when an employee elects to retire.  This statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows.  The Company has adopted SFAS No. 123R effective with the first quarter of Fiscal 2006.  The impact of the adoption of SFAS No. 123R resulted in a $46,000 compensation charge for the first nine months of fiscal year 2006.

SUBSEQUENT EVENTS

Credit Agreement

Effective April 28, 2006, the Company entered into a credit facility with Bank of America comprised of a $10 million revolving credit facility (Revolver), a $3 million sub-limit under the Revolver for the issuance of letters of credit, and a $12 million reducing revolving (Reducing Revolver) credit facility.  The Revolver requires a commitment fee of .25%.  Interest rates on all the above Facilities vary from LIBOR plus 1.25% to LIBOR plus 2.0% depending on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the credit facility.  On April 28, 2006, the Company borrowed $12 million under the Reducing Revolver to finance the Tru-Stone Technologies, Inc. acquisition described below.  The Reducing Revolver shall reduce by one fifth of the original amount at the end of each year until fully repaid.

Tru-Stone Acquisition

On April 28, 2006, a subsidiary of the Company entered into an asset purchase agreement with Tru-Stone Technologies Inc. (Tru-Stone) pursuant to which the Company purchased all of the assets of Tru-Stone for $19.8 million in cash.  This was financed through existing cash and investments and the Reducing Revolver described above. In connection with the asset purchase agreement, $1.9 million of the purchase price was placed into escrow to support the indemnification obligations of Tru-Stone and its stockholders.  Tru-Stone is a leading provider of high precision, custom engineered machine base and accessory solutions.  The Company is in the process of completing the purchase price allocation based on the fair value of the tangible and intangible assets and liabilities acquired.  The preliminary allocation results in net tangible assets of $7.3 million, goodwill of $10.4 million, and other intangible assets of $2.5 million.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 25, 2006 AND MARCH 26, 2005

Overview

As more fully described below, the Company had a net loss of $.2 million, or $.03 per share, in the third quarter of fiscal 2006 compared to net earnings of $.1 million or $.02 per share, in the third quarter of fiscal 2005.

Sales

Sales for the fiscal 2006 March quarter are down $0.7 million or 1% compared to the fiscal 2005 March quarter. Domestic sales are down $.2 million which is attributable to lower pricing to major customers, and pressure from foreign competitors as it relates to our Evans Rule Division ($1.7 million) offset by slightly higher unit volume.  Excluding Evans, domestic sales would be up 7%.  Foreign sales are up 3% (8% decrease in local currency) driven by the strengthening of the Brazilian Real against the U. S. dollar, strong export sales from the Brazilian operations, and growing sales for the Chinese operations.

Earnings (loss) before taxes

The current quarter’s pre-tax loss of $.3 million represents a decrease from last year’s pre-tax earnings of $.1 million. This decrease is primarily at the gross margin line.  The gross margin percentage dropped from 25.0% in the prior year to 24.4% in the current quarter.  This is primarily driven by the Evans Division which had lower pricing, and in addition, has only been able to pass along a portion of its higher material costs (primarily steel and plastic) to its customers.  International operations showed a decline in gross margins as these locations were only able to pass along a portion of material cost increases to customers.  However, the overall gross margin percentage of 24.4% is an improvement over the prior quarter.  Management expects that this gross margin percentage will continue to increase in the next quarter provided higher sales volumes are achieved and the Dominican transfer costs continue to decline from the levels experienced in the first three quarters of Fiscal 2006.

Income Taxes

There was an income tax benefit of $.1 million and $.1 million on a pretax loss of $.3 million and on pretax income $.1 million in the March 2006 and 2005 quarters, respectively. An effective tax rate comparison is not meaningful under these circumstances because large fluctuations in these rates come about when pretax results are so close to breakeven in most jurisdictions.  Permanent book/tax differences and varying tax rates among jurisdictions get exaggerated when converted to percentages. The current quarter’s benefit represents the difference between the calculated year to date benefit and the benefit previously recorded for the December 2005 quarter. The Company continues to believe it will be able to utilize its tax operating loss carryforwards, but the situation is continually monitored and could change in the future.

Net earnings per share

As a result of the above factors, the Company had a loss of $.03 per share in the March 2006 quarter compared to basic and diluted earnings of $.02 per share in the March 2005 quarter.

NINE MONTH PERIODS ENDED MARCH 25 2006 AND MARCH 26, 2005

Sales

Sales for the first nine months of fiscal 2006 are up $2.4 million or 2% compared to the first nine months of fiscal 2005. Domestic sales are down 4% reflecting lower pricing due to pressure from foreign competitors on certain product categories.  Much of the sales decline is related to the Evans Rule Division ($4.5 million).  Excluding the Evans Rule Division, domestic sales increased $.8 million (1%).  Foreign sales are up 7% (4% decrease in local currency) driven by the strengthening of the Brazilian Real against the U.S. dollar, strong export sales from the Brazilian operations, and growing sales for the Chinese operations.

Earnings (loss) before taxes (benefit)

The pretax loss for the first nine months of fiscal 2006 was $4.8 million compared to $3.7 million of pretax earnings for the first nine months of fiscal 2005.  This represents a decrease of pretax earnings of $8.5 million.  Approximately $6.4 million of this decrease is at the gross margin line.  The gross margin percentage dropped from 27.2% in the prior year to 22.4% in the current nine month period.  This is primarily driven by the Evans Division which had lower pricing, and in addition, has only been able to pass along a portion of its higher material costs to its customers.  On a positive note, the impact of costs associated with the transfer of manufacturing operations to the Dominican Republic continues to have less of an adverse impact on Evans results.  Gross margin declines also occurred at various domestic and international locations on a percentage and absolute dollar basis as these locations were only able to pass a portion of material cost increases to customers. In addition, an inventory adjustment recorded at the Suzhou, China plant during the first nine months of fiscal 2006 created a drop in margin compared to the first nine months of fiscal 2005.  The overall gross margin percentage of 22.4% for the first nine months is an improvement over the 21.5% for the first six months of the current fiscal year. As the Dominican Republic transfer costs continue to decline from levels experienced in the first three quarters of fiscal 2006, the Company should see improvement in gross margin percentage provided sales volume increases are achieved.

Income taxes

The effective tax rate is 36% in the March 2006 nine month period verses 15% in the March 2005 nine month period.  The 36% reflects management’s current best estimate of the effective rate for fiscal 2006.

The current nine month rate reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic.  In addition, the decision to have the Company's wholly-owned Brazilian subsidiary pay an intercompany dividend (results in local tax deduction) reduces the Company's tax expense for the full 2006 fiscal year by approximately $.8 million.  The rate for the prior year’s nine months reflects the permanent benefit of no tax cost on the $.7 million gain on the sale of real estate as a result of U.K. indexing rules.  In addition, a similar benefit from the Brazilian intercompany dividend as described above was recognized in the March 2005 nine month period.  Despite the loss in the current nine month period, the Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carry forwards generated in the current and prior periods.  This is continually monitored and could change in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

See “RECENT ACCOUNTING PRONOUNCEMENTS” in “Notes to Consolidated Financial Statements” above.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)            13 Weeks Ended     39 Weeks Ended

                                    3/25/06   3/26/05  3/25/06  3/26/05

  Operating cash flow                 3,408     1,786    2,753    5,452

  Investing cash flow                  (475)      (95)     876   (2,539)

  Financing cash flow                (1,646)   (1,026)  (3,336)  (2,313)

Cash provided by operations increased in the third quarter fiscal 2006 compared to the amount provided in the same quarter a year ago. This is primarily a result of a decrease in inventories. Cash provided by operations for the March 2006 nine month period decreased compared to the same nine month period a year ago. This decrease is primarily a result of the decline in net earnings.

The Company's investing activities consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Expenditures for plant and equipment were relatively consistent when comparing the current quarter and the March 2006 nine month period to the same periods a year ago.

During the nine month period ending in March 2006, $5.5 million of cash was provided from the liquidation of short-term investments.  However, $5.0 million of this liquidation occurred in the first three months of this nine month period.  Combined cash and investments have remained relatively stable over the past two quarters.

Within the nine month period ending March 2005, $1.5 million of cash was provided by the proceeds on the sale of the Company’s Skipton England manufacturing facility in July 2004.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, steps may have to be taken in order to maintain liquidity, including plant consolidations and further work force and dividend reductions (see Reorganization Plans below). In addition to its cash and investments, the Company had maintained a $15 million line of credit, of which, as of March 25, 2006, $975,000 is being utilized in the form of standby letters of credit for insurance purposes.  See subsequent event footnote for a discussion of the Company’s newly acquired credit facilities.  Although the credit line is not currently collateralized, it is possible, based on the Company’s financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 5.6 to one as of March 25, 2006 and 5.2 to one as of June 25, 2005.

REORGANIZATION PLANS

The continued migration of the U.S. manufacturing base to low wage countries has adversely affected the Company’s customer base and competitive position,

particularly in North America.  As a result, the Company is in the process of implementing plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing locations to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement.  The Company is trying to sell its

Alum Bank, Pennsylvania level manufacturing plant and has relocated the level manufacturing to the Dominion Republic, where production began in fiscal 2005.  The tape measure production of the Evans Division facility in Charleston, South Carolina is being transferred to the Dominican Republic at an adjacent site.  After the move is complete, the Company plans to sell its Charleston facility.  The Company’s goal is to achieve labor savings and maintain margins while satisfying the demand of its customers for lower prices.  However, it is expected that this move will continue to adversely effect the Company’s earnings over the next quarter.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, the Company may be required to increase its inventory reserve and, as a result, the Company's gross profit margin could be adversely affected.

Accounting for income taxes requires estimates of the Company's future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Tax reserves are also established to cover risks associated with activities or transactions that may be at risk for additional taxes. Should any significant changes in tax law or the Company's estimate of the necessary valuation allowances or reserves occur, we would record the impact of the change, which could have a material effect on its financial position or results of operations.

Pension and postretirement medical costs and obligations are dependent on assumptions used by the Company's actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates, and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from the Company's assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect the Company's pension and other postretirement benefit costs and obligations.

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, the fiscal 2005 annual report to stockholders, including the President’s letter, and the fiscal 2005 Annual Report on Form 10-K, contain forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements.

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

Risks Related to Foreign Operations:  Approximately 40% of the Company’s sales and net assets relate to foreign operations.  Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls.  In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile.  As a result, the future performance of the Brazilian operations is inherently unpredictable.

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

Risks Related to Customer Concentration: Sales to the Company's two biggest customers accounted for approximately 14% of revenue for the nine month period ended March 2006. The Company ended its relationship with W.W.Grainger, which was previously one of the three largest customers, during fiscal 2005.  The loss or reduction in orders by any of the remaining customers, including reduction due to market, economic or competitive conditions, or the failure of the Company to replace the Grainger sales could adversely affect business and results of operations.  Indeed, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company's margins and revenues and could adversely affect business and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 2006, the Company was not a party to any derivative arrangement and the

Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $20.5 million and debt of $2.9 million at March 25, 2006) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.3 million by $30,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 25, 2006, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Certain actions to be taken by management relating to the material weakness surrounding the accounting for income taxes as outlined in the Remediation Plan included in the Company’s fiscal 2005 Annual Report on Form 10-K have been completed as of the filing of this Form 10-Q.  However, certain internal accounting controls surrounding income taxes are annual controls associated with the preparation of the Form 10-K and therefore the final steps to remediation will be completed at that time.

                      PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company's repurchases of shares of its common stock for the three months ended March 25, 2006 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES

                                    Shares Purchased    Shares yet to be

             Shares      Average     Under Announced    Purchased Under

Period     Purchased      Price         Programs       Announced Programs

12/25/05-

  1/28/06     none                                            none

1/29/06-

  2/25/06     none                                            none

2/26/06-

  3/25/06     5,300       $14.89                              none

Item 6.  EXHIBITS

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

                                        THE L. S. STARRETT COMPANY

                                               (Registrant)

Date:   May 3, 2006                     S/R. J. Hylek

                                      R. J. Hylek (Treasurer and Chief

                  Financial Officer)

Date:   May 3, 2006                     S/S.G.THOMSON

                                    S. G. Thomson (Chief Accounting Officer)