Form 10-Q/A
period 2006-03-25
STARRETT L S CO
filed 2006-06-13
CIK 93676

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

FORM 10-Q/A

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

                               Page 1 of 2

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A attaches our certifications which we are filing as Exhibits 31.a, 31.b and 32 by Douglas A. Starrett and Randall J. Hylek pursuant to Rule 13a-14 for the quarterly period ended March 25, 2006.  The Form 10-Q was originally filed on May 3, 2006 (the “Original Filing”). These Exhibits were inadvertently omitted from the Original Filing.

This Amendment No. 1 does not affect any other information contained in the Original Filing.

Item 6. Exhibits

The following exhibits are filed herewith:

31.a Certification of Principal Executive Officer pursuant to

           Rule 13a-14(a) of the Exchange Act.

31.b Certification of Principal Financial Officer pursuant to

           Rule 13a-14(a) of the Exchange Act.

32

Certification of Chief Executive Officer and Chief Financial

Officer pursuant to Rule 13a-14(b) and Section 906 of the

Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of

Section 1350, Chapter 63 of Title 18, United States Code),

filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

THE L.S. STARRETT COMPANY (REGISTRANT)

 Date  June 13, 2006

BY _____________________________________

                                 Randall J. Hylek

                                 Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.a Certifciate of Principal Executive Officer pursuant to

     Rule 13a-14(a) of the Exchange Act.

31.b Certification of Principal Financial Officer pursuant to

     Rule 13a-14(a) of the Exchange Act.

32

Certification of Chief Executive Officer and Chief Financial

Officer Pursuant to Rule 13a-14(b) and Section 906 of the

Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of

Section 1350, Chapter 63 of Title 18, United States Code),

filed herewith.