Form 10-K
period 2006-06-24
STARRETT L S CO
filed 2006-09-22
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The Registrant had 5,586,892 and 1,076,300 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 24, 2005. On that date, the aggregate market value of the common stock held by nonaffiliates was approximately $116,000,000.

There were 5,673,894 and 1,000,535 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of September 20, 2006.

The exhibit index is located on page 50.

Documents incorporated by reference

Portions of the Proxy Statement for October 11, 2006 Annual Meeting (Part III)

PART I

Item 1 - Business

The Company was founded in 1880 and incorporated in 1929 and is engaged in the business of manufacturing industrial, professional and consumer products. The total number of different items made and sold by the Company exceeds 5,000. Among the items produced are precision tools, electronic gages, dial indicators, gage blocks, granite surface plates, vision systems, optical measuring projectors, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock and drill rod. Much of the Company’s production is concentrated in hand measuring tools (such as micrometers, steel rules, combination squares and many other items for the individual craftsman and other markets) and precision instruments (such as vernier calipers, height gages, depth gages and measuring instruments that manufacturing companies buy for the use of their employees). During fiscal 2006, the Company developed wireless data collection solutions as part of its new product development efforts.

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily to distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians. The Company’s top two customers accounted for approximately 14% of sales during fiscal 2006. The Company ended its relationship with W.W. Grainger, a significant customer, during fiscal 2005. The effect this will have on total Company sales and profits is unknown since much of the Grainger business has been picked up by other Company distributors during fiscal 2005 and 2006.

On April 28, 2006, the Company acquired the assets of Tru-Stone Technologies Inc. (Tru-Stone). This represents a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. This acquisition provides access to high-end metrology which serves the electronics and flat panel display industries. In addition, profit margins for our standard surface plate business are expected to improve as the Company’s existing granite surface plate facility is consolidated into Tru-Stone where average gross margins have been higher.

Most of the Company’s products are made from steel purchased from steel mills. Forgings, castings and a few small finished parts are purchased from other manufacturers. Raw materials have always been readily available to the Company and, in most cases, the Company does not rely on sole sources. In the event of unavailability of purchased materials, the Company would be adversely affected, as would its competitors. Similarly, the ability of the Company to pass along raw material price increases is dependent on the competitive situation and cannot be assured.

At June 24, 2006, the Company had 2,129 employees, approximately 54% of whom were domestic. This represents a net decrease from June 25, 2005 of 90 employees. The decreased employment is primarily due to work force reductions in Charleston, S.C. and Brazil and the plant closing in Puerto Rico. These decreases were offset by the addition of 93 Tru-Stone employees. None of the Company’s operations are subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and the Company believes that this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 24, 2006, there were no material changes in the Company’s competitive position. However, during recent years, the Company’s revenues have been negatively affected by the general migration of manufacturing to low cost production areas, such as China, where the Company does not have a substantial market presence. In addition, margins on the Company’s consumer products, such as tape measures and levels, are under constant pressure due to the increasing market dominance of the large national home and hardware retailers. The Company is currently responding to such competition by expanding its manufacturing and distribution in China and has developed a low cost manufacturing site in the Dominican Republic.

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

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacture and distribution of hacksaw blades, band saw blades, hole saws and a limited line of precision tools and measuring tapes. Subsidiaries in Canada, Australia, Mexico and Germany are engaged in distribution of the Company’s products. During fiscal 2005, the Company completed the establishment of manufacturing operations in the Dominican Republic, primarily for its Evans division. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 12 to the Company’s fiscal 2006 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $56.0 million at June 24, 2006 and $57.0 million at June 25, 2005. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 62% of all inventories). LIFO inventory amounts reported in the financial statements are approximately $24.0 million and $21.8 million, respectively, lower than if determined on a first-in, first-out (FIFO) basis at June 24, 2006 and June 25, 2005.

When appropriate, the Company applies for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2006, 2005 and 2004 were approximately $2.9 million, $3.3 million and $3.0 million, respectively, all of which was expensed in the Company’s financial statements.

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

Where To Find More Information

The Company makes its public filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at its website, www.starrett.com, as soon as reasonably practicable after the Company files such material with the SEC. Information contained on the Company’s website is not part of this Annual Report Form 10-K.

Item 1A – Risk Factors

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2006 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. This has occurred with the Company’s move to the Dominican Republic from South Carolina. Indeed, the relocation, restructuring and closure of our Evans Rule Division’s Charleston, South Carolina facility and start up of that Division’s Dominican Republic operations was a factor contributing to the Company’s fiscal 2006 loss. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 40% of the Company’s sales and 20% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

Risks Related to Industrial Manufacturing Sector: The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company does not have a substantial market presence. Accordingly, economic weakness in the industrial manufacturing sector may, and in some cases has, resulted in decreased demand for certain of the Company’s products, which adversely affects sales and performance. Economic weakness in the consumer market will also adversely impact the Company’s performance. In the event that demand for any of the Company’s products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

Risks Related to Competition: The Company’s business is subject to direct and indirect competition from both domestic and foreign firms. In particular, low cost foreign sources have created severe competitive pricing pressures. Under certain circumstances, including significant changes in U.S. and foreign currency relationships, such pricing pressures tend to reduce unit sales and/or adversely affect the Company’s margins.

Risks Related to Customer Concentration: Sales to the Company’s top two customers accounted for approximately 14% of revenues in fiscal 2006. The Company ended its relationship with W.W. Grainger, which was previously one of the three largest customers, during fiscal 2005. Sears sales and unit volume has decreased significantly during fiscal 2006. This situation is problematic and if the Sears brands (i.e., Craftsman) we support are no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2006, the cost of steel rose approximately 5%. Because of competitive pressures, the Company generally has not been able to pass on these increases to the customer resulting in reduction to the gross margins. The cost of producing the Company’s products is also sensitive to the price of energy. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Although the Company’s domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders’ equity and book value per share. There would also be a similar risk for the Company’s underfunded UK plan.

Risks Related to Acquisitions: Acquisitions, such as our acquisition of Tru-Stone in fiscal 2006, involve special risks, including, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, these activities could have an adverse effect on the Company’s business, financial condition and operating results.

Item 1B – Unresolved Staff Comments

None.

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

The Company-owned facility in Mt. Airy, North Carolina consists of two buildings totaling approximately 356,000 square feet. It is occupied by the Company’s Saw Division, Granite Surface Plate Division, Metrology Systems Division, Ground Flat Stock Division and a distribution center. As previously noted, the Granite Surface Plate Division is currently being consolidated into Tru-Stone.

The Company’s Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 173,000 square foot building, which was shut down during fiscal 2006 and its operations moved to a new 50,000 square foot facility in the Dominican Republic. During fiscal 2006 the division also vacated its manufacturing space in Mayaquez, Puerto Rico and moved its operations to our new 50,000 square foot leased facility in Santo Domingo, Dominican Republic. The Company plans on selling the North Charleston facility in the near future.

The Company’s Exact Level Division has relocated to a 27,000 square foot facility in the Dominican Republic adjacent to the Evans facility. Its 50,000 square foot building located in Alum Bank, Pennsylvania was sold on September 21, 2006.

The Company’s subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. Its wholly owned subsidiary, which manufactures optical measuring projectors and was previously located in Skipton, England, was consolidated into the Jedburgh plant during fiscal 2004. Its 33,000 square foot building in Skipton was sold during fiscal 2005. A band saw weld center operating in Sheffield, England was closed in fiscal 2005. Two wholly owned subsidiaries in Suzhou and Shanghai of the People’s Republic of China lease approximately 41,000 square feet and 5,000 square feet, respectively.

In addition, the Company operates warehouses and/or sales-support offices in Georgia, Canada, Australia, Mexico, Germany, Japan, and Argentina. The warehouse in Elmhurst, Illinois was sold during fiscal 2005.

A warehouse in Glendale, Arizona encompassing 35,000 square feet was closed in fiscal 2006 and the building is being held for sale.

With the acquisition of Tru-Stone in fiscal 2006, the Company added a 90,000 square facility in Waite Park, Minnesota.

In the Company’s opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings

The Company is, in the ordinary course of business, from time to time involved in litigation that is not considered material to its financial condition or operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 24, 2006.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 24, 2006, there were approximately 1,900 registered holders of Class A common stock and approximately 5,100 registered holders of Class B common stock.

Quarter ended	Dividends	High	Low
September 2004	$0.10	$16.70	$14.20
December 2004	0.10	20.20	15.00
March 2005	0.10	22.75	19.75
June 2005	0.10	20.45	16.51
September 2005	0.10	18.41	16.26
December 2005	0.10	19.30	15.20
March 2006	0.10	17.09	14.00
June 2006	0.10	15.47	12.84

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the three months ended June 24, 2006 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
3/27/06- 4/30/06	None	—	None	None

5/1/06- 5/28/06	None	—	None	None

5/29/06- 6/24/06	5,000	13.82	None	None

The 5,000 shares were purchased on the open market.

Item 6 - Selected Financial Data

	Years ended in June ($000 except per share data)
	2006	2005	2004	2003	2002
Net sales	$200,916	$195,909	$179,996	$175,711	$184,346
Earnings (loss) before change in accounting	(3,782)	4,029	(2,352)	(4,489)	(380)
Net earnings (loss)	(3,782)	4,029	(2,352)	(10,575)	(380)
Basic earnings (loss) per share	(0.57)	0.61	(0.35)	(1.60)	(0.06)
Diluted earnings (loss) per share	(0.57)	0.61	(0.35)	(1.60)	(0.06)
Long-term debt	13,054	2,885	2,536	2,652	7,000
Total assets	228,082	224,114	218,924	219,740	239,097
Dividends per share	0.40	0.40	0.40	0.70	0.80

Note that the significant increase in long-term debt is related to the Tru-Stone acquisition. See Note 3 to the Consolidated Financial Statements.

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

2006 versus 2005

Overview For fiscal 2006, the Company incurred a net loss of $3.8 million or ($.57) per basic and diluted share compared to a realization of net income of $4.0 million, or $.61 per basic and diluted share in fiscal 2005. This represents a decline in pre-tax earnings of $12.1 million. The reduction in pre-tax earnings occurred primarily at the gross margin line, with increases in selling, general and administrative expenses and gains on real estate and asset sales in fiscal 2005, which did not reoccur in fiscal 2006, accounting for the remaining pre-tax decline in operating income. As discussed below, lower pricing and lower volume at the Evans Division and increases in medical and pension costs caused lower margins. Also, certain items relating to the purchase accounting for the Tru-Stone acquisition and to the shutdown of the Evans Division Charleston plant were recorded in the fourth quarter. The above items are discussed in more detail below.

Sales Sales for fiscal 2006 were up $5.0 million or 3% compared to fiscal 2005. Domestic sales were down 1% reflecting lower pricing due to pressure from foreign competitors on certain product categories. Much of the domestic sales decline was related to the Evans Rule Division ($5.8 million). Excluding the Evans Rule Division, domestic sales increased $5.0 million (5%). Foreign sales were up 5% (4% decrease in local currency) driven by the strengthening of the Brazilian Real against the U.S. dollar, strong export sales from the Brazilian operations, and growing sales for the Chinese operations.

Earnings (loss) before taxes (benefit) The pretax loss for fiscal 2006 was $6.9 million compared to $5.2 million of pretax earnings for fiscal 2005. This represents a decrease of pretax earnings of $12.1 million. Approximately $7.1 million of this decrease is at the gross margin line. The gross margin percentage dropped from 27.4% in the prior year to 23.2% in the current year. This was primarily driven by the Evans Division as a result of the combination of lower pricing and unit volume primarily from its largest customer, Sears. In addition, this division has only been able to pass along a portion of its higher material costs to its customers. Domestic gross margins were reduced during fiscal 2006, as the Company experienced a $1.3 million increase in medical costs and a $1.8 million increase in pension costs for its domestic businesses. Also, an inventory adjustment recorded at the Suzhou, China plant during fiscal 2006 created a drop in margin compared to fiscal 2005. As the Dominican Republic moving costs continue to decline from levels experienced in fiscal 2006 and the full impact of Tru-Stone’s higher gross margins are experienced, the Company should see improvement in the gross margin percentage over the course of the next fiscal year.

Significant Fourth Quarter Activity During May and June of fiscal 2006, a charge to cost of sales was recorded for the flow-through of a portion of the purchase accounting adjustment to fair value for the work-in-process and finished goods inventory of Tru-Stone as of the acquisition date. The impact amounted to $.3 million (pre-tax). Also during the fourth quarter, charges were recorded under SFAS 146, Costs Associated with Exit Activities, for retention bonuses and reserves for inventory and fixed assets relating to the shutdown of the Evans Division Charleston plant, amounting to $.8 million (pre-tax). The Company intends to vacate and sell the building in the near future.

Income Taxes The effective tax rate for fiscal 2006 was 45%, reflecting the benefits of a release of tax reserves and return to provision adjustments offset by increases in valuation allowances for state NOL’s, foreign NOL’s and foreign tax credits. The release of tax reserves is a result of the close out of certain examination years and the reduced likelihood of future assessment due to changes in circumstances. The effective tax rate was 23% for fiscal 2005. The fiscal 2005 rate was impacted by an adjustment to the net deferred tax balances, resulting from a revision to the estimated combined state rate, an increase in the valuation allowance for certain foreign loss carryforwards which are not likely to be realized. This was offset by a reduction in the tax reserves as a result of the close out of certain examination years.

Net Income (Loss) per Share For purposes of better understanding the results from the Company’s manufacturing and distribution operations, management reviews results excluding certain items.

	2006		2005
	$000	Per shr	$000	Per shr
Net income (loss) as reported	$(3,782)	$(0.57)	$4,029	$0.61
Remove certain items:
Tru-Stone purchase accounting - inventory charge	206	0.03
Evans retention bonuses	60	0.01
Evans shutdown reserves	470	0.07
Sale of Elmhurst, IL facility			(1,047)	(0.16)
Sale of CMM division assets			(453)	(0.07)
Sale of Skipton plant			(662)	(0.10)

Pro forma net income (loss) (non-GAAP)	$(3,046)	$(0.46)	$1,867	$0.28

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
Remove certain items:
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

Financial Instrument Market Risk Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 2006, the Company was party to an interest swap arrangement more fully described in Note 9 to the Consolidated Financial Statements. The Company does not engage in trading, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments (primarily variable rate investments of $21.1 million) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of approximately $2.2 million by $27,000. See Note 9 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $13.1 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended In June ($000)
	2006	2005	2004
Cash provided by operations	$8,456	$2,548	$18,899
Cash provided by (used in) investing activities	(17,538)	1,403	(15,757)
Cash provided by (used in) financing activities	8,406	(2,043)	(4,114)

Despite the operating losses in fiscal 2006 and 2004, cash provided by operations has been positive in all periods presented. This was supplemented in fiscal 2004 by a reduction in inventories. However, during fiscal 2005 inventories increased as a result of plant start-ups in the Dominican Republic and additional Brazilian capacity, and as a hedge against raw material price increases. This is the primary cause of the reduction in cash provided by operations from fiscal 2004 to fiscal 2005. This was partially offset by a reduction in receivables during that period.

“Retirement benefits” under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company’s pension and retiree medical plans. Primarily because the Company’s domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $.7 million, $1.4 million and $.8 million of noncash income in fiscal 2006, 2005 and 2004, respectively. Consolidated retirement benefit expense (income) was approximately $1.2 million and $(.6) million in 2005, and $.7 million in 2004.

At the start of fiscal 2007, the Company switched from self-funding to a fixed monthly premium for both its domestic employee health care plans and its domestic worker’s compensation plan. This should reduce the cash flow uncertainty related to these Company expenses.

The Company’s investing activities consisted of the acquisition of Tru-Stone in fiscal 2006, expenditures for plant and equipment, the investment of cash not immediately needed for operations and the proceeds from the sale of Company assets. Expenditures for plant and equipment have been relatively stable over each of the three years, although they are less than depreciation expense in each of those years. The fiscal 2005 proceeds from the sale of real estate and CMM business relate to the three asset sales discussed in Results of Operations above. Details of the Tru-Stone acquisition are disclosed in Note 3 to the Consolidated Financial Statements.

Cash flows from financing activities are primarily the payment of dividends. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such purchases have been curtailed. Overall debt has increased from $3.7 million at the end of 2005 to $16.3 million at the end of 2006, primarily due to the financing of the Tru-Stone acquisition.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce and dividend reductions (see Reorganization Plans below). The Company maintains a $10 million line of credit, of which, as of June 24, 2006, $890,000 was utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company’s financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 3.8 to one as of June 24, 2006 and 5.2 to one as of June 25, 2005.

REORGANIZATION PLANS

The continued migration of manufacturing to low cost countries has adversely affected the Company’s customer base and competitive position, particularly in North America. As a result, the Company has been rethinking almost all aspects of its business and is implementing plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement.

During fiscal 2004, the Company consolidated its Skipton, England optical comparator manufacturing into its manufacturing facility in Jedburgh, Scotland. The cost of this move, including severance costs, was approximately $800,000, which was partially offset by a $662,000 gain on the sale of the real estate reported during the first quarter of fiscal 2005. It also consolidated its Gardner, Massachusetts product development facility into the Company’s Athol, Massachusetts facility during fiscal 2005. The Company also sold the assets of its CMM division to a third party in fiscal 2005.

On September 21, 2006, the Company sold its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Puerto Rico and Charleston, South Carolina have been transferred to the Dominican Republic at an adjacent site. The Company plans to vacate and sell its Evans Rule facility in North Charleston, South Carolina in the near future. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, Arizona facility, which is expected to be sold in the first half of fiscal 2007. Also during fiscal 2006, the Company began a lean manufacturing initiative in its Athol, Massachusetts facility, which is expected to reduce costs over time. As discussed under Item 1, the Tru-Stone acquisition in April 2006 represents a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business are expected to improve as the Company’s existing granite surface plate facility is consolidated into Tru-Stone, where average gross margins have been higher.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company’s Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses; and of particular importance in fiscal 2004 the previously discussed charges connected with the concluded government investigation of the CMM division.

The allowance for doubtful accounts and sales returns of $1.4 million and $1.1 million at the end of fiscal 2006 and 2005, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

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

Pension and postretirement medical costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (Note 8 to the Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$4.8	$0.7	$1.6	$1.8	$0.7
Long-term debt obligations	16.3	3.2	6.5	6.5	—
Capital lease obligations	3.8	1.4	1.8	0.6	—
Operating lease obligations	3.3	1.0	1.4	0.8	0.1
Interest payments	4.0	1.3	2.2	0.5	0.1
Purchase obligations	13.8	13.7	0.1	—	—

Total	$46.0	$21.3	$13.6	$10.2	$0.9

It is assumed that certain items would continue on an annual basis after year 5. One year of payment has been included in the greater than 5 years column for disclosure purposes. Total future payments cannot be reasonably estimated beyond year 5.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2006, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company has filed with the Securities And Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The L.S. Starrett Company

Athol, Massachusetts

We have audited the accompanying consolidated balance sheet of The L.S. Starrett Company and subsidiaries (the “Company”) as of June 24, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended June 24, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 24, 2006, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 24 2006, based on Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ Grant Thornton LLP

Boston, Massachusetts

September 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The L.S. Starrett Company

Athol, Massachusetts

We have audited the accompanying consolidated balance sheet of The L.S. Starrett Company and subsidiaries (the “Company”) as of June 25, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended June 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 25, 2005, and the results of its operations and its cash flows for each of the two fiscal years in the period ended June 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

Boston, Massachusetts

September 8, 2005

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

For the three years ended on June 24, 2006

(in thousands of dollars except per share data)

	2006	2005	2004
OPERATIONS
Net sales	$200,916	$195,909	$179,996
Cost of goods sold	(154,234)	(142,164)	(136,703)
Selling, general and administrative expense	(52,386)	(50,974)	(47,910)
Other income (expense)	(1,210)	2,442	(270)

Income (loss) before income taxes	(6,914)	5,213	(4,887)
Income taxes (benefit)	(3,132)	1,184	(2,535)

Net income (loss)	$(3,782)	$4,029	$(2,352)

Basic and diluted income (loss) per share:
	$(0.57)	$0.61	$(0.35)

Average outstanding shares used in per share calculations (in thousands)
Basic	6,664	6,647	6,649
Diluted	6,664	6,660	6,649

Dividends per share	$0.40	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

For the three years ended on June 24, 2006

(in thousands of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,782)	$4,029	$(2,352)
Noncash operating activities:
Gain from sale of real estate and CMM assets		(2,794)	—
Depreciation	10,031	10,303	10,880
Amortization	134	—	—
Deferred taxes	(3,814)	(687)	(3,331)
Unrealized transaction losses (gains)	(118)	(164)	(33)
Retirement benefits	(333)	(1,953)	(719)
Working capital changes:
Receivables	1,420	4,693	(529)
Inventories	4,182	(11,071)	11,109
Other current assets	(2,922)	2,025	(1,888)
Other current liabilities	4,054	(2,801)	5,480
Prepaid pension cost and other	(396)	968	282

Net cash provided by operating activities	8,456	2,548	18,899

Cash flows from investing activities:
Purchase of Tru-Stone	(19,986)
Additions to plant and equipment	(6,476)	(6,848)	(6,345)
(Increase) decrease in investments	8,924	3,536	(9,412)
Proceeds from sale of real estate and CMM assets	—	4,715	—

Net cash provided by (used in) investing activities	(17,538)	1,403	(15,757)

Cash flows from financing activities:
Proceeds from short-term borrowings	3,430	3,012	518
Short-term debt repayments	(3,089)	(1,237)	(188)
Proceeds from long-term borrowings	10,685	350	741
Long-term debt repayments	—	(1,681)	(2,318)
Common stock issued	363	848	423
Treasury shares purchased	(317)	(675)	(632)
Dividends	(2,666)	(2,660)	(2,658)

Net cash provided by (used in) financing activities	8,406	(2,043)	(4,114)
Effect of translation rate changes on cash	173	88	149

Net increase (decrease) in cash	(503)	1,996	(823)
Cash beginning of year	4,479	2,483	3,306

Cash end of year	$3,976	$4,479	$2,483

Supplemental cash flow information:
Interest received	$1,107	$991	$779
Interest paid	1,268	894	1,076
Taxes paid, net	1,403	1,775	56

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	June 24, 2006	June 25, 2005
ASSETS
Current assets:
Cash	$3,976	$4,479
Investments	19,424	28,627
Accounts receivable (less allowance for doubtful accounts of $1,417 and $1,125)	31,768	30,627
Inventories:
Raw materials and supplies	13,902	16,075
Goods in process and finished parts	18,336	17,763
Finished goods	23,740	23,145

Total inventories	55,978	56,983
Prepaid expenses, taxes and other current assets	8,238	9,820

Total current assets	119,384	130,536

Property, plant and equipment, at cost, net (Note 5)	60,924	60,774
Intangible assets (less accumulated amortization of $134) (Note 3)	3,882	—
Goodwill (Note 3)	8,580	—
Prepaid pension cost (Note 8)	34,551	32,297
Other assets	761	507

	$228,082	$224,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities (Note 9)	$5,119	$3,772
Accounts payable and accrued expenses	15,744	12,905
Accrued current income tax	5,436	3,962
Accrued salaries and wages	4,849	4,596

Total current liabilities	31,148	25,235
Deferred income taxes (Note 7)	2,627	10,551
Long-term debt (Note 9)	13,054	2,885
Accumulated postretirement benefit obligation	16,011	17,017

Total liabilities	62,840	55,688

Stockholders’ equity (Note 10):
Class A common stock $1 par (20,000,000 shrs. auth.; 5,628,642 outstanding at June 24, 2006, 5,457,786 outstanding at June 25, 2005)	5,629	5,458
Class B common stock $1 par (10,000,000 shrs. auth.; 1,040,215 outstanding at June 24, 2006, 1,206,266 outstanding at June 25, 2005)	1,040	1,206
Additional paid-in capital	50,569	50,466
Retained earnings reinvested and employed in the business	123,913	130,361
Accumulated other comprehensive loss	(15,909)	(19,065)

Total stockholders’ equity	165,242	168,426

	$228,082	$224,114

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

For the three years ended on June 24, 2006 (in thousands)

	Common Stock Out- standing ($1 Par)	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total
Balance, June 28, 2003	6,659	49,826	134,547	(26,081)	164,951
Comprehensive income:
Net loss			(2,352)		(2,352)
Unrealized net loss on investments				(56)	(56)
Minimum pension liability, net				765	765
Translation gain, net				1,792	1,792

Total comprehensive income					149
Dividends ($0.40 per share)			(2,658)		(2,658)
Treasury shares:
Purchased	(40)	(337)	(255)		(632)
Issued	24	357			381
Options exercised	4	88			92

Balance, June 26, 2004	6,647	49,934	129,282	(23,580)	162,283
Comprehensive income:
Net income			4,029		4,029
Unrealized net gain on investments				109	109
Minimum pension liability, net				(1,142)	(1,142)
Translation gain, net				5,548	5,548

Total comprehensive income					8,544
Dividends ($0.40 per share)			(2,660)		(2,660)
Treasury shares:
Purchased	(42)	(343)	(290)		(675)
Issued	21	350			371
Options exercised	38	525			563

Balance, June 25, 2005	6,664	50,466	130,361	(19,065)	168,426
Comprehensive income:
Net loss			(3,782)		(3,782)
Unrealized net loss on investments and swap agreement				(103)	(103)
Minimum pension liability, net				1,124	1,124
Translation gain, net				2,135	2,135

Total comprehensive income					(626)
Dividends ($0.40 per share)			(2,666)		(2,666)
Treasury shares:
Purchased	(20)	(297)			(317)
Issued	16	237			253
Options exercised	9	163			172

Balance, June 24, 2006	$6,669	$50,569	$123,913	$(15,909)	$165,242

Note: Cumulative balances of unrealized net loss on investments, minimum pension liability and translation loss at June 24, 2006 are $(44), $(2,460), and $(13,405), respectively.

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

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

Financial instruments and derivatives: The Company’s financial instruments consist primarily of cash, investments and receivables and current liabilities and long term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company has entered into an interest rate swap agreement to limit the amount of exposure resulting from increases in its variable LIBOR rate on its $12 million Reducing Revolver. This is being accounted for as an effective cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

Cash: Cash is comprised of cash on hand and demand deposits.

Investments: Investments consist primarily of cash equivalents and marketable securities such as treasury bills, certificates of deposit, municipal securities, and money market funds. The Company considers all its investments “available for sale” and “highly liquid in nature.” As such, these investments are carried at market, with unrealized temporary gains and losses recorded as a component of stockholders’ equity. Included in investments at June 24, 2006 is $2.2 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Most other investments have maturities of less than one year.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The provision for bad debts amounted to $596,000, $164,000 and $508,000 in fiscal 2006, 2005 and 2004, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables, trends in products returns and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. For approximately 62% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories were $30.8 million and $22.9 million at the end of 2006 and 2005, respectively, such amounts being approximately $24.0 and $21.8 million, respectively, less than if determined on a FIFO basis. During fiscal 2004 the Company reduced the levels of certain LIFO inventories that were carried in the aggregate at lower costs prevailing in prior years. The effect of the LIFO inventory reduction was to increase 2004 net earnings by approximately $980,000 ($.15 per share).

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings 15 to 50 years, building improvements 10 to 40 years, machinery and equipment 5 to 12 years, motor vehicles 3 to 5 years, computer hardware and software 3 to 7 years. Long-lived assets are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Included in buildings and machinery and equipment at June 24, 2006 were $.1 million and $3.2 million, respectively, of construction in progress.

Intangible assets and goodwill: Intangibles are recorded at cost and are amortized on a straight-line basis over a 5 year period. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but will be tested for impairment annually and at any time when events suggest impairment may have occurred. In the event that the carrying value of goodwill exceeds the fair value of the goodwill, an impairment loss would be recorded for the amount of that excess.

Revenue recognition: Revenue is recognized when inventory is shipped to the customer or installed if installation is necessary. While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred unless the benefit of the advertising covers more than one quarterly period during the year. In these cases, the cost is amortized over the course of the fiscal year. The Company has not generally amortized such costs over more than a one year period. Advertising costs were expensed as follows: $5.2 million in 2006, $5.0 million in 2005 and $4.1 million in 2004.

Freight costs: The Company incurred approximately $5.0 million and $4.8 million in outbound shipping costs in fiscal 2005 and 2004, respectively. Approximately 25% of these shipping costs were billed to, and reimbursed by, customers. Beginning with the March 2005 quarter, the Company began recording all outbound freight as cost of sales rather than the previous practice of netting such costs against sales. Prior period amounts have not been reclassified as they are immaterial to the consolidated statements of operations.

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

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $46 million of undistributed earnings of foreign subsidiaries as of June 24, 2006 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs were expensed as follows: $2.9 million in 2006, $3.3 million in 2005, and $3.1 million in 2004.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 5,540, 13,816, and 13,701 of potentially dilutive common shares in 2006, 2005 and 2004, respectively, resulting from shares issuable under its stock option plan. For 2005 these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expense items are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the “Accumulated Other Comprehensive Loss” account included as part of stockholders’ equity.

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses. Amounts ultimately realized could differ from those estimates.

Reclassifications: Certain reclassifications have been made to prior year data to conform with current year presentation.

Other: Accounts payable and accrued expenses at June 24, 2006 consist primarily of accounts payable ($9.1 million), accrued benefits ($2.1 million) and accrued taxes other than income ($1.4 million).

2. RECENT ACCOUNTING PRONOUNCEMENTS

FSP FASB 109-1 and 109-2: In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company has determined that the deduction has an insignificant impact on the results of fiscal 2006.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. At the present time, deferred taxes have not been recorded on approximately $46 million of undistributed earnings of foreign subsidiaries or the related unrealized translation adjustments because such amounts are considered permanently invested, and it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The only potential liability that Company operating management has identified relates to a limited amount of asbestos contained in some Athol production facilities. The Company has no current requirement under environmental regulations to remove this asbestos in its current state and no plans for maintenance, renovations or plant shutdown which might require removal. Therefore, no obligation can be reasonably estimated at this time and therefore, no liability has been recorded under FIN 47. This will be evaluated as circumstances change.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for the Company for fiscal 2008. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

The FASB also issued FASB Statement No. 151 (SFAS 151), Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS 151 requires that certain overhead costs under normal capacity production levels be capitalized while abnormal amounts be expensed when incurred. The Company’s current procedures follow these guidelines and therefore the adoption of SFAS 151 had no impact on the valuation of inventory or charges to cost of sales.

3. TRU-STONE ACQUISITION

On April 28, 2006, the Company acquired 100% of the assets of Tru-Stone Technologies, Inc. (“Tru-Stone”). The results of Tru-Stone’s operations have been included in the Consolidated Financial Statements since that date. The purchase price for Tru-Stone, including transaction costs, was approximately $20.0 million in cash, including an upward adjustment based on the level of Tru-Stone’s net working capital as of the closing date of the acquisition. The purchase price for the acquisition of Tru-Stone was funded in part by proceeds from a Reducing Revolver Credit Facility entered into in connection with the acquisition of Tru-Stone and existing cash.

The total purchase price was comprised as follows (in thousands):

Purchase price	$19,736
Transaction costs	250

Total purchase price	$19,986

The acquisition of Tru-Stone has been accounted for under the purchase method. As such, the cost to acquire Tru-Stone has been allocated to the respective assets and liabilities acquired based on their estimated fair values at the closing of the acquisition of Tru-Stone. The total purchase price has been allocated to assets acquired and liabilities assumed based on management’s best estimates of fair value, with the excess cost over the net tangible and identifiable intangible assets acquired being allocated to goodwill. No in-process research and development existed at the time of the acquisition. These allocations are subject to change pending a final analysis of the fair value of the assets acquired and liabilities assumed, which could result in changes from the information presented.

The allocation of the total purchase price of Tru-Stone’s net tangible and identifiable intangible assets was based on the estimated fair values as of April 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was allocated to goodwill. The total purchase price of $19,986 has been allocated as follows (in thousands):

Purchase price to be allocated:
Accounts receivable	$1,638
Inventory	2,246
Other current assets	118
Property, plant and equipment	3,932
Accounts payable and accrued liabilities	(544)
Intangible asset - non-compete agreements	753
Intangible asset - proprietary processes	3,263
Goodwill	8,580

Total purchase price	$19,986

The unaudited pro forma combined condensed statements of operations for the twelve months ended June 24, 2006 and June 25, 2005 give effect to the acquisition of Tru-Stone as if it had occurred on June 26, 2005, and June 27, 2004, respectively. The Tru-Stone financial statements included in the pro forma analysis are as of and for the fiscal years ended June 24, 2006 and June 25, 2005.

The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the acquisition of Tru-Stone had occurred on June 26, 2005 and June 27, 2004, nor is it indicative of future operating results or financial position. The pro forma information should be read in conjunction with the accompanying notes thereto. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED JUNE 24, 2006

(dollars in thousands, except for earnings per share)

	Historical * L. S. Starrett	Historical Tru-Stone	Pro Forma Adjustments			Pro Forma Combined
Net sales	$199,216	$10,757	$—			$209,973
Cost of sales	152,764	7,613	533	[a	]	160,072
			(288)	[b	]
			(550)	[c	]

Gross profit	46,452	3,144	(305)			49,901
Selling, general and administrative expenses	52,114	938				53,052
Management fees	—	170	(170)	[d	]	—
Amortization of intangibles	—	53	750	[e	]	803

Income (loss) from operations	(5,662)	1,983	(275)			(3,954)
Interest expense, net	1,243	—	790	[f	]	2,053
			20	[g	]
Other, (income) expense	(33)	380				347

Income (loss) before income taxes	(6,872)	1,603	(1,085)			(6,354)
Income tax expense (benefit)	(3,132)	—	(380)	[h	]	(2,950)
			562	[h	]

Net income (loss)	$(3,740)	$1,603	$(1,267)			$(3,404)

Basic and diluted earnings (loss) per share	$(0.56)	$0.24	$(0.19)			$(0.51)
Average outstanding shares used in per share calculations (in thousands):	6,664	6,664	6,664			6,664

*	Historical results for fiscal 2006 exclusive of results of Tru-Stone since April 28, 2006.

The accompanying notes are an integral part of the above pro forma financial statements.

Notes to Pro Forma Combined Condensed Statement of Operations (in thousands) – Fiscal Year Ended June 24, 2006

[a]	As part of the purchase accounting, the allocation of the purchase price for the acquisition of Tru-Stone resulted in increases to inventory to properly state the acquired inventory at fair value in accordance with generally accepted accounting principles. The increase is charged to cost of sales as the acquired inventory is sold. With respect to the acquisition of Tru-Stone, the Company expects this charge to be approximately $533 based on the inventory balance as of the date of acquisition.

[b]	Reflects reduced depreciation expense on property, plant and equipment of $288 as a result of the purchase price allocations. The average life of the equipment is 7 years and the life of the building is 39 years.

[c]	Reflects the estimated/anticipated reduction in cost of sales of $550 resulting from the consolidation of the Company’s Mt. Airy granite processing facility into Tru-Stone’s facility.

[d]	Represents the elimination of Tru-Stone’s management fees of $170.

[e]	Reflects amortization of intangible assets of $750 net of the elimination of historical amortization. Total intangible assets subject to amortization were $4,016. The intangible assets were amortized over 5 years for both the non-compete agreements and for proprietary processes.

[f]	The pro forma adjustment to interest expense of $790 represents the assumed increase in interest expense associated with the Company’s new credit facility, the net proceeds of which were used to finance the acquisition of Tru-Stone, pay transaction costs and refinance existing debt.

[g]	Reflects the amortization of the deferred financing cost of $99 over the term of the Revolving Credit Facility.

[h]	Represents an estimated tax provision for the historical Tru-Stone results and an estimated tax benefit related to the pro-forma adjustments for the fiscal year ended June 24, 2006.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED JUNE 25, 2005

(dollars in thousands, except for earnings per share)

	Historical L. S. Starrett	Historical Tru-Stone	Pro Forma Adjustments		Pro Forma Combined
Net sales	$195,909	$11,198	$—		$207,107
Cost of sales	142,164	7,549	533	[i]	149,408
			(288)	[j]
			(550)	[k]

Gross profit	53,745	3,649	(305)		57,699

Selling, general and administrative expenses	50,974	561			51,535
Management fees	—	247	(247)	[l]	—
Amortization of intangibles	—	53	750	[m]	803

Income (loss) from operations	2,771	2,788	(198)		5,361
Interest expense, net	884	—	790	[n]	1,674
Other, (income) expense	(3,326)	250	20	[o]	(3,056)

Income (loss) before income taxes	5,213	2,538	(1,008)		6,743
Income tax expense (benefit)	1,184	—	(282)	[p]	1,791
			889	[p]

Net income (loss)	$4,029	$2,538	$(1,615)		$4,952

Basic and diluted earnings (loss) per share	$0.61	$0.38	$(0.24)		$0.74
Average outstanding shares used in per share calculations (in thousands):	6,660	6,660	6,660		6,660

The accompanying notes are an integral part of the above pro forma financial statements.

Notes to Pro Forma Combined Consolidated Statement of Operations (in thousands) – Fiscal Year Ended June 25, 2005

[i]	As part of the purchase accounting, the allocation of the purchase price for the acquisition of Tru-Stone resulted in increases to inventory to properly state the acquired inventory at fair value in accordance with generally accepted accounting principles. The increase is charged to cost of sales as the acquired inventory is sold. With respect to the acquisition of Tru-Stone, the Company expects this charge to be approximately $533 based on the inventory balance as of the date of acquisition. The charge is expected to be incurred in the three to four month period following the acquisition of Tru-Stone.

[j]	Reflects reduced depreciation expense on property, plant and equipment of $288 as a result of the purchase price allocations. The average life of the property, plant and equipment is 7 years and the life of the building is 39 years.

[k]	Reflects the estimated/anticipated reduction in cost of sales of $550 resulting from the consolidation of the Company’s Mt. Airy granite processing facility into Tru-Stone’s facility.

[l]	Represents the elimination of Tru-Stone’s management fees of $247.

[m]	Reflects amortization of intangible assets of $750 net of the elimination of historical amortization. Total intangible assets subject to amortization were $4,016. The intangible assets were amortized over 5 years for both the non-compete agreements and for proprietary processes.

[n]	The pro forma adjustment to interest expense of $790 represents the assumed increase in interest expense associated with the Company’s new credit facility, the net proceeds of which were used to finance the acquisition Tru-Stone, pay transaction costs and refinance existing debt.

[o]	Reflects the amortization of the deferred financing cost of $99 over the term of the Revolving Credit Facility.

[p]	Reflects an estimated tax provision for the historical Tru-Stone results and an estimated tax benefit related to the pro forma adjustments for the fiscal year ended June 25, 2005.

4. CHARLESTON PLANT SHUTDOWN

During fiscal 2006, the Evans Division moved the majority of its manufacturing operations out of its Charleston, S.C. plant to its leased facility in Santo Domingo, Dominican Republic. As part of the move it was determined that certain inventory and fixed assets would not be moved. As a result, during the fourth quarter of fiscal 2006, charges of $.8 million were recorded under SFAS 146, Costs Associated with Exit Activities, for retention bonuses and reserves for inventory and fixed assets relating to the shutdown of the Charleston plant.

5. PROPERTY, PLANT AND EQUIPMENT

	2006
	Cost	Accumulated Depreciation	Net
Land	$1,778	$—	$1,778
Buildings	42,049	(21,270)	20,779
Machinery and equipment	130,598	(93,064)	37,534
Assets held for sale	1,301	(468)	833

Total	$175,726	$(114,802)	$60,924

	2005
	Cost	Accumulated Depreciation	Net
Land	$1,747	$—	$1,747
Buildings	40,760	(20,133)	20,627
Machinery and equipment	127,940	(89,540)	38,400

Total	$170,447	$(109,673)	$60,774

Assets held for sale represent the Alum Bank plant, which was sold on September 21, 2006, and the Glendale distribution center, which is expected to be sold during the first half of fiscal 2007. Included in machinery and equipments are capital leases of $3.9 million as of June 24, 2006 and $2.3 million as of June 25, 2005 relating to the Brazilian operations. This equipment primarily represents factory machinery in their main plant. Operating lease expense was $1.0 million, $.5 million, and $.5 million in fiscal 2006, 2005 and 2004, respectively. Future operating lease payments should approximate $1.0 million per year.

6. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2006	2005	2004
Interest income	$1,118	$991	$779
Interest expense and commitment fees	(1,243)	(884)	(1,080)
Realized and unrealized translation gains (losses), net	(396)	(144)	174
Gain on sale of real estate and CMM assets	—	2,794	—
Other expense	(689)	(315)	(143)

	$(1,210)	$2,442	$(270)

7. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	2006	2005	2004
Domestic operations	(8,440)	$(805)	$(6,397)
Foreign operations	1,526	6,018	1,510

	$(6,914)	$5,213	$(4,887)

The amount of domestic taxable income (loss) (in thousands) for fiscal 2006, 2005 and 2004 amounted to $(5,803), $(4,059), and $107, respectively.

The provision for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$—	$102	$35
Foreign	507	1,538	587
State	175	231	174
Deferred	(3,814)	(687)	(3,331)

	$(3,132)	$1,184	$(2,535)

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

	2006	2005	2004
Expected tax expense (benefit)	$(2,351)	$1,772	$(1,662)
Increase (decrease) from:
State and Puerto Rico taxes, net of federal benefit	(83)	(630)	(985)
Foreign taxes, net of federal credits	(1,217)	(510)	2
Credit for increasing research activities	(598)	—	—
Foreign NOL valuation allowance	—	1,243
Change in valuation allowance	1,228	—	—
Reduction of tax reserve	(250)	(500)	—
Tax vs. book basis - UK (sale of bldg.)	—	(225)	—
Other	139	34	110

Actual tax expense (benefit)	$(3,132)	$1,184	$(2,535)

The tax benefit for fiscal 2006 was increased by a reduction in tax reserves as a result of the close out of certain examination years and the reduced likelihood of future assessment due to changes in circumstances. No valuation allowance has been recorded for the domestic federal NOL. The Company believes that forecasted future taxable income and certain tax planning opportunities eliminate the need for any valuation allowance.

Conversely, a valuation allowance has been provided on state NOL’s as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the state level. Similarly, a valuation allowance has been provided on foreign NOL’s as a result of short carryforward periods and the uncertainty of generating future taxable income. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOL’s and tax credits will be reevaluated periodically in the future as certain facts and assumptions change over time.

Income tax expense for fiscal 2005 was increased by an adjustment to the net deferred tax balances resulting from a revision to the estimated combined state rate and an increase in the valuation allowance for certain foreign loss which are not likely to be realized. This was offset by a reduction in the tax reserves as a result of the close out of certain examination years.

Deferred income taxes at June 24, 2006 are attributable to the following (in thousands):

2006
Deferred assets (current):
Inventories	$(2,722)
Employee benefits (other than pension)	(581)
Other	(1,215)

$(4,518)

Deferred assets (long-term):
Domestic NOL carried forward 20 years	$(7,231)
Foreign NOL carried forward indefinitely	(1,836)
Foreign tax credit carryforward expiring 2007-11	(1,742)
Retiree medical benefits	(6,761)
Other	(839)

$(18,409)
Valuation reserve for state NOL, foreign NOL and foreign tax credits	$3,503

Long-term deferred assets	$(14,906)

Deferred liabilities (current):
Misc credits	$—

$—

Deferred liabilities (long-term):
Prepaid pension	$13,926
Depreciation	3,607
Other	—

$17,533

Net deferred tax liability (asset)	$(2,627)

The net long-term deferred tax liability on the balance sheet represents the net of long-term liabilities of $17,533 offset by $14,906 of long-term assets.

Foreign operations deferred assets (current) relate primarily to pensions.

Foreign operations net deferred assets (long-term) relate primarily to foreign NOL and foreign tax credits carryforwards.

Amounts related to foreign operations included in the long-term portion of deferred liabilities are not significant.

Deferred income taxes at June 25, 2005 are attributable to the following (in thousands):

2005
Deferred assets:
Retiree medical benefits	$(6,381)
Inventories	(2,256)
Domestic NOL carried forward 20 years	(2,216)
Foreign NOL carried forward indefinitely	(1,329)
Foreign tax credit carryforward expiring 2007-8	(1,194)
Other	(1,281)

$(14,657)

Deferred liabilities:
Prepaid pension	$11,205
Other employee benefits	(358)
Depreciation	4,756
Other	970

$16,573

Valuation reserve for foreign NOL and foreign tax credits	1,007

Net deferred tax liability	$2,923

Current portion (net deferred asset)	$(7,628)

Long-term portion (deferred liability)	$10,551

Current portion (net deferred asset) is comprised of the following:

2005
Domestic operations	$(6,651)
Foreign operations	(977)

$(7,628)

Foreign operations deferred assets (current) relate primarily to pensions.

Foreign operations net deferred assets (long-term) relate primarily to foreign NOL and foreign tax credits carryforwards.

Amounts related to foreign operations included in the long-term portion of deferred liabilities are not significant.

Domestic NOL carryforwards of $19.3 million expire in the year 2023, 2025, and 2026. Foreign tax credit carryforward of $1.7 million expire in the years 2009 through 2016.

8. EMPLOYEE BENEFIT PLANS

The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for fiscal 2006, 2005, and 2004, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $1,176,000, $(611,000), and $140,000, respectively. Included in these amounts are the Company’s contributions to the defined contribution plan amounting to $228,000, $237,000 and $228,000 in fiscal 2006, 2005 and 2004, respectively.

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

The Company uses an expected long-term rate of return assumption of 8.0% for the domestic pension plan, and 6.7% for the nondomestic plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. The Company uses a discount rate assumption of 5.0% for the domestic plan and 5.2% for the UK plan. In determining these assumptions, the Company considers published third party data appropriate for the plans. The change from the prior year discount rate for the domestic plan reflects the overall decline in comparable market rates for the applicable measurement dates.

The table below details assets by category for the Company’s domestic pension plan. These assets consist primarily of publicly traded equity and fixed income securities, including 981,421 shares of Company common stock with a fair value of $13.4 million (13% of total plan assets) at June 30, 2006, and 997,817 shares of the Company’s common stock with a fair value of $18.2 million (17% of total plan assets) at June 30, 2005. The majority of these shares are in the Company’s ESOP plan.

	2006	2005
Asset category:
Cash	3%	9%
Equities	72%	69%
Debt	25%	22%

	100%	100%

Domestic and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2006	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$122,758	$105,190	$100,829
Service cost	3,518	3,235	3,245
Interest cost	6,482	6,630	6,104
Participant contributions	255	262	223
Exchange rate changes	1,140	(325)	3,362
Benefits paid	(4,862)	(4,572)	(3,836)
Actuarial (gain) loss	(13,806)	12,338	(4,737)

Benefit obligation at end of year	$115,485	$122,758	$105,190

Weighted average assumptions – benefit obligations (domestic)
Discount rate	6.20%	5.00%	6.25%
Rate of compensation increase	3.25%	3.25%	3.25%

Change in plan assets
Fair value of plan assets at beginning of year	$136,948	$128,690	$115,191
Actual return on plan assets	4,102	12,319	13,931
Employer contributions	532	510	480
Participant contributions	255	262	223
Benefits paid	(4,862)	(4,572)	(3,836)
Exchange rate changes	1,069	(261)	2,701

Fair value of plan assets at end of year	$138,044	$136,948	$128,690

Reconciliation of funded status
Funded status	$22,559	$14,966	$23,500
Unrecognized actuarial gain	12,971	19,266	9,958
Unrecognized transition asset	—	(204)	(981)
Unrecognized prior service cost	2,536	3,389	3,382

Prepaid pension cost	$38,066	$37,417	$35,859

	2006	2005	2004
Amounts recognized in statement of financial position
Prepaid benefit cost	$38,523	$38,156	$36,705
Accrued benefit liability	(4,582)	(6,638)	(5,259)
Intangible asset	610	779	924

Prepared pension cost (net per balance sheet)	34,551	32,297	32,370

Accumulated other comprehensive income	3,515	5,120	3,489

Prepaid pension cost (including Comprehensive income)	$38,066	$37,417	$35,859

Accumulated benefit obligation at year-end for all pension plans	$106,269	$111,650	$96,113

Weighted average assumptions – net periodic benefit cost (domestic)
Discount rate	5.00%	5.00%	6.25%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%	3.25%

Underfunded Plans (Primarily U.K.):

Year-end information for plans with accumulated benefit obligations in excess of plan assets (primarily U.K.)
Projected benefit obligation	$38,797	$31,836	$32,069
Accumulated benefit obligation	38,439	31,142	31,300
Fair value of plan assets	33,868	25,841	26,040
Weighted average assumptions – benefit obligations (UK)
Discount rate	5.10%	5.20%	6.00%
Rate of compensation increase	3.60%	3.50%	3.90%
Components of net periodic benefit cost (benefit)
Service cost	$3,518	$3,152	$3,245
Interest cost	6,482	6,479	6,104
Expected return on plan assets	(10,439)	(10,288)	(9,387)
Amortization of prior service cost	425	433	421
Amortization of transition asset	(2)	(982)	(973)
Recognized actuarial gain	317	(1)	292

Net periodic benefit cost	$301	$(1,207)	$(298)

Weighted average assumptions – net periodic benefit cost (UK)
Discount rate	5.20%	6.00%	5.50%
Expected long-term rate of return	6.70%	7.40%	6.90%
Rate of compensation increase	3.50%	3.90%	3.40%

Medical and Life Insurance Benefits – Retired Employees:

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

Change in benefit obligation
Benefit obligation at beginning of year	$16,929	$15,716	$17,839
Service cost	517	516	657
Interest cost	750	952	1,037
Plan amendments	(3,017)	—	(1,360)
Benefits paid	(1,055)	(1,250)	(1,312)
Actuarial (gain) loss	(1,430)	995	(1,145)

Benefit obligation at end of year	$12,694	$16,929	$15,716

	2006	2005	2004
Reconciliation of funded status
Funded status	$(12,694)	$(16,929)	$(15,716)
Unrecognized actuarial gain	1,853	3,412	2,481
Unrecognized prior service cost	(5,899)	(3,500)	(3,974)

	$(16,740)	$(17,017)	$(17,209)

Less current liability	729	—	—

Accrued benefit liability	$(16,011)	$(17,017)	$(17,209)

Components of net periodic benefit cost
Service cost	$517	$517	$657
Interest cost	750	952	1,037
Amortization of prior service cost	(619)	(474)	(353)
Recognized actuarial gain	132	63	123

Net periodic benefit cost	$780	$1,058	$1,464

Weighted average assumptions
Discount rate	6.20%	5.00%	6.25%
Rate of compensation increase	3.25%	3.25%	3.25%

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$86	$(72)
Effect on postretirement benefit obligation	1,312	(1,110)

For fiscal 2007, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23,000 to the nonqualified domestic pension plan, $545,000 to the nondomestic pension plan, and $884,000 to the retiree medical and life insurance plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal year	Pension	Other Benefits
2007	$4,704	$729
2008	4,824	768
2009	5,103	797
2010	5,290	869
2011	5,408	881
2012-2016	30,625	4,720

In December 2003, legislation was enacted providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Although the Company has experienced some savings, this legislation has not materially impacted plan obligations.

9. DEBT

Effective April 28, 2006, the Company entered into a credit facility agreement with Bank of America comprised of a $10 million revolving credit facility

(Revolver), a $3 million sub-limit under the Revolver for the issuance of letters of credit, and a $12 million reducing revolving (Reducing Revolver) credit facility. The agreement was then amended effective June 24, 2006. The Revolver requires a commitment fee of .25%. Interest rates on all the above Facilities vary from LIBOR plus 1.25% to LIBOR plus 2.0% depending on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the credit facility. On April 28, 2006, the Company borrowed $12 million under the Reducing Revolver to finance the Tru-Stone acquisition previously described. The average interest rate for the period the Reducing Revolver has been outstanding is 6.82%, which includes the cost of the interest rate swap described below. The Reducing Revolver shall reduce by one fifth of the original principal amount at the end of each year until fully repaid.

At year end, long-term debt consists of the following (in thousands):

	2006	2005
Reducing Revolver	$12,000	$—
Capitalized lease obligations payable in Brazilian currency, due 2007 to 2011, 17% to 25%	4,282	3,655

	16,282	3,655

Less current maturities	3,228	770

	$13,054	$2,885

The previous revolving credit agreement, which was amended on April 29, 2005, was for $15 million and required commitment fees of .25%.

Under the new credit facility, as amended, the Company must maintain tangible net worth of $130 million and an EBITDA (as defined) to debt service ratio of at least 1.0, 1.15 and 1.25 for fiscal 2006 June quarter, fiscal 2007 September quarter, and all quarters thereafter, respectively. Also, the Company is required to maintain a minimum consolidated cash balance of $15 million. The Company has issued $.9 million of standby letters of credit under this agreement that guarantee future payments which may be required under certain insurance programs.

The Company has entered into an interest rate swap agreement designed to limit the amount of exposure resulting from increases in its variable LIBOR rate on the $12 million Reducing Revolver currently outstanding. The swap agreement covers $6 million of the $12 million outstanding for the first 3 years of the 5 year term of the debt. The agreement acts as a cash flow hedge which requires cash payment when the LIBOR rate is below 7.19% and provides cash receipts when the LIBOR rates exceed 7.19%. As of June 24, 2006 the swap agreement has an immaterial value. In the event that the LIBOR rate continues to increase, a fair value will be assigned to the swap agreement and the gain will be taken into Other Comprehensive Income.

Current notes payable representing current portion of the Reducing Revolver and capital lease obligations carry interest at a rate of LIBOR plus 1% to LIBOR plus 4%. Interest expense, prior to capitalization of interest on self-constructed assets, was $1.3 million, $.9 million, and $1.1 million in fiscal 2006, 2005, and 2004. Long-term debt maturities from 2007 to 2011 are as follows: $3.2 million, $3.2 million, $3.3 million, $3.3 million and $3.3 million.

The Company provides guarantees of debt for its Brazilian and Scottish subsidiaries of up to $6.0 million and $1.8 million, respectively. Outstanding debt covered by these guarantees is reflected on the Company’s Consolidated Balance Sheet as of June 24, 2006.

10. COMMON STOCK

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

Under the Company’s employee stock purchase plans, the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options were exercisable at fiscal year ends. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price At Grant	Shares Available For Grant
Balance, June 28, 2003	68,072	13.20	737,910
Options granted ($12.07 and $13.18)	36,919	12.65	(36,919)
Options exercised ($12.29 and $13.26)	(3,322)	12.80
Options canceled	(28,122)		25,462

Balance, June 26, 2004	73,547	12.78	726,453
Options granted ($16.32 and $14.94)	29,871	15.70	(29,871)
Options exercised ($14.96 and $10.80)	(37,836)	12.61
Options canceled	(27,344)		27,344

Balance, June 25, 2005	38,238	14.57	723,926
Options granted ($15.60 and $11.69)	42,285	13.39	(42,285)
Options exercised ($12.07 and $11.64)	(9,319)	11.77
Options canceled	(23,249)		23,249

Balance, June 24, 2006	47,955		704,890

The following information relates to outstanding options as of June 24, 2006:

Weighted average remaining life	1.4 years
Weighted average fair value on grant date of options granted in:
2004	$3.50
2005	$4.50
2006	$3.62

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: volatility - 29, interest - 3.0% to 4.8%, and expected lives - 2 years.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted SFAS 123(R) at the beginning of fiscal 2006 using the prospective method. As a result, compensation expense of $62,000 has been recorded for fiscal 2006. It is not anticipated that future compensation expense related to SFAS 123(R) will vary materially from this amount under the current employee stock purchase plan.

11. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

12. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 24, 2006. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for approximately 8% of sales in 2006, 11% of sales in 2005, and 12% in 2004.

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

The Company’s operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2006	2005	2004
Sales
North America	$125,055	$124,597	$123,149
United Kingdom	31,552	30,882	27,409
Brazil	55,187	47,798	35,756
Eliminations and other	(10,878)	(7,368)	(6,318)

Total	$200,916	$195,909	$179,996

Long-lived Assets
North America	$90,046	$77,458	$80,490
United Kingdom	6,264	7,145	8,482
Brazil	13,764	12,047	8,501
Other and eliminations	2,138	2,049	2,189

Total	$112,212	$98,699	$99,662

QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Profit	Earnings (Loss) Before Income Taxes	Net Earnings (Loss)	Basic Earnings (Loss) Per Share
Sep. 2004	$46,795	$13,358	$2,014	$1,664	$0.25
Dec. 2004	49,255	13,824	1,633	1,312	0.20
Mar. 2005	50,028	12,525	51	149	0.02
Jun. 2005	49,831	14,038	1,515	904	0.14

	$195,909	$53,745	$5,213	$4,029	$0.61

Sep. 2005	$47,531	$10,016	$(2,668)	$(1,844)	$(0.28)
Dec. 2005	51,611	11,266	(1,879)	(996)	(0.15)
Mar. 2006	49,359	12,040	(278)	(225)	(0.03)
Jun. 2006	52,415	13,360	(2,089)	(717)	(0.11)

	$200,916	$46,682	$(6,914)	$(3,782)	$(0.57)

The Company’s Class A common stock is traded on the New York Stock Exchange.

13. SUBSEQUENT EVENT

On September 21, 2006, the Company sold its Alum Bank plant for $.4 million. Gain on sale will be recognized in the first quarter of fiscal 2007.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Form 8-K filed February 3, 2006, the Company changed its independent public accounting firm from Deloitte & Touche LLP to Grant Thornton LLP for the fiscal 2006 reporting period.

Item 9A - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control in ensuring that all information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to a material weakness in our internal control over financial reporting for income taxes identified in fiscal 2005 and fiscal 2006, in preparing our financial statements at and for the years ended June

25, 2005 and June 24, 2006, we performed additional procedures relating to our accounting for income taxes to ensure that such financial statements were stated fairly in all material respects in accordance with generally accepted accounting principles in the United States.

Since the end of fiscal 2005, the following remediation actions have been taken:

1.	Commencing in the first quarter of fiscal 2006, a rate reconciliation for each significant jurisdiction and the consolidated worldwide Company has been developed and maintained.

2.	Enhancements to electronic tax workpapers have been made, which track current and deferred assets and liabilities and reconciles to the general ledger. Included in this process is a roll-forward of all accounts.

3.	All tax calculations and disclosures were reviewed at year-end by a CPA not affiliated with our independent accounting firm.

While these actions have strengthened our internal control over financial reporting, management believes that the Company continues to have a material weakness in its accounting for income taxes. The Company believes that certain initiatives taking place in fiscal 2007 will fully remediate this weakness. The Audit Committee will continue to monitor the progress of the Company’s remediation efforts.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 24, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of June 24, 2006, the Company did not maintain effective internal control over financial reporting, due to a material weakness as a result of deficiencies in both the design and operating effectiveness of controls associated with our accounting for income taxes. These deficiencies were concluded to represent a material weakness due to the potential for misstatements and the lack of other mitigating controls to detect potential misstatements.

The Company completed its acquisition of Tru-Stone on April 28, 2006. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Tru-Stone, which results are included in the Company’s audited consolidated financial statements as of June 24, 2006 and for the period from May 1, 2006 through June 24, 2006. The Company’s consolidated revenues for the year ended June 24, 2006 were $200.9 million, of which Tru-Stone represented $1.7 million. The Company’s total assets as of June 24, 2006 were $228.1 million, of which Tru-Stone represented $20.8 million, including intangible assets and goodwill recorded in connection with the acquisition aggregating $12.5 million, net of accumulated amortization.

Grant Thornton LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The L.S. Starrett Company

Athol, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The L.S. Starrett Company and subsidiaries (the “Company”) (a Massachusetts Corporation) did not maintain effective internal control over financial reporting as of June 24, 2006, because of the effect of a material weakness as a result of deficiencies in both the design and effectiveness of controls associated with accounting for income taxes based on the criteria established in “Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an evaluation of the internal controls of Tru-Stone Technologies, Inc., which is included in the fiscal 2006 consolidated financial statements of the Company and constituted approximately $1.7 million of net revenues, for the year ended June 24, 2006 and approximately $20.8 million of total assets, including intangible assets and goodwill recorded in connection with the acquisition aggregating $12.5 million, net of accumulated amortization, as of June 24, 2006.

The Company completed its acquisition of Tru-Stone Technologies, Inc. on April 28, 2006, and as permitted by the Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of Tru-Stone Technologies, Inc. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tru-Stone Technologies, Inc.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in Management’s assessment. Deficiencies existed in both the design and operating effectiveness of controls associated with the Company’s accounting for income taxes. These deficiencies included the adequacy and accuracy of the detail records supporting the income tax accounts. These deficiencies resulted in adjustments to the consolidated financial statements. The deficiencies were concluded to represent a material weakness in the aggregate due to the lack of mitigating controls to detect misstatements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated September 21, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 24, 2006 is fairly stated, in all material respects, based on the criteria established in COSO. Also, in our opinion, because the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 24, 2006, based on criteria established in COSO.

/S/ GRANT THORNTON LLP

Boston, Massachusetts

September 21, 2006

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The information concerning the Directors of the Registrant is contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 11, 2006 (the “2006 Proxy Statement”), which will be mailed to stockholders on or about September 22, 2006. The information in that portion of the 2006 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	54	2001	President and CEO and Director
Randall J. Hylek	52	2005	Chief Financial Officer and Treasurer
Anthony M. Aspin	53	2000	Vice President Sales
Stephen F. Walsh	60	2003	Senior Vice President Operations and Director

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001. From 2002 until he joined the company in 2005, Mr. Hylek served as interim Vice President, Finance of Cooper Wiring Devices, a manufacturer of electrical wiring products, a transitional Finance Manager at MCI (formerly World Com), and as an outside consultant for Sarbanes-Oxley implementation at various medium and large public companies. From 1999 to 2002 he was Vice President Finance for CTC Communications, a telecommunications provider. Anthony M. Aspin was previously a divisional sales manager with the Company. Stephen F. Walsh was previously President of the Silicon Carbide Division of Saint-Gobain Industrial Ceramics before joining the Company in 2003 as Vice President Operations. The positions listed above represent their principal occupations and employment during the last five years.

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

Item 11 - Executive Compensation

The information concerning management remuneration is contained in (i) General Information Relating to the Board of Directors and Its Committees, and (ii) in Sections C-G of Part I in the Company’s 2006 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2002 Employees’ Stock Purchase Plan (“2002 Plan”) as of June 24, 2006. The 2002 Plan was approved by stockholders at the Company’s 2002 annual meeting and shares of Class A or Class B Common Stock may be issued under the Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Ex- ercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Col (a) (c)
Equity compensation plans approved by security holders	38,238	14.57	723,926
Equity compensation plans not approved by security holders	0		0

Total	38,238	14.57	723,926

(b) Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2006 Proxy Statement, and is hereby incorporated by reference.

(c) Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2006 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

(d) The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions

(a)	Transactions with management and others: None.

(b)	Certain business relationships: Not applicable.

(c)	Indebtedness of management: None.

(d)	Transactions with promoters: Not applicable.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2006 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a) 1. Financial statements filed in item 8 of this annual report:

Consolidated Statements of Operations for each of the three years in the period ended June 24, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended June 24, 2006

Consolidated Balance Sheets at June 24, 2006 and June 25, 2005

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 24, 2006

Notes to Consolidated Financial Statements

2.	All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

3.	See Exhibit Index below. Compensatory plans or arrangements are identified by an “*.”

(b) See Exhibit Index below.

(c) Not applicable.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

Exhibit

2.1*	Asset Purchase Agreement dated as of April 28, 2006 (the “Asset Purchase Agreement”) by and among Starrett Acquisition Corporation, a Delaware Corporation (together with its successors-in-interest, the “Buyer”), Tru-Stone Technologies, Inc., and Minnesota corporation (the “Company”), St. Cloud and each individual shareholder of St. Cloud that signed the Asset Purchase Agreement (the “Shareholders”, and together with the Company and St. Cloud, the “Sellers”) filed with form 8-K dated May 8, 2006 is hereby incorporated by reference.

3a	Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

3b	Bylaws as amended September 16, 1999, filed with Form 10-Q for the quarter ended September 24, 1999, are hereby incorporated by reference.

4	Second Amended and Restated Rights Agreement, dated as of March 13, 2002, between the Company and Mellon Investor Services, as Rights Agent, including Form of Common Stock Purchase Rights Certificate, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10a	$25,000,000 Revolving Credit Agreement dated as of June 13, 2000 (the “Credit Agreement”), among The L.S. Starrett Company and Fleet National Bank filed with Form 10-K for the year ended June 24, 2000 is hereby incorporated by reference.

10b	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10c*	The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10e	2002 Employees’ Stock Purchase Plan filed with Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated by reference.

10f	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10g	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10h	Amendment dated as of March 1, 2004 to the Company’s Credit Agreement, filed with Form 10-Q for the quarter ended March 27, 2004, is hereby incorporated by reference.

10i	Amendment dated April 29, 2005 to the Company’s Credit Agreement filed with Form 10-K for the year ended June 25, 2005, incorporated by reference.

10j	Amended and Restated Credit Agreement, dated as of April 28, 2006 (the “Credit Agreement”) by and among The L.S. Starrett Company, a Massachusetts corporation (the “Borrower”), the Lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (“Bank of America”), as Agent, a national banking association (the “Agent”). The Credit Agreement amends and restates in its entirety the Credit Agreement dated as of June 13, 2000 among the Borrower, Bank of America, N.A., formerly known as Fleet National Bank, as Agent, and the other Lenders from time to time party thereto, as amended from time to time (the “Existing Credit Agreement”) filed with form 8-K dated May 8, 2006 is hereby incorporated by reference.

10k	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed herewith.

11	Earnings per share – Schedule has not been filed for 2006 since the only income year the diluted shares had no impact on the per share amounts presented.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firms, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2003 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

99.1	The audited financial statements of Tru-Stone for the years ended December 31, 2005 and December 31, 2004, and the unaudited financial statements for the quarters ended March 31, 2006 and March 31, 2005 filed with the Current Report on form 8-K/A (Amendment I) dated July 13, 2006, is hereby incorporated by reference.

99.2	The unaudited pro forma combined balance sheet of the Company and Tru- Stone as of March 25, 2006 and the unaudited pro forma combined statement of operations of the Company and Tru-Stone for the year ended June 25, 2005 and the nine months ended March 25, 2006 filed with the Current Report on form 8-K/A (Amendment I) dated July 13, 2006, is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY
(Registrant)

By	/S/ RANDALL J. HYLEK
Randall J. Hylek,
Treasurer and Chief Financial Officer

Date: September 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DOUGLAS A. STARRETT	ANTONY MCLAUGHLIN
Douglas A. Starrett, Sep. 22, 2006	Antony McLaughlin, Sep. 22, 2006
President and CEO and Director	President Starrett Industria e Comercio, Ltda, Brazil

RALPH G. LAWRENCE	TERRY A. PIPER
Ralph G. Lawrence, Sep. 22, 2006	Terry A. Piper, Sep. 22, 2006
Director	Director

RICHARD B. KENNEDY	ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sep. 22, 2006	Robert L. Montgomery, Jr., Sep. 22, 2006
Director	Director

STEVEN G. THOMSON	STEPHEN F. WALSH
Steven G. Thomson, Sep. 22, 2006	Stephen F. Walsh, Sep. 22, 2006
Chief Accounting Officer	Senior Vice President Operations and Director