Form 10-Q
period 2006-09-23
STARRETT L S CO
filed 2006-11-02
CIK 93676

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

                                 FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 23, 2006

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

                             YES  X  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check One):

Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES     NO  X

Common Shares outstanding as of October 20, 2006:

     Class A Common Shares      5,683,521

     Class B Common Shares      996,514

THE L. S. STARRETT COMPANY

                                  CONTENTS

                                                                    Page No.

Part I.  Financial Information:

      Item 1.  Financial Statements

                  Consolidated Statements of Operations -

                  thirteen weeks ended September 23, 2006

                  and September 24, 2005 (unaudited)                     3

                  Consolidated Statements of Cash Flows -

                  thirteen weeks ended September 23, 2006

                  and September 24, 2005 (unaudited)                     4

                  Consolidated Balance Sheets - September 23,

                  2006 (unaudited) and June 24, 2006                     5

                  Consolidated Statements of Stockholders'

                  Equity - thirteen weeks ended September 23,

                  2006 and September 24, 2005 (unaudited)                6

                  Notes to Consolidated Financial Statements            7-10

      Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                     10-15

      Item 3.  Quantitative and Qualitative Disclosures About

               Market Risk                                              15

      Item 4.  Controls and Procedures                                  16

Part II.  Other information:

      Item 2.  Changes in Securities and Use of Proceeds                16

      Item 6.  Exhibits                                                16-17

SIGNATURES                                                              17

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY

                   Consolidated Statements of Operations

         (in thousands of dollars except per share data)(unaudited)

                                                         13 Weeks Ended

                                                        9/23/06   9/24/05

Net sales                                              $ 51,092  $ 47,531

Cost of goods sold                                      (37,524)  (37,515)

Selling and general expense                             (13,328)  (12,590)

Other (expense) income                                       55       (94)

(Loss) earnings before income taxes                         295    (2,668)

Income tax (benefit) expense                                 74      (824)

Net (loss) earnings                                    $    221  $ (1,844)

Basic and diluted (loss) earnings per share            $    .03  $  (.28)

Average outstanding shares used in

  per share calculations (in thousands)

    Basic                                                 6,671    6,663

    Diluted                                               6,678    6,663

Dividends per share                                    $    .10  $   .10

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY

                    Consolidated Statements of Cash Flows

                    (in thousands of dollars)(unaudited)

                                                           13 Weeks Ended

                                                          9/23/06  9/24/05

Cash flows from operating activities:

   Net (loss) earnings                                    $   221 $ (1,844)

   Noncash operating activities:

Gain from sale of real estate                          (299)       0

      Depreciation                                          2,508    2,536

      Amortization                                            308        0

      Deferred taxes                                         (174)    (883)

      Unrealized transaction (gains) losses                  (155)     (56)

      Retirement benefits                                    (292)     (77)

   Working capital changes:

      Receivables                                            (243)     818

      Inventories                                           1,595   (1,875)

      Other current assets                                  1,192      390

Other current liabilities                            (1,264)  (1,227)

      Prepaid pension cost and other                           55      153

         Net cash (used in) from operating activities       3,452   (2,065)

Cash flows from investing activities:

   Additions to plant and equipment                        (1,455)  (2,033)

   Proceeds from sale of real estate                          394        0

   Decrease in investments                                    808    4,987

         Net cash provided from (used in) investing

          activities                                         (253)   2,954

Cash flows from financing activities:

   Proceeds from short-term borrowings                        240      370

   Short-term debt repayments                              (1,868)    (850)

   Proceeds from long-term borrowings                         171        -

   Long-term debt repayments                                    -     (133)

   Common stock issued                                        108       15

   Treasury shares purchased                                  (35)    (170)

   Dividends                                                 (669)    (666)

         Net cash used in financing activities             (2,053)  (1,434)

Effect of exchange rate changes on cash                        85       32

Net (decrease) increase in cash                             1,231     (513)

Cash, beginning of period                                   3,976    4,479

Cash, end of period                                         5,207    3,966

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY

                         Consolidated Balance Sheets

                          (in thousands of dollars)

                                                      Sept. 23     June 24

                                                         2006        2006

ASSETS                                               (unaudited)

Current assets:

   Cash                                               $  5,207    $  3,976

   Investments                                          18,764      19,424

   Accounts receivable (less allowance for doubtful

         accounts of $1,474 and $1,417)                 32,864      31,768

   Inventories:

      Raw materials and supplies                        15,074      13,902

      Goods in process and finished parts               18,525      18,336

      Finished goods                                    22,080      23,740

                                                        55,679      55,978

   Prepaid expenses, taxes and other current assets      7,336       8,238

                  Total current assets                 119,850     119,384

Property, plant and equipment, at cost (less

      accumulated depreciation of $117,124

      and $114,843)                                     62,938      60,924

Intangible assets (less accumulated amortization

         of $442 and $134)                               4,858       3,882

Goodwill                                                 5,260       8,580

Prepaid pension cost                                    34,670      34,551

Other assets                                               716         761

                                                      $228,292    $228,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable and current maturities               $  4,943    $  5,119

   Accounts payable and accrued expenses                16,093      15,744

   Accrued current income tax                            5,440       5,436

   Accrued salaries and wages                            5,061       4,849

                  Total current liabilities             31,537      31,148

Deferred income taxes                                    2,504       2,627

Long-term debt                                          11,002      13,054

Accumulated postretirement benefit obligation           15,837      16,011

                  Total liabilities                   $ 60,880    $ 62,840

Stockholders' equity:

   Class A Common $1 par (20,000,000 shares authorized;

     5,674,451 outstanding at 9/23/06; 5,628,642

     outstanding at 6/24/06)                             5,674       5,629

   Class B Common $1 par (10,000,000 shares authorized;

     999,978 outstanding at 9/23/06; 1,040,215

     outstanding at 6/24/06)                             1,000       1,040

   Additional paid-in capital                           50,653      50,569

   Retained earnings reinvested and employed in

     the business                                      123,465     123,913

   Accumulated other comprehensive loss                (13,380)    (15,909)

                  Total stockholders' equity           167,412     165,242

                                                      $228,292    $228,082

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY

               Consolidated Statements of Stockholders' Equity

   For the Thirteen Weeks Ended September 23, 2006 and September 24, 2005

(in thousands of dollars)(except per share data)

                                 (unaudited)

                           Common      Addi-            Accumulated

                          Stock Out-  tional               Other

                          standing   Paid-in   Retained Comprehensive

                          ($1 Par)   Capital   Earnings     Loss     Total

Balance June 25, 2005     $  6,664  $ 50,466  $130,361  $(19,065) $168,426

Comprehensive income:

  Net (loss)                                    (1,844)             (1,844)

  Unrealized net (loss)

    on investments                                            (2)       (2)

  Translation gain, net                                      398       398

Total comprehensive (loss)                                          (1,448)

Dividends ($.10 per share)                        (666)               (666)

Treasury shares:

 Purchased                     (10)      (83)      (77)               (170)

 Issued                          1        14                            15

Stock Purchase Plan              0        14                            14

Balance September 24, 2005$  6,655  $ 50,411  $127,774  $(18,669) $166,171

Balance June 24, 2006     $  6,669  $ 50,569  $123,913  $(15,909) $165,242

Comprehensive income:

  Net income                                       221                 221

  Unrealized net (loss)

    on investments                                           (76)      (76)

  Translation gain, net                                    2,605     2,605

Total comprehensive income                                           2,750

Dividends ($.10 per share)                        (669)               (669)

Treasury shares:

 Purchased                      (3)      (32)                          (35)

 Issued                          8       100                           108

Stock Purchase Plan              0        16                            16

Balance September 23, 2006$  6,674  $ 50,653  $123,465  $(13,380) $167,412

Cumulative Balance:

Translation loss                                      $(10,800)

Unrealized loss on investments                            (120)

Minimum pension liability                               (2,460)

                                                        $(13,380)

               See notes to consolidated financial statements

                         THE L. S. STARRETT COMPANY

            Condensed Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 23,

2006 and June 24, 2006; the results of operations and cash flows for the thirteen weeks ended September 23, 2006 and September 24, 2005; and changes in stockholders' equity for the thirteen weeks ended September 23, 2006 and September 24, 2005.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's annual report filed on Form 10-K for the year ended June 24, 2006, and these financial statements should be read in conjunction with said annual report.

Shares used to compute basic and diluted loss per share are the same in the September 2005 quarter since the inclusion of common stock equivalents (6,852 shares) is antidilutive in periods with a loss.

Included in investments at September 23, 2006 is $2.2 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Accounts payable and accrued expenses at September 23, 2006 consist primarily of accounts payable ($4.6 million), accrued benefits
($1.3 million) and accrued taxes other than income ($1.6 million).

Other (expense) income is comprised of the following (in thousands):

                                                     Thirteen Weeks

                                                    Ended September

                                                     2006     2005

        Interest income                            $  308   $  292

        Interest expense and commitment fees         (450)    (336)

        Realized and unrealized exchange

           gains (losses), net                        (37)      41

        Gain on sale of real estate                   299

        Other                                         (65)     (91)

           Other (expense) income                  $   55   $  (94)

Net periodic costs (benefits) for the Company's defined benefit pension plans consists of the following (in thousands):

                                                     Thirteen Weeks

                                                    Ended September

                                                     2006     2005

   Service cost                                    $  765   $  957

   Interest cost                                    1,701    1,624

   Expected return on plan assets                  (2,584)  (2,613)

   Amort. of transition obligation                      -       (1)

   Amort. of prior service cost                       109      107

   Amort. of unrecognized (gain)loss                   38       79

                                                   $   29   $  153

Net Periodic costs for the Company's postretirement medical plan consist of the following (in thousands):

                                                     Thirteen Weeks

                                                    Ended September

                                                     2006     2005

   Service cost                                    $  102   $  138

   Interest cost                                      177      206

   Amort. of prior service cost                      (214)    (119)

   Amort. of unrecognized loss                         12       32

                                                   $   77   $  257

Approximately 55% of all inventories are valued on the LIFO method.  At

September 23, 2006 and June 24, 2006, total inventories are approximately

$24 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

                                                  September   June

                                                    2006      2006

   Reducing Revolver                             $ 12,000  $ 12,000

   Capitalized lease obligations payable in

     Brazilian currency due 2007-2011, 15%-23%      3,491     4,282

   Less current portion                             4,489     3,228

                                                 $ 11,002  $ 13,054

TRU-STONE ACQUISITION

On April 28, 2006, the Company acquired 100% of the assets of Tru-Stone Technologies, Inc. (“Tru-Stone”).  The acquisition of Tru-Stone has been accounted for under the purchase method.  As such, the total purchase price has been allocated to assets acquired and liabilities assumed based on management’s best estimates of fair value, with the excess cost over the net tangible and identifiable intangible assets acquired being allocated to goodwill.

The initial allocation of the total purchase price of Tru-Stone’s net tangible and identifiable intangible assets was based on preliminary fair values as of April 28, 2006.  A revised analysis has been completed during the current quarter.  The total purchase price of $19,986 has been reallocated based upon the revised analysis as follows (in thousands):

Purchase price allocated:
Accounts receivable	$1,638
Inventory	2,246
Other current assets	118
Property, plant and equipment	5,968
Accounts payable and accrued liabilities	(544)
Intangible asset - non-compete agreements	1,330
Intangible asset – customer relationships	3,970
Goodwill	5,260

Total purchase price	$19,986

Adjustments to reflect the revised allocation have been recorded in the quarter ended September 23, 2006.  Such adjustments had an insignificant impact on net income.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statement No.87, 88, 106, and 132(R), which applies to all single-employer defined benefit pension and postretirement benefit plans.

The Statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position.  An employer must recognize an asset or liability in its statement of financial position for the differences between the fair value of the plan assets and the projected benefit obligation (PBO)(pension plans), or the accumulated postretirement benefit obligation (other postretirement plans).  Changes in the plans’ funded status must be recognized, in the year of change, in accumulated other comprehensive income (AOCI).  The Statement also will require entities to measure the funded status of the plans as of the date of the year-end statement of financial position, with a few exceptions.  Adoption of this pronouncement is effective for the Company in fiscal 2007.  The recognition provision will be adopted in the last quarter of fiscal 2007.

Based on June 30, 2006 information, FAS 158 would require an adjustment to increase the Company’s accumulated other comprehensive loss in the amount of $12.0 million (before tax effect), which represents the excess of the Company’s net prepaid ($34.5 million) over the Company’s PBO funded status ($22.5 million).

In addition, the amount will be offset by an increase in AOCI due to the retiree medical plan.  This plan would have an increase to AOCI in the amount of $4.0 million(before tax effect), which represents the excess of the Company’s accrued benefit liability ($16.7 million) over the Company’s APBO funded status ($12.7 million).

The net result will be a decrease in AOCI of $11.6 million(before tax effect).

The FASB recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statements No. 109, which clarifies Statement 109, Accounting for Income Taxes, indicates criterion that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements.  Under Interpretation 48, an entity should evaluate a tax position using a two step process:

1.

Evaluate the position for recognition: an enterprise should recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit.

2.

Measure the benefit amount for tax position that meets the more-likely-than-not threshold:  The amount recognized in the financial statements should be the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interpretation 48 contains significant disclosure requirements, including a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, as well as information concerning tax positions for which a material change in the liability for unrecognized tax benefits is reasonably possible within the next 12 months.

The scope of the Interpretation includes all tax positions accounted for in accordance with Statement 109.  The term tax position includes, but is not limited to, the following:

1.

A decision not to file a tax return in a jurisdiction

2.

The allocation of income between jurisdictions

3.

The characterization of income in the tax return

4.

A decision to exclude taxable income in the tax return

5.

A decision to classify a transaction, entity, or other position as tax-exempt in the tax return

Interpretation 48 applies only to taxes that are subject to Statement 109.  Uncertainties related to taxes that are not based on a measurement of income, such as franchise taxes, sales tax, and ad valorem taxes, should be accounted for by applying Statement 5, Accounting for Contingencies, and other applicable accounting literature.

The Company is currently evaluating the effect of this Interpretation and has not yet determined its effect.  Therefore, the Company will begin applying Interpretation 48 on July 1, 2007.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

As more fully discussed below, the Company had net income of $.2 million, or $.03 per share, in the first quarter of fiscal 2007 (fiscal 2007 quarter) compared to a net loss of $1.8 million, or $.28 per share, in the first quarter of fiscal 2006 (fiscal 2006 quarter).  The primary reasons for improved earnings are the acquisition of Tru-Stone, better utilization and absorption of overhead in our international operations and the gain on the sale of the Alum Bank plant in this quarter.

Sales

Sales for the fiscal 2007 quarter are up 7.5% compared to the fiscal 2006 quarter.  Domestic sales are up $2.5 million or 9.0%, while foreign sales are up $1.0 million or 5.3% (.7% in local currency).  The increase in domestic sales is attributed to a stronger U.S. economy as a whole, the acquisition of Tru-Stone, offset by a decline in Evans sales due to reduced unit volumes.  Excluding the effects of Tru-Stone and Evans, domestic sales increased 11.3%.

The increase in foreign sales is attributed to higher export sales overall and the general expansion worldwide into newer markets.

(Loss) earnings before taxes

The current quarter’s pre-tax earnings of $.3 million represents an increase of pre-tax earnings of $3.0 million from last year’s pre-tax loss of $2.7 million.  Approximately $3.6 million is at the gross margin line.  The gross margin percentage increased from 21.1% in the prior year to 26.6% in the current quarter.  The increase in gross margin is primarily a result of higher sales dollar volume (excluding the Evans division) and the acquisition of Tru-Stone.  Unfortunately, lower unit volumes at Evans offset the positive impact of cost reductions at that division, when comparing the current quarter to the prior year quarter.

Selling and general expense is up $.7 million primarily as a result of higher sales volume.  As a percentage of sales, selling and general expense decreased from 26.5% in the prior quarter to 26.1% in the current quarter.

The current quarter includes a one-time gain of $.3 million from the sale of the Alum Bank plant on September 21, 2006.

Income tax benefit

The effective income tax rate is a 25% provision in the fiscal 2007 quarter versus a 31% benefit for the fiscal 2006 quarter.  The current quarter’s rate reflects a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the anticipated effect of the Brazilian dividend to be paid in the second quarter of fiscal 2007.  The prior year quarter’s rate reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic.

The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.

Net (loss) earnings per share

As a result of the above factors, the Company had basic and diluted net income per share of $.03 in the fiscal 2007 quarter compared to basic and diluted net loss per share of $.28 in the fiscal 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows                                              13 Weeks Ended

                                                       9/23/06  9/24/05

   Cash (used in) provided by operations                3,452    (2,065)

   Cash provided from (used in) investing activities     (253)    2,954

   Cash used in financing activities                   (2,053)   (1,434)

Cash provided by operations increased significantly in the current quarter compared to the same quarter a year ago.  This increase is primarily a result of the improvement in net earnings and a reduction in inventories.

The Company’s investing activities consist of expenditures for plant and equipment, the investment of cash not immediately needed for operations and the proceeds from the sale of the Alum Bank plant.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations, further workforce and dividend reductions (see Reorganization Plans below). In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of September 23, 2006, $890,000 is being utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 3.8 to one as of September 23, 2006 and 3.8 to one as of June 24, 2006.

REORGANIZATION PLANS

The continued migration of manufacturing to low wage countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company sold its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina has been transferred to the Dominican Republic at an adjacent site. The Company expects to sell its Glendale, Arizona facility during fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company’s Consolidated Financial Statements included in the Form 10-K for the year ended June 24, 2006, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; and normal expense accruals for such things as workers compensation and employee medical expenses.

The allowance for doubtful accounts and sales returns of $1.5 million and $1.4 million as of September 23, 2006 and June 24, 2006, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

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

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: Approximately 40% of the Company’s sales and 20% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Customer Concentration: Sales to the Company’s top two customers accounted for approximately 14% of revenues in fiscal 2006. Sears sales and unit volume has decreased significantly during fiscal 2006 and the first quarter of fiscal 2007. This situation is problematic and if the Sears brands (i.e., Craftsman) we support are no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 23, 2006, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2006 Form 10-K. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $21.8 million and debt of $3.4 million at September 23, 2006) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.2 million by $27,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial

Officer, have evaluated the Company's disclosure controls and procedures as of September 23, 2006, and they have concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control in ensuring that all information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness relates to the accounting for income taxes.  The Company continues to take the remediation actions described in our fiscal 2006 Form 10-K, and while these actions have strengthened our internal control over financial reporting, management believes that the Company continues to have a material weakness in its accounting for income taxes.  The Company believes that certain initiatives taking place in fiscal 2007 will fully remediate this weakness.  The Audit Committee will continue to monitor the progress of the Company’s remediation efforts.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Summary of Stock Repurchases:

A summary of the Company's repurchases of shares of its common stock for the three months ended September 23, 2006 is as follows:

                  ISSUER PURCHASES OF EQUITY SECURITIES

                                    Shares Purchased    Shares yet to be

             Shares      Average     Under Announced    Purchased Under

Period     Purchased      Price         Programs       Announced Programs

6/24/06-

7/29/06      none

7/30/06-

8/26/06      2,500       $13.85            none              none

8/27/06-

9/23/06      none

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

Date   November 2, 2006               S/R. J. HYLEK

                                      R. J. HYLEK (Treasurer and

                                      (Chief Financial Officer)

Date   November 2, 2006              S/S.G.THOMSON

                                     S.G. THOMSON (Chief Accounting Officer)