Form 10-Q
period 2006-12-23
STARRETT L S CO
filed 2007-02-01
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended	December 23, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from		to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS		04-1866480
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS		01331-1915
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Former name, address and fiscal year, if changed since last report

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO ☒

Common Shares outstanding as of	January 31, 2007

Class A Common Shares	5,696,693

Class B Common Shares	993,151

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations - thirteen weeks and twenty-six weeks ended December 23, 2006 and December 24, 2005 (unaudited)	3

Consolidated Statements of Cash Flows - thirteen and twenty-six weeks ended December 23, 2006 and December 24, 2005 (unaudited)	4

Consolidated Balance Sheets - December 23, 2006 (unaudited) and June 24, 2006	5

Consolidated Statements of Stockholders' Equity - twenty-six weeks ended December 23, 2006 and December 24, 2005 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. Other information:

Item 2. Changes in Securities and Use of Proceeds	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	16

SIGNATURES	16

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/23/06	12/24/05	12/23/06	12/24/05

Net sales	$57,110	$51,611	$108,202	$99,142
Cost of goods sold	(40,805)	(40,345)	(78,329)	(77,860)
Selling and general expense	(13,973)	(12,814)	(27,301)	(25,404)
Other income (expense)	(537)	(331)	(482)	(425)

Earnings (loss) before income taxes	1,795	(1,879)	2,090	(4,547)
Income tax (benefit) expense	553	(883)	627	(1,707)

Net earnings (loss)	$1,242	$(996)	$1,463	$(2,840)

Basic and diluted earnings (loss) per share	$.19	$(.15)	$.22	$(.43)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,680	6,660	6,675	6,661
Diluted	6,686	6,660	6,682	6,661

Dividends per share	$.10	$.10	$.20	$.20

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/23/06	12/24/05	12/23/06	12/24/05

Cash flows from operating activities:
Net earnings (loss)	$1,242	$(996)	$1,463	$(2,840)
Non-cash items included:
Gain from sale of real estate	-	-	(299)	-
Depreciation	2,823	2,566	5,331	5,102
Amortization	265		573
Deferred taxes	98	488	(76)	(395)
Unrealized transaction (gains) losses	12	(139)	(143)	(195)
Retirement benefits	(472)	(54)	(764)	(131)
Working capital changes:
Receivables	(3,177)	(3,545)	(3,420)	(2,727)
Inventories	833	1,695	2,428	(180)
Other current assets	(555)	(693)	637	(303)
Other current liabilities	(429)	1,957	(1,693)	730
Prepaid pension cost and other	(85)	131	(30)	284

Net cash from (used in) operating activities	555	1,410	4,007	(655)

Cash flows from investing activities:
Additions to plant and equipment	(1,067)	(1,178)	(2,522)	(3,211)
Proceeds from sale of real estate	-	-	394	-
(Increase) decrease in investments	284	(425)	1,092	4,562

Net cash (used in) provided from investing activities	(783)	(1,603)	(1,036)	1,351

Cash flows from financing activities:
Proceeds from short-term borrowings	1,088	850	1,328	-
Short-term debt repayments	(669)	(454)	(2,537)	(84)
Proceeds from long-term debt borrowings	250	71	421	71
Long-term debt repayments	-	(181)	-	(314)
Common stock issued	146	124	254	139
Treasury shares purchased	-	-	(35)	(170)
Dividends	(668)	(666)	(1,337)	(1,332)

Net cash provided from (used in) financing activities	147	(256)	(1,906)	(1,690)

Effect of exchange rate changes on cash	92	4	177	36

Net increase (decrease) in cash	11	(445)	1,242	(958)
Cash, beginning of period	5,207	3,966	3,976	4,479
Cash, end of period	$5,218	$3,521	$5,218	$3,521

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	Dec. 23 2006 (unaudited)	June 24 2006

ASSETS
Current assets:
Cash	$5,218	$3,976
Investments	18,653	19,424
Accounts receivable (less allowance for doubtful accounts of $1,728 and $1,417)	36,429	31,768
Inventories:
Raw materials and supplies	14,701	13,902
Goods in process and finished parts	17,968	18,336
Finished goods	22,311	23,740
	54,980	55,978
Prepaid expenses, taxes and other current assets	7,894	8,238
Total current assets	123,174	119,384

Property, plant and equipment, at cost (less accumulated depreciation of $120,074 and $114,843)	61,196	60,924
Intangible assets (less accumulated amortization of $707 and $134)	4,593	3,882
Goodwill	5,260	8,580
Prepaid pension cost	34,872	34,551
Other assets	725	761
	$229,820	$228,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$5,656	$5,119
Accounts payable and accrued expenses	16,235	15,744
Accrued current income tax	5,216	5,436
Accrued salaries and wages	4,933	4,849
Total current liabilities	32,040	31,148

Deferred income taxes	2,596	2,627
Long-term debt	10,916	13,054
Accumulated postretirement benefit obligation	15,632	16,011
Total liabilities	$61,184	$62,840

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,690,239 outstanding on 12/23/06, 5,628,642 outstanding on 6/24/06	5,690	5,629
Class B Common $1 par (10,000,000 shrs. authorized) 994,858 outstanding on 12/23/06, 1,040,215 outstanding on 6/24/06	995	1,040
Additional paid-in capital	50,803	50,569
Retained earnings reinvested and employed in the business	124,039	123,913
Accumulated other comprehensive loss	(12,891)	(15,909)
Total stockholders' equity	168,636	165,242
	$229,820	$228,082
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Twenty-six Weeks Ended December 23, 2006 and December 24, 2005
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Outstanding ($1 Par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance June 25, 2005	$6,664	$50,466	$130,361	$(19,065)	$168,426
Comprehensive income (loss):
Net loss			(2,840)		(2,840)
Unrealized net gain (loss) on investments				(50)	(50)
Translation gain, net				1,120	1,120
Total comprehensive loss					(1,770)
Dividends ($.20 per share)			(1,332)		(1,332)
Treasury shares:
Purchased	(10)	(83)	(77)		(170)
Issued	5	88			93
Stock purchase plan	4	72			76

Balance Dec. 24, 2005	$6,663	$50,543	$126,112	$(17,995)	$165,323

Balance June 24, 2006	$6,669	$50,569	$123,913	$(15,909)	$165,242
Comprehensive income (loss):
Net earnings			1,463		1,463
Unrealized net gain (loss) on investments				(55)	(55)
Translation gain, net				3,073	3,073
Total comprehensive income					4,481
Dividends ($.20 per share)			(1,337)		(1,337)
Treasury shares:
Purchased	(3)	(32)			(35)
Issued	14	173			187
Stock purchase plan	5	93			98

Balance Dec. 23, 2006	$6,685	$50,803	$124,039	$(12,891)	$168,636

Cumulative Balance:
Translation loss				$(10,332)
Unrealized gain on investments				(99)
Minimum pension liability				(2,460)
				$(12,891)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 23, 2006 and June 24, 2006; the results of operations and cash flows for the thirteen and twenty-six weeks ended December 23, 2006 and December 24, 2005; and changes in stockholders' equity for the twenty-six weeks ended December 23, 2006 and December 24, 2005.

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

Included in investments at December 23, 2006 is $2.2 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Accounts payable and accrued expenses at December 23, 2006 consist primarily of accounts payable ($5.0 million), accrued benefits ($1.3 million) and accrued taxes other than income ($1.0 million).

Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2006	2005	2006	2005

Interest income	$274	$242	$582	$534
Interest expense and commitment fees	(420)	(316)	(870)	(652)
Realized and unrealized exchange losses	(47)	(324)	(84)	(283)
Gain on sale of real estate	-	-	299	-
Other	(344)	67	(409)	(24)
	$(537)	$(331)	$(482)	$(425)

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2006	2005	2006	2005

Service cost	$597	$957	$1,363	$1,914
Interest cost	1,680	1,624	3,382	3,248
Expected return on plan assets	(2,580)	(2,613)	(5,165)	(5,226)
Amort. of transition obligation	-	(1)	-	(2)
Amort. of prior service cost	109	107	218	214
Amort. of unrecognized loss	36	79	74	158
	$(158)	$153	$(128)	$306

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2006	2005	2006	2005

Service cost	$88	$138	$190	$276
Interest cost	187	206	364	412
Amort. of prior service cost	(233)	(119)	(447)	(238)
Amort. of unrecognized loss	39	32	51	64
	$81	$257	$158	$514

Approximately 52% of all inventories are valued on the LIFO method. At December 23, 2006 and June 24, 2006, total inventories are approximately $23 and $24 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

	December 2006	June 2006

Reducing revolver	$12,000	$12,000
Capitalized lease obligations payable in Brazilian currency due 2007-2011, 14%-23%	3,244	4,282
Less current portion	(4,328)	(3,228)
	$10,916	$13,054

Current notes payable, primarily in Brazilian currency, carry interest at up to 15%. The average rate for the current quarter is approximately 13%.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statement No.87, 88, 106, and 132(R), which applies to all single-employer defined benefit pension and postretirement benefit plans.

The Statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position. An employer must recognize an asset or liability in its statement of financial position for the differences between the fair value of the plan assets and the projected benefit obligation (PBO)(pension plans), or the accumulated postretirement benefit obligation (APBO) (other postretirement plans). Changes in the plans’ funded status must be recognized, in the year of change, in accumulated other comprehensive income (AOCI). The Statement also will require entities to measure the funded status of the plans as of the date of the year-end statement of financial position, with a few exceptions. Adoption of this pronouncement is effective for the Company in fiscal 2007. The recognition provision will be adopted in the last quarter of fiscal 2007.

Based on June 30, 2006 information, FAS 158 would require an adjustment to increase the Company’s accumulated other comprehensive loss in the amount of $12.0 million (before tax effect), which represents the excess of the Company’s net prepaid ($34.5 million) over the Company’s PBO funded status ($22.5 million).

In addition, the amount will be offset by an increase in AOCI due to the retiree medical plan. This plan would have an increase to AOCI in the amount of $4.0 million (before tax effect), which represents the excess of the Company’s accrued benefit liability ($16.7 million) over the Company’s APBO funded status ($12.7 million).

The estimated net result would be a decrease in AOCI of $8.0 million (before tax effect). Note that this amount has been corrected from the previously disclosed $11.6 million estimate included in the Fiscal 2007 first quarter Form 10-Q. The incorrect reporting was caused by a typographical error.

The FASB recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statements No. 109, which clarifies Statement 109, Accounting for Income Taxes, and indicates criterion that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements. Under Interpretation 48, an entity should evaluate a tax position using a two step process:
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

Interpretation 48 contains significant disclosure requirements, including a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, unrecognized tax benefits that, if recognized, would affect the effective tax rate, as well as information concerning tax positions for which a material change in the liability for unrecognized tax benefits is reasonably possible within the next 12 months.

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

The SEC issued SAB No.108 to add Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Early application of the guidance of SAB No. 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this SAB. This Staff Accounting Bulletin had no impact on the Company’s financial reporting.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 23, 2006 AND DECEMBER 24, 2005

Overview
As more fully discussed below, the Company had net earnings of $1.2 million, or $.19 per share, in the second quarter of fiscal 2007 compared to a net loss of $1.0 million, or $.15 per share, in the second quarter of fiscal 2006.

Sales
Sales for the fiscal 2007 December quarter are up $5.5 million, or 11%, compared to the fiscal 2006 December quarter. Domestic sales are up 13% while foreign sales are up 8% (4% increase in local currency).

The increase in domestic sales reflects a stronger U.S. economy as a whole and the acquisition of Tru-Stone. The increase in foreign sales reflects improved international sales overall and expanded penetration into global markets, including Eastern Europe, the Middle East and China.

Earnings (loss) before taxes
The current quarter's pretax earnings of $1.8 million represents an increase of pre-tax earnings of $3.7 million from last year’s pre-tax loss of $1.9 million. Approximately $5.0 million is at the gross margin line. The gross margin percentage increased from 21.8% in the prior year to 28.6% in the current quarter. In the prior year, the gross margin of 21.8% reflected the relatively short-term impact of costs associated with the transfer of manufacturing operations of the Evans Division to the Dominican Republic. Therefore, the increase in gross margin reflects the cessation of these transfer costs, higher sales volume (excluding the Evans Division), the acquisition of Tru-Stone and the reduction of cost of sales at the Evans Division.

Partially offsetting this gross margin improvement is a $1.2 million increase in selling and general expense primarily as a result of higher sales volume and higher advertising expense. As a percentage of sales, selling and general expense decreased slightly from 24.8% in the prior quarter to 24.5% in the current quarter.

Income Taxes
The effective income tax rate is a 31% provision in the fiscal 2007 quarter versus a 47% benefit for the fiscal 2006 quarter. The current quarter’s rate reflects a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the effect of the Brazilian dividend paid in December 2006. The prior year quarter’s rate reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as these operations were moved to the Dominican Republic.

The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets of approximately $9 million reflected on the balance sheet.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings of $.19 per share in the December 2006 quarter compared to $.15 of loss per share in the December 2005 quarter, a $.34 increase.

SIX MONTH PERIODS ENDED DECEMBER 23, 2006 AND DECEMBER 24, 2005

Sales
Sales for the first six months of fiscal 2007 are up $9.1 million, or 9%, compared to the first six months of fiscal 2006. Domestic sales are up 11% and foreign sales are up 7% (2% increase in local currency). The increase in domestic sales reflects a stronger U.S. economy as a whole and the acquisition of Tru-Stone. The increase in foreign sales is driven by the strengthening of the British Pound against the U.S. dollar and improved international sales worldwide, including Eastern Europe, the Middle East and China.

Earnings (loss) before taxes (benefit)
The pretax earnings for the first six months of fiscal 2007 was $2.1 million compared to a $4.6 million pretax loss for the first six months of fiscal 2006.

This represents an increase of pre-tax earnings of $6.7 million. Approximately $8.6 million of this increase is at the gross margin line. The gross margin percentage increased from 21.5% in the prior year to 27.6% in the current six month period. In the prior year the gross margin of 21.5% reflected the relatively short-term impact of costs associated with the transfer of manufacturing operations of the Evans Division to the Dominican Republic. Therefore, the increase in gross margin reflects the cessation of these transfer costs, domestic margin improvements for all operations due to the impact of sales volume increases on fixed overhead absorption (excluding the Evans Division), the acquisition of Tru-Stone, and the reduction of cost of sales at the Evans Division. Similarly, margins in all significant foreign manufacturing locations improved as a result of better capacity utilization. Also, gross margin in the prior year six month period was impacted by a non-recurring inventory adjustment recorded at the Suzhou, China plant.

Income taxes
The effective income tax rate is 30% in the December 2006 six month period versus a 38% benefit in the December 2005 six month period. The current six month period’s rate reflects a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the effect of the Brazilian dividend paid in December 2006. This reflects management's current best estimate of the effective rate for fiscal 2006. The prior year six month rate reflects the impact of permanent book/tax differences, the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic and the impact of a Brazilian dividend. The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carry forward of approximately $9 million reflected on the balance sheet. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings per share for the first six months of fiscal 2007 of $.22 per share compared to a loss per share of $.43 in the first six months of fiscal 2006, an increase of $.65 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended		26 Weeks Ended
	12/23/06	12/24/05	12/23/06	12/24/05

Cash provided by (used in) operations	555	1,410	4,007	(655)
Cash (used in) provided from investing activities	(783)	(1,603)	(1,036)	1,351
Cash provided from (used in) financing activities	147	(256)	(1,906)	(1,690)

Cash provided by operations in the current quarter decreased compared to the same quarter a year ago. This decrease is primarily a result of an increase in the current liabilities in the prior year quarter offset by the increase in net earnings.

Cash provided by operations increased significantly in the current six month period compared to the same six month period a year ago. This increase is primarily a result of the improvement in net earnings and a reduction in inventories, offset by a decrease in accounts payables.

The Company’s investing activities for the current quarter and six month period consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Expenditures for plant and equipment were relatively consistent when comparing the current quarter to the same period a year ago. Such expenditures for the six month period were down compared to the same period a year ago. The proceeds from the sale of the Alum Bank plant are included in the current six month period.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further work force and dividend reductions (see Reorganization Plans below). In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of December 23, 2006, $975,000 is being utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 3.8 to one as of December 23, 2006 and 3.8 to one as of June 24, 2006.

REORGANIZATION PLANS

The continued migration of manufacturing to low wage countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company continues to evaluate all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company sold its Alum Bank, Pennsylvania level manufacturing plant in September 2006 and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina has been transferred to the Dominican Republic at an adjacent site. The Company expects to sell its Glendale, Arizona facility during fiscal 2007.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company's Consolidated Financial Statements included in the Form 10-K for the year ended June 24, 2006 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; and normal expense accruals for such things as workers compensation and employee medical expenses.

The allowance for doubtful accounts and sales returns of $1.7 million and $1.4 million as of December 23, 2006 and June 24, 2006, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Foreign Operations: Approximately 43% of the Company’s sales and 20% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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

Risks Related to Customer Concentration: Sears (one of the Company’s largest customers) sales and unit volume have decreased significantly during fiscal 2006 and the first and second quarters of fiscal 2007. This situation is problematic and if the Sears Craftsman brand we support is no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have placed, and may continue to place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for dental benefits and retains risk in the form of deductibles and sublimits for most coverages noted above. Depending on the risk, deductibles can be as high as $.5 million and, in certain circumstances, 5% of the loss.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 2006 and 2005, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $21.4 million and debt of $9.2 million at December 23, 2006) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.2 million by $21,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 23, 2006, and they have concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control in ensuring that all information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness relates to the accounting for income taxes. The Company continues to take the remediation actions described in our fiscal 2006 Form 10-K, and while these actions have strengthened our internal control over financial reporting, management believes that the Company continues to have a material weakness in its accounting for income taxes. The Company believes that certain initiatives taking place in fiscal 2007 will fully remediate this weakness. The Audit Committee will continue to monitor the progress of the Company’s remediation efforts. It should be noted that during this quarter the Company hired a Manager of Compliance and Internal Audit. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended December 23, 2006 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
9/23/06-10/29/06	none			none
10/30/06-11/26/06	none			none
11/27/06-12/23/06	none			none

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on October 26, 2006.
(c) The following directors were elected at the annual meeting:

	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Class A shares voting as separate class:
Robert L. Montgomery, Jr.	2,967,296	665,093	N/A
Class A and B shares voting together:
Douglas A. Starrett	11,164,727	523,052	N/A

Item 6. Exhibits

(a)	Exhibits

31a Certification of Chief Executive Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

31b Certification of Chief Financial Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f)..

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 1, 2007	S/R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	February 1, 2007	S/S. G. Thomson
S. G. Thomson (Chief Accounting Officer)