Form 10-Q
period 2007-03-24
STARRETT L S CO
filed 2007-05-03
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended	March 24, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from		to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS		04-1866480
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS		01331-1915
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2007

Class A Common Shares	5,646,929

Class B Common Shares	975,815

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations - thirteen weeks and thirty-nine weeks ended March 24, 2007 and March 25, 2006 (unaudited)	3

Consolidated Statements of Cash Flows - thirteen and thirty-nine weeks ended March 24, 2007 and March 25, 2006 (unaudited)	4

Consolidated Balance Sheets - March 24, 2007 (unaudited) and June 24, 2006	5

Consolidated Statements of Stockholders' Equity - thirty-nine weeks ended March 24, 2007 and March 25, 2006 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. Other information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	16

SIGNATURES	16

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/24/07	3/25/06	3/24/07	3/25/06

Net sales	$54,448	$49,359	$162,650	$148,501
Cost of goods sold	(38,329)	(37,319)	(116,658)	(115,179)
Selling and general expense	(13,782)	(12,455)	(41,083)	(37,859)
Other income (expense)	(460)	137	(942)	(288)

Earnings (loss) before income taxes	1,877	(278)	3,967	(4,825)
Income tax (benefit) expense	563	(53)	1,190	(1,760)

Net earnings (loss)	$1,314	$(225)	$2,777	$(3,065)

Basic and diluted earnings (loss) per share	$0.20	$(0.03)	$0.42	$(0.46)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,680	6,666	6,677	6,663
Diluted	6,690	6,666	6,685	6,663

Dividends per share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/24/07	3/25/06	3/24/07	3/25/06

Cash flows from operating activities:
Net earnings (loss)	$1,314	$(225)	$2,777	$(3,065)
Non-cash items included:
Gain from sale of real estate	-	-	(299)	-
Depreciation	2,001	2,576	7,332	7,678
Amortization	265	-	838	-
Deferred taxes	784	51	708	(344)
Unrealized transaction (gains) losses	(59)	(71)	(202)	(266)
Retirement benefits	(380)	(65)	(1,144)	(196)
Working capital changes:
Receivables	2,704	2,335	(716)	(392)
Inventories	693	1,651	3,121	1,471
Other current assets	(407)	(228)	230	(531)
Other current liabilities	(1,886)	(1,822)	(3,579)	(1,092)
Prepaid pension cost and other	311	(794)	281	(510)

Net cash from operating activities	5,340	3,408	9,347	2,753

Cash flows from investing activities:
Additions to plant and equipment	(834)	(1,421)	(3,356)	(4,632)
Proceeds from sale of real estate	-	-	394
(Increase) decrease in investments	(1,677)	946	(585)	5,508

Net cash provided from investing activities	(2,511)	(475)	(3,547)	876

Cash flows from financing activities:
Proceeds from short-term borrowings	2,115	-	3,443	1,220
Short-term debt repayments	(1,048)	(810)	(3,585)	(2,114)
Proceeds from long-term debt borrowings	157	121	578	192
Long-term debt repayments	-	(291)	-	(605)
Common stock issued	77	80	331	219
Treasury shares purchased	(484)	(78)	(519)	(248)
Dividends	(666)	(668)	(2,003)	(2,000)

Net cash provided from (used in) financing activities	151	(1,646)	(1,755)	(3,336)

Effect of exchange rate changes on cash	(21)	45	156	81

Net increase in cash	2,959	1,332	4,201	374
Cash, beginning of period	5,218	3,521	3,976	4,479
Cash, end of period	$8,177	$4,853	$8,177	$4,853

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	March 24 2007 (unaudited)	June 24 2006

ASSETS
Current assets:
Cash	$8,177	$3,976
Investments	20,333	19,424
Accounts receivable (less allowance for doubtful accounts of $1,758 and $1,417)	34,072	31,768
Inventories:
Raw materials and supplies	14,158	13,902
Goods in process and finished parts	19,018	18,336
Finished goods	21,541	23,740
	54,717	55,978
Current deferred income tax asset	4,708	4,518
Prepaid expenses, other current assets	3,749	3,720
Total current assets	125,756	119,384

Property, plant and equipment, at cost (less accumulated depreciation of $121,047 and $114,843)	60,046	60,924
Intangible assets (less accumulated amortization of $972 and $134)	4,328	3,882
Goodwill	5,260	8,580
Prepaid pension cost	35,000	34,551
Other assets	919	761
	$231,309	$228,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$7,078	$5,119
Accounts payable and accrued expenses	15,398	15,744
Accrued current income tax	5,399	5,436
Accrued salaries and wages	3,987	4,849
Total current liabilities	31,862	31,148

Deferred income taxes	3,464	2,627
Long-term debt	10,888	13,054
Accumulated postretirement benefit obligation	15,552	16,011
Total liabilities	61,766	62,840

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,680,679 outstanding on 3/24/07, 5,628,642 outstanding on 6/24/06	5,681	5,629
Class B Common $1 par (10,000,000 shrs. authorized) 982,065 outstanding on 3/24/07, 1,040,215 outstanding on 6/24/06	982	1,040
Additional paid-in capital	50,433	50,569
Retained earnings reinvested and employed in the business	124,687	123,913
Accumulated other comprehensive loss	(12,240)	(15,909)
Total stockholders' equity	169,543	165,242
	$231,309	$228,082

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirty-nine Weeks Ended March 24, 2007 and March 25, 2006
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Outstanding ($1 Par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance June 25, 2005	$6,664	$50,466	$130,361	$(19,065)	$168,426
Comprehensive income (loss):
Net loss			(3,065)		(3,065)
Unrealized net gain (loss) on investments				(70)	(70)
Translation gain, net				2,342	2,342
Total comprehensive loss					(793)
Dividends ($.30 per share)			(2,000)		(2,000)
Treasury shares:
Purchased	(15)	(233)			(248)
Issued	9	163			172
Stock purchase plan	4	88			92

Balance March 25, 2006	$6,662	$50,484	$125,296	$(16,793)	$165,649

Balance June 24, 2006	$6,669	$50,569	$123,913	$(15,909)	$165,242
Comprehensive income (loss):
Net earnings			2,777		2,777
Unrealized net gain (loss) on investments				(52)	(52)
Translation gain, net				3,721	3,721
Total comprehensive income					6,446
Dividends ($.30 per share)			(2,003)		(2,003)
Treasury shares:
Purchased	(29)	(490)			(519)
Issued	18	246			264
Stock purchase plan	5	108			113

Balance March 24, 2007	$6,663	$50,433	$124,687	$(12,240)	$169,543

Cumulative Balance:
Translation loss				$(9,684)
Unrealized loss on investments				(96)
Minimum pension liability				(2,460)
				$(12,240)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 24, 2007 and June 24, 2006; the results of operations and cash flows for the thirteen and thirty-nine weeks ended March 24, 2007 and March 25, 2006; and changes in stockholders' equity for the thirty-nine weeks ended March 24, 2007 and March 25, 2006.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 24, 2006, and these financial statements should be read in conjunction with said annual report.

In the March 2006 quarter as well as the March 2006 nine month period, shares used to compute diluted loss per share were the same as shares used to compute basic loss per share since inclusion of common stock equivalents (5,975 and 5,992 shares, respectively) is antidilutive in periods with a loss.

Included in investments at March 24, 2007 is $2.2 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

Accounts payable and accrued expenses at March 24, 2007 consist primarily of accounts payable ($5.0 million), accrued benefits ($1.3 million), accrued taxes other than income ($1.1 million), and accrued expenses and other ($8.0 million).

Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2007	2006	2007	2006

Interest income	$331	$306	$913	$840
Interest expense and commitment fees	(528)	(238)	(1,398)	(890)
Realized and unrealized exchange losses	(204)	181	(288)	(102)
Gain on sale of real estate	-	-	299	-
Other	(59)	(112)	(468)	(136)
	$(460)	$137	$(942)	$(288)

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2007	2006	2007	2006

Service cost	$597	$957	$1,960	$2,871
Interest cost	1,680	1,624	5,062	4,872
Expected return on plan assets	(2,580)	(2,614)	(7,745)	(7,840)
Amort. of transition obligation	-	(1)	-	(3)
Amort. of prior service cost	109	107	326	321
Amort. of unrecognized loss	36	79	111	238
	$(158)	$152	$(286)	$459

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2007	2006	2007	2006

Service cost	$88	$139	$278	$415
Interest cost	187	206	551	618
Amort. of prior service cost	(233)	(119)	(680)	(357)
Amort. of unrecognized loss	39	32	89	96
	$81	$258	$238	$772

Approximately 53% of all inventories are valued on the LIFO method. At March 24, 2007 and June 24, 2006, total inventories are approximately $23.2 and $24.0 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):

	March 2007	June 2006

Reducing revolver	$ 12,000	$ 12,000
Capitalized lease obligations payable in Brazilian currency due 2007-2011, 14%-23%	3,117	4,282
Less current portion	(4,229)	(3,228)
	$ 10,888	$ 13,054

Current notes payable, primarily in Brazilian currency, carry interest at up to 15%. The average rate for the current quarter was approximately 13%.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statement No.87, 88, 106, and 132(R), which applies to all single-employer defined benefit pension and postretirement benefit plans.

The Statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position. An employer must recognize an asset or liability in its statement of financial position for the differences between the fair value of the plan assets and the projected benefit obligation (PBO)(pension plans), or the accumulated postretirement benefit obligation (APBO) (other postretirement plans). Changes in the plans’ funded status must be recognized, in the year of change, in accumulated other comprehensive income (AOCI). The Statement also will require entities to measure the funded status of the plans as of the date of the year-end statement of financial position, with a few exceptions. Adoption of this pronouncement is effective for the Company in fiscal 2007. The recognition provision will be adopted in the fourth quarter of fiscal 2007.

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

The FASB recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statements No. 109, which clarifies Statement 109, Accounting for Income Taxes, and indicates criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements. Under Interpretation 48, an entity should evaluate a tax position using a two step process:
1.
Evaluate the position for recognition: an enterprise should recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit.

2.
Measure the benefit amount for a tax position that meets the more-likely-than-not threshold: The amount recognized in the financial statements should be the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

The scope of the Interpretation includes all tax positions accounted for in accordance with Statement 109. The term tax position includes, but is not limited to, the following:
1.	A decision not to file a tax return in a jurisdiction;
2.	The allocation of income between jurisdictions;
3.	The characterization of income in the tax return;
4.	A decision to exclude taxable income in the tax return; and
5.	A decision to classify a transaction, entity, or other position as tax-exempt in the tax return.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 24, 2007 AND MARCH 25, 2006

Overview
As more fully discussed below, the Company had net earnings of $1.3 million, or $.20 per share, in the third quarter of fiscal 2007 compared to a net loss of $.2 million, or $.03 per share, in the third quarter of fiscal 2006.

Net Sales
Net sales for the fiscal 2007 March quarter increased $5.1 million, or 10%, compared to the fiscal 2006 March quarter. North American sales increased 6% while international sales increased 17% (22% increase in local currency).

The increase in North American sales reflects increased penetration in Mexico, new customers and the acquisition of Tru-Stone. The increase in international sales reflects expanded presence in our global markets, including emerging markets.

Earnings (loss) before income taxes
The current quarter's pretax earnings of $1.9 million represents an increase of pre-tax earnings of $2.2 million from last year’s pre-tax loss of $.3 million. Approximately $4.1 million is at the gross margin line. The gross margin percentage increased from 24.4% in the prior year to 29.6% in the current quarter. In the prior year, the gross margin of 24.4% reflected the costs associated with the transfer of manufacturing operations of the Evans Division to the Dominican Republic. Therefore, the increase in gross margin reflects the cessation of these transfer costs and margin improvements for all manufacturing operations amounting to $2.7 million due primarily to the impact of sales volume increases on fixed overhead absorption (excluding the Evans Division), the acquisition of Tru-Stone and the reduction of cost of sales at the Evans Division.

Partially offsetting this gross margin improvement is a $1.3 million increase in selling and general expense primarily as a result of higher professional fees ($.3 million), severance costs ($.3 million) relating to staff reductions in Brazil and the acquisition of Tru-Stone ($.6 million). As a percentage of sales, selling and general expense increased slightly from 25.2% in the prior year quarter to 25.3% in the current quarter.

Income Taxes
The effective income tax rate is a 30% provision in the current quarter versus a 19% benefit for the prior year quarter. The current quarter’s rate reflects a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the effect of the Brazilian dividend paid in December 2006. The prior year quarter’s rate reflects the impact of permanent book/tax differences and the phasing out of the Puerto Rico tax incentives as these operations were moved to the Dominican Republic.

The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets of approximately $9.0 million reflected on the balance sheet. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings of $.20 per share in the March 2007 quarter compared to a $.03 loss per share in the March 2006 quarter, a $.23 per share increase.

NINE MONTH PERIODS ENDED MARCH 24, 2007 AND MARCH 25, 2006

Net Sales
Net sales for the first nine months of fiscal 2007 increased $14.1 million, or 10%, compared to the first nine months of fiscal 2006. North American sales increased 9% and international sales increased 10% (8% increase in local currency). The increase in domestic sales reflects a stronger U.S. economy as a whole and the acquisition of Tru-Stone. The increase in international sales is driven by the strengthening of the British Pound against the U.S. dollar and our expanded presence in our global markets, including emerging markets.

Earnings (loss) before income taxes
The pretax earnings for the first nine months of fiscal 2007 was $4.0 million compared to a $4.8 million pretax loss for the first nine months of fiscal 2006.

This represents an increase of pre-tax earnings of $8.8 million. Approximately $12.7 million of this increase is at the gross margin line. The gross margin percentage increased from 22.4% in the prior year to 28.3% in the current nine month period. In the prior year the gross margin of 22.4% reflected the costs associated with the transfer of manufacturing operations of the Evans Division to the Dominican Republic. Therefore, the increase in gross margin reflects the cessation of these transfer costs, domestic margin improvements for all operations amounting to $3.4 million due primarily to the impact of sales volume increases on fixed overhead absorption (excluding the Evans Division), the acquisition of Tru-Stone, and the reduction of cost of sales at the Evans Division. Similarly, margins in all significant foreign manufacturing locations improved by $3.5 million primarily as a result of better capacity utilization. Also, gross margin in the prior year nine month period was negatively impacted by a non-recurring inventory adjustment recorded at the Suzhou, China plant ($1.0 million).

Although selling, general and administrative expense remained relatively constant as a percentage of sales, 25.2% for the current nine month period versus 25.5% for the prior nine month period, the U.S. dollar amount increased by $3.2 million from period to period. This is primarily a result of increases in professional fees ($.8 million), increases in marketing and advertising relating to new product introductions ($.6 million), and bad debt write-offs ($.5 million). Also, $1.6 million of selling, general and administrative costs are included in the current nine month period for Tru-Stone, which was acquired subsequent to the prior year nine month period.

Income taxes
The effective income tax rate is 30% in the current nine month period versus a 36% benefit in the prior year nine month period. The current nine month period’s rate reflects a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the effect of the Brazilian dividend paid in December 2006. This reflects management's current best estimate of the effective rate for fiscal 2007. The prior year nine month rate reflects the impact of permanent book/tax differences, the phasing out of the Puerto Rico tax incentives as those operations were moved to the Dominican Republic and the impact of a Brazilian dividend.

The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carry forward of approximately $9.0 million reflected on the balance sheet. This is continually monitored and could change in the future.

Net earnings (loss) per share
As a result of the above factors, the Company had basic and diluted earnings per share for the first nine months of fiscal 2007 of $.42 per share compared to a loss per share of $.46 in the first nine months of fiscal 2006, an increase of $.88 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended		39 Weeks Ended
	3/24/07	3/25/06	3/24/07	3/25/06

Cash provided by operations	$5,340	$3,408	$9,347	$2,753
Cash (used in) provided from investing activities	(2,511)	(475)	(3,547)	876
Cash provided from (used in) financing activities	151	(1,646)	(1,755)	(3,336)

Cash provided by operations in the current quarter increased compared to the same quarter a year ago. This increase is primarily a result of a greater reduction in receivables in the current quarter versus the prior year quarter ($0.4 million) and the increase in net earnings ($1.5 million).

Cash provided by operations increased significantly in the current nine month period compared to the same nine month period a year ago. This increase is primarily a result of the improvement in net earnings ($5.8 million) and a greater reduction in inventories in the current nine month period versus the prior nine month period ($1.7 million), offset by a greater decrease in accounts payable in the current nine month period versus the prior nine month period ($2.5 million).

The Company’s investing activities for the current quarter and current nine month period consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations. Expenditures for plant and equipment were down when comparing the current quarter to the same period a year ago. Such expenditures for the nine month period were also down compared to the same period a year ago. The proceeds from the sale of the Alum Bank plant, as discussed below under Reorganization Plans, are included in the current nine month period.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further work force and dividend reductions (see Reorganization Plans below). In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of March 24, 2007, $975,000 is being utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral. The Company has a working capital ratio of 4.0 to one as of March 24, 2007 and 3.8 to one as of June 24, 2006.

REORGANIZATION PLANS

The continued migration of manufacturing to low wage countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company continues to evaluate all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company sold its Alum Bank, Pennsylvania level manufacturing plant in September 2006 and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina has been transferred to the Dominican Republic at an adjacent site. The Company expects to sell its Glendale, Arizona facility during fiscal 2008.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company's Consolidated Financial Statements included in the Form 10-K for the year ended June 24, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; and normal expense accruals for such things as workers’ compensation and employee medical expenses.

The allowance for doubtful accounts and sales returns of $1.8 million and $1.4 million as of March 24, 2007 and June 24, 2006, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

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

Risks Related to Reorganization: The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. This has occurred with the Company’s move to the Dominican Republic from South Carolina. Indeed, the relocation, restructuring and closure of our Evans Division’s Charleston, South Carolina facility and start up of that Division’s Dominican Republic operations was a factor contributing to the Company’s fiscal 2006 loss. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 40% of the Company’s sales, 34% of its gross assets and 20% of its long-lived assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile. As a result, the future performance of the Brazilian operations is inherently unpredictable.

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

Risks Related to Competition: The Company’s business is subject to direct and indirect competition from both domestic and foreign firms. In particular, low wage foreign sources have created severe competitive pricing pressures. Under certain circumstances, including significant changes in U.S. and foreign currency relationships, such pricing pressures tend to reduce unit sales and/or adversely affect the Company’s margins.

Risks Related to Customer Concentration: Sears (one of the Company’s largest customers but less than 10% of its total sales) sales and unit volume have decreased significantly during fiscal 2006 and the first nine months and third quarter of fiscal 2007. This situation is problematic and if the Sears Craftsman brand we support is no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have placed, and may continue to place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 2007 and 2006, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4.7 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $26.3 million and debt of $9.2 million at March 24, 2007) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $2.2 million by $19,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 24, 2007, and they have concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control in ensuring that all information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness relates to the accounting for income taxes. The Company continues to take the remediation actions described in our fiscal 2006 Form 10-K, and while these actions have strengthened our internal control over financial reporting, management is not yet able to conclude that the material weakness in its accounting for income taxes has been fully remediated. The Company believes that the initiatives taking place in fiscal 2007 will fully remediate this weakness. The Audit Committee will continue to monitor the progress of the Company’s remediation efforts. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended March 24, 2007 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
12/23/2006 - 1/27/2007	none	-	-	none
1/28/2007 - 2/24/2007	15,100	$17.65	none	none
2/25/2007 - 3/24/2007	12,000	18.22	none	none

Item 6. Exhibits

31a Certification of Chief Executive Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

31b Certification of Chief Financial Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

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

THE L. S. STARRETT COMPANY (Registrant)

Date	May 3, 2007	S/R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	May 3, 2007	S/S. R.J. Simkevich
R.J. Simkevich (Corp. Controller/Chief Accounting Officer)