Form 10-K
STARRETT L S CO
filed 2007-09-18
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(check one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The Registrant had 5,690,239 and 994,858 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 23, 2006. On December 22, 2006, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $106,360,000.

There were 5,673,894 and 1,000,535 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2007.

The exhibit index is located on pages 50-51.

Documents incorporated by reference.

Portions of the Proxy Statement for October 10, 2007 Annual Meeting (Part III)

PART I

Item 1 - Business

The Company was founded in 1880 and incorporated in 1929 and is engaged in the business of manufacturing industrial, professional and consumer products. The total number of different items made and sold by the Company exceeds 5,000. Among the items produced are precision tools, electronic gages, dial indicators, gage blocks, granite surface plates, vision systems, optical measuring projectors, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock and drill rod. Much of the Company’s production is concentrated in hand measuring tools (such as micrometers, steel rules, combination squares and many other items for the individual craftsman and other markets) and precision instruments (such as vernier calipers, height gages, depth gages and measuring instruments that manufacturing companies buy for the use of their employees). During fiscal 2007, the Company developed wireless data collection solutions as part of its new product development efforts.

These tools and instruments are sold throughout the United States and Canada and over 100 foreign countries, primarily to distributors. By far the largest consumer of these products is the metalworking industry, but other important consumers are automotive, aviation, marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians. The Company’s top two customers accounted for approximately 8% of sales during fiscal 2007. The Company ended its relationship with W.W. Grainger, a significant customer, during fiscal 2005. The effect this had on total Company sales and profits can’t be specifically quantified since much of the Grainger business has been picked up by other Company distributors during fiscal 2005, 2006 and 2007.

On April 28, 2006, the Company acquired the assets of Tru-Stone Technologies Inc. (Tru-Stone). This represented a strategic acquisition for the Company in that it provided an enhancement of the Company’s granite surface plate capabilities. This acquisition provided access to high-end metrology which serves the electronics and flat panel display industries. In addition, profit margins for the Company’s standard surface plate business have improved as the Company’s existing granite surface plate facility was consolidated into Tru-Stone where average gross margins have been higher.

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices and custom engineered systems for measurement and inspection.  A long time technical partner of the Company, Kinemetric Engineering brings a wealth of experience, engineering and manufacturing capability.  This business unit will also oversee the sales and support of the Company’s high quality line of Starrett Optical Projectors, combining to make a very comprehensive product offering.

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

At June 30, 2007, the Company had 2,113 employees, approximately 54% of whom were domestic. This represents a net decrease from June 24, 2006 of 16 employees. The decreased employment is primarily due to work force reductions in Charleston, S.C. and Brazil. These decreases were partially offset by the addition of 32 Tru-Stone and 22 Dominican Republic employees. None of the Company’s operations is subject to collective bargaining agreements. In general, the Company considers its relations with its employees to be excellent. Because of various stock ownership plans, Company domestic personnel hold a large share of Company stock and the Company believes that this dual role of owner-employee has been good for morale over the years.

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During the fiscal year ended June 30, 2007, there were no material changes in the Company’s competitive position. However, during recent years, the Company’s revenues have been negatively affected by the general migration of manufacturing to low cost production areas, such as China, where the Company does not have a substantial market presence. In addition, margins on the Company’s consumer products, such as tape measures and levels, are under constant pressure due to the increasing market dominance of the large national home and hardware retailers. The Company is currently responding to such competition by expanding its manufacturing and distribution in China and has developed a low cost manufacturing site in the Dominican Republic.

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

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacture and distribution of hacksaw blades, band saw blades, hole saws and a limited line of precision tools and measuring tapes. Subsidiaries in Canada, Australia, Mexico and Germany are engaged in distribution of the Company’s products. During fiscal 2005, the Company completed the establishment of manufacturing operations in the Dominican Republic, primarily for its Evans Rule division. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 12 to the Company’s fiscal 2007 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is negligible. Total inventories amounted to $57.3 million at June 30, 2007 and $56.0 million at June 24, 2006. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 55% of all inventories). LIFO inventory amounts reported in the financial statements are approximately $28.4 million and $24.0 million, respectively, lower than if determined on a first-in, first-out (FIFO) basis at June 30, 2007 and June 24, 2006.

When appropriate, the Company applies for patent protection on new inventions and presently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its present patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2007, 2006 and 2005 were approximately $2.6 million, $2.9 million and $3.3 million respectively, all of which was expensed in the Company’s financial statements.

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

Where To Find More Information

The Company makes its public filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at its website, www.starrett.com, as soon as reasonably practicable after the Company files such material with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2007 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. This has occurred with the Company’s move to the Dominican Republic from South Carolina. Indeed, the relocation, restructuring and closure of the Company’s Evans Rule Division’s Charleston, South Carolina facility and start up of that division’s Dominican Republic operations was a factor contributing to the Company’s fiscal 2006 loss. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 39% of the Company’s sales and 40% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Customer Concentration: Sales to the Company’s top two customers accounted for approximately 8% of revenues in fiscal 2007. The Company ended its relationship with W.W. Grainger, which was previously one of the three largest customers, during fiscal 2005. Sears sales and unit volume has decreased significantly during fiscal 2006 and 2007. This situation is problematic and if the Sears brands (i.e., Craftsman) we support continue to have declining sales, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2007, the cost of steel rose approximately 7%. Because of competitive pressures, the Company generally has not been able to pass on these increases to the customer resulting in reduction to the gross margins. The cost of producing the Company’s products is also sensitive to the price of energy. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Although the Company’s domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders’ equity and book value per share. There would also be a similar risk for the Company’s UK plan, which was underfunded during fiscal 2005, 2006 and 2007.

Risks Related to Acquisitions: Acquisitions, such as our acquisition of Tru-Stone in fiscal 2006 and Kinemetric Engineering in July 2007, involve special risks, including, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, these activities could have an adverse effect on the Company’s business, financial condition and operating results.

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

The Company-owned facility in Mt. Airy, North Carolina consists of two buildings totaling approximately 356,000 square feet. It is occupied by the Company’s Saw Division, Metrology Systems Division, Ground Flat Stock Division and a distribution center.

The Company’s Evans Rule Division, located in North Charleston, South Carolina, owns and occupies a 173,000 square foot building, which was shut down during fiscal 2006 and its operations moved to a new 50,000 square foot facility in the Dominican Republic. During fiscal 2006 the division also vacated its manufacturing space in Mayaquez, Puerto Rico and moved its operations to the Company’s new 50,000 square foot leased facility in Santo Domingo, Dominican Republic. The Company plans on closing the sale of the North Charleston facility during fiscal 2008.

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

In addition, the Company operates warehouses and/or sales-support offices in Georgia, Canada, Australia, New Zealand, Mexico, Germany, Japan, and Argentina. The warehouse in Elmhurst, Illinois was sold during fiscal 2005.

A warehouse in Glendale, Arizona encompassing 35,000 square feet was closed in fiscal 2006 and the building is expected to be sold during fiscal 2008.

With the acquisition of Tru-Stone in fiscal 2006, the Company added a 90,000 square foot facility in Waite Park, Minnesota.

With the acquisition of Kinemetrics in July 2007, the Company added a 9,000 square foot leased facility in Laguna Hills, California.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2007, there were approximately 5,100 registered holders of Class A common stock and approximately 1,900 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2005	$0.10	$18.41	$16.26
December 2005	0.10	19.30	15.20
March 2006	0.10	17.09	14.00
June 2006	0.10	15.47	12.84
September 2006	0.10	15.30	12.69
December 2006	0.10	17.12	13.51
March 2007	0.10	20.00	15.15
June 2007	0.10	19.47	14.53

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the three months ended June 30, 2007 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
3/25/07- 4/28/07	40,000	18.69	None	None

4/29/07- 5/26/07	21,400	17.80	None	None

5/27/07- 6/30/07	13,430	16.27	None	None

Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The following graph sets forth information comparing the cumulative total return to holders of the Company’s Class A common stock over the last five fiscal years with (1) the cumulative total return of the Russell 2000 Index (“Russell 2000”) and (2) a peer group index (the “Peer Group”) reflecting the cumulative total returns of certain small cap manufacturing companies as described below. The Company’s Peer Group consists of: Badger Meter, Inc., Baldor Electric Co., Chicago Rivet & Machine Co., Cuno Inc., The Eastern Company, Esco Technologies Inc., Federal Screw Works, National Presto Industries, Inc., Park-Ohio Holdings Corp., Penn Engineering & Manufacturing Corp. (through 2004), Regal-Beloit Corp., Tecumseh Products Co., Tennant Co. and WD-40 Co.

	BASE	FY2003	FY2004	FY2005	FY2006	FY2007
STARRETT	100.00	68.60	87.75	101.36	77.80	83.61
RUSSELL 2000	100.00	89.83	119.80	131.12	150.23	191.53
PEER GROUP	100.00	110.05	132.90	165.64	204.86	200.50

Item 6 - Selected Financial Data

	Years ended in June ($000 except per share data)
	2007	2006	2005	2004	2003
Net sales	$222,356	$200,916	$195,909	$179,996	$175,711
Earnings (loss) before change in accounting	6,653	(3,782)	4,029	(2,352)	(4,489)
Net earnings (loss)	6,653	(3,782)	4,029	(2,352)	(10,575)
Basic earnings (loss) per share	1.00	(0.57)	0.61	(0.35)	(1.60)
Diluted earnings (loss) per share	1.00	(0.57)	0.61	(0.35)	(1.60)
Long-term debt	8,520	13,054	2,885	2,536	2,652
Total assets	234,011	228,082	224,114	218,924	219,740
Dividends per share	0.40	0.40	0.40	0.40	0.70

Note that the significant increase in long-term debt in fiscal 2006 is related to the Tru-Stone acquisition. See Note 3 to the Consolidated Financial Statements.

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

2007 versus 2006

Overview  For fiscal 2007, the Company realized net income of $6.6 million, or $1.00 per basic and diluted share compared to a net loss of $3.8 million or $(.57) per basic and diluted share.  This represents an increase in net income of $10.4 million comprised of an increase in gross margin of $19.1 million, an increase of $3.3 million in selling, general and administrative costs, an increase in other expense of $.1 million and the change in the income tax line from a $3.1 million benefit to a $2.2 million tax expense.  The above items are discussed in more detail below.

Net Sales  Net sales for fiscal 2007 were up $21.4 million or 11% compared to fiscal 2006.  North American sales were up 9% reflecting a steady U.S. economy and the inclusion of a full year of Tru-Stone ($12.5 million), which was acquired in April 2006.  This was offset by a decline in sales for the Evans Rule Division ($7.3 million decrease).  Excluding the Evans Rule Division and Tru-Stone, domestic sales increased $5.8 million (6%).  Foreign sales (excluding North America) were up 13% (4% increase in local currency) driven by strong European sales from the U.K. operations ($1.6 million increase), the strengthening of the Brazilian Real against the U.S. dollar, the strengthening of the British Pound against the dollar, and growing sales for the Chinese operations ($2.8 million increase).

Earnings (loss) before taxes (benefit)  Pre-tax earnings for fiscal 2007 was $8.9 million compared to a pre-tax loss of $6.9 million for fiscal 2006.  This represents an increase of pre-tax earnings of $15.8 million, which is effectively an increase in gross margin of $19.1 million offset by an increase in selling, general and administrative costs of $3.3 million.  The gross margin percentage increased from 23.2% in fiscal 2006 to 29.6% in fiscal 2007.  This was primarily driven by better overhead absorption at domestic plants (other than the Evans Rule Division) due to higher sales volumes ($9.2 million), a reduction in cost of sales at the Evans Rule Division, the impact of a full year of gross margin contribution from Tru-Stone ($4.1 million), and better overhead absorption at the U.K. and Brazilian operations ($1.5 million).  As indicated above, selling, general and administrative costs increased $3.3 million from fiscal 2006 to fiscal 2007, although the percentage of sales dropped from 26.1% in fiscal 2006 to 25.0% in fiscal 2007.  The increase of $3.3 million is primarily a result of increases in professional fees ($.8 million), increases in marketing and advertising relating to new product introductions ($.3 million), bad debt write-offs ($.6 million) and the inclusion of a full year of Tru-Stone’s selling, general and administrative costs in fiscal 2007.  The full year versus the two-month period in fiscal 2006 adds $1.9 million of these costs from Tru-Stone.  The increase in other expense from fiscal 2006 to fiscal 2007 of $.1 million is a net of increased interest expense and increased impairment charges on fixed assets, offset by declining exchange losses and the gain on the sale of the Alum Bank plant in fiscal 2007.

Significant Fourth Quarter Activity  As shown in Footnote 12 to the consolidated financial statements, $3.9 million of the $6.6 million of net income realized during fiscal 2007 was earned in the fourth quarter.  This is primarily a result of higher operating income levels for the fourth quarter for most divisions compared to the average quarterly earnings for the first nine months of fiscal 2007 ($.7 million).  Also, because of the Company’s 52/53 week year convention, fiscal 2007 included an extra week of sales and related earnings ($.2 million).  Also, certain adjustments were made to capitalize variances into inventory amounting to $.6 million.  Finally, as discussed under Income Taxes below, tax reserves were released and return to provision adjustments were made netting to $.3 million.  Also, valuation allowances of $.9 million were eliminated in the fourth quarter for certain state and foreign NOL’s as a strong earnings trend evidenced in recent periods increased the likelihood of realizing the benefits of those NOL’s.

Income Taxes  The effective tax rate for fiscal 2007 was 25%, reflecting the benefits of a release of tax reserves, the elimination of the valuation allowances for certain state and foreign NOL’s and the benefit of the tax treatment of the Brazilian dividend.  A net reduction resulted from a release of tax reserves, resulting from the close out of certain examination years and additional analysis of transfer pricing exposure and return to provision adjustments resulting from the preparation of the fiscal 2006 tax returns.  Valuation allowances were eliminated for certain state and foreign NOL’s as strong earnings in fiscal 2007 increased the likelihood of realizing the benefits of those NOL’s.  The effective rate for fiscal 2006 was 45% reflecting the benefits of a release of tax reserves and return to provision adjustments, offset by increases in valuation allowances for state NOL’s, foreign NOL’s and foreign tax credits.  The release of tax reserves is a result of the close out of certain examination years and the reduced likelihood of future assessment due to change in circumstances.  The increases in valuation allowances reflected the uncertainty caused by fiscal 2006 losses.

RESULTS OF OPERATIONS
2006 versus 2005

Overview For fiscal 2006, the Company incurred a net loss of $3.8 million or ($.57) per basic and diluted share compared to a realization of net income of $4.0 million, or $.61 per basic and diluted share in fiscal 2005.  This represents a decline in pre-tax earnings of $12.1 million.  The reduction in pre-tax earnings occurred primarily at the gross margin line, with increases in selling, general and administrative expenses and gains on real estate and asset sales in fiscal 2005, which did not reoccur in fiscal 2006, accounting for the remaining pre-tax decline in operating income.  As discussed below, lower pricing and lower volume at the Evans Rule Division and increases in medical and pension costs caused lower margins.  Also, certain items relating to the purchase accounting for the Tru-Stone acquisition and to the shutdown of the Evans Rule Division Charleston plant were recorded in the fourth quarter.  The above items are discussed in more detail below.

Net Sales Net sales for fiscal 2006 were up $5.0 million or 3% compared to fiscal 2005. Domestic sales were down 1% reflecting lower pricing due to pressure from foreign competitors on certain product categories. Much of the domestic sales decline was related to the Evans Rule Division ($5.8 million). Excluding the Evans Rule Division, domestic sales increased $5.0 million (5%). Foreign sales were up 5% (4% decrease in local currency) driven by the strengthening of the Brazilian Real against the U.S. dollar and strong export sales from the Brazilian operations ($8.9 million) and growing sales for the Chinese operations ($.9 million).

Earnings (loss) before taxes (benefit) The pretax loss for fiscal 2006 was $6.9 million compared to $5.2 million of pretax earnings for fiscal 2005. This represents a decrease of pretax earnings of $12.1 million. Approximately $7.1 million of this decrease is at the gross margin line. The gross margin percentage dropped from 27.4% in the prior year to 23.2% in the current year. This was primarily driven by the Evans Rule Division as a result of the combination of lower pricing ($3.0 million) and unit volume ($.1 million) primarily from its largest customer, Sears. In addition, this division has only been able to pass along a portion of its higher material costs to its customers.  Also, an inventory adjustment recorded at the Suzhou, China plant during fiscal 2006 ($1.0 million) created a drop in margin compared to fiscal 2005.  Domestic gross margins were reduced during fiscal 2006, as the Company experienced a $1.3 million increase in medical costs and a $1.8 million increase in pension costs for its domestic businesses.  The majority of these increases ($2.3 million) impacted the gross margin line with the remaining impact on selling, general and administrative costs.  Therefore, these impacts and those discussed above (i.e. Evans and Suzhou adjustments) explain the vast majority of the $7.1 million decrease in gross margin.  As the Dominican Republic moving costs continued to decline from levels experienced in fiscal 2006 and the full impact of Tru-Stone’s higher gross margins were experienced, the Company has seen improvement in the gross margin percentage over the course of fiscal 2007.  Selling, general and administrative expense increased $1.4 million from fiscal 2005 to fiscal 2006.  This is primarily a result of increases in employee benefit costs, relating to health insurance and pension costs as discussed above, of which $.8 million impacted selling, general and administrative expenses.  In addition, there was a $.6 million increase relating to computer maintenance and support.  Included in Other Income for fiscal 2005 is the pretax gains on the sales of the Elmhurst, IL facility, the CMM division assets and the Skipton plant, amounting to $1.5 million, $.7 million and $.7 million, respectively.

Significant Fourth Quarter ActivityDuring May and June of fiscal 2006, a charge to cost of sales was recorded for the flow-through of a portion of the purchase accounting adjustment to fair value for the work-in-process and finished goods inventory of Tru-Stone as of the acquisition date. The impact amounted to $.3 million (pre-tax). Also during the fourth quarter, charges were recorded under SFAS 146, Costs Associated with Exit Activities, for retention bonuses and reserves for inventory and fixed assets relating to the shutdown of the Evans Rule Division Charleston plant, amounting to $.8 million (pre-tax). The Company intends to vacate and sell the building in the near future.

Income Taxes The effective tax rate for fiscal 2006 was 45%, relating to the benefit of a release of tax reserves and return to provision adjustments offset by increases in valuation allowances for state NOL’s, foreign NOL’s and foreign tax credits. The release of tax reserves is a result of the close out of certain examination years and the reduced likelihood of future assessment due to changes in circumstances. The effective tax rate was 23% for fiscal 2005. The fiscal 2005 rate was impacted by an adjustment to the net deferred tax balances, resulting from a revision to the estimated combined state rate, an increase in the valuation allowance for certain foreign loss carryforwards which are not likely to be realized. This was offset by a reduction in the tax reserves as a result of the close out of certain examination years.

Net Income (Loss) per Share For purposes of better understanding the results from the Company’s manufacturing and distribution operations, management reviews results excluding certain items.

	2006		2005
	$000	Per Share	$000	Per Share
Net income (loss) as reported	$(3,782)	$(0.57)	$4,029	$0.61
Remove certain items:
Tru-Stone purchase accounting - inventory charge	206	0.03
Evans retention bonuses	60	0.01
Evans shutdown reserves	470	0.07
Sales of Elmhurst, IL facility			(1,047)	(0.16)
Sale of CMM division assets			(453)	(0.07)
Sale of Skipton plant			(662)	(0.10)
Net income (loss) (non-GAAP)	$(3,046)	$(0.46)	$1,867	$0.28

The above table is designed to provide the reader a better understanding of certain items which are not necessarily part of the Company’s core business.  It should be noted that the Net Income (Loss) excluding certain items (non-GAAP) amount is not intended to be in accordance with generally accepted accounting principles.

Management believes it is useful to exclude the items in the above table because these items represent changes and income that disappear in the near-term finite period.  The Company is in a period of transition as it seeks to achieve and maintain consistent profitability.  Although the impact of these items is immediate, both from a GAAP basis and cash flow basis, management considers them to be specific longer term investments the Company is making to achieve this consistent profitability.

Management acknowledges that there are material limitations using such non-GAAP measures.  The most significant of these limitations compared to the GAAP measure is that the non-GAAP measure does not include all charges or gains recognized for the period.  However, management compensates for such limitations by fully evaluating the Company’s performance using both the GAAP and non-GAAP measures.

For fiscal 2006, the Tru-Stone purchase accounting inventory change occurs for only a finite period subsequent to date of acquisition based upon highly predictable inventory turns.  Similarly, the Evans Rule retention bonus and shutdown reserves relate to a non-recurring move of operations from South Carolina to the Dominican Republic.  Although the Company acknowledges that there is no assurance that such items will not occur in the future, the Company believes that the retention bonuses and shutdown reserves for Evans are unusual within the normal context of the Company’s operations and showing their impact provides the reader with additional information to understand the Company’s results.

The fiscal 2005 items represent various sales of assets.  The gains realized on the sale of these assets are not considered by the Company to be part of the Company’s core business or operations; accordingly, the Company believes it is important for the reader to understand the impact of these items on the Company’s net income as reported under GAAP. Additionally, management considers this information related to non-core activities in evaluating the economic substance derived from non-core activities and the impact of such activities on the Company’s strategic plan..

Financial Instrument Market Risk  Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At June 30, 2007, the Company was party to an interest swap arrangement more fully described in Note 9 to the Consolidated Financial Statements. The Company does not engage in tracking, market-making, or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments (primarily variable rate investments of $20.0 million) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of approximately $2.2 million by $19,000. See Note 9 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $8.5 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended in June ($000)
	2007	2006	2005
Cash provided by operations	$12,849	$8,456	$2,548
Cash provided by (used in) investing activities	(852)	(17,538)	1,403
Cash provided by (used in) financing activities	(8,652)	8,406	(2,043)

The significant increase in cash provided by operations from fiscal 2006 to fiscal 2007 is primarily driven by the $10.5 million improvement in net income offset by various working capital changes.

Despite the operating loss in fiscal 2006, cash provided by operations has been positive in all periods presented. During fiscal 2006, receivables increased as a result of higher overall sales and a change in the process in which the Brazilian receivables are collected. During fiscal 2005 inventories increased as a result of plant start-ups in the Dominican Republic and additional Brazilian capacity, and as a hedge against raw material price increases. This is the primary cause of the lower level cash provided by operations in fiscal 2005. This was partially offset by a reduction in receivables during that period.

“Retirement benefits” under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company’s pension and retiree medical plans. Primarily because the Company’s domestic defined benefit plan is overfunded, retirement benefits in total are currently generating approximately $1.1 million, $.7 million and $1.4 million of noncash income in fiscal 2007, 2006 and 2005, respectively. Consolidated retirement benefit expense (income) was approximately $.1 million in 2007, $1.2 million in 2006, and $(.6) million in 2005.

At the start of fiscal 2007, the Company switched from self-funding to a fixed monthly premium for both its domestic employee health care plans and its domestic worker’s compensation plan. This has reduced the cash flow uncertainty related to these Company expenses.

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

Cash flows from financing activities are primarily the payment of dividends. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such purchases have been curtailed. Overall debt has decreased by $4.9 million at the end of 2006 to $11.4 million at the end of 2007, primarily due to the reduction of capitalized lease obligations in Brazil and the first principal payment of $2.4 million on the Company’s Reducing Revolver Credit Facility.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further workforce reductions (see Reorganization Plans below). The Company maintains a $10 million line of credit, of which, as of June 30, 2007, $1,000,000 was utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company’s financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 4.0 to one as of June 30, 2007 and 3.8 to one as of June 24, 2006.

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

The Company consolidated its Gardner, Massachusetts product development facility into the Company’s Athol, Massachusetts facility during fiscal 2005. The Company also sold the assets of its CMM division to a third party in fiscal 2005.

On September 21, 2006, the Company sold its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Rule Division facilities in Puerto Rico and Charleston, South Carolina have been transferred to the Dominican Republic at an adjacent site. The Company plans to vacate and sell its Evans Rule facility in North Charleston, South Carolina during fiscal 2008. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, Arizona facility, which is expected to be sold in fiscal 2008. Also during fiscal 2006, the Company began a lean manufacturing initiative in its Athol, Massachusetts facility, which is expected to reduce costs over time. This initiative has continued through fiscal 2007 and will continue into fiscal 2008.

As discussed under Item 1, the Tru-Stone acquisition in April 2006 represents a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business have improved as the Company’s existing granite surface plate facility was consolidated into Tru-Stone, where average gross margins have been higher. Along the same lines, the Kinemetric Engineering acquisition in July 2007 represents another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’s existing optical projection line, will provide a very comprehensive product offering.

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

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations.

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.

The allowance for doubtful accounts and sales returns of $1.6 million and $1.4 million at the end of fiscal 2007 and 2006, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

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

The Company assesses the fair value of its goodwill, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. If the carrying amount of the goodwill is greater than the fair value, goodwill impairment may be present. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, the Company provides a valuation allowance related to the asset. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations.

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

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$8.5	$0.7	$1.6	$1.7	$4.5
Long-term debt obligations	9.6	2.4	4.8	2.4	—
Capital lease obligations	1.8	0.6	1.0	0.2	—
Operating lease obligations	2.8	1.2	1.4	0.2	—
Interest payments	2.1	0.9	1.1	0.1	—
Purchase obligations	8.2	8.2	—	—	—
Total	$33.0	$14.0	$9.9	$4.6	$4.5

It is assumed that post-retirement benefit obligations would continue on an annual basis from 2013 to 2017. Total future payments for other obligations cannot be reasonably estimated beyond year 5.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2007, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company has filed with the Securities And Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

Page
Contents:
Reports of Independent Registered Public Accounting Firms	17-18

Consolidated Statements of Operations	19

Consolidated Statements of Cash Flows	20

Consolidated Balance Sheets	21

Consolidated Statements of Stockholders’ Equity	22

Notes to Consolidated Financial Statements	23-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of the L.S. Starrett Company and subsidiaries (“the Company”) as of June 30, 2007 and June 24, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2007 and June 24, 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

For the year ended June 30, 2007, the Company adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as discussed in note 8 to the consolidated financial statements.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  For the years ended June 30, 2007 and June 24, 2006, this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our accompanying report dated September 17, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company
Athol, Massachusetts

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of The L.S. Starrett Company and subsidiaries (the “Company”) for the fiscal year ended June 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of the Company for the fiscal year ended June 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

Boston, Massachusetts
September 8, 2005

THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
For the three years ended on June 30, 2007
(in thousands of dollars except per share data)

	6/30/07	6/24/06	6/25/05
	(53 weeks)	(52 weeks)	(52 weeks)

Net sales	$222,356	$200,916	$195,909
Cost of goods sold	(156,530)	(154,234)	(142,164)
Selling, general and administrative expenses	(55,596)	(52,386)	(50,974)
Other income (expense)	(1,378)	(1,210)	2,442

Earnings (loss) before income taxes	8,852	(6,914)	5,213
Income tax (benefit) expense	2,199	(3,132)	1,184

Net earnings (loss)	$6,653	$(3,782)	$4,029

Basic and diluted earnings (loss) per share	$1.00	$(0.57)	$0.61

Average outstanding shares used in per share calculations (in thousands):
Basic	6,663	6,664	6,647
Diluted	6,671	6,664	6,660

Dividends per share	$0.40	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
For the three years ended on June 30, 2007
(in thousands of dollars)

	6/30/07	6/24/06	6/25/05
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$6,653	$(3,782)	$4,029
Noncash operating activities:
Gain from sale of real estate and CMM assets	(299)	—	(2,794)
Depreciation	10,047	10,031	10,303
Amortization	1,103	134	—
Impairment of fixed assets	724	—	—
Deferred taxes	1,646	(3,814)	(687)
Unrealized transaction gains	(592)	(118)	(164)
Retirement benefits	(1,519)	(333)	(1,953)
Working capital changes:
Receivables	(2,720)	1,420	4,693
Inventories	2,252	4,182	(11,071)
Other current assets	(689)	(2,922)	2,025
Other current liabilities	(3,127)	4,054	(2,801)
Prepaid pension cost and other	(630)	(396)	968
Net cash provided by operating activities	12,849	8,456	2,548

Cash flows from investing activities:
Purchase of Tru-Stone	—	(19,986)	—
Additions to plant and equipment	(6,574)	(6,476)	(6,848)
Decrease in investments	5,328	8,924	3,536
Proceeds from sale of real estate and CMM assets	394	—	4,715
Net cash provided by (used in) investing activities	(852)	(17,538)	1,403

Cash flows from financing activities:
Proceeds from short-term borrowings	2,934	3,430	3,012
Short-term debt repayments	(3,115)	(3,089)	(1,237)
Proceeds from long-term borrowings	203	10,685	350
Long-term debt repayments	(4,589)	—	(1,681)
Common stock issued	446	363	848
Treasury shares purchased	(1,867)	(317)	(675)
Dividends	(2,664)	(2,666)	(2,660)
Net cash (used in) provided by financing activities	(8,652)	8,406	(2,043)
Effect of translation rate changes on cash	387	173	88
Net increase (decrease) in cash	3,732	(503)	1,996
Cash beginning of year	3,976	4,479	2,483
Cash end of year	7,708	3,976	4,479

Supplemental cash flow information:
Interest received	$1,194	$1,107	$991
Interest paid	1,713	1,268	894
Taxes paid, net	1,231	1,403	1,775

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2007	June 24, 2006
ASSETS
Current assets:
Cash	$7,708	$3,976
Investments	14,503	19,424
Accounts receivable (less allowance for doubtful accounts of $1,623 and $1,416)	37,314	31,768
Inventories:
Raw materials and supplies	17,130	13,902
Goods in process and finished parts	17,442	18,336
Finished goods	22,744	23,740
Total inventories	57,316	55,978
Current deferred income tax asset (Note 7)	3,866	4,518
Prepaid expenses and other current assets	4,920	3,720
Total current assets	125,627	119,384

Property, plant and equipment, at cost, net (Note 5)	61,536	60,924
Intangible assets (less accumulated amortization of $1,237 and $134) (Note 3)	4,063	3,882
Goodwill (Note 3)	5,260	8,580
Pension asset (Note 8)	36,656	34,551
Other assets	869	761
Total assets	$234,011	$228,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities (Note 9)	$4,737	$5,119
Accounts payable and accrued expenses	16,674	15,328
Accrued salaries and wages	4,869	4,849
Total current liabilities	26,280	25,296
Long-term taxes payable (Note 7)	4,852	5,852
Deferred income taxes (Note 7)	5,125	2,627
Long-term debt (Note 9)	8,520	13,054
Postretirement benefit liability (Note 8)	11,241	16,011
Total liabilities	56,018	62,840

Stockholders’ equity (Note 10):
Class A common stock $1 par (20,000,000 shrs. auth.; 5,632,017 outstanding at June 30, 2007, 5,628,642 outstanding at June 24, 2006)	5,632	5,629
Class B common stock $1 par (10,000,000 shrs. auth.; 962,758 outstanding at June 30, 2007, 1,040,215 outstanding at June 24, 2006)	963	1,040
Additional paid-in capital	49,282	50,569
Retained earnings reinvested and employed in the business	127,902	123,913
Accumulated other comprehensive loss	(5,786)	(15,909)
Total stockholders’ equity	177,993	165,242
Total liabilities and stockholders’equity	$234,011	$228,082

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity
For the three years ended on June 30, 2007 (in thousands)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total
Balance, June 26, 2004	$5,397	$1,250	$49,934	$129,282	$(23,580)	$162,283
Comprehensive income:
Net income				4,029		4,029
Unrealized net gain on investments					109	109
Minimum pension liability, net					(1,142)	(1,142)
Translation gain, net					5,548	5,548
Total comprehensive income						8,544
Dividends ($0.40 per share)				(2,660)		(2,660)
Treasury shares:
Purchased	(40)	(2)	(343)	(290)		(675)
Issued	21	–	350			371
Issuance of stock under ESPP	–	38	525			563
Conversion	80	(80)
Balance, June 25, 2005	$5,458	$1,206	50,466	130,361	(19,065)	168,426
Comprehensive income:
Net loss				(3,782)		(3,782)
Unrealized net loss on investments and swap agreement					(103)	(103)
Minimum pension liability, net					1,124	1,124
Translation gain, net					2,135	2,135
Total comprehensive income						(626)
Dividends ($0.40 per share)				(2,666)		(2,666)
Treasury shares:
Purchased	(20)	–	(297)			(317)
Issued	16	–	237			253
Issuance of stock under ESPP	–	9	163			172
Conversion	175	(175)
Balance, June 24, 2006	$5,629	$1,040	50,569	123,913	(15,909)	165,242
Comprehensive income:
Net income				6,653		6,653
Unrealized net loss on investments and swap agreement					(15)	(15)
Minimum pension liability, net					1,775	1,775
Translation gain, net					7,280	7,280
Total comprehensive income						15,693
Dividends ($0.40 per share)				(2,664)		(2,664)
Treasury shares:
Purchased	(105)	–	(1,762)			(1,867)
Issued	23	–	320			343
Issuance of stock under ESPP	–	8	155			163
Conversion	85	(85)				–
Balance, June 30, 2007 (before SFAS 158)	$5,632	$963	$49,282	$127,902	$(6,869)	$176,910

Adjustment to initially adopt SFAS 158(1):
Pension Plans (net of tax benefits)					(1,365)	(1,365)
Post-retirement benefits (net of tax liability)					2,448	2,448
Balance, June 30, 2007	$5,632	$963	$49,282	$127,902	$(5,786)	$177,993

Note: Cumulative balances of unrealized net loss on investments, amounts not yet recognized as a component of net periodic benefit cost and translation loss at June 30, 2007 are $(59), $1,083, and $(6,810) respectively.

(1) Components of adjustment are as follows:

	Gross	Tax	Net
1. Pension Plan	(2,242)	877	(1,365)
2. Post-retirement benefits:	4,019	(1,571)	2,448
Net effect of adoption	1,777	(694)	1,083

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the business and principles of consolidation: The Company is in the business of manufacturing industrial, professional, and consumer measuring and cutting tools and related products. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers, and tradesmen such as builders, carpenters, plumbers, and electricians. The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company’s fiscal year ends on the last Saturday in June. Fiscal 2007 represents a 53 week year while fiscal 2006 and 2005 represent 52 week years. The fiscal years of the Company’s major foreign subsidiaries end in May.

Financial instruments and derivatives: The Company’s financial instruments consist primarily of cash, investments and receivables and current liabilities and long term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company has entered into an interest rate swap agreement to limit the amount of exposure resulting from increases in its variable LIBOR rate on its $12 million Reducing Revolver. This is being accounted for as an effective cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amount of decrease in other comprehensive income for fiscal 2007 and 2006 relating to the swap agreement is $50,406 and $22,934, respectively. The Company’s UK subsidiary entered into various forward exchange contracts during fiscal 2007. The amount of contracts outstanding as of May 31, 2007 (foreign subsidiary year-end) amounted to $4.0 million (dollar equivalent). The value of these contracts do not differ materially from the corresponding receivables.

Cash: Cash is comprised of cash on hand and demand deposits. Cash in foreign locations amounted to $6.3 million and $3.9 million at June 30, 2007 and June 24, 2006, respectively.

Investments: Investments as of June 30, 2007 consist primarily of cash equivalents and marketable securities such as certificates of deposit ($7.7 million), municipal securities ($2.2 million), and short-term bonds ($4.6 million). Investments as of June 24, 2006 consist primarily of cash equivalents and marketable securities such as certificates of deposits ($2.6 million) , municipal securities ($2.2 million), money market investments ($5.9 million), and short-term bonds ($8.7 million). Cost for these investments is not materially different than fair value. The Company determines the appropriate classification of the investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date.  Our marketable debt and equity securities have been classified and accounted for as available for sale.  We may or may not hold securities with stated maturities greater than 12 months until maturity.  In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provision of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months (such as our auction rate securities ) are classified as current assets in the accompanying consolidated balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net.  Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The provision for bad debts amounted to $370,000, $596,000, and $164,000 in fiscal 2007, 2006 and 2005, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables, trends in product returns and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. For approximately 55% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories were $18.8 million and $21.0 million at the end of fiscal 2007 and 2006, respectively, such amounts being approximately $28.4 and $24.0 million, respectively, less than if determined on a FIFO basis.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Long-lived assets are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Included in buildings and building improvements and machinery and equipment at June 30, 2007 and June 24, 2006 were $4.2 million and $3.3 million, respectively, of construction in progress.

Intangible assets andgoodwill: Intangibles are recorded at cost and are amortized on a straight-line basis over a 5 year period. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company assesses the fair value of its goodwill using impairment tests, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value and market discount rates. In the event that the carrying value of goodwill exceeds the fair value of the goodwill, an impairment loss would be recorded for the amount of that excess.

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts. While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred unless the benefit of the advertising covers more than one quarterly period during the year. In these cases, the cost is amortized over the course of the fiscal year. The Company has not generally amortized such costs over more than a one year period. Advertising costs were expensed as follows $4.6 million in fiscal 2007, $5.2 million in fiscal 2006 and $5.0 million in fiscal 2005.

Freight costs: The Company incurred approximately $5.0 million in outbound shipping costs in fiscal 2005. Approximately 25% of these shipping costs were billed to, and reimbursed by, customers and is included in net sales. Beginning with the March 2005 quarter, the Company began recording all outbound freight as cost of sales rather than the previous practice of netting such costs against sales. Prior period amounts have not been reclassified as they are immaterial to the consolidated statements of operations.

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

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $51 million of undistributed earnings of foreign subsidiaries as of June 30, 2007 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs were expensed as follows: $2.7 million in fiscal 2007, $2.9 million in fiscal 2006, and $3.3 million in fiscal 2005.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 7,904, 5,540, and 13,816 of potentially dilutive common shares in fiscal 2007, 2006 and 2005, respectively, resulting from shares issuable under its stock option plan. For fiscal 2005 and 2007 these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

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

Treasury stock: Treasury stock is accounted for using the par value method.

Other: Accounts payable and accrued expenses at June 30, 2007 and June 24, 2006 consist primarily of accounts payable ($7.0 million and $9.1 million), accrued benefits ($1.3 million and $2.1 million) and accrued taxes other than income ($1.0 million and $1.4 million).

2. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement 158 (FAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statement No. 87, 88, 106, and 132(R), which applies to all single-employer defined benefit pension and postretirement benefit plans.

The Statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position.  An employer must recognize an asset or liability in its statement of financial position for the differences between the fair value of the plan assets and the projected benefit obligation (PBO) (pension plans), or the accumulated postretirement benefit obligation (APBO) (other postretirement plans).  Changes in the plans’ funded status must be recognized, in the year of change, in accumulated other comprehensive income (AOCI).  The Statement also will require entities to measure the funded status of the plans as of the date of the year-end statement of financial position.  Adoption of this pronouncement was effective for the Company in fiscal 2007.  The recognition provision was adopted by the Company in the fourth quarter of fiscal 2007. The measurement provision is not required to be adopted by the Company until fiscal 2009.

Based on June 30, 2007 information, FAS 158 required an adjustment to increase the Company’s accumulated other comprehensive loss in the amount of $2.2 million (before tax effect), which represents the excess of the Company’s net prepaid ($38.9 million) over the Company’s PBO funded status ($36.7 million).

In addition, the amount is offset by an increase in AOCI due to the retiree medical plan.  This plan has an increase to AOCI in the amount of $4.0 million (before tax effect), which represents the excess of the Company’s accrued benefit liability ($16.0 million) over the Company’s APBO funded status ($12.0 million).

The estimated net result is an increase in AOCI of $1.8 million (before tax effect). See footnote 8 for additional information.

The FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statements No. 109, which clarifies Statement 109, Accounting for Income Taxes (FIN 48), and indicates criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements.  Under FIN 48, an entity should evaluate a tax position using a two step process:

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

FIN 48 contains significant disclosure requirements, including a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, unrecognized tax benefits that, if recognized, would affect the effective tax rate, as well as information concerning tax positions for which a material change in the liability for unrecognized tax benefits is reasonably possible within the next 12 months.

The scope of FIN 48 includes all tax positions accounted for in accordance with Statement 109.  The term tax position includes, but is not limited to, the following:

1.	A decision not to file a tax return in a jurisdiction;
2.	The allocation of income between jurisdictions;
3.	The characterization of income in the tax return;
4.	A decision to exclude taxable income in the tax return; and
5.	A decision to classify a transaction, entity, or other position as tax-exempt in the tax return.

FIN 48 applies only to taxes that are subject to Statement 109.  Uncertainties related to taxes that are not based on a measurement of income, such as franchise taxes, sales tax, and ad valorem taxes, should be accounted for by applying Statement 5, Accounting for Contingencies, and other applicable accounting literature.

The guidance is effective for fiscal years beginning after December 15, 2006 and the Company intends to adopt FIN 48 as of July 1, 2007. The Company does not believe FIN 48 will have a material effect on its financial position or results of operations, however adoption may result in certain adjustments to the balance of retained earnings.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and the Company intends to adopt the standard for fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

The FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing the entity also elects to adopt the provisions of FASB Statement No. 157, “Fair Value Measurements.” This Statement is not expected to have a material effect on the Company’s financial statements.

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

The acquisition of Tru-Stone has been accounted for under the purchase method. As such, the cost to acquire Tru-Stone has been allocated to the respective assets and liabilities acquired based on their estimated fair values at the closing of the acquisition of Tru-Stone. The total purchase price has been allocated to assets acquired and liabilities assumed based on management’s best estimates of fair value, with the excess cost over the net tangible and identifiable intangible assets acquired being allocated to goodwill. No in-process research and development existed at the time of the acquisition. The final analysis was completed in the first quarter of fiscal 2007 with the values reflected below. These amounts differ from the preliminary numbers disclosed in the fiscal 2006 Form 10-K primarily as a result of amounts being reallocated from goodwill to intangibles in the amount of $1,284 and from goodwill to buildings in the amount of $2,036.

The allocation of the total purchase price of Tru-Stone’s net tangible and identifiable intangible assets was based on the estimated fair values as of April 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was allocated to goodwill. The total purchase price of $19,986 has been allocated as follows (in thousands):

Purchase price to be allocated:
Accounts receivable	$1,638
Inventory	2,246
Other current assets	118
Property, plant and equipment	5,968
Accounts payable and accrued liabilities	(544)
Intangible asset - non-compete agreements	1,330
Intangible asset - customer lists	3,970
Goodwill	5,260
Total purchase price	$19,986

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

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 24, 2006
(dollars in thousands, except for earnings per share)

	Historical L. S. Starrett	Historical Tru-Stone	Pro Forma Adjustments			Pro Forma Combined
Net sales	$199,216	$10,757	$—			$209,973
Cost of sales	152,764	7,613	533	[a	]	160,124
			(236)	[b	]
			(550)	[c	]
Gross profit	46,452	3,144	(253)			49,849
Selling, general and administrative expenses	52,114	938				53,052
Management fees	—	170	(170)	[d	]	—
Amortization of intangibles	—	53	1,000	[e	]	1,053
Income (loss) from operations	(5,662)	1,983	(577)			(4,256)
Interest expense, net	1,243	—	790	[f	]	2,053
			20	[g	]
Other, (income) expense	(33)	380				347
Income (loss) before income taxes	(6,872)	1,603	(1,387)			(6,656)
Income tax expense (benefit)	(3,132)	—	(483)	[h	]	(3,053)
			562	[h	]
Net income (loss)	$(3,740)	$1,603	$(1,466)			$(3,603)
Basic and diluted earnings (loss) per share	$(0.56)	$0.24	$(0.22)			$(0.54)
Average outstanding shares used in per share calculations (in thousands):	6,664	6,664	6,664			6,664

*	Historical results for fiscal 2006 exclusive of results of Tru-Stone since April 28, 2006.

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

[b]
Reflects reduced depreciation expense on property, plant and equipment of $236 as a result of the purchase price allocations. The average life of the equipment is 7 years and the life of the building is 39 years.

[c]	Reflects the reduction in cost of sales of $550 resulting from the consolidation of the Company’s Mt. Airy granite processing facility into Tru-Stone’s facility.

[d]	Represents the elimination of Tru-Stone’s management fees of $170.

[e]
Reflects amortization of intangible assets of $1,000 net of the elimination of historical amortization. Total intangible assets subject to amortization were $5,300. The intangible assets were amortized over 5 years for both the non-compete agreements and for customer lists.

[f]
The pro forma adjustment to interest expense of $790 represents the assumed increase in interest expense associated with the Company’s new credit facility, the net proceeds of which were used to finance the acquisition of Tru-Stone, pay transaction costs and refinance existing debt.

[g]	Reflects the amortization of the deferred financing cost of $99 over the term of the Revolving Credit Facility.

[h]	Represents an estimated tax provision for the historical Tru-Stone results and an estimated tax benefit related to the pro-forma adjustments for the fiscal year ended June 24, 2006.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 25, 2005
(dollars in thousands, except for earnings per share)

	Historical L. S. Starrett	Historical Tru-Stone	Pro Forma Adjustments			Pro Forma Combined
Net sales	$195,909	$11,198	$—			$207,107
Cost of sales	142,164	7,549	533	[i	]	149,460
			(236)	[j	]
			(550)	[k	]
Gross profit	53,745	3,649	(253)			57,647
Selling, general and administrative expenses	50,974	561				51,535
Management fees	—	247	(247)	[l	]	—
Amortization of intangibles	—	53	1,000	[m	]	1,053
Income (loss) from operations	2,771	2,788	(500)			5,059
Interest expense, net	884	—	790	[n	]	1,674
Other, (income) expense	(3,326)	250	20	[o	]	(3,056)
Income (loss) before income taxes	5,213	2,538	(1,310)			6,441
Income tax expense (benefit)	1,184	—	(366)	[p	]	1,707
			889	[p	]
Net income (loss)	$4,029	$2,538	$(1,833)			$4,734
Basic and diluted earnings (loss) per share	$0.61	$0.38	$(0.28)			$0.71
Average outstanding shares used in per share calculations (in thousands):	6,660	6,660	6,660			6,660

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

[j]
Reflects reduced depreciation expense on property, plant and equipment of $236 as a result of the purchase price allocations. The average life of the property, plant and equipment is 7 years and the life of the building is 39 years.

[k]	Reflects the reduction in cost of sales of $550 resulting from the consolidation of the Company’s Mt. Airy granite processing facility into Tru-Stone’s facility.

[l]	Represents the elimination of Tru-Stone’s management fees of $247.

[m]
Reflects amortization of intangible assets of $1,000 net of the elimination of historical amortization. Total intangible assets subject to amortization were $5,300. The intangible assets were amortized over 5 years for both the non-compete agreements and for customer lists.

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

4. CHARLESTON PLANT SHUTDOWN

During fiscal 2006, the Evans Rule Division moved the majority of its manufacturing operations out of its Charleston, S.C. plant to its leased facility in Santo Domingo, Dominican Republic. As part of the move it was determined that certain inventory and fixed assets would not be moved. As a result, during the fourth quarter of fiscal 2006, charges of $.8 million were recorded under SFAS 146, Costs Associated with Exit Activities, for retention bonuses and reserves for inventory and fixed assets relating to the shutdown of the Charleston plant. Of this amount, approximately $.1 million was paid during fiscal 2007 relating to retention bonuses. This payment fulfilled the Company’s remaining liabilities.

5. PROPERTY, PLANT AND EQUIPMENT

	2007
	Cost	Accumulated Depreciation	Net
Land	$1,573	$—	$1,573
Buildings and building improvements	38,751	(17,958)	20,793
Machinery and equipment	137,885	(101,367)	36,518
Assets held for sale	7,876	(5,224)	2,652
Total	$186,085	$(124,549)	$61,536

	2006
	Cost	Accumulated Depreciation	Net
Land	$1,778	$—	$1,778
Buildings and building improvements	42,049	(21,270)	20,779
Machinery and equipment	130,598	(93,064)	37,534
Assets held for sale	1,301	(468)	833
Total	$175,726	$(114,802)	$60,924

Assets held for sale for fiscal 2007 represent the Glendale distribution center and the property in Charleston S.C. both of which are expected to be sold during fiscal 2008. Included in machinery and equipments are capital leases of $2.4 million as of June 30, 2007 and $3.9 million as of June 24, 2006 relating to the Brazilian operations (Note 9). This equipment primarily represents factory machinery in their main plant. Operating lease expense was $1.1 million, $1.0 million, and $.5 million in fiscal 2007, 2006, and 2005, respectively. Operating lease payments for the next 5 years are as follows:

Year	$000’s
2008	$1,212
2009	822
2010	599
2011	177
2012	—

6. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2007	2006	2005
Interest income	$1,194	$1,118	$991
Interest expense and commitment fees	(1,713)	(1,243)	(884)
Realized and unrealized translation gains (losses), net	32	(396)	(144)
Gain on sale of assets	299	—	2,794
Impairment of fixed assets	(724)	(250)	—
Other expense	(466)	(439)	(315)
	$(1,378)	$(1,210)	$2,442

7. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	2007	2006	2005

Domestic operations	$5,069	$(8,440)	$(805)
Foreign operations	3,783	1,526	6,018
	$8,852	$(6,914)	$5,213

The amount of domestic taxable income (loss) (in thousands) for fiscal 2007, 2006, and 2005 amounted to $6,982, $(5,803), and $(4,059), respectively.

The provision (benefit) for income taxes consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$(855)	$—	$102
Foreign	1,316	507	1,538
State	92	175	231
Deferred	1,646	(3,814)	(687)
	$2,199	$(3,132)	$1,184

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):
	2007	2006	2005

Expected tax expense (benefit)	$3,010	$(2,351)	$1,772
Increase (decrease) from:
State and Puerto Rico taxes, net of federal benefit	215	(83)	(630)
Foreign taxes, net of federal credits	(368)	(1,217)	(510)
Credit for increasing research activities	—	(598)	—
Change in valuation allowance	(942)	1,228	1,243
Return to provision and tax reserve adjustments	(247)	(250)	(500)
Foreign loss not benefited	296	—	—
Tax vs. book basis - UK (sale of bldg.)	—	—	(225)
Other permanent items	235	139	34
Actual tax expense (benefit)	$2,199	$(3,132)	$1,184

The tax expense for fiscal 2007 was reduced by a net reduction in the valuation allowance. This included a release of valuation allowance for foreign NOL’s caused by an increase in taxable income in those countries and a release of valuation allowance for state NOL’s also caused by a significant increase in taxable income in those states. This was offset by an increase in the valuation allowance related to certain state tax credits.

The tax expense for fiscal 2007 was also reduced by a reduction in tax reserves as a result of the close of certain examination years, further analysis of transfer pricing exposure, and the reduced likelihood of future assessment due to changes in circumstances offset by return to provisions adjustments from the fiscal 2006 tax returns.

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

Conversely, a valuation allowance was provided in fiscal 2006 on state NOL’s as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the state level. Similarly, a valuation allowance has been provided on foreign NOL’s as a result of short carryforward periods and the uncertainty of generating future taxable income. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOL’s and tax credits will be reevaluated periodically in the future as certain facts and assumptions change over time.

Income tax expense for fiscal 2005 was increased by an adjustment to the net deferred tax balances resulting from a revision to the estimated combined state rate and an increase in the valuation allowance for certain foreign loss which are not likely to be realized. This was offset by a reduction in the tax reserves as a result of the close out of certain examination years.

The long term-taxes payable on the balance sheet as of June 30, 2007 and June 24, 2006 relate primarily to reserves for transfer pricing issues.

Deferred income taxes at June 30, 2007 and June 24, 2006 are attributable to the following (in thousands):

	2007	2006
Deferred assets (current):
Inventories	$(2,882)	$(2,722)
Employee benefits (other than pension)	(462)	(581)
Other	(522)	(1,215)
	$(3,866)	$(4,518)

Deferred assets (long-term):
Federal NOL carried forward 20 years	$(4,131)	$(6,568)
State NOL various carryforward periods	(567)	(663)
Foreign NOL carried forward indefinitely/various	(1,203)	(1,836)
Foreign tax credit carryforward expiring 2009-11	(1,194)	(1,742)
Retiree medical benefits	(6,285)	(6,761)
Other	(1,769)	(839)
	$(15,149)	$(18,409)

Valuation reserve for state NOL, foreign NOL and foreign tax credits	$2,140	$3,503
Long-term deferred assets	$(13,009)	$(14,906)

Deferred liabilities (current):	$9	$—
Misc credits	$9	$—

Deferred liabilities (long-term):
Prepaid pension	$15,956	$13,926
Depreciation	2,178	3,607
	$18,134	$17,533
Net deferred tax liability (asset)	$1,268	$(1,891)

As of June 30, 2007 and June 24, 2006, the net long-term deferred tax liability on the balance sheet is as follows:

	2007	2006
Long-term liabilities	$18,134	$17,533
Long-term assets	(13,009)	(14,906)
	$5,125	$2,627

Foreign operations deferred assets (current) relate primarily to pensions.

Foreign operations net deferred assets (long-term) relate primarily to foreign NOL and foreign tax credits carryforwards.

Amounts related to foreign operations included in the long-term portion of deferred liabilities are not significant.

The Federal NOL carryforward of $12.1 million expires in the years 2023, 2025, and 2026. The state NOL carryforwards of $.6 million expire at various times over the next 5 years. Foreign tax credit carryforward of $1.2 million expire in the years 2009 through 2016.

No deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At June 30, 2007, the estimated amount of total unremitted earnings is $51 million.

8. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for fiscal 2007, 2006, and 2005, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $64,000, $1,176,000, and $(611,000), respectively. Included in these amounts are the Company’s contributions to the defined contribution plan amounting to $588,000, $228,000, and $237,000 in fiscal 2007, 2006, and 2005, respectively.

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

The table below details assets by category for the Company’s domestic pension plan. These assets consist primarily of publicly traded equity and fixed income securities, including 965,219 shares of Company common stock with a fair value of $17.7 million (15% of total plan assets) at June 30, 2007, and 981,421 shares of the Company’s common stock with a fair value of $13.4 million (13% of total plan assets) at June 24, 2006. The majority of these shares are in the Company’s ESOP plan.

	2007	2006
Asset category:
Cash	1%	3%
Equities	77%	72%
Debt	22%	25%
	100%	100%

Effective June 30, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net losses, unrecognized prior service costs, and accumulated gains, all of which were previously netted against the plan’s funded status in the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss upon adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at June 30, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended June 30, 2007 or for any prior period presented, and it will not affect the Company’s operating results in future periods.  Had the Company not been required to adopt SFAS 158 at June 30, 2007, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	At June 30, 2007
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at June 30, 2007
Pension asset	$38,898	$(2,242)	$36,656
Postretirement benefit liability	(16,044)	4,019	(12,025)
Deferred income taxes	(8,977)	(694)	(9,671)
Accumulated other comprehensive loss	—	1,083	1,083
Total assets	236,253	(2,242)	234,011
Total liabilities	(59,343)	3,325	(56,018)
Total stockholders’ equity	(176,910)	(1,083)	(177,993)

Included in accumulated other comprehensive gain at June 30, 2007 is $1.8 million ($1.1 million net tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension or benefit cost for pensions and post-retirements. The Company expects to recognize $.4 million in net actuarial losses and prior service credit in net periodic pension and benefit cost during fiscal 2008.

Domestic and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2007	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$115,485	$122,758	$105,190
Service cost	2,727	3,518	3,235
Interest cost	6,807	6,482	6,630
Participant contributions	282	255	262
Exchange rate changes	2,242	1,140	(325)
Benefits paid	(5,210)	(4,862)	(4,572)
Actuarial (gain) loss	(1,484)	(13,806)	12,338
Benefit obligation at end of year	$120,849	$115,485	$122,758

Weighted average assumptions – benefit obligations (domestic)
Discount rate	6.20%	6.20%	5.00%
Rate of compensation increase	3.75%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Change in plan assets
Fair value of plan assets at beginning of year	$138,044	$136,948	$128,690
Actual return on plan assets	21,700	4,102	12,319
Employer contributions	588	532	510
Participant contributions	282	255	262
Benefits paid	(5,210)	(4,862)	(4,572)
Exchange rate changes	2,101	1,069	(261)
Fair value of plan assets at end of year	$157,505	$138,044	$136,948

Funded status at end of year
Funded status	$36,656	$22,559	$14,966
Unrecognized actuarial gain	N/A	12,971	19,266
Unrecognized transition asset	N/A	—	(204)
Unrecognized prior service cost	N/A	2,536	3,389
Net amount recognized	$36,656	$38,066	$37,417

Amounts recognized in statement of financial position
Noncurrent assets	$36,656	34,551	32,297
Current liability	—	N/A	N/A
Non current liability	—	N/A	N/A
Net amount recognized in statement of financial position	$36,656	$34,551	$32,297

Weighted average assumptions – net periodic benefit cost (domestic)
Discount rate	6.20%	5.00%	6.25%
Cost of living increase	2.50%	2.50%	2.50%
Rate of compensation increase	3.25%	3.25%	3.25%
Return on Plan Assets	8.00%	8.00%	8.00%

	2007	2006	2005
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Transition asset (obligation)	$—
Prior service credit (cost)	(2,127)
Accumulated gain (loss)	(115)
Amounts not yet recognized as a component of net periodic benefit cost	(2,242)
Accumulated contributions in excess of net periodic benefit cost	$38,898
Net amount recognized	$36,656

Net increase/(decrease) in accumulated other comprehensive income (loss) due to FAS 158	$(2,242)

Components of net periodic benefit cost (Domestic and U.K.)

Service cost	$2,728	$3,518	$3,152
Interest cost	6,807	6,482	6,479
Expected return on plan assets	(10,377)	(10,439)	(10,288)
Amortization of prior service cost	439	425	433
Amortization of transitional (asset) or obligation	—	(2)	(982)
Recognized actuarial (gain) or loss	152	318	(1)
Net periodic benefit cost	$(251)	$302	$(1,207)

Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$—
Prior service cost	(443)
Net gain (loss)	6

Additional disclosure for all pension plans
Accumulated benefit obligation	$113,633

Information for pension plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$40,150
Fair value of plan assets	$40,067

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	523
Accumulated benefit obligation	469
Fair value of assets	—

Underfunded Plans (Primarily U.K.):

Year-end information for plans with accumulated benefit obligations in excess of plan assets (primarily U.K.)
Projected benefit obligation	$40,150	$38,797	$31,836
Accumulated benefit obligation	39,905	38,439	31,142
Fair value of plan assets	40,067	33,868	25,841

	2007	2006	2005
Weighted average assumptions – benefit obligations (UK)
Discount rate	5.60%	5.10%	5.20%
Rate of compensation increase	3.30%	3.60%	3.50%
Cost of living increase	2.80%	2.60%	2.50%
Components of net periodic benefit cost (benefit)
Service cost	$650	$3,518	$3,152
Interest cost	1,970	6,482	6,479
Expected return on plan assets	(2,186)	(10,439)	(10,288)
Amortization of prior service cost	166	425	433
Amortization of transition asset	—	(2)	(982)
Recognized actuarial gain	156	317	(1)
Net periodic benefit cost	$756	$301	$(1,207)

Weighted average assumptions – net periodic benefit cost (UK)
Discount rate	5.10%	5.20%	6.00%
Expected long-term rate of return	6.90%	6.70%	7.40%
Rate of compensation increase	3.00%	3.50%	3.90%

Medical and Life Insurance Benefits – Retired Employees:

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

Change in benefit obligation
Benefit obligation at beginning of year	$12,694	$16,929	$15,716
Service cost	380	517	516
Interest cost	728	750	952
Plan amendments	(1,409)	(3,017)	—
Benefits paid	(1,011)	(1,055)	(1,250)
Actuarial (gain) loss	643	(1,430)	995
Benefit obligation at end of year	$12,025	$12,694	$16,929

Weighted average assumptions – benefit obligations
Discount rate	6.20%	6.20%	5.00%
Rate of compensation increase	3.25%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	1,011	(1,055)	(1,250)
Participant contributions	—	—	—
Benefits paid	(1,011)	1,055	1,250
Exchange rate changes	—	—	—
Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(12,025)	$(12,694)	$(16,929)
Unrecognized actuarial gain	N/A	1,853	3,412
Unrecognized transition asset	N/A	—	—
Unrecognized prior service cost	N/A	(5,899)	(3,500)
Net amount recognized at year-end	$(12,025)	$(16,740)	$(17,017)
Less current liability	—	729	—
	$(12,025)	$(16,011)	$(17,017)

	2007	2006	2005
Amounts recognized in statement of financial position
Prepaid benefit cost	$—
Current post-retirement benefit liability	(784)
Post-retirement benefit liability	(11,241)
Net amount recognized in statement of financial position	$(12,025)

Weighted average assumptions – net periodic benefit cost
Discount rate	6.20%	5.00%	6.25%
Rate of compensation increase	3.25%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income

Transition asset (obligation)	$—
Prior service credit (cost)	6,414
Accumulated gain (loss)	(2,395)
Amounts not yet recognized as a component of net periodic benefit cost	4,019
Net periodic benefit cost in excess of accumulated contributions	$(16,044)
Net amount recognized	$(12,025)

A 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2007. The rate was assumed to decrease gradually to 5.0% for 2015 and remain at that level thereafter.  Plan amendments for retired employees relate to reductions in the Company’s contributions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$124	$(104)
Effect on postretirement benefit obligation	1,159	(988)

For fiscal 2008, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23,000 to the nonqualified domestic pension plan, $594,000 to the nondomestic pension plan, and $786,000 to the retiree medical and life insurance plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	2007	2006	2005
Components of net periodic benefit cost (benefit)
Service cost	$380	$517	$517
Interest cost	728	750	952
Amortization of prior service cost	(894)	(619)	(474)
Recognized actuarial gain	101	132	63
Net periodic benefit cost	$315	$780	$1,058

Fiscal year	Pension	Other Benefits
2008	$5,151	$786
2009	5,345	772
2010	4,522	826
2011	5,661	834
2012	5,912	819
2013-2017	32,322	4,455

In December 2003, legislation was enacted providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Although the Company has experienced some savings, this legislation has not materially impacted plan obligations.

9. DEBT

Effective April 28, 2006, the Company entered into a credit facility agreement with Bank of America comprised of a $10 million revolving credit facility (Revolver), a $3 million sub-limit under the Revolver for the issuance of letters of credit, and a $12 million reducing revolving (Reducing Revolver) credit facility. The agreement was then amended effective June 24, 2006. The Revolver requires a commitment fee of .25%. Interest rates on all the above facilities vary from LIBOR plus 1.25% to LIBOR plus 2.0% depending on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the credit facility. On April 28, 2006, the Company borrowed $12 million under the Reducing Revolver to finance the Tru-Stone acquisition previously described. The actual interest rate at June 30, 2007 for the Reducing Revolver is 6.82%, which includes the cost of the interest rate swap described below. The Reducing Revolver shall reduce by one fifth of the original principal amount at the end of each year until fully repaid. The Company’s Tru-Stone subsidiary maintains a $500,000 line of credit for which no commitment fees are required.

At year end, long-term debt consists of the following (in thousands):

	2007	2006
Reducing Revolver	$9,600	$12,000
Capitalized lease obligations payable in Brazilian currency, due 2007 to 2011, 17% to 25%	1,768	4,282
	11,368	16,282
Less current maturities	2,848	3,228
	$8,520	$13,054

Included in Notes Payable and Current Maturities at June 30, 2007 and June 24, 2006 is $.2 and $1.9 million, respectively, of short-term financing collateralizing a portion of the Company’s Brazilian subsidiary receivables. Also included in Notes Payable and Current Maturities is short-term financing of the Company’s Brazilian subsidiary amounting to $.7 million at year end. The previous revolving credit agreement, which was amended on April 29, 2005, was for $15 million and required commitment fees of .25%.

Under the new credit facility, as amended, the Company must maintain tangible net worth of $130 million and an EBITDA (as defined in the Credit Agreement) to debt service ratio of at least 1.0, 1.15 and 1.25 for fiscal 2006 June quarter, fiscal 2007 September quarter, and all quarters thereafter, respectively. Also, the Company is required to maintain a minimum consolidated cash and investments balance of $15 million. The Company has issued $.9 million of standby letters of credit under this agreement that guarantee future payments which may be required under certain insurance programs. The Company is currently in compliance with all debt covenants.

The Company has entered into an interest rate swap agreement designed to limit the amount of exposure resulting from increases in its variable LIBOR rate on the $12 million Reducing Revolver currently outstanding. The swap agreement covers $6 million of the $12 million outstanding for the first 3 years of the 5 year term of the debt. The agreement acts as a cash flow hedge which requires cash payment when the LIBOR rate is below 7.19% and provides cash receipts when the LIBOR rates exceed 7.19%. As of June 30, 2007 the swap agreement has an immaterial value. In the event that the LIBOR rate continues to increase, a fair value will be assigned to the swap agreement and the gain will be taken into Other Comprehensive Income.

Current notes payable representing current portion of the Reducing Revolver and capital lease obligations carry interest at a rate of LIBOR plus 1% to LIBOR plus 4%. Interest expense, prior to capitalization of interest on self-constructed assets, was $1.7 million, $1.2 million, and $.8 million in fiscal 2007, 2006, and 2005. Long-term debt maturities from 2008 to 2012 are as follows: $3.2 million, $3.2 million, $3.3 million, $3.3 million and $3.3 million.

The Company provides guarantees of debt for its Brazilian and Scottish subsidiaries of up to $6.0 million and $1.8 million, respectively. Outstanding debt covered by these guarantees is reflected on the Company’s Consolidated Balance Sheet as of June 24, 2006. The Company’s Brazilian subsidiary has also pledged $.8 and $3.7 million of trade receivables as collateral for a short-term loan at the year ended June 30, 2007 and June 24, 2006. These receivables are included in the Company’s Accounts Receivable balance as of June 30, 2007 and June 24, 2006.

On June 29, 2007, the Company borrowed $1.0 million under the Revolver.

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

Under the Company’s employee stock purchase plans (ESPP), the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. Therefore, no options were exercisable at fiscal year ends. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price At Grant	Shares Available For Grant
Balance, June 26, 2004	73,547	12.78	726,453
Options granted ($16.32 and $14.94)	29,871	15.70	(29,871)
Options exercised ($14.96 and $10.80)	(37,836)	12.61
Options canceled	(27,344)	—	27,344
Balance, June 25, 2005	38,238	14.57	723,926
Options granted ($15.60 and $11.69)	42,405	13.39	(42,405)
Options exercised ($12.07 and $11.64)	(9,319)	11.77
Options canceled	(23,249)	—	23,249
Balance, June 24, 2006	48,075	13.50	704,770
Options granted ($13.26 and $13.61)	27,887	13.41	(27,887)
Options exercised ($13.27 and $13.26)	(7,747)	13.26
Options canceled	(27,125)	—	27,125
Balance, June 30, 2007	41,090	13.24	704,008

The following information relates to outstanding options as of June 30, 2007:

Weighted average remaining life	1.2 years
Weighted average fair value on grant date of options granted in:
2005	4.33
2006	3.72
2007	4.22

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 24% - 36%, interest - 4.5% to 5.2%, and expected lives - 2 years.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted SFAS 123(R) at the beginning of fiscal 2006 using the modified prospective method. As a result, compensation expense of $60,500 and $62,000 has been recorded for fiscal 2007 and 2006, respectively. The pro-forma total share-based payment compensation for fiscal 2005 as if SFAS 123(R) had been applied is $62,000. It is not anticipated that future compensation expense related to SFAS 123(R) will vary materially from this amount under the current employee stock purchase plan. Pro-forma total share-based payment compensation as if SFAS 123(R) had been applied:

	Year Ended June
	2006	2005
Information as reported
Net income ($000)	$(3,782)	$4,029
Basic earnings per share ($/share)	(.57)	(.61)
Diluted earnings per share ($/share)	(.57)	(.61)

Information calculated as if fair value method had been applied to all awards
Compensation costs related to share-based payment awards to employees, net of related tax effects ($000)	–	$44
Pro-forma basic earnings per share ($/share)	–	.60
Pro-forma diluted earnings per share ($/share)	–	.60

11. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

12. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 30, 2007. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. One customer accounted for 11% of sales in fiscal 2005.

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

The Company’s operations are primarily in North America, Brazil, and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2007	2006	2005
Sales
United States	$124,436	$114,118	$114,200
North America (other than U.S.)	11,800	10,937	10,397
United Kingdom	35,397	31,552	30,882
Brazil	57,709	55,187	47,798
Eliminations and other	(6,986)	(10,878)	(7,368)
Total	$222,356	$200,916	$195,909

Long-lived Assets
United States	$84,703	$89,660	$76,985
North America (other than U.S.)	398	386	473
United Kingdom	5,403	6,264	7,145
Brazil	15,744	13,764	12,047
Other and eliminations	2,135	2,138	2,049
Total	$108,383	$112,212	$98,699

QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)

Quarter Ended	Net Sales	Gross Profit	Earnings (Loss) Before Income Taxes	Net Earnings (Loss)	Basic Earnings (Loss) Per Share
Sep. 2005	$47,531	$10,016	$(2,668)	$(1,844)	$(0.28)
Dec. 2005	51,611	11,266	(1,879)	(996)	(0.15)
Mar. 2006	49,359	12,040	(278)	(225)	(0.03)
Jun. 2006	52,415	13,360	(2,089)	(717)	(0.11)
	$200,916	$46,682	$(6,914)	$(3,782)	$(0.57)
Sep. 2006	$51,092	$13,568	$295	$221	$0.03
Dec. 2006	57,110	16,306	1,795	1,242	0.19
Mar. 2007	54,448	16,119	1,877	1,314	0.20
Jun. 2007	59,706	19,833	4,885	3,876	0.58
	$222,356	$65,826	$8,852	$6,653	$1.00

The Company’s Class A common stock is traded on the New York Stock Exchange.

13. SUBSEQUENT EVENT

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering for $2.3 million in cash. The asset purchase was financed through existing cash and a draw on the Company’s existing line of credit. In connection with the asset purchase agreement, $.3 million of the purchase price was placed into escrow to support the indemnification obligations of Kinemetric Engineering and its shareholders. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices, and custom engineered systems for measurement and inspection. This business unit will also oversee the sales and support of the Company’s high quality line of Starrett Optical Projectors. The Company is in the process of completing the purchase price allocation based on the fair value of the tangible and intangible assets and liabilities acquired.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Form 8-K filed February 3, 2006, the Company changed its independent public accounting firm from Deloitte & Touche LLP to Grant Thornton LLP for the fiscal 2006 reporting period.

Item 9A - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to a material weakness in our internal control over financial reporting for income taxes identified in fiscal 2005 and fiscal 2006, in preparing our financial statements at and for the fiscal years ended June 25, 2005 and June 24, 2006, we performed additional procedures relating to our accounting for income taxes to ensure that such financial statements were stated fairly in all material respects in accordance with generally accepted accounting principles in the United States.

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

3.	All tax calculations and disclosures were reviewed at year-end by a CPA from a national accounting firm not affiliated with our independent accounting firm.

These actions have strengthened our internal control over financial reporting, and therefore, management believes that the Company no longer has a material weakness in its accounting for income taxes.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2007 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of June 30, 2007, the Company has maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited The L.S.Starrett Company and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The L.S. Starrett Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and June 24 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2007 and our report dated September 17, 2007 expressed an unqualified opinion on those financial statements and contained an explanatory paragraph related to the application of Statement of Financial Accounting Standard No. 158 as of June 30, 2007.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 17, 2007

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

The information concerning the Directors of the Registrant is contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 10, 2007 (the “2007 Proxy Statement”), which will be mailed to stockholders on or about September 17, 2007. The information in that portion of the 2007 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	55	2001	President and CEO and Director
Randall J. Hylek	52	2005	Chief Financial Officer and Treasurer
Anthony M. Aspin	54	2000	Vice President Sales
Stephen F. Walsh	61	2003	Senior Vice President Operations and Director

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

Code of Ethics

The Company has adopted a Policy on Business Conduct and Ethics (the “Ethics Policy”) applicable to all directors, officers and employees of the Company. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Ethics Policy is available on the Company’s website at www.starrett.com. Stockholders may also obtain free of charge a printed copy of the Ethics Policy by writing to the Clerk of the Company at The L.S. Starrett, 121 Crescent Street, Athol, MA 01331. We intend to disclose any future amendments to, or waivers from, the Ethics Policy within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

Item 11 - Executive Compensation

The information concerning management remuneration is contained in (i) General Information Relating to the Board of Directors and Its Committees, and (ii) in Sections C-H of Part I in the Company’s 2007 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2002 Employees’ Stock Purchase Plan (“2002 Plan”) as of June 30, 2007. The 2002 Plan was approved by stockholders at the Company’s 2002 annual meeting and shares of Class A or Class B common stock may be issued under the 2002 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	41,090	13.24	704,008
Equity compensation plans not approved by security holders	—		—
Total	41,090	13.24	704,008

 (b) Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2007 Proxy Statement, and is hereby incorporated by reference.

(c) Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2007 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

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

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2007 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

  (a)  1. Financial statements filed in item 8 of this annual report:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007

Consolidated Balance Sheets at June 30, 2007 and June 24, 2006

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2007

Notes to Consolidated Financial Statements

2.
The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
All other financial statements and schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

3.	See Exhibit Index below. Compensatory plans or arrangements are identified by an “*.”

(b) See Exhibit Index below.

(c) Not applicable.

Schedule II
The L.S. Starrett Company
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs (1)	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2007	$1,416	$370	$(7)	$(156)	$1,623
Year Ended June 24, 2006	1,125	596	51	(357)	1,416
Year Ended June 25, 2005 (unaudited)	1,358	164	(7)	(390)	1,125

(1) Represents accounts written off during the year.

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

10b*	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10c*	The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10e*	2002 Employees’ Stock Purchase Plan filed with Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated by reference.

10f*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10g*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10h	Amendment dated as of March 1, 2004 to the Company’s Credit Agreement, filed with Form 10-Q for the quarter ended March 27, 2004, is hereby incorporated by reference.

10i	Amendment dated April 29, 2005 to the Company’s Credit Agreement filed with Form 10-K for the year ended June 25, 2005, incorporated by reference.

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

10k	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

11	Earnings per share (not considered necessary – no difference in basic and diluted per share amounts).

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firms, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2003 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

99.1
The audited financial statements of Tru-Stone for the years ended December 31, 2005 and December 31, 2004, and the unaudited financial statements for the quarters ended March 31, 2006 and March 31, 2005 filed with Form 8-K/A (Amendment I) dated July 13, 2006, is hereby incorporated by reference.

99.2
The unaudited pro forma combined balance sheet of the Company and Tru- Stone as of March 25, 2006 and the unaudited pro forma combined statement of operations of the Company and Tru-Stone for the year ended June 25, 2005 and the nine months ended March 25, 2006 filed with Form 8-K/A (Amendment I) dated July 13, 2006, is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY
(Registrant)

By	/S/ RANDALL J. HYLEK
Randall J. Hylek,
Treasurer and Chief Financial Officer

Date: September 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DOUGLAS A. STARRETT	ANTONY MCLAUGHLIN
Douglas A. Starrett, Sept. 17, 2007	Antony McLaughlin, Sept. 17, 2007
President and CEO and Director	President Starrett Industria e Comercio, Ltda, Brazil

RALPH G. LAWRENCE	TERRY A. PIPER
Ralph G. Lawrence, Sept. 17, 2007	Terry A. Piper, Sept. 17, 2007
Director	Director

RICHARD B. KENNEDY	ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sept. 17, 2007	Robert L. Montgomery, Jr., Sept. 17, 2007
Director	Director

ROBERT J. SIMKEVICH	STEPHEN F. WALSH
Robert J. Simkevich, Sept. 17, 2007	Stephen F. Walsh, Sept. 17, 2007
Corporate Controller	Senior Vice President Operations and Director