Form 10-Q
period 2007-11-07
STARRETT L S CO
filed 2007-11-08
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended	September 29, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from		to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS		04-1866480
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS		01331-1915
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES x NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐ Accelerated Filer x Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES x NO ☐

Common Shares outstanding as of	October 31, 2007

Class A Common Shares	5,641,381

Class B Common Shares	944,208

THE L. S. STARRETT COMPANY

CONTENTS
Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks ended September 29, 2007 and September 23, 2006 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen weeks ended September 29, 2007 and September 23, 2006 (unaudited)	4

Consolidated Balance Sheets – September 29, 2007 (unaudited) and June 30, 2007	5

Consolidated Statements of Stockholders' Equity - thirteen weeks ended September 29, 2007 and September 23, 2006 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other information:
Item 1A.Risk Factors	13
Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds	14

Item 6. Exhibits	14

SIGNATURES	15

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended
	9/29/07	9/23/06

Net sales	$59,550	$51,092
Cost of goods sold	(40,996)	(37,524)
Selling and general expense	(14,703)	(13,328)
Other income (expense)	(266)	55

Earnings before income taxes	3,585	295
Income tax expense	1,255	74

Net earnings	$2,330	$221

Basic and diluted earnings per share	$0.35	$0.03

Average outstanding shares used in per share calculations (in thousands):
Basic	6,596	6,671
Diluted	6,605	6,678

Dividends per share	$0.10	$0.10

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended
	9/29/07	9/23/06

Cash flows from operating activities:
Net earnings	$2,330	$221
Non-cash items included:
Gain from sale of real estate	-	(299)
Depreciation	2,374	2,508
Amortization	295	308
Deferred taxes	447	(174)
Unrealized transaction (gains) losses	202	(155)
Retirement benefits	(821)	(292)
Cumulative effect of adopting FIN 48	(312)	-
Working capital changes:
Receivables	(3,115)	(243)
Inventories	2,184	1,595
Other current assets	907	1,192
Other current liabilities	(73)	(1,264)
Prepaid pension cost and other	345	55
Net cash from operating activities	4,763	3,452

Cash flows from investing activities:
Additions to plant and equipment	(2,397)	(1,455)
Proceeds from sale of real estate	-	394
(Increase) decrease in investments	(760)	808
Purchase of Kinemetric	(2,060)	-
Net cash used in investing activities	(5,217)	(253)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,216	240
Short-term debt repayments	(2,144)	(1,868)
Proceeds from long-term borrowings	-	171
Long-term debt repayments	(115)	-
Common stock issued	111	108
Treasury shares purchased	(317)	(35)
Dividends	(660)	(669)
Net cash used in financing activities	(909)	(2,053)

Effect of exchange rate changes on cash	30	85

Net (decrease) increase in cash	(1,333)	1,231
Cash, beginning of period	7,708	3,976
Cash, end of period	$6,375	$5,207

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)
	Sept. 29 2007 (unaudited)	June 30 2007

ASSETS
Current assets:
Cash	$6,375	$7,708
Investments	15,373	14,503
Accounts receivable (less allowance for doubtful accounts of $1,291 and $1,623)	40,738	37,314
Inventories:
Raw materials and supplies	16,442	17,130
Goods in process and finished parts	16,201	17,442
Finished goods	22,805	22,744
	55,448	57,316
Current deferred income tax asset	3,708	3,866
Prepaid expenses, taxes and other current assets	3,992	4,920
Total current assets	125,634	125,627

Property, plant and equipment, at cost (less accumulated depreciation of $125,491 and $124,549)	61,456	61,536
Intangible assets (less accumulated amortization of $1,532 and $1,237)	4,482	4,063
Goodwill	6,253	5,260
Pension asset	37,114	36,656
Other assets	913	869
Long-term taxes receivable	1,799	-
Total assets	$237,651	$234,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$4,802	$4,737
Accounts payable and accrued expenses	16,776	16,674
Accrued salaries and wages	5,025	4,869
Total current liabilities	26,603	26,280

Long-term taxes payable	6,964	4,852
Deferred income taxes	5,338	5,125
Long-term debt	8,390	8,520
Postretirement benefit liability	10,930	11,241
Total liabilities	58,225	56,018

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,637,102 outstanding on 9/29/07, 5,632,017 outstanding on 6/30/07	5,637	5,632
Class B Common $1 par (10,000,000 shrs. authorized) 944,208 outstanding on 9/29/07, 962,758 outstanding on 6/30/07	944	963
Additional paid-in capital	49,101	49,282
Retained earnings reinvested and employed in the business	129,260	127,902
Accumulated other comprehensive loss	(5,516)	(5,786)
Total stockholders' equity	179,426	177,993
Total liabilities and stockholders’ equity	$237,651	$234,011

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended September 29, 2007 and September 23, 2006
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total

Balance June 24, 2006	$5,629	$1,040	$50,569	$123,913	$(15,909)	$165,242
Comprehensive income (loss):
Net earnings				221		221
Unrealized net gain (loss) oninvestments and swap agreement					(76)	(76)
Translation gain, net					2,605	2,605
Total comprehensive income						2,750
Dividends ($.10 per share)				(669)		(669)
Treasury shares:
Purchased	(3)		(32)			(35)
Issued	8		100			108
Issuance of stock under ESPP			16			16
Conversion	40	(40)

Balance September 23, 2006	$5,674	$1,000	$50,653	$123,465	$(13,380)	$167,412

Balance June 30, 2007	$5,632	$963	$49,282	$127,902	$(5,786)	$177,993
Comprehensive income (loss):
Net earnings				2,330		2,330
Unrealized net gain (loss) oninvestments and swap agreement					(45)	(45)
Translation gain, net					315	315
Total comprehensive income						2,600
Tax adjustment for FIN 48				(312)		(312)
Dividends ($.10 per share)				(660)		(660)
Treasury shares:
Purchased	(20)		(297)			(317)
Issued	6		105			111
Issuance of stock under ESPP			11			11
Conversion	19	(19)				-

Balance September 29, 2007	$5,637	$944	$49,101	$129,260	$(5,516)	$179,426

Cumulative Balance:
Translation loss					$(6,495)
Unrealized loss on investments					(104)
Amounts not recognized as a component of net periodic benefit cost					1,083
					$(5,516)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 29, 2007 and June 30, 2007; the results of operations and cash flows for the thirteen weeks ended September 29, 2007 and September 23, 2006; and changes in stockholders' equity for the thirteen weeks ended September 29, 2007 and September 23, 2006.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 2007, and these financial statements should be read in conjunction with the Annual Report on Form 10-K.

Included in investments at September 29, 2007 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under Statement of Financial Accounting Standards (SFAS 115), are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering for $2.1 million in cash plus $.4 million of liabilities assumed. The asset purchase was financed through existing cash and a draw on the Company’s existing line of credit. In connection with the asset purchase agreement, $.3 million of the purchase price was placed into escrow to support the indemnification obligations of Kinemetric Engineering and its shareholders. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices, and custom engineered systems for measurement and inspection. This business unit will also oversee the sales and support of the Company’s high quality line of Starrett Optical Projectors. The Company has completed the purchase price allocation based on the fair value of the assets and liabilities acquired. The total purchase price of $2.1million was allocated to current assets ($.6 million), fixed assets ($.2 million), intangibles ($.7 million) and goodwill ($1.0 million) and liabilities ($.4 million) (unaudited).

Accounts payable and accrued expenses at September 29, 2007 and June 30, 2007 consisted primarily of accounts payable ($5.5 million and $7.0 million), accrued benefits ($1.4 million and $1.3 million) and accrued taxes other than income taxes ($1.6 million and $1.0 million).

Other (expense) income is comprised of the following (in thousands):
	Thirteen Weeks Ended September
	2007	2006

Interest income	$311	$308
Interest expense and commitment fees	(255)	(450)
Realized and unrealized exchange gains (losses), net	(199)	(37)
Gain on sale of real estate	-	299
Other	(123)	(65)
Other (expense) income	$(266)	$55

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2008. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing FIN No. 48, the Company recognized a cumulative effect adjustment of $.3 million to decrease the July 1, 2007 retained earnings balance and increase long-term tax payable. Also in connection with this implementation the Company has reclassified $1.8 million of unrecognized tax benefits into a long-term taxes receivable representing the corollary effect of transfer pricing competent authority adjustments.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The Company’s domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2003. Currently, we do not have any income tax audits in progress in the numerous states, local and international jurisdictions in which we operate. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 1997-2006 still open for examination).

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of July 1, 2007. The amount did not change significantly during the three months ended September 29, 2007.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended September
	2007	2006

Service cost	$931	$765
Interest cost	2,965	1,701
Expected return on plan assets	(4,227)	(2,584)
Amort. of transition obligation	-	-
Amort. of prior service cost	198	109
Amort. of unrecognized (gain) loss	(2)	38
	$(135)	$29

Net periodic costs for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended September
	2007	2006

Service cost	$99	$102
Interest cost	180	177
Amort. of prior service cost	(226)	(214)
Amort. of unrecognized loss	22	12
	$75	$77

Approximately 54% of all inventories are valued on the LIFO method.  LIFO inventories were $17.0 million and $18.8 million at September 29, 2007 and June 30, 2007, respectively, such amounts being approximately $27.6 million and $28.4 million, respectively, less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):
	Sept. 29, 2007	June 30, 2007

Reducing revolver	$9,600	$9,600
Capitalized lease obligations payable in Brazilian currency due 2007-2011, 13.3%-23.1%	1,629	1,768
	11,229	11,368
Less current portion	2,839	2,848
	$8,390	$8,520

Current notes payable primarily in Brazilian currency carry interest at up to 23.1%. The average rate for the current quarter was approximately 15%.

SUBSEQUENT EVENT

The Company sold its Glendale, Arizona facility during October 2007 for proceeds of $2.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair measure for recognition or disclosure purposes under generally accepted accounting principles.   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. The Company is currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the potential impact of SFAS No. 159 on its financial position and results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
The Company had net income of $2.3 million, or $.35 per basic and diluted share, in the first quarter of fiscal 2008 (fiscal 2008 quarter) compared to a net income of $.2 million, or $.03 per basic and diluted share, in the first quarter of fiscal 2007 (fiscal 2007 quarter).  This represents an increase in net income of $2.1 million comprised of an increase in gross margin of $5.0 million offset by an increase of $1.4 million in selling, general and administrative costs, an increase in other expense of $.3 million and an increase in income tax expense of $1.2 million.  These items are discussed in more detail below.

Net Sales
Net sales for the fiscal 2008 quarter increased 16.6% compared to the fiscal 2007 quarter.  North American sales increased $.8 million or 2.4%, while foreign sales excluding North America increased $7.7 million or 39.9% (24.1% in local currency).  The increase in North American sales is attributed to a healthy U.S. industrial sector, increased penetration in Mexico and the acquisition of Kinemetric on July 17, 2007.

The increase in foreign sales is driven by strong sales in the Brazilian domestic market, the strengthening of the Brazilian Real and British Pound against the U.S. Dollar, and the general expansion worldwide into newer markets.

Earnings before income taxes
The current quarter's pretax earnings of $3.6 million represents an increase of pre-tax earnings of $3.3 million from last year’s pre-tax earnings of $.3 million.  Approximately $5.0 million is at the gross margin line.  The gross margin percentage increased from 26.6% in the prior year quarter to 31.2% in the current quarter.  The increase in gross margin is primarily a result of better overhead absorption at both domestic and foreign operations due to higher sales dollar volume (excluding the Evans division) ($1.9 million) and the acquisition of Kinemetrics.  In addition, cost reductions at the Evans Division contributed to this overall increase in gross margin.

Selling and general expense is up $1.4 million.  As a percentage of sales, selling and general expenses decreased from 26.1% in the prior quarter to 24.7% in the current quarter.  The increase in selling, general and administrative expense is primarily a result of higher commissions due to higher sales ($.3 million), increases in professional fees ($.1 million), increases in computer maintenance and support ($.1 million) and the acquisition of Kinemetric ($.3 million).

The first quarter of fiscal 2007 includes a one-time gain of $.3 million from the sale of the Alum Bank plant on September 21, 2006, which is the primary reason for the change in the other income (expense) line.

Income taxes
The effective income tax rate is 35% in the fiscal 2008 quarter versus 25% for the fiscal 2007 quarter.  Both rates reflect a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the anticipated effect of the Brazilian dividend to be paid in the second quarter of fiscal 2008 and the dividend paid in the third quarter of fiscal 2007.  The change in the effective rate percentage reflects the lesser impact of permanent book/tax differences and the Brazilian dividend on a larger income before tax in fiscal 2008.

No changes in valuation allowances relating to foreign NOL’s, foreign tax credit carryforwards and certain state NOL’s are anticipated for fiscal 2008 at this time.  The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted net income of $.35 per share in the fiscal 2008 quarter compared to basic and diluted net income per share of $.03 in the fiscal 2007 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended
	9/29/07	9/23/06

Cash provided by operations	$4,763	$3,452
Cash provided from (used in) investing activities	(5,217)	(253)
Cash used in financing activities	(909)	(2,053)

Cash provided by operations increased significantly in the current quarter compared to the same quarter a year ago.  This increase is primarily a result of improvement in net earnings and a reduction in inventories.

The Company’s investing activities during the current quarter consist of expenditures for plant and equipment, the investment of cash not immediately needed for operations and the acquisition of Kinemetric.

Cash flows related to financing activities are primarily the payment of dividends and repayment of debt.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to return to consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further work force and dividend reductions (see Reorganization Plans below).  In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of September 29, 2007, $1.0 million was being utilized in the form of standby letters of credit for insurance purposes.  Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral.  The Company has a working capital ratio of 4.7 to one as of September 29, 2007 and 4.8 to one as of June 30, 2007.

REORGANIZATION PLANS

The continued migration of manufacturing to low cost countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company has been rethinking almost all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company sold its Alum Bank, Pennsylvania level manufacturing plant and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina has been transferred to the Dominican Republic at an adjacent site. The Company plans to vacate and sell its Evans Rule facility in North Charleston, South Carolina during fiscal 2008. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, Arizona facility, which was sold during October 2007 for proceeds of $2.4 million. Also during fiscal 2006, the Company began a lean manufacturing initiative in its Athol, Massachusetts facility, which is expected to reduce costs over time. This initiative continued through all of fiscal 2007 and has continued into fiscal 2008.

The Tru-Stone acquisition in April 2006 represents a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business have improved as the Company’s existing Granite Surface Plate facility was consolidated into Tru-Stone, where average gross margins have been higher. Along the same lines, the Kinemetric Engineering acquisition in July 2007 represents another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’sexisting optical projection line, will provide a very comprehensive product offering.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; and normal expense accruals for such things as workers’ compensation and employee medical expenses.

Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results may differ from those estimates, and such differences may be material to the Company’s Consolidated Financial Statements.  The following sections describe the Company’s critical accounting policies.

Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms.  Sales are net of provision for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.

The allowance for doubtful accounts and sales returns of $1.7 million and $2.1 million as of September 29, 2007 and June 30, 2007, respectively, is based on the Company’s assessment of the collectibility of specific customer accounts, the aging of the Company’s accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than the Company’s previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company, the Company could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for the Company’s products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, the Company may be required to increase the inventory reserve and, as a result, gross profit margin could be adversely affected.

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

Accounting for income taxes requires estimates of future tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, the Company provides a valuation allowance related to the asset. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on the Company’s financial position or results of operations.

Pension and postretirement medical costs and obligations are dependent on assumptions used by the Company’s actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employment turnover rates, retirement rates, mortality rates and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from our assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect the Company’s pension and other postretirement benefit costs and obligations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 29, 2007, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2007 Annual Report on Form 10-K. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $4 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $19.9 million and debt of $10.8 million at September 29, 2007) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $1.8 million by $16,000.

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 29, 2007, and they have concluded that the Company’s disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1A.   Risk Factors

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

Risks Related to Foreign Operations: Approximately 45% of the Company’s sales and 40% of net assets relate to foreign operations.  Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls.  In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation and economy.  As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Customer Concentration: Sales to the Company’s top two customers accounted for approximately 8% of revenues in fiscal 2007.  Sears sales and unit volume has decreased significantly during fiscal 2007. This situation is problematic and if the Sears brand (i.e., Craftsman) the Company supports are no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2007, the cost of steel rose approximately 7%. Because of competitive pressures, the Company generally has not been able to pass on these increases to its customers, resulting in reduction to the gross margins. The cost of producing the Company's products is also sensitive to the price of energy. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Although the Company's domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share. There would also be a similar risk for the Company’s UK plan, which was underfunded during fiscal 2006 and 2007.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Summary of Stock Repurchases
A summary of the Company's repurchases of shares of its common stock for the 13 weeks ended September 29, 2007 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
6/30/2007 - 8/3/2007	none	-	-	none
8/4/2007 - 8/31/2007	none	-	-	none
9/1/2007 - 9/29/2007	20,000	$15.85	-	none

Item 6.                      Exhibits

31a	Certification of Chief Executive Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f), filed herewith.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	November 8, 2007	R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	November 8, 2007	R. J. Simkevich
R. J. Simkevich (Corporate Controller)