Form 10-Q
period 2008-02-06
STARRETT L S CO
filed 2008-02-07
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 29, 2007

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS		04-1866480
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS		01331-1915
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES x NO o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check One):

Large Accelerated Filer o Accelerated Filer x Non-Accelerated Filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES o NO x

Common Shares outstanding as of	January 31, 2008

Class A Common Shares	5,679,303

Class B Common Shares	920,345

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks and twenty-six weeks ended December 29, 2007 and December 23, 2006 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen weeks and twenty-six weeks ended December 29, 2007 and December 23, 2006 (unaudited)	4

Consolidated Balance Sheets – December 29, 2007 (unaudited) and June 30, 2007	5

Consolidated Statements of Stockholders' Equity - twenty-six weeks ended December 29, 2007 and December 23, 2006 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations	9-13

Item 3. Quantitative and Qualitative Disclosures AboutMarket Risk	13

Item 4. Controls and Procedures	14

Part II. Other information:

Item 1A. Risk Factors	14-15

Item 2. Unregistered Sales of Equity Securities and Use ofProceeds	16

Item 3,5. Not Applicable	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	16

SIGNATURES	16

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/29/07	12/23/06	12/29/07	12/23/06

Net sales	$62,436	$57,110	$121,986	$108,202
Cost of goods sold	(42,892)	(40,805)	(83,888)	(78,329)
Selling and general expense	(15,766)	(13,973)	(30,469)	(27,301)
Other income (expense)	2,162	(537)	1,896	(482)

Earnings before income taxes	5,940	1,795	9,525	2,090
Income tax expense	2,517	553	3,772	627

Net earnings	$3,423	$1,242	$5,753	$1,463

Basic and diluted earnings per share	$.52	$.19	$.87	$.22

Average outstanding shares used in per share calculations (in thousands):
Basic	6,587	6,680	6,591	6,675
Diluted	6,596	6,686	6,601	6,682

Dividends per share	$.20	$.10	$.30	$.20

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/29/07	12/23/06	12/29/07	12/23/06

Cash flows from operating activities:
Net earnings	$3,423	$1,242	$5,753	$1,463
Non-cash items included:
Gain from sale of real estate	(1,703)	-	(1,703)	(299)
Depreciation	2,465	2,823	4,839	5,331
Impaired assets	95	-	95	-
Amortization	321	265	616	573
Long-term deferred taxes	660	98	1,107	(76)
Unrealized transaction (gains) losses	(758)	12	(556)	(143)
Retirement benefits	(922)	(472)	(1,743)	(764)
Working capital changes:
Receivables	2,384	(3,177)	(730)	(3,420)
Inventories	2,628	833	4,812	2,428
Other current assets	(239)	(555)	668	637
Other current liabilities	1,117	(429)	731	(1,693)
Prepaid pension cost and other	303	(85)	648	(30)

Net cash from operating activities	9,774	555	14,537	4,007

Cash flows from investing activities:
Additions to plant and equipment	(1,701)	(1,067)	(4,098)	(2,522)
Proceeds from sale of real estate	2,416	-	2,416	394
(Increase) decrease in investments	(9,090)	284	(9,850)	1,092
Purchase of Kinemetric	-	-	(2,060)	-

Net cash used in investing activities	(8,375)	(783)	(13,592)	(1,036)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,265	1,088	4,481	1,328
Short-term debt repayments	(1,567)	(669)	(3,711)	(2,537)
Proceeds from long-term debt borrowings	-	250	-	421
Long-term debt repayments	(109)	-	(224)	-
Common stock issued	157	146	268	254
Treasury shares purchased	-	-	(317)	(35)
Dividends	(1,318)	(668)	(1,978)	(1,337)

Net cash provided by (used in) financing activities	(572)	147	(1,481)	(1,906)

Effect of exchange rate changes on cash	136	92	166	177

Net increase (decrease) in cash	963	11	(370)	1,242
Cash, beginning of period	6,375	5,207	7,708	3,976
Cash, end of period	$7,338	$5,218	$7,338	$5,218

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	Dec. 29 2007 (unaudited)	June 30 2007

ASSETS
Current assets:
Cash	$7,338	$7,708
Investments	24,846	14,503
Accounts receivable (less allowance for doubtful accounts of $954 and $1,623)	40,065	37,314
Inventories:
Raw materials and supplies	13,563	17,130
Goods in process and finished parts	16,428	17,442
Finished goods	24,579	22,744
	54,570	57,316
Current deferred income tax asset	3,862	3,866
Prepaid expenses, taxes and other current assets	4,450	4,920
Total current assets	135,131	125,627

Property, plant and equipment, at cost (less accumulated depreciation of $127,353 and $124,549)	59,516	58,883
Property held for sale	1,940	2,653
Intangible assets (less accumulated amortization of $1,853 and $1,237)	4,388	4,063
Goodwill	6,025	5,260
Pension asset	37,864	36,656
Other assets	778	869
Long-term taxes receivable	1,799	-
Total assets	$247,441	$234,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$5,533	$4,737
Accounts payable and accrued expenses	18,552	16,674
Accrued salaries and wages	5,461	4,869
Total current liabilities	29,546	26,280

Long-term taxes payable	6,964	4,852
Deferred income taxes	6,106	5,125
Long-term debt	8,388	8,520
Postretirement benefit liability	10,800	11,241
Total liabilities	61,804	56,018

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,666,439 outstanding on 12/29/07, 5,632,017 outstanding on 6/30/07	5,666	5,632
Class B Common $1 par (10,000,000 shrs. authorized) 924,317 outstanding on 12/29/07, 962,758 outstanding on 6/30/07	924	963
Additional paid-in capital	49,261	49,282
Retained earnings reinvested and employed in the business	131,365	127,902
Accumulated other comprehensive loss	(1,579)	(5,786)
Total stockholders' equity	185,637	177,993
Total liabilities and stockholders’ equity	$247,441	$234,011
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Twenty-six Weeks Ended December 29, 2007 and December 23, 2006
(in thousands of dollars except per share data)
(unaudited)
	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total
Balance June 24, 2006	$5,629	$1,040	$50,569	$123,913	$(15,909)	$165,242
Comprehensive income (loss):
Net earnings				1,463		1,463
Unrealized net loss on investments and swap agreement					(55)	(55)
Translation gain, net					3,073	3,073
Total comprehensive income						4,481
Dividends ($.20 per share)				(1,337)		(1,337)
Treasury shares:
Purchased	(3)		(32)			(35)
Issued	14		173			187
Issuance of stock under ESPP		5	93			98
Conversion	50	(50)

Balance December 23, 2006	$5,690	$995	$50,803	$124,039	$(12,891)	$168,636

Balance June 30, 2007	$5,632	$963	$49,282	$127,902	$(5,786)	$177,993
Comprehensive income (loss):
Net earnings				5,753		5,753
Unrealized net loss on investments and swap agreement					(36)	(36)
Translation gain, net					4,243	4,243
Total comprehensive income						9,960
Tax adjustment for FIN 48				(312)		(312)
Dividends ($.30 per share)				(1,978)		(1,978)
Treasury shares:
Purchased	(20)		(297)			(317)
Issued	10		177			187
Issuance of stock under ESPP		5	99			104
Conversion	44	(44)				-

Balance December 29, 2007	$5,666	$924	$49,261	$131,365	$(1,579)	$185,637

Cumulative Balance:
Translation loss					(2,568)
Unrealized net loss on investments and swap agreement					(96)
Amounts not recognized as a component of net periodic benefit cost					1,085
					$(1,579)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 29, 2007 and June 30, 2007; the results of operations and cash flows for the thirteen and twenty-six weeks ended December 29, 2007 and December 23, 2006; and changes in stockholders' equity for the twenty-six weeks ended December 29, 2007 and December 23, 2006.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the year ended June 30, 2007, and these financial statements should be read in conjunction with said Annual Report on Form 10-K. Note that significant foreign locations are reported on a one month lag.

Included in investments at December 29, 2007 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Cash and investments held in foreign locations amounted to $21.6 million and $14.6 million at December 29, 2007 and June 30, 2007, respectively.

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering for $2.0 million in cash plus $.3 million of liabilities assumed. The asset purchase was financed through existing cash and a draw on the Company’s existing line of credit. In connection with the asset purchase agreement, $.3 million of the purchase price was placed into escrow to support the indemnification obligations of Kinemetric Engineering and its shareholders. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices, and custom engineered systems for measurement and inspection. This business unit will also oversee the sales and support of the Company’s high quality line of Starrett Optical Projectors. The Company has completed the final purchase price allocation based on the fair value of the assets and liabilities acquired. The total purchase price of $2.3 million was allocated to current assets ($.6 million), fixed assets ($.2 million), intangibles ($.9 million) and goodwill ($.6 million) (unaudited).

Accounts payable and accrued expenses at December 29, 2007 and June 30, 2007 consisted of accounts payable ($6.8 million and $7.0 million), accrued benefits ($1.3 million and $1.3 million), accrued taxes other than income ($1.8 million and $1.0 million), and other accrued expenses ($8.7 million and $6.2 million).

Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2007	2006	2007	2006

Interest income	$423	$274	$734	$582
Interest expense and commitment fees	(198)	(420)	(453)	(870)
Realized and unrealized exchange losses	278	(47)	79	(84)
Gains on sale of real estate	1,703	-	1,703	299
Other	(44)	(344)	(167)	(409)
	$2,162	$(537)	$1,896	$(482)

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

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of July 1, 2007. The amount did not change significantly during the six months ended December 29, 2007.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2007	2006	2007	2006

Service cost	$555	$597	$1,199	$1,363
Interest cost	1,658	1,680	3,503	3,382
Expected return on plan assets	(2,959)	(2,580)	(5,909)	(5,165)
Amort. of prior service cost	112	109	224	218
Amort. of unrecognized (gain) loss	(2)	36	(4)	74
	$(636)	$(158)	$(987)	$(128)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2007	2006	2007	2006

Service cost	$97	$88	$197	$190
Interest cost	191	187	371	364
Amort. of prior service cost	(226)	(233)	(453)	(447)
Amort. of unrecognized loss	35	39	57	51
	$97	$81	$172	$158

Approximately 53% of all inventories are valued on the LIFO method.  LIFO inventories were $16.3 million and $18.8 million, respectively, at December 29, 2007 and June 30, 2007, such amounts being approximately $27.2 and $28.4 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):
	December 29, 2007	June 30, 2007

Reducing revolver	$9,600	$9,600
Capitalized lease obligations payable in Brazilian currency due 2007-2011, 13.3%-23.1%	1,677	1,768
	11,277	11,368
Less current portion	2,889	2,848
	$8,388	$8,520

Current notes payable, primarily in Brazilian currency, carry interest at up to 23.1%.  The average rate for the current quarter is approximately 15%.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 29, 2007 AND DECEMBER 23, 2006

Overview
The Company had net income of $3.4 million, or $.52 per basic and diluted share, in the second quarter of fiscal 2008 (fiscal 2008 quarter) compared to a net income of $1.2 million, or $.19 per basic and diluted share, in the second quarter of fiscal 2007 (fiscal 2007 quarter).  This represents an increase in net income of $2.2 million comprised of an increase in gross margin of $3.2 million and other income of $2.7 million offset by an increase of $1.8 million in selling, general and administrative costs, and an increase in income tax expense of $1.9 million.  These items are discussed in more detail below.

Net Sales
Net sales for the fiscal 2008 quarter were $62.4 million, an increase of 9.3% compared to the fiscal 2007 quarter.  North American sales decreased $.9 million or 2.6%, while international sales excluding North America increased $6.2 million or 27.3% (11.7% in local currency).  The decrease in North American sales is related to softening in U.S. demand and lower Evans sales to Sears, offset by increased sales in Canada, increased penetration in Mexico and the acquisition of Kinemetric on July 17, 2007.

The increase in international sales is driven by strong sales in the Brazilian domestic market, the strengthening of the Brazilian Real and British Pound against the U.S. Dollar, and penetration worldwide into newer markets.

Earnings before income taxes
The current quarter's pretax earnings of $5.9 million represents an increase of pre-tax earnings of $4.1 million from last year’s pre-tax earnings of $1.8 million.  Approximately $3.2 million is at the gross margin line.  The gross margin percentage increased from 28.6% in the prior year quarter to 31.3% in the current quarter.  The increase in gross margin is primarily a result of sales increases quarter over quarter, better overhead absorption ($.7 million) at both domestic and international operations due to this higher sales dollar volume (excluding the Evans division) and the acquisition of Kinemetrics.  In addition, cost reductions at the Evans Division contributed to this overall increase in gross margin.

Selling and general expense is up $1.8 million.  As a percentage of sales, selling and general expenses increased from 24.5% in the prior quarter to 25.2% in the current quarter.  The increase in selling and general expense is primarily a result of accruals for incentives for the current quarter ($.4 million), higher commissions due to higher sales ($.2 million), increases in professional fees ($.3 million), increases in computer maintenance and support ($.1 million) and the acquisition of Kinemetric ($.4 million).

The fiscal 2008 quarter includes in other income a one-time gain of $1.7 million from the sale of its Glendale, Arizona facility on October 19, 2007 for proceeds of $2.4 million.

Income Taxes
The effective income tax rate is 42.4% in the fiscal 2008 quarter versus 30.8% for the fiscal 2007 quarter.  Both rates reflect a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the effect of the deduction allowable for the Brazilian dividend paid in the second quarter of fiscal 2008 and the dividend paid in the third quarter of fiscal 2007.  The change in the effective rate percentage primarily reflects additional reserves for transfer pricing issues provided in the fiscal 2008 quarter.

No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s are anticipated for fiscal 2008 at this time.  The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted net income of $.52 per share in the fiscal 2008 quarter compared to an basic and diluted net income per share of $.19 in the fiscal 2007 quarter, an increase of $.33 per share.  Included in the $.52 per share for the fiscal 2008 quarter is $.15 per share related to the sale of the Glendale facility.

SIX MONTH PERIODS ENDED DECEMBER 29, 2007 AND DECEMBER 23, 2006

Net Sales
Sales for the first six months of fiscal 2008 were $122.0 million, up $13.8 million, or 12.7%, compared to the first six months of fiscal 2007. Domestic sales are flat, while international sales are up 32.0% (17.5% increase in local currency). North American sales reflect flat U.S. demand and lower Evans sales to Sears, offset by increased sales in Canada, increased penetration in Mexico, and the acquisition of Kinemetrics.

The increase in international sales is driven by strong sales in the Brazilian domestic markets, the strengthening of the Brazilian Real and British Pound against the U.S. dollar and continued expansion in global markets, including Eastern Europe, the Middle East and China.

Earnings before income taxes
The pretax earnings for the first six months of fiscal 2008 was $9.5 million compared to a $2.1 million pretax earnings for the first six months of fiscal 2007.

This represents an increase of pre-tax earnings of $7.4 million. Approximately $8.2 million of this increase is at the gross margin line. The gross margin percentage increased from 27.6% in the prior year to 31.2% in the current six month period. The increase in gross margin reflects higher sales from period to period, increases of fixed overhead absorption ($2.6 million, excluding the Evans Division) at domestic and international manufacturing locations as a result of better capacity utilization, and the reduction of cost of sales at the Evans Division.

Offsetting this increase in gross margin is an increase of $3.1 million in selling and general expense from the first six months of fiscal 2007 to the first six months of fiscal 2008.  The increase in selling and general expense is primarily a result of accruals for incentives for the first six months of fiscal 2008 ($.7 million), higher commissions due to higher sales ($.4 million), increases in professional fees ($.4 million), increases in computer maintenance and support ($.2 million) and the acquisition of Kinemetrics ($.8 million).  Finally, a one-time gain of $1.7 million from the sale of its Glendale, Arizona facility is included in other income, thereby contributing to the increase in earnings before income tax during the first six months of fiscal 2008.

Income Taxes
The effective income tax rate is a 39.6% provision for the first six months of fiscal 2008 versus a 30.0% tax rate for the first six months of fiscal 2007.  Both rates reflect a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the deduction allowable for the Brazilian dividend paid in December 2007 and in December 2006.  The change in the effective rate percentage primarily reflects additional reserves for transfer pricing issues provided during the first six months of fiscal 2008.  No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credit carryforwards and certain state NOL’s are anticipated for fiscal 2008 at this time.

The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward of approximately $6 million reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted earnings per share for the first six months of fiscal 2008 of $.87 per share compared to an earnings per share of $.22 in the first six months of fiscal 2007, an increase of $.65 per share.  Included in the $.87 per share for the first six months of fiscal 2008 is $.15 per share related to the sale of the Glendale facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended		26 Weeks Ended
	12/29/07	12/23/06	12/29/07	12/23/06

Cash provided by (used in) operations	9,774	555	14,537	4,007
Cash (used in) provided from investing activities	(8,375)	(783)	(13,592)	(1,036)
Cash provided from (used in) financing activities	(572)	147	(1,481)	(1,906)

Cash provided by operations in the current quarter increased compared to the same quarter a year ago.  This increase is primarily a result of a decrease in receivables in the current year quarter and the significant increase in net earnings.

Cash provided by operations increased significantly in the current six month period compared to the same six month period a year ago.  This increase is primarily a result of the improvement in net earnings and a reduction in inventories in the current six month period and an increase in receivables in the prior six month period.

The Company’s investing activities for the current quarter and six month period consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations.  Expenditures for plant and equipment were relatively consistent when comparing the current quarter to the same period a year ago.  Such expenditures for the six month period were up compared to the same period a year ago.  The proceeds from the sale of the Glendale distribution facility is included in the current quarter and current six month periods.  The sale of the Alum Bank plant is included in the prior six month period.  The purchase of Kinemetrics was completed in the first quarter of fiscal 2008 and is included in the current six month period.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and further work force and dividend reductions (see Reorganization Plans below).  In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of December 29, 2007, $1.0 million is being utilized in the form of standby letters of credit for insurance purposes.  Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 4.6 to one as of December 29, 2007 and 4.8 to one as of June 30, 2007.

REORGANIZATION PLANS

The continued migration of manufacturing to low cost countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company continues to evaluate all aspects of its business and is formulating plans to lower wage costs, consolidate operations, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company sold its Alum Bank, Pennsylvania level manufacturing plant in September 2006 and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina has been transferred to the Dominican Republic at an adjacent site. The Company expects to sell its Evans Rule facility in Charleston, South Carolina during fiscal 2008. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, Arizona facility, which was sold during October 2007 for proceeds of $2.4 million. Also during fiscal 2006, the Company began a lean manufacturing initiative on a global basis, which is expected to reduce costs over time. This initiative continued through all of fiscal 2007 and has continued into fiscal 2008.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company's Consolidated Financial Statements included in the Form 10-K for the year ended June 30, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which occurs either upon shipment or upon delivery based upon contractual terms.  Sales are net of provision for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.

The allowance for doubtful accounts and sales returns of $1.3 million and $2.1 million as of December 29, 2007 and June 30, 2007, respectively, is based on the Company’s assessment of the collectibility of specific customer accounts, the aging of the Company’s accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than the Company’s previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company, the Company could be adversely affected.

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

The Company assesses the fair value of its goodwill, generally based upon a discounted cash flow methodology as of fiscal year end.  The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates.  If the carrying amount of the goodwill is greater than the fair value, goodwill impairment may be present.  An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 29, 2007, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2007 Annual Report on Form 10-K. The Company does engage in limited hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $13.6 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $30.1 million and debt of $10.8 million at December 29, 2007) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $1.8 million by $15,000.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 29, 2007, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the second quarter of fiscal 2008, the Company outsourced its salary and hourly payroll function. Management believes that effective controls and procedures have been put into place as it relates to this change. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to Industrial Manufacturing Sector: The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company does not have a substantial market presence. Accordingly, economic weakness in the industrial manufacturing sector as well as the shift of manufacturing to low cost counties where the Company does not have a substantial market presence may, and in some cases has, resulted in decreased demand for certain of the Company’s products, which adversely affects sales and performance.  Economic weakness in the consumer market could adversely impact the Company’s performance as well. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration:  Sales to the Company’s top two customers account for approximately 10% of revenues in fiscal 2008. Sears sales and unit volume have decreased significantly during fiscal 2007 and the first and second quarters of fiscal 2008. This situation is problematic and if the Sears Craftsman brand we support is no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have placed, and may continue to place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for prescription benefits and retains risk in the form of deductibles and sublimits for most coverages noted above. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.

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

Risks Related to Stock Market Performance: Although the Company's domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share. There would be a similar risk to the Company’s UK plan, which was underfunded during fiscal 2006 and 2007.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended December 29, 2007 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
9/29/07-11/3/07	none			none
11/4/07-12/1/07	none			none
12/2/07-12/29/07	none			none

Items 3, 5.                  Not Applicable

Items 4.                      Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on October 10, 2007.
 (c)   1.      The following directors were elected at the annual meeting:

	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Class A shares voting as separate class:
Richard B. Kennedy	5,089,713	384,135	N/A
Class A and B shares voting together:
Terry A. Piper	12,063,471	997,867	N/A

2.
As more fully described in the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for said meeting, it was voted to adopt the Company’s 2007 Employees’ Stock Purchase Plan.  There were 10,781,894 votes in favor, 525,119 against, and 619,283 abstentions.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	February 7, 2008	S/R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	February 7, 2008	S/R. J. Simkevich
R.J. Simkevich (Corporate Controller)