Form 10-Q
period 2008-05-07
STARRETT L S CO
filed 2008-05-08
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended	March 29, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

o	For the transition period from		to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS			04-1866480
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS			01331-1915
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		978-249-3551

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

YES x NO o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check One):

Large Accelerated Filer o Accelerated Filer x Non-Accelerated Filer o Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES o NO x

	Common Shares outstanding as of	April 30, 2008

	Class A Common Shares	5,687,206

	Class B Common Shares	916,606

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks and thirty-nine weeks ended March 29, 2008 and March 24, 2007 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen and thirty-nine weeks ended March 29, 2008 and March 24, 2007 (unaudited)	4

Consolidated Balance Sheets – March 29, 2008 (unaudited) and June 30, 2007	5

Consolidated Statements of Stockholders' Equity - thirty-nine weeks ended March 29, 2008 and March 24, 2007 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. Other information:

Item 1A. Risk Factors	14-16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3, 4, 5 Not Applicable	16

Item 6. Exhibits	16

SIGNATURES	16

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/29/08	3/24/07	3/29/08	3/24/07

Net sales	$60,101	$54,448	$182,087	$162,650
Cost of goods sold	(41,041)	(38,329)	(124,929)	(116,658)
Selling and general expense	(15,237)	(13,782)	(45,706)	(41,083)
Other income (expense)	1,155	(460)	3,051	(942)

Earnings before income taxes	4,978	1,877	14,503	3,967
Income tax expense	2,116	563	5,888	1,190

Net earnings	$2,862	$1,314	$8,615	$2,777

Basic and diluted earnings per share	$0.43	$0.20	$1.30	$0.42

Average outstanding shares used in per share calculations (in thousands):
Basic	6,598	6,680	6,594	6,677
Diluted	6,606	6,690	6,602	6,685

Dividends per share	$0.10	$0.10	$0.40	$0.30

See Notes to Consolidated Financial Statements
THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/29/08	3/24/07	3/29/08	3/24/07

Cash flows from operating activities:
Net earnings	$2,862	$1,314	$8,615	$2,777
Non-cash items included:
Gain from sale of real estate	-	-	(1,703)	(299)
Depreciation	2,460	2,001	7,299	7,332
Impaired Assets	-	-	95
Amortization	312	265	928	838
Long-term deferred taxes	1,290	784	2,397	708
Unrealized transaction (gains) losses	(399)	(59)	(955)	(202)
Retirement benefits	(775)	(380)	(2,518)	(1,144)
Working capital changes:
Receivables	184	2,704	(546)	(716)
Inventories	(1,055)	693	3,757	3,121
Other current assets	238	(407)	906	230
Other current liabilities	(1,415)	(1,886)	(684)	(3,579)
Prepaid pension cost and other	(250)	311	398	281

Net cash from operating activities	3,452	5,340	17,989	9,347

Cash flows from investing activities:
Additions to plant and equipment	(2,718)	(834)	(6,816)	(3,356)
Proceeds from sale of real estate	-	-	2,416	394
(Increase) decrease in investments	1,045	(1,677)	(8,805)	(585)
Purchase of Kinemetrics	-	-	(2,060)	-

Net cash used in investing activities	(1,673)	(2,511)	(15,265)	(3,547)

Cash flows from financing activities:
Proceeds from short-term borrowings	475	2,115	4,956	3,443
Short-term debt repayments	(1,507)	(1,048)	(5,218)	(3,585)
Proceeds from long-term debt borrowings	-	157	-	578
Long-term debt repayments	(160)	-	(384)	-
Common stock issued	155	77	423	331
Treasury shares purchased	-	(484)	(317)	(519)
Dividends	(660)	(666)	(2,638)	(2,003)

Net cash provided from (used in) financing activities	(1,697)	151	(3,178)	(1,755)

Effect of exchange rate changes on cash	10	(21)	176	156

Net increase (decrease) in cash	92	2,959	(278)	4,201
Cash, beginning of period	7,338	5,218	7,708	3,976
Cash, end of period	$7,430	$8,177	$7,430	$8,177

See Notes to Consolidated Financial Statements
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	March 29 2008 (unaudited)	June 30 2007

ASSETS
Current assets:
Cash	$7,430	$7,708
Investments	23,632	14,503
Accounts receivable (less allowance for doubtful accounts of $1,030 and $1,623)	40,518	37,314
Inventories:
Raw materials and supplies	14,016	17,130
Goods in process and finished parts	16,810	17,442
Finished goods	25,712	22,744
	56,538	57,316
Current deferred income tax asset	4,013	3,866
Prepaid expenses, taxes and other current assets	4,362	4,920
Total current assets	136,493	125,627

Property, plant and equipment, at cost (less accumulated depreciation of $129,816 and $124,549)	60,587	58,883
Property held for sale	1,940	2,653
Intangible assets (less accumulated amortization of $2,165 and $1,237)	4,076	4,063
Goodwill	6,032	5,260
Pension asset	38,474	36,656
Other assets	1,052	869
Long-term taxes receivable	1,799	-
Total assets	$250,453	$234,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$4,615	$4,737
Accounts payable and accrued expenses	18,051	16,674
Accrued salaries and wages	5,253	4,869
Total current liabilities	27,919	26,280

Long-term taxes payable	7,489	4,852
Deferred income taxes	6,961	5,125
Long-term debt	8,327	8,520
Postretirement benefit liability	10,669	11,241
Total liabilities	61,365	56,018

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,683,242 outstanding on 3/29/08, 5,632,017 outstanding on 6/30/07	5,683	5,632
Class B Common $1 par (10,000,000 shrs. authorized) 916,606 outstanding on 3/29/08, 962,758 outstanding on 6/30/07	917	963
Additional paid-in capital	49,417	49,282
Retained earnings reinvested and employed in the business	133,566	127,902
Accumulated other comprehensive loss	(495)	(5,786)
Total stockholders' equity	189,088	177,993
Total liabilities and stockholders’ equity	$250,453	$234,011
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirty-nine Weeks Ended March 29, 2008 and March 24, 2007
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total
Balance June 24, 2006	$5,629	$1,040	$50,569	$123,913	$(15,909)	$165,242
Comprehensive income (loss):
Net earnings				2,777		2,777
Unrealized net loss on investments andswap agreement					(52)	(52)
Translation gain, net					3,721	3,721
Total comprehensive income						6,446
Dividends ($.30 per share)				(2,003)		(2,003)
Treasury shares:
Purchased	(29)		(490)			(519)
Issued	18		246			264
Issuance of stock under ESPP		5	108			113
Conversion	63	(63)

Balance March 24, 2007	$5,681	$982	$50,433	$124,687	$(12,240)	$169,543

Balance June 30, 2007	$5,632	$963	$49,282	$127,902	$(5,786)	$177,993
Comprehensive income (loss):
Net earnings				8,615		8,615
Unrealized net loss on investments andswap agreement					(85)	(85)
Translation gain, net					5,376	5,376
Total comprehensive income						13,906
Tax adjustment for FIN 48				(313)		(313)
Dividends ($.40 per share)				(2,638)		(2,638)
Treasury shares:
Purchased	(20)		(297)			(317)
Issued	20		322			342
Issuance of stock under ESPP		5	110			115
Conversion	51	(51)				-

Balance March 29, 2008	$5,683	$917	$49,417	$133,566	$(495)	$189,088

Cumulative Balance:
Translation loss					(1,434)
Unrealized net loss on investments and swap agreements					(144)
Amounts not recognized as a component of net periodic benefit cost					1,083
					$(495)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2008 and June 30, 2007; the results of operations and cash flows for the thirteen and thirty-nine weeks ended March 29, 2008 and March 24, 2007; and changes in stockholders' equity for the thirty-nine weeks ended March 29, 2008 and March 24, 2007.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 2007, and these financial statements should be read in conjunction with said annual report.  Note that significant foreign locations are reported on a one month lag.

Included in investments at March 29, 2008 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.  Cash and investments held in foreign locations amounted to $20.0 million and $14.6 million at March 29, 2008 and June 30, 2007, respectively.

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering for $2.1 million in cash plus $.4 million of liabilities assumed. The asset purchase was financed through existing cash and a draw on the Company’s existing line of credit. In connection with the asset purchase agreement, $.3 million of the purchase price was placed into escrow to support the indemnification obligations of Kinemetric Engineering and its shareholders. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices, and custom engineered systems for measurement and inspection. This business unit will also oversee the sales and support of the Company’s high quality line of Starrett Optical Projectors. The Company has completed the final purchase price allocation based on the fair value of the assets and liabilities acquired. The total purchase price of $2.5 million was allocated to current assets ($.6 million), fixed assets ($.2 million), intangibles ($.9 million) and goodwill ($.8 million) (unaudited).

Accounts payable and accrued expenses at March 29, 2008 and June 30, 2007 consist primarily of accounts payable ($6.4 million and $7.0 million), accrued benefits ($1.0 million and $1.3 million), accrued taxes other than income ($1.8 million and $1.0 million), and other accrued expenses ($8.9 million and $6.2 million).

Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2008	2007	2008	2007

Interest income	$356	$331	$1,090	$913
Interest expense and commitment fees	(108)	(528)	(561)	(1,398)
Realized and unrealized exchange gains (losses)	708	(204)	787	(288)
Gains on sale of real estate	-	-	1,703	299
Other	199	(59)	32	(468)
	$1,155	$(460)	$3,051	$(942)

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

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of July 1, 2007. The amount did not change significantly during the nine months ended March 29, 2008.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2008	2007	2008	2007

Service cost	$597	$597	$1,796	$1,960
Interest cost	1,742	1,680	5,245	5,062
Expected return on plan assets	(2,944)	(2,580)	(8,853)	(7,745)
Amort. of prior service cost	111	109	335	326
Amort. of unrecognized (gain) loss	(1)	36	(5)	111
	$(495)	$(158)	$(1,482)	$(286)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2008	2007	2008	2007

Service cost	$98	$88	$294	$278
Interest cost	186	187	557	551
Amort. of prior service cost	(226)	(233)	(679)	(680)
Amort. of unrecognized loss	28	39	85	89
	$86	$81	$257	$238

Approximately 53% of all inventories are valued on the LIFO method.  At March 29, 2008 and June 30, 2007, total inventories were approximately $27.7 and $28.4 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):
	March 29, 2008	June 30, 2007

Reducing revolver	$9,600	$9,600
Capitalized lease obligations payable in Brazilian currency due 2007-2011, 13.3%-23.1%	1,649	1,768
	11,249	11,368
Less current portion	2,922	2,848
	$8,327	$8,520

Current notes payable, primarily in Brazilian currency, carry interest at up to 23.1%.  The average rate for the current quarter was approximately 12.3%.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 will be effective for the Company in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS No. 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is currently evaluating the potential impact of SFAS No. 157 on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 141(R) for fiscal 2010. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 29, 2008 AND MARCH 24, 2007

Overview
The Company enjoyed strong financial results in the third quarter of fiscal 2008.  Sales increased approximately 10% and after tax earnings more than doubled.  Net income was $2.9 million, or $.43 per basic and diluted share, in the third quarter of fiscal 2008 (fiscal 2008 quarter) compared to a net income of $1.3 million, or $.20 per basic and diluted share, in the third quarter of fiscal 2007 (fiscal 2007 quarter).  This represents an increase in net income of $1.6 million comprised of an increase in gross margin of $2.9 million and other income of $1.6 million offset by an increase of $1.5 million in selling, general and administrative costs, and an increase in income tax expense of $1.6 million.  Both domestic and international markets contributed to this improved performance.  With penetration in international markets increasing, approximately 41% of the Company’s revenues are generated outside of the US.  These items are discussed in more detail below.

Net Sales
Net sales for the fiscal 2008 quarter increased 10.4% compared to the fiscal 2007 quarter.  North American sales increased $1.7 million or 5.2%, while foreign sales excluding North America increased $3.9 million or 18.6% (4.7% in local currency).  The increase in North American sales reflects steady U.S. demand, increased sales in Canada, increased penetration in Mexico and the acquisition of Kinemetric on July 17, 2007, offset by lower Evans sales to Sears.

The increase in foreign sales is driven by strong sales in the Brazilian domestic market, the strengthening of the Brazilian Real and British Pound against the U.S. Dollar, and the general expansion worldwide into newer markets, including Eastern Europe, the Middle East and China.

Earnings before income taxes
The current quarter's pretax earnings of $5.0 million represents an increase of pre-tax earnings of $3.1 million from last year’s pre-tax earnings of $1.9 million.  Approximately $2.9 million is at the gross margin line.  The gross margin percentage increased from 29.6% in the prior year quarter to 31.7% in the current quarter.  The increase in gross margin is primarily a result of sales increases quarter over quarter, better overhead absorption in both domestic and foreign operations due to this higher sales dollar volume ($.9 million)(excluding the Evans division) and the acquisition of Kinemetrics.  In addition, cost reductions at the Evans Division contributed to this overall increase in gross margin.

Selling and general expense is up $1.5 million.  As a percentage of sales, selling and general expenses increased from 25.3% in the prior quarter to 25.4% in the current quarter.  The increase in selling and general expense is primarily a result of accruals for employee profit sharing for the current quarter ($.3 million) and the acquisition of Kinemetric ($.5 million).

Income Taxes
The effective income tax rate was 42.5% in the fiscal 2008 quarter versus 30.0% for the fiscal 2007 quarter.  Both rates reflect combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the effect of the deduction allowable for the Brazilian dividend paid in the second quarter of fiscal 2008 and the dividend paid in the third quarter of fiscal 2007. The change in the effective rate primarily reflects additional reserves for transfer pricing in the fiscal 2008 quarter.

No changes in valuation allowances relating to the carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s are anticipated for fiscal 2008 at this time.

The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.  This is continually monitored and could change in the future.

Net earnings per share
As a result of the above factors, the Company had basic and diluted earnings of $.43 per share in the fiscal 2008 quarter compared to $.20 per share in the fiscal 2007 quarter, a $.23 per share increase.

NINE MONTH PERIODS ENDED MARCH 29, 2008 AND MARCH 24, 5007

Net Sales
Sales for the first nine months of fiscal 2008 are up $19.4 million, or 12.0%, compared to the first nine months of fiscal 2007. North American sales increased 2.1%, while foreign sales increased 27.8% (12.9% increase in local currency). The increase in North American sales reflects steady U.S. demand, increased sales in Canada, increased penetration in Mexico, and the acquisition of Kinemetrics on July 17, 2007, offset by lower Evans sales to Sears.

The increase in foreign sales is driven by strong sales in the Brazilian domestic markets, the strengthening of the Brazilian Real and British Pound against the U.S. Dollar and greater expansion worldwide into newer markets, including Eastern Europe, the Middle East and China.

Earnings before income taxes
The pretax earnings for the first nine months of fiscal 2008 was $14.5 million compared to a $4.0 million pretax earnings for the first nine months of fiscal 2007.

This represents an increase of pre-tax earnings of $10.5 million. Approximately $11.2 million of this increase is at the gross margin line. The gross margin percentage increased from 28.3% in the prior year to 31.4% in the current nine month period. Therefore, the increase in gross margin reflects higher sales from period to period, increases of fixed overhead absorption ($3.6 million)(excluding the Evans Division) at domestic and foreign manufacturing locations as a result of better capacity utilization, and the reduction of cost of sales at the Evans Division.

Offsetting this increase in gross margin is an increase of $4.6 million in selling and general expense from the first nine months of fiscal 2007 to the first nine months of fiscal 2008.  As a percentage of sales, selling and general expenses decreased slightly from 25.3% for the first nine months of fiscal 2007 to 25.1% for the first nine months of fiscal 2008.  The increase in selling and general expense is primarily a result of accruals for employee profit sharing for the first nine months of fiscal 2008 ($.9 million), higher commissions due to higher sales ($.3 million), increases in professional fees ($.3 million), increases in computer maintenance and support ($.3 million) and the acquisition of Kinemetrics ($1.3 million).  Finally, a one-time gain of $1.7 million from the sale of its Glendale, Arizona facility is included in other income, thereby contributing to the increase in other income of $4.0 million during the first nine months of fiscal 2008.

Income Taxes
The effective income tax rate was 40.6% for the first nine months of fiscal 2008 versus a 30.0% tax rate for the first nine months of fiscal 2007.  Both rates reflect a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the deduction allowable for the Brazilian dividend paid in December 2007 and in December 2006.  The change in the effective rate percentage primarily reflects additional reserves for transfer pricing issues provided during the first nine months of fiscal 2008.  No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credit carryforwards and certain state NOL’s are anticipated for fiscal 2008 at this time.

The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward of assets reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted earnings per share for the first nine months of fiscal 2008 of $1.30 per share compared to an earnings per share of $.42 in the first nine months of fiscal 2007, an increase of $.88 per share.  Included in the $1.30 per share for the first nine months of fiscal 2008 is $.15 per share related to the sale of the Glendale facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended		39 Weeks Ended
	3/29/08	3/24/07	3/29/08	3/24/07

Cash provided by operations	$3,452	$5,340	$17,989	$9,347
Cash (used in) provided from investing activities	(1,673)	(2,511)	(15,265)	(3,547)
Cash provided from (used in) financing activities	(1,697)	151	(3,178)	(1,755)

Cash provided by operations in the current quarter decreased compared to the same quarter a year ago.  This decrease is primarily a result of an increase in receivables in the current quarter versus the prior year quarter ($2.5 million) offset by the increase in net earnings ($1.5 million).

Cash provided by operations increased significantly in the current nine month period compared to the same nine month period a year ago.  This increase is primarily a result of the improvement in net earnings ($5.8 million), and an increase ($8.3 million) in accounts payable in the current nine month period versus the prior nine month period, which is partially offset by a decrease in non-cash items and other working capital changes ($5.5 million).

The Company’s investing activities for the current quarter and nine month period consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations.  Expenditures for plant and equipment increased $1.9 million from the current quarter to the same period a year ago, reflecting equipment purchases at various manufacturing locations.  Such expenditures for the nine month period increased $3.5 million compared to the same period a year ago, also reflecting equipment purchases.  The proceeds from the sale of the Glendale distribution facility is included in the current nine month period.  The sale of the Alum Bank plant is included in the prior nine month period.  The purchase of Kinemetrics was completed in the first quarter of fiscal 2008 and is included in the current nine month period.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and work force and dividend reductions (see Reorganization Plans below).  In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of March 29, 2008, $975,000 is being utilized in the form of standby letters of credit for insurance purposes.  Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral.  The Company has a working capital ratio of 4.9 to one as of March 29, 2008 and 4.8 to one as of June 30, 2007.

REORGANIZATION PLANS

The continued migration of manufacturing to low cost countries has adversely affected the Company's customer base and competitive position, particularly in North America. As a result, the Company continues to evaluate all aspects of its business and is formulating plans to lower wage costs, consolidate operations, increase brand penetration internationally, move its strategic focus from manufacturing location to product group and distribution channel, as well as to achieving the goals of enhanced marketing focus and global procurement. The Company sold its Alum Bank, Pennsylvania level manufacturing plant in September 2006 and has relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Division facilities in Charleston, South Carolina has been transferred to the Dominican Republic at an adjacent site. The Company expects to sell its Evans Rule facility in Charleston, South Carolina during calendar 2008. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, Arizona facility, which was sold during October 2007 for proceeds of $2.4 million. Also during fiscal 2006, the Company began a lean manufacturing initiative on a global basis, which is expected to reduce costs over time. This initiative continued through all of fiscal 2007 and has continued into fiscal 2008.

The Tru-Stone acquisition in April 2006 represents a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Along the same lines, the Kinemetric Engineering acquisition in July 2007 represented another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’s existing optical projection line, provides a very comprehensive product offering.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company's Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 30, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for doubtful accounts and sales returns of $1.0 million and $1.6 million as of March 29, 2008 and June 30, 2007, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 29, 2008, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2007 Annual Report on Form 10-K. The Company does engage in limited hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $18.3 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $32.2 million and debt of $13.0 million at March 29, 2008) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $1.8 million by $11,000.

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 29, 2008, and they have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that all information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A                      Risk Factors

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

Risks Related to Reorganization: The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. This has occurred with the Company’s move to the Dominican Republic from South Carolina. Indeed, the relocation, restructuring and closure of the Company’s Evans Division’s Charleston, South Carolina facility and start up of that Division’s Dominican Republic operations was a factor contributing to the Company’s fiscal 2006 loss. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce and dividend reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 41% of the Company’s sales and 44% of net assets relate to foreign operations.  Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls.  In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile.  As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Industrial Manufacturing Sector: The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the migration of manufacturing to low cost foreign countries where the Company is working to increase market presence. Accordingly, economic weakness in the industrial manufacturing sector as well as the shift of manufacturing to low cost countries where the Company does not have a substantial market presence may, and in some cases has, resulted in decreased demand for certain of the Company’s products, which adversely affects performance.  Accordingly, economic weakness in the consumer market could adversely impact the Company’s performance as well. In the event that demand for any of Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration:  Sales to the Company’s top two customers account for approximately 10% of revenue for the first nine months of fiscal 2008. Sears sales and unit volume decreased significantly during fiscal 2007 and the first nine months and third quarter of fiscal 2008. This situation is problematic and if the Sears Craftsman brand we support is no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have placed, and may continue to place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for dental benefits and retains risk in the form of deductibles and sublimits for most coverages noted above. Depending on the risk, deductibles can be as high as 5% of the loss, or $500,000.

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2007 and the first nine months of fiscal 2008, the increase in demand for steel in developing countries has driven steel prices up approximately 7% in fiscal 2007 and 8% in the first nine months of fiscal 2008 and has extended lead times. The cost of producing the Company's products is also sensitive to the price of energy for which the Company has recently experienced increases. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. Indeed, the Company has recently experienced difficulty in passing along the increases in steel and energy costs to its major customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

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

Risks Related to Acquisitions: Acquisitions, such as our acquisition of Tru-Stone in fiscal 2006 and Kinemetrics in fiscal 2008, involve special risks, including, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, these activities could have an adverse effect on the Company’s business, financial condition and operating results.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended March 29, 2008 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
12/29/2007 - 2/2/2008	none	-	none	none
2/3/2008 - 3/1/2008	none	-	none	none
3/2/2008 - 3/29/2008	none	-	none	none

Items 3, 4, 5.                                Not Applicable

Item 6.                      Exhibits

31a	Certification of Chief Executive Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

31b	Certification of Chief Financial Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

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

THE L. S. STARRETT COMPANY (Registrant)

Date	May 8, 2008	S/R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	May 8, 2008	S/S. R.J. Simkevich
R.J. Simkevich (Corp. Controller/Chief Accounting Officer)