Form 10-K
STARRETT L S CO
filed 2008-09-11
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K

____________

(check one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-367

____________

THE L.S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

____________

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

____________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒

Non-Accelerated Filer  ☐    Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 5,663,560 and 924,317 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 29, 2007. On December 28, 2007, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $114,629,000.

There were 5,723,475 and 894,627 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2008.

The exhibit index is located on pages 49-51.

Documents incorporated by reference.

Portions of the Proxy Statement for October 8, 2008 Annual Meeting (Part III).

PART I

Item 1 - Business
General
The Company was founded in 1880 by Laroy S. Starrett and incorporated in 1929, and is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil (1956), Scotland (1958) and China (1997), the Company offers its broad array of products to the market through multiple channels of distribution throughout the world. Products include precision tools, electronic gages, gage blocks, optical and vision measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.

Starrett® is brand recognized around the world for precision, quality and innovation.

Products
The Company’s tools and instruments are sold throughout North America and over 100 foreign countries. By far the largest consumer of these products is the metalworking industry including aerospace, medical, and automotive but other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For over 125 years the Company has been a recognized leader in hand measuring tools and precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares and many other items. During fiscal 2008, the Company enhanced its wireless data collection solutions, making it more customer-friendly and more software-compatible.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. Band saw blades target engineered production and shop applications with products ranging from the Company’s bi-metal unique® Gladiator product to wide band and carbide tipped products. A full line of complimentary saw products include hack, jig, reciprocating saw blades and hole saws provide cutting solutions for the building trades and are offered primarily through construction, electrical, plumbing and retail distributors. During fiscal 2008 the Company was issued a patent for its bi-metal unique® manufacturing process and products. This break-through Split Chip Advantage technology enables the Company to produce saw blades, which are up to 50% stronger and offer up to 170% more contact area than traditional electron beam (EB) products. This technology is now used on many of the Company’s saw products.

Recent acquisitions have added to the Company’s portfolio of custom measuring solutions that complement the Company’s existing special gaging expertise. On July 17, 2007, the Company purchased all of the assets of Kinemetric Engineering. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices and custom engineered systems for measurement and inspection. Kinemetric Engineering brings a wealth of experience, engineering and manufacturing capability. This business unit also oversees the sales and support of the Company’s high quality line of Starrett Optical Projectors, combining to make a very comprehensive product offering.

The Company’s custom engineered granite product offering was further enhanced by the acquisition of Tru-Stone Technologies Inc. (Tru-Stone) in fiscal 2006. This strategic acquisition significantly improved the granite surface plate capabilities providing access to high-end metrology markets such as the electronics and flat panel display industry. The consolidation of the Company’s granite surface plate operations with Tru-Stone provided savings in labor and operating expenses.

Personnel
At June 28, 2008, the Company had 2,221 employees, approximately 53% of whom were domestic. This represents a net increase from June 30, 2007 of 108 employees. The increased employment is primarily due to work force increases in Athol, Mt. Airy, China and the Dominican Republic. These increases were partially offset by reductions at Tru-Stone and the North Charleston, SC facility of the Company’s Evans Rule Division.

None of the Company’s operations are subject to collective bargaining agreements. In general, the Company considers relations with its employees to be excellent. Domestic employees hold a large share of Company stock resulting from various stock purchase plans. The Company believes that this dual role of owner-employee has been excellent for morale over the years.

Competition
The Company is competing on the basis of its reputation as the best in class for quality, precision and innovation combined with its commitment to customer service and strong customer relationships. Although the Company is generally operating in highly competitive markets, competitive position cannot be determined accurately in the aggregate or by specific segment since none of its competitors offer all of the same product lines or serve all of the same markets as it does.

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During fiscal 2008, there were no material changes in the Company’s competitive position. In spite of the continued migration of American manufacturing jobs to lower cost countries and a softening U.S. economy, the Company was able to generate above average growth in North America. Internationally, the Company’s significant investments in manufacturing and sales operations in China have resulted in major sales growth and enhanced brand recognition. During fiscal 2008, export sales from the U.S. have strengthened due to the weak U.S. dollar, resulting in more competitive prices abroad.

The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China and in the Dominican Republic. Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market segment and country. Continued research and development, new patented products and processes, and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacture and distribution of hacksaw blades, band saw blades, hole saws and a limited line of precision tools and measuring tapes. Subsidiaries in Canada, Argentina, Australia, New Zealand, Mexico and Germany are engaged in distribution of the Company’s products. During fiscal 2005, the Company completed the establishment of manufacturing operations in the Dominican Republic, primarily for its Evans Rule Division. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 13 to the Company’s fiscal 2008 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog
The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $61.1 million at June 28, 2008 and $57.3 million at June 30, 2007. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 51% of all inventories). LIFO inventory amounts reported in the financial statements are approximately $27.5 million and $28.4 million, respectively, lower than if determined on a first-in, first-out (FIFO) basis at June 28, 2008 and June 30, 2007.

Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. As noted previously, during fiscal 2008 the Company was issued a patent for its bi-metal unique® manufacturing process and products.  The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2008, 2007 and 2006 were approximately $2.4 million, $2.7 million and $2.9 million respectively, all of which were expensed in the Company’s financial statements.

The Company uses trademarks with respect to its products and considers its intellectual property (IP) as one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental
Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions.

Strategic Activities
Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, forcing the Company to adapt to this new, highly competitive business environment. The Company continuously evaluates most all aspects of its business, aiming for new world-class ideas to set itself apart from its competition.

The strategic focus has shifted from manufacturing locations to global brand building through product portfolio and distribution channels management while reducing costs through lean manufacturing, plant consolidations, global sourcing and improved logistics.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to 50% of its consolidated sales.

On September 21, 2006, the Company sold its Alum Bank, PA level manufacturing plant and relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Rule Division facilities in Puerto Rico and Charleston, SC has been transferred to the Dominican Republic. The Company vacated and plans to sell its Evans Rule facility in North Charleston, SC. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, AZ facility, which was sold in fiscal 2008. Also during fiscal 2006, the Company began a lean manufacturing initiative in its Athol, MA facility, which has reduced costs over time. This initiative has continued through fiscal 2007 and 2008 and will continue into fiscal 2009.

The Tru-Stone acquisition in April 2006 represented a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business have improved as the Company’s existing granite surface plate facility was consolidated into Tru-Stone, where average gross margins have been higher. Along the same lines, the Kinemetric Engineering acquisition in July 2007 represented another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’s existing optical projection line, will provide a very comprehensive product offering.

SEC Filings and Certifications
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

Item 1A – Risk Factors
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2008 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Reorganization: Part of the Company’s continuous improvement process is to evaluate the merits of consolidation and reorganization of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred. This has occurred with the Company’s move to the Dominican Republic from South Carolina. Indeed, the relocation, restructuring and closure of the Company’s Evans Rule Division’s Charleston, SC facility and start up of that division’s Dominican Republic operations was a factor contributing to the Company’s fiscal 2006 loss. If the Company is unable to maintain consistent profitability, additional steps will have to be taken, including further plant consolidations and workforce reductions.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 50% of the Company’s sales and 40% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements and exchange controls. In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation, currency risk and the economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Customer Concentration: Sears sales and unit volume decreased significantly during fiscal 2007 and 2008. This situation is problematic and if the Sears brands (i.e., Craftsman) the Company supports continue to have declining sales, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers’ compensation, medical and other insurance coverage’s that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2008, the cost of steel rose approximately 7%. Because of competitive pressures, the Company generally has not been able to pass on these increases to the customer resulting in reduction to gross margins. The cost of producing the Company’s products is also sensitive to the price of energy. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Although the Company’s domestic defined benefit pension plan is significantly overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders’ equity and book value per share. There would also be a similar risk for the Company’s UK plan, which was underfunded during fiscal 2006, 2007 and 2008.

Risks Related to Acquisitions: Acquisitions, such as the Company’s acquisition of Tru-Stone in fiscal 2006 and Kinemetric Engineering in fiscal 2008, involve special risks, including, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, these activities could have an adverse effect on the Company’s business, financial condition and operating results.

Risks Related to Investor Expectations.  The Company's operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future.  The Company's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decline.

Risks Related to Information Systems.  The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems.  In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability.

Risks Related to Litigation and Changes in Laws, Regulations and Accounting Rules.  Various aspects of the Company's operations are subject to federal, state, local or foreign laws, rules and regulations, any of which may change from time to time. Generally accepted accounting principles may change from time to time, as well. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of business. Litigation, regulatory developments and changes in accounting rules and principles could adversely affect the Company's business operations and financial performance.

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties
The Company’s principal plant is located in Athol, MA on about 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet of production and storage area.

The Webber Gage Division, Cleveland, OH, owns and occupies two buildings totaling approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, NC consists of two buildings totaling approximately 356,000 square feet. It is occupied by the Company’s Saw Division, Ground Flat Stock Division and a distribution center.

The Company’s Evans Rule Division owns a 173,000 square foot building in North Charleston, SC. In fiscal 2006, manufacturing operations were moved to a new 50,000 square foot facility in the Dominican Republic from both the North Charleston site and Mayaquez, Puerto Rico operations. The Company now occupies a 3,400 square foot leased office in North Charleston for administrative personnel and has the North Charleston property listed for sale.

The Company’s Exact Level Division was relocated to the Evans facility in the Dominican Republic. Its 50,000 square foot building located in Alum Bank, PA was sold on September 21, 2006.

The Company’s subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. Two wholly owned subsidiaries in Suzhou and Shanghai (People’s Republic of China), lease approximately 41,000 square feet and 5,000 square feet, respectively.

In addition, the Company operates warehouses and/or sales-support offices in the U.S., Canada, Australia, New Zealand, Mexico, Germany, Japan, and Argentina.

A warehouse in Glendale, AZ encompassing 35,000 square feet was closed in fiscal 2006 and the building was sold during fiscal 2008.

With the acquisition of Tru-Stone in fiscal 2006, the Company added a 90,000 square foot facility in Waite Park, MN.

With the acquisition of Kinemetric Engineering in fiscal 2008, the Company added a 9,000 square foot leased facility in Laguna Hills, CA, which was recently expanded to 14,000 square feet.

In the Company’s opinion, all of its property, plant and equipment is in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings
The Company is, in the ordinary course of business, from time to time involved in litigation that is not considered material to its financial condition or operations.

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 28, 2008, there were approximately 5,100 registered holders of Class A common stock and approximately 1,900 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2006	$0.10	$15.30	$12.69
December 2006	0.10	17.12	13.51
March 2007	0.10	20.00	15.15
June 2007	0.10	19.47	14.53
September 2007	0.10	19.48	15.27
December 2007	0.20	20.27	17.00
March 2008	0.10	19.99	13.69
June 2008	0.12	23.83	18.15

While the Company’s dividend policy is subject to periodic review by the Board of Directors, the Company currently intends to continue to pay comparable dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the fourth quarter fiscal 2008 is as follows:

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
April 2008	None	–	–	–
May 2008	None	–	–	–
June 2008	None	–	–	–

Average price paid per share includes commissions and is rounded to the nearest two decimal places.

PERFORMANCE GRAPH

The following graph sets forth information comparing the cumulative total return to holders of the Company’s Class A common stock over the last five fiscal years with (1) the cumulative total return of the Russell 2000 Index (“Russell 2000”) and (2) a peer group index (the “Peer Group”) reflecting the cumulative total returns of certain small cap manufacturing companies as described below. For fiscal 2008, the Company has concluded that changes to the peer group were necessary to have the group more reflective of the Company’s manufacturing profile. The Company’s old Peer Group consists of: Badger

Meter, Inc., Baldor Electric Co., Chicago Rivet & Machine Co., Cuno Inc., The Eastern Company, Esco Technologies Inc., Federal Screw Works, National Presto Industries, Inc., Park-Ohio Holdings Corp., Penn Engineering & Manufacturing Corp. (through 2004), Regal-Beloit Corp., Tecumseh Products Co., Tennant Co. and WD-40 Co. The new group has added the following companies: Acme United, Q.E.P. Co. Inc., and Thermadyne Holdings Corp. and has deleted Baldor Electronic Co., Chicago Rivet & Machine Co., Esco Technologies Inc, and Park-Ohio Holdings Corp.

	BASE	FY2004	FY2005	FY2006	FY2007	FY2008
STARRETT	100.00	127.90	147.75	113.40	156.01	207.35
RUSSELL 2000	100.00	133.37	145.96	167.24	194.73	163.19
NEW PEER GROUP	100.00	119.85	131.95	168.34	194.39	194.85
OLD PEER GROUP	100.00	120.76	150.50	186.14	211.14	198.21

Item 6 - Selected Financial Data
	Years ended in June ($000 except per share data)
	2008	2007	2006	2005 (Restated) (1)	2004 (Restated) (1)
Net sales	$242,371	$222,356	$200,916	$195,909	$179,996
Net earnings (loss)	10,831	6,653	(3,782)	3,979	(2,700)
Basic earnings (loss) per share	1.64	1.00	(0.57)	0.60	(0.41)
Diluted earnings (loss) per share	1.64	1.00	(0.57)	0.60	(0.41)
Long-term debt (2)	5,834	8,520	13,054	2,885	2,536
Total assets	250,285	234,011	228,082	224,114	218,924
Dividends per share	0.52	0.40	0.40	0.40	0.40

(1)
Certain tax amounts have been restated as referenced in Note 1 of the Company’s Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The effect was to increase deferred tax expense and decrease net earnings by $50,000 in fiscal year 2005 and increase deferred tax expense and the net loss by $348,000 in fiscal year 2004.

(2)	Note that the significant increase in long-term debt in fiscal 2006 is related to the Tru-Stone acquisition. See Note 4 to the Consolidated Financial Statements.

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk
RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

Overview  For fiscal 2008, the Company realized net income of $10.8 million, or $1.64 per basic and diluted share compared to a net income of $6.7 million or $1.00 per basic and diluted share for fiscal 2007. This represents an increase in net income of $4.1 million comprised of an increase in gross margin of $10.4 million, an increase of $7.1 million in selling, general and administrative costs, an increase in other income (expense) of $4.7 million and an increase in income tax expense of $3.9 million from $2.2 million to $6.1 million. The above items are discussed in more detail below.

Net Sales  Net sales for fiscal 2008 were up $20.0 million or 9% compared to fiscal 2007. North American sales increased .9% reflecting steady U.S. demand, increased sales in Canada, increased penetration in Mexico, and the acquisition of Kinemetrics on July 17, 2007, offset by lower Evans sales to Sears. Excluding the Evans Rule Division, North American sales increased $2.6 million (2%). Foreign sales (excluding North America) increased 22% (8% increase in local currency) driven by the strengthening of the Brazilian Real against the U.S. dollar, the strengthening of the British Pound against the U.S. dollar, growing sales for the Chinese operations ($2.8 million increase) and greater expansion worldwide into newer markets, including Eastern Europe, the Middle East and China.

Earnings (loss) before taxes (benefit)  Pre-tax earnings for fiscal 2008 was $16.9 million compared to pre-tax earnings of $8.9 million for fiscal 2007. This represents an increase in pre-tax earnings of $8.0 million or an increase of 90% over the prior year. This is comprised of an increase in gross margin of $10.4 million and other income of $4.7 million, offset by an increase in selling, general and administrative costs of $7.1 million. The gross margin percentage increased from 29.6% in fiscal 2007 to 31.5% in fiscal 2008. This was primarily driven by better overhead absorption at certain domestic plants due to higher sales volumes ($1 million), the impact of lean manufacturing initiatives, a reduction in cost of sales at the Evans Rule Division, and better overhead absorption at the U.K. and Brazilian operations ($2.0 million). This increase was achieved in spite of certain material cost increases that could not be fully passed on to customers.  Effects from LIFO liquidations in fiscal 2008 and 2007 were not considered material. Gross margins for fiscal 2009 could again be adversely impacted by material cost increases which cannot be fully passed on to customers and by increased competitive pressures in various markets. As indicated above, selling, general and administrative costs increased $7.1 million from fiscal 2007 to fiscal 2008, as the percentage of sales increased slightly from 25.0% in fiscal 2007 to 25.9% in fiscal 2008. The increase is a result of increased sales commissions, profit sharing and bonuses ($2.5 million), increases in marketing and advertising primarily relating to new product introductions ($.3 million), and the inclusion of nearly a full year of Kinemetrics’ selling, general and administrative costs in fiscal 2008 ($1.9 million), and an increase in bad debt write-offs ($.1 million). The increase in other income (expense) from fiscal 2007 to fiscal 2008 of $4.7 million is a net of increased net interest income, increased net exchange gains and the higher gain on the sale of the Glendale, AZ facility ($1.7 million) in fiscal 2008 versus the gain on the sale of the Alum Bank plant in fiscal 2007 ($.3 million). The Company currently includes the Evans North Charleston facility on June 28, 2008 Balance Sheet as an asset held for sale of $1.9 million. Although the Company expects to sell this for a gain, no estimate is available at this time given current market conditions.

Significant Fourth Quarter Activity  As shown in footnote 13 to the Consolidated Financial Statements, only $2.2 million of the $10.8 million of net income realized during fiscal 2008 was earned in the fourth quarter.  This reflects the recording of the profit sharing plan accrual of $.9 million for eligible domestic employees and a $.2 million accrual for executive bonuses.  Both of these plans were approved by the Company’s Board of Directors in June 2008 and as such, the entire year’s accrual was recorded in the fourth quarter.  In addition, certain offsetting adjustments were made for transfer pricing and return-to-provision adjustments netting to $.3 million in the fourth quarter.

Income Taxes  The effective income tax rate was 36.0% for fiscal 2008, reflecting a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the deduction allowable for the Brazilian dividend paid in December 2007. The effective tax rate for fiscal 2007 was 25%, reflecting the benefits of a release of tax reserves, the elimination of the valuation allowances for certain state and foreign NOL’s and the benefit of the tax treatment of the Brazilian dividend. A net reduction resulted from a release of tax reserves, resulting from the close out of certain examination years and additional analysis of transfer pricing exposure and return to provision adjustments resulting from the preparation of various tax returns. Valuation allowances were eliminated during fiscal 2007 for certain state and foreign NOL’s as strong earnings in fiscal 2007 increased the likelihood of realizing the benefits of those NOL’s. Only minor changes in valuation allowances were made in fiscal 2008. The change in the effective rate percentage from fiscal 2007 to fiscal 2008 primarily relates to the fiscal 2007 release of the tax reserves and valuation allowance, as well as additional reserves for transfer pricing issues provided in fiscal 2008.

RESULTS OF OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

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

Net Sales  Net sales for fiscal 2007 were up $21.4 million or 11% compared to fiscal 2006. North American sales were up 9% reflecting a steady U.S. economy and the inclusion of a full year of Tru-Stone ($12.5 million), which was acquired in April 2006. This was offset by a decline in sales for the Evans Rule Division ($7.3 million decrease). Excluding the Evans Rule Division and Tru-Stone, domestic sales increased $5.8 million (6%). Foreign sales (excluding North America) were up 13% (4% increase in local currency) driven by strong European sales from the U.K. operations ($1.6 million increase), the strengthening of the Brazilian Real against the U.S. dollar, the strengthening of the British Pound and the Euro against the U.S. dollar, and growing sales for the Chinese operations ($2.8 million increase).

Earnings (loss) before taxes (benefit)  Pre-tax earnings for fiscal 2007 was $8.9 million compared to a pre-tax loss of $6.9 million for fiscal 2006. This represents an increase of pre-tax earnings of $15.8 million, which is effectively an increase in gross margin of $19.1 million offset by an increase in selling, general and administrative costs of $3.3 million. The gross margin percentage increased from 23.2% in fiscal 2006 to 29.6% in fiscal 2007. This was primarily driven by better overhead absorption at domestic plants (other than the Evans Rule Division) due to higher sales volumes ($9.2 million), a reduction in cost of sales at the Evans Rule Division, the impact of a full year of gross margin contribution from Tru-Stone ($4.1 million), and better overhead absorption at the U.K. and Brazilian operations ($1.5 million). Effects from LIFO liquidations in fiscal 2007 and 2006 were not considered material. As indicated above, selling, general and administrative costs increased $3.3 million from fiscal 2006 to fiscal 2007, although the percentage of sales dropped from 26.1% in fiscal 2006 to 25.0% in fiscal 2007. The increase of $3.3 million is primarily a result of increases in professional fees ($.8 million), increases in marketing and advertising relating to new product introductions ($.3 million), bad debt write-offs ($.6 million) and the inclusion of a full year of Tru-Stone’s selling, general and administrative costs in fiscal 2007. The full year versus the two-month period in fiscal 2006 adds $1.9 million of these costs from Tru-Stone. The increase in other expense from fiscal 2006 to fiscal 2007 of $.1 million is a net of increased interest expense and increased impairment charges on fixed assets, offset by declining exchange losses and the gain on the sale of the Alum Bank plant in fiscal 2007.

Significant Fourth Quarter Activity  As shown in Footnote 13 to the Consolidated Financial Statements, $3.9 million of the $6.6 million of net income realized during fiscal 2007 was earned in the fourth quarter. This is primarily a result of higher operating income levels for the fourth quarter for most divisions compared to the average quarterly earnings for the first nine months of fiscal 2007 ($.7 million). Also, because of the Company’s 52/53 week year convention, fiscal 2007 included an extra week of sales and related earnings ($.2 million). Also, certain adjustments were made to capitalize variances into inventory amounting to $.6 million. Finally, as discussed under Income Taxes below, tax reserves were released and return to provision adjustments were made netting to $.3 million. Also, valuation allowances of $.9 million were eliminated in the fourth quarter for certain state and foreign NOL’s as a strong earnings trend evidenced in recent periods increased the likelihood of realizing the benefits of those NOL’s.

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

Financial Instrument Market Risk  Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.

As of June 28, 2008, the Company held $2.5 million in AAA-rated auction rate securities for which there are no current active quoted market prices. The Company expects to liquidate approximately $1.7 million in September 2008 through November 2008 through the broker’s announced buyback program for auction rate securities.  It is uncertain as to the timing and final liquidation value of the remaining $.8 million of auction rate securities; accordingly, these have been classified as long-term.  See Note 2 to the Consolidated Financial Statements for further discussion.

At June 28, 2008, the Company was party to an interest swap arrangement more fully described in Note 10 to the Consolidated Financial Statements. The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in a limited amount of hedging activity to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $2.8 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments (primarily variable rate investments of $18.0 million) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of approximately $1.8 million by $11,000. See Note 10 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $5.8 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended in June ($000)
	2008	2007	2006
Cash provided by operations	$19,012	$12,849	$8,456
Cash (used in) investing activities	(13,584)	(852)	(17,538)
Cash provided by (used in) financing activities	(6,851)	(8,652)	8,406

The significant increase in cash provided by operations from fiscal 2007 to fiscal 2008 is primarily driven by the $4.1 million improvement in net earnings, and an increase in non-cash items and other working capital changes ($2.0 million). The non-cash items relating to depreciation and amortization are not expected to change significantly over the next few years.

Despite the operating loss in fiscal 2006, cash provided by operations has been positive in all periods presented. During fiscal 2006, receivables increased as a result of higher overall sales and a change in the process in which the Brazilian receivables are collected.

“Retirement benefits” under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company’s pension and retiree medical plans. Primarily because the Company’s domestic defined benefit plan is overfunded, retirement benefits in total generated approximately $2.8 million, $1.1 million and $.7 million of noncash income in fiscal 2008, 2007 and 2006, respectively. Consolidated retirement benefit expense (income) was approximately $(1.7) million in 2008, $.1 million in 2007, and $1.2 million in 2006.

As disclosed in Note 9 to the Company’s Consolidated Financial Statements, the overfunding status has decreased due to current market conditions. However, the Company does not expect to be required to provide any funding to its domestic pension plan over the next several years.

At the start of fiscal 2007, the Company switched from self-funding to a fixed monthly premium for both its domestic employee health care plans and its domestic worker’s compensation plan. This has reduced the cash flow uncertainty related to these Company expenses.

The Company’s investing activities consisted of the acquisition of Tru-Stone in fiscal 2006 and the acquisition of Kinemetric Engineering in fiscal 2008, expenditures for plant and equipment, the investment of cash not immediately needed for operations and the proceeds from the sale of Company assets. Expenditures for plant and equipment have increased over each of the three years, although they are less than depreciation expense in each of those years. The Company will continue to invest in plant and equipment as necessary to optimize the operations of its plants. Details of the Tru-Stone and Kinemetric acquisitions are disclosed in Note 4 to the Consolidated Financial Statements.

Cash flows used in financing activities are primarily the payment of dividends. The Company increased its dividend from $.10 per share to $.12 per share during the fourth quarter of fiscal 2008. The Company expects to consistently pay this increased dividend in the near future. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such purchases have been curtailed. Purchases for fiscal 2008 amounted to $.3 million. Overall debt has decreased from $18.1 million at the end of fiscal 2006 to $10.0 million at the end of fiscal 2008, primarily due to the reduction of capitalized lease obligations in Brazil and the principal payments of $4.8 million on the Company’s Reducing Revolver Credit Facility.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and workforce reductions. The Company maintains a $10 million line of credit, of which, as of June 28, 2008, $1.0 million was utilized in the form of standby letters of credit for insurance purposes. Although the credit line is not currently collateralized, it is possible, based on the Company’s financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. Currently the Company has significant excess on all covenant requirements and the cost of the Company’s interest rate swap agreement described in Note 2 of the Company’s Consolidated Financial Statements is not material. The Company has a working capital ratio of 4.8 to one as of June 28, 2008 and 4.8 to one as of June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The second footnote to the Company’s Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts. Outbound shipping costs absorbed by the Company and inbound freight included in material purchases are included in the cost of sales.

The allowance for doubtful accounts of $.7 million and $1.6 million at the end of fiscal 2008 and 2007, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

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

Pension and postretirement medical costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (Note 9 to the Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$8.3	$0.7	$1.6	$1.6	$4.4
Long-term debt obligations	7.2	2.4	4.8	—	—
Capital lease obligations	0.5	0.2	0.3	—	—
Operating lease obligations	4.3	2.0	2.1	0.2	—
Interest payments	1.7	0.4	1.3	—	—
Purchase obligations	9.0	8.9	0.1	—	—
Total	$31.0	$14.6	$10.2	$1.8	$4.4

It is assumed that post-retirement benefit obligations would continue on an annual basis from 2013 to 2017. Total future payments for other obligations cannot be reasonably estimated beyond year 5.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2008, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company has filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of the L.S. Starrett Company and subsidiaries (“the Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 28, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” issued by the Financial Accounting Standards Board.   As discussed in Note 9 to the consolidated financial statements, as of June 30, 2007, the Company adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

As discussed in Note 1 to the consolidated financial statements, an error resulting in an understatement of previously reported deferred tax liabilities was discovered by Company management during the current year.  Accordingly, retained earnings has been restated as of June 25, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our accompanying report dated September 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 11, 2008

 THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
For the three years ended on June 28, 2008
(in thousands of dollars except per share data)

	6/28/08	6/30/07	6/24/06
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$242,371	$222,356	$200,916
Cost of goods sold	(166,133)	(156,530)	(154,234)
Selling, general and administrative expenses	(62,707)	(55,596)	(52,386)
Other income (expense)	3,340	(1,378)	(1,210)

Earnings (loss) before income taxes	16,871	8,852	(6,914)
Income tax expense (benefit)	6,040	2,199	(3,132)

Net earnings (loss)	$10,831	$6,653	$(3,782)

Basic and diluted earnings (loss) per share	$1.64	$1.00	$(0.57)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,596	6,663	6,664
Diluted	6,605	6,671	6,664

Dividends per share	$0.52	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
For the three years ended on June 28, 2008
(in thousands of dollars)

	6/28/08	6/30/07	6/24/06
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$10,831	$6,653	$(3,782)
Noncash operating activities:
Gain from sale of real estate	(1,703)	(299)	—
Depreciation	9,535	10,047	10,031
Amortization	1,240	1,103	134
Impairment of fixed assets	95	724	—
Net long-term tax payable	847	—	—
Deferred taxes	1,221	1,646	(3,814)
Unrealized transaction gains	(990)	(592)	(118)
Retirement benefits	(3,332)	(1,519)	(333)
Working capital changes:
Receivables	893	(2,720)	1,420
Inventories	(45)	2,252	4,182
Other current assets	(157)	(689)	(2,922)
Other current liabilities	478	(3,127)	4,054
Prepaid pension cost and other	99	(630)	(396)
Net cash provided by operating activities	19,012	12,849	8,456

Cash flows from investing activities:
Purchase of Tru-Stone	—	—	(19,986)
Purchase of Kinemetric Engineering	(2,060)	—	—
Additions to plant and equipment	(8,924)	(6,574)	(6,476)
Increase (Decrease) in investments	(5,016)	5,328	8,924
Proceeds from sale of real estate	2,416	394	—
Net cash used in investing activities	(13,584)	(852)	(17,538)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,007	2,934	3,430
Short-term debt repayments	(5,800)	(3,115)	(3,089)
Proceeds from long-term borrowings	—	203	10,685
Long-term debt repayments	(2,929)	(4,589)	—
Common stock issued	620	446	363
Treasury shares purchased	(317)	(1,867)	(317)
Dividends	(3,432)	(2,664)	(2,666)
Net cash (used in) provided by financing activities	(6,851)	(8,652)	8,406
Effect of translation rate changes on cash	230	387	173
Net increase (decrease) in cash	(1,193)	3,732	(503)
Cash beginning of year	7,708	3,976	4,479
Cash end of year	$6,515	$7,708	$3,976

Supplemental cash flow information:
Interest received	$1,648	$1,194	$1,107
Interest paid	914	1,713	1,268
Taxes paid, net	3,546	1,231	1,403

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)
	June 28, 2008	June 30, 2007 (Restated) See Note 1
ASSETS
Current assets:
Cash	$6,515	$7,708
Investments	19,806	14,503
Accounts receivable (less allowance for doubtful accounts of $701 and $1,623)	39,627	37,314
Inventories:
Raw materials and supplies	15,104	17,130
Goods in process and finished parts	16,653	17,442
Finished goods	29,400	22,744
Total inventories	61,157	57,316
Current deferred income tax asset (Note 8)	5,996	3,866
Prepaid expenses and other current assets	5,535	4,920
Total current assets	138,636	125,627

Property, plant and equipment, at cost, net (Note 6)	60,945	58,883
Property held for sale (Note 6)	1,912	2,653
Intangible assets (less accumulated amortization of $2,477 and $1,237) (Note 4)	3,764	4,063
Goodwill (Note 4)	6,032	5,260
Pension asset (Note 9)	34,643	36,656
Other assets (Note 2)	1,877	869
Long-term taxes receivable (Note 8)	2,476	–
Total assets	$250,285	$234,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities (Note 10)	$4,121	$4,737
Accounts payable and accrued expenses	18,041	16,674
Accrued salaries and wages	6,907	4,869
Total current liabilities	29,069	26,280
Long-term taxes payable (Note 8)	8,522	4,852
Deferred income taxes (Note 8)	6,312	6,004
Long-term debt (Note 10)	5,834	8,520
Postretirement benefit and pension liability (Note 9)	13,775	11,241
Total liabilities	63,512	56,897

Stockholders’ equity (Note 11):
Class A common stock $1 par (20,000,000 shrs. auth.; 5,708,100 outstanding at June 28, 2008, 5,632,017 outstanding at June 30, 2007)	5,708	5,632
Class B common stock $1 par (10,000,000 shrs. auth.; 906,065 outstanding at June 28, 2008, 962,758 outstanding at June 30, 2007)	906	963
Additional paid-in capital	49,613	49,282
Retained earnings reinvested and employed in the business	134,109	127,023
Accumulated other comprehensive loss	(3,563)	(5,786)
Total stockholders’ equity	186,773	177,114
Total liabilities and stockholders’equity	$250,285	$234,011
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity
For the three years ended on June 28, 2008 (in thousands)
	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total
Balance, June 25, 2005, as previously reported	$5,458	$1,206	50,466	130,361	(19,065)	168,426
Impact of restatement (Note 1)				(879)		(879)
Balance, June 25, 2005, as restated	$5,458	$1,206	50,466	129,482	(19,065)	167,547
Comprehensive income:
Net loss				(3,782)		(3,782)
Unrealized net loss on investments and swap agreement					(103)	(103)
Minimum pension liability, net					1,124	1,124
Translation gain, net					2,135	2,135
Total comprehensive income						(626)
Dividends ($0.40 per share)				(2,666)		(2,666)
Treasury shares:
Purchased	(20)	–	(297)			(317)
Issued	16	–	237			253
Issuance of stock under ESPP	–	9	163			172
Conversion	175	(175)
Balance, June 24, 2006, as restated	$5,629	$1,040	50,569	123,034	(15,909)	164,363
Comprehensive income:
Net income				6,653		6,653
Unrealized net loss on investments and swap agreement					(15)	(15)
Minimum pension liability, net					1,775	1,775
Translation gain, net					7,280	7,280
Total comprehensive income						15,693
Dividends ($0.40 per share)				(2,664)		(2,664)
Treasury shares:
Purchased	(105)	–	(1,762)			(1,867)
Issued	23	–	320			343
Issuance of stock under ESPP	–	8	155			163
Conversion	85	(85)				–
Balance, June 30, 2007 (before FAS 158), as restated	$5,632	$963	$49,282	$127,023	$(6,869)	$176,031
Adjustment to initially adopt FAS 158(1):
Pension Plans (net of tax benefits)					(1,365)	(1,365)
Post-retirement benefits (net of tax liability)					2,448	2,448
Balance, June 30, 2007, as restated	$5,632	$963	$49,282	$127,023	$(5,786)	$177,114
Comprehensive income:
Net income				10,831		10,831
Unrealized net loss on investments and swap agreement					(281)	(281)
Minimum pension liability, net					(4,911)	(4,911)
Translation gain, net					7,415	7,415
Total comprehensive income						13,054
Tax adjustment for FIN 48 adoption				(313)		(313)
Dividends ($0.52 per share)				(3,432)		(3,432)
Treasury shares:
Purchased	(20)	–	(297)			(317)
Issued	24	–	394			418
Issuance of stock under ESPP	–	15	234			249
Conversion	72	(72)				–
Balance, June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773

Note: Cumulative balances of unrealized net gain on investments, amounts not yet recognized as a component of net periodic benefit cost and translation gain at June 28, 2008 are $(340,000), $(3,828,000), and $605,000 respectively.

(1) Components of adjustment to initially adopt FAS 158 are as follows:

	Gross	Tax	Net
1. Pension Plan	(2,242)	877	(1,365)
2. Post-retirement benefits:	4,019	(1,571)	2,448
Net effect of adoption	1,777	(694)	1,083

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND RESTATEMENT

The Company is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

The Company has restated its consolidated financial statements as of June 25, 2005 to correct certain tax liabilities, which resulted in a decrease in stockholders’ equity of $879,000. The restatement reflects corrections in the measurement of deferred income tax liabilities relating to depreciation. The principal corrections pre-date all periods reported in the Company’s financial statements, and, as a result, there are no financial statement effects to the statements of operations for each of the years ended June 28, 2008, June 30, 2007 and June 24, 2006. A summary of the aggregate effect of the restatement on the Company’s consolidated balance sheet as of June 30, 2007 is shown as follows:

	As of June 30, 2007
	Previously Reported	As Restated
Changes to Consolidated Balance Sheet:
Deferred income taxes	$5,125	$6,004
Total liabilities	56,018	56,897
Retained earnings	127,902	127,023
Total stockholders’ equity	177,993	177,114

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company’s fiscal year ends on the last Saturday in June. Fiscal 2007 represents a 53 week year while fiscal 2008 and 2006 represent 52 week years. The fiscal years of the Company’s major foreign subsidiaries end in May.

Financial instruments and derivatives: The Company’s financial instruments consist primarily of cash, investments and receivables, current liabilities and long term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company has entered into an interest rate swap agreement to limit the amount of exposure resulting from increases in its variable LIBOR rate on its $12 million Reducing Revolver. This is being accounted for as an effective cash flow hedge under SFAS

133, “Accounting for Derivative Instruments and Hedging Activities.” The amount of decrease in other comprehensive income for fiscal 2008, 2007 and 2006 relating to the swap agreement is $55,767, $50,406 and $22,934, respectively. The Company’s U.K. subsidiary entered into various forward exchange contracts during fiscal 2007. The amount of contracts outstanding as of May 31, 2008 (foreign subsidiary year-end) amounted to $3.1 million (dollar equivalent). The value of these contracts do not differ materially from the corresponding receivables.

Cash: Cash is comprised of cash on hand and demand deposits. Cash in foreign locations amounted to $4.1 million and $6.3 million at June 28, 2008 and June 30, 2007, respectively.

Investments: Investments as of June 28, 2008 consist primarily of cash equivalents and marketable securities such as certificates of deposits ($13.2 million), municipal securities ($.7 million), money market investments ($3.2 million) and short-term bonds ($2.5 million). Investments as of June 30, 2007 consist primarily of cash equivalents and marketable securities such as certificates of deposit ($7.7 million), municipal securities ($2.2 million) and short-term bonds ($4.6 million). Cost for these investments is not materially different than fair value. The Company determines the appropriate classification of the investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. As these debt and equity securities are viewed by the Company as available to support current operations, based on the provision of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months are classified as current assets in the accompanying consolidated balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net. As of June 28, 2008, the Company had $2.8 million of auction rate securities (ARS). The securities are AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. Due to the nationwide liquidity crisis and the market failure for ARS, there are no active quoted market prices and the Company may have to hold these ARS to achieve par value upon redemption. In accordance with the Company’s policy, an unrealized loss of $235,000 has been recorded in stockholders’ equity for these ARS based upon a proxy of current market rates for similar debt offerings within the AAA-rated ARS market.  Of the total amount, $1.7 million remains classified as Investments based upon the broker’s announced buy-back at par to occur in September through November 2008. The remaining $.8 million has been classified as long-term and included in Other Assets.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The provision for bad debts amounted to $461,000, $370,000 and $596,000 in fiscal 2008, 2007 and 2006, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. For approximately 51% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories were $17.9 million and $18.8 million at the end of fiscal 2008 and 2007, respectively, such amounts being approximately $27.5 and $28.4 million, respectively, less than if determined on a FIFO basis. The Company has not adopted LIFO for its Tru-Stone and Kinemetric Engineering acquisitions and does not expect to adopt LIFO for any future acquisitions.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Long-lived assets are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Included in buildings and building improvements and machinery and equipment at June 28, 2008 and June 30, 2007 were $3.9 million and $4.2 million, respectively, of construction in progress. Also included in machinery and equipment at June 28, 2008 and June 30, 2007 were $273,000 and $44,000, respectively, of capitalized interest cost.

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

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred unless the benefit of the advertising covers more than one quarterly period during the year. In these cases, the cost is amortized over the course of the fiscal year. The Company has not generally amortized such costs over more than a one year period. Advertising costs were expensed as follows $4.9 million in fiscal 2008, $4.6 million in fiscal 2007 and $5.2 million in fiscal 2006.

Freight costs: The cost of outbound freight absorbed by the Company for customers or the cost for inbound freight included in material purchase cost are both included in cost of sales.

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

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $61 million of undistributed earnings of foreign subsidiaries as of June 28, 2008 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs were expensed as follows: $2.4 million in fiscal 2008, $2.7 million in fiscal 2007 and $2.9 million in fiscal 2006.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 8,330, 7,904 and 5,540 of potentially dilutive common shares in fiscal 2008, 2007 and 2006, respectively, resulting from shares issuable under its stock option plan. For fiscal 2008 and 2007, these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expense items are translated at average rates or rates in effect on transaction dates as appropriate. The resulting differences due to changing exchange rates are charged or credited directly to the “Accumulated Other Comprehensive Loss” account included as part of stockholders’ equity.

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals for such things as workers compensation and employee medical expenses. Amounts ultimately realized could differ from those estimates.

Treasury stock: Treasury stock is accounted for using the par value method.

Other: Accounts payable and accrued expenses at June 28, 2008 and June 30, 2007 consist primarily of accounts payable ($9.0 million and $7.0 million), accrued benefits ($1.1 million and $1.3 million) and accrued taxes other than income ($2.1 million and $1.0 million) and accrued expenses and other ($5.8 million and $7.4 million).

Reclassifications: Certain reclassifications have been made to the prior periods as a result of the current year presentation with no effect on net earnings.

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement 158 (FAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statement No. 87, 88, 106, and 132(R), which applies to all single-employer defined benefit pension and postretirement benefit plans.

FAS 158 requires recognition of the funded status of postretirement benefit plans in the statement of financial position. An employer must recognize an asset or liability in its statement of financial position for the differences between the fair value of the plan assets and the projected benefit obligation (PBO) (pension plans), or the accumulated postretirement benefit obligation (APBO) (other postretirement plans). Changes in the plans’ funded status must be recognized, in the year of change, in accumulated other comprehensive income (AOCI). The Statement also will require entities to measure the funded status of the plans as of the date of the year-end statement of financial position. Adoption of this pronouncement was effective for the Company in fiscal 2007. The recognition provision was adopted by the Company in the fourth quarter of fiscal 2007. The measurement provision is not required to be adopted by the Company until fiscal 2009.

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

The estimated net result is an increase in AOCI of $1.8 million (before tax effect). See footnote 9 for additional information.

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

FIN 48 applies only to taxes that are subject to Statement 109. Uncertainties related to taxes that are not based on a measurement of income, such as franchise taxes, sales tax and ad valorem taxes, should be accounted for by applying FASB Statement No. 5, Accounting for Contingencies, and other applicable accounting literature.

The guidance is effective for fiscal years beginning after December 15, 2006 and the Company adopted FIN 48 as of July 1, 2007. As a result of implementing FIN No. 48, the Company recognized a cumulative effect adjustment of $.3 million to decrease the July 1, 2007 retained earnings balance and increase long-term tax payable. Also in connection with this implementation, the Company reclassified $1.8 million of unrecognized tax benefits into a long-term taxes receivable representing the corollary effect of transfer pricing competent authority adjustments.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of FAS 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, FAS 157 will be effective for the Company in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, FAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is currently evaluating the potential impact of FAS 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under FAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to adopt FAS 141(R) for fiscal 2010. The Company does not expect the adoption of FAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”). FAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. FAS 160 is effective prospectively for fiscal years beginning after December 15, 2008. As of June 28, 2008, there were no noncontrolling interests in any of the Company’s subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”), which expands the disclosure requirements in FAS 133 about an entity’s derivative instruments and hedging activities. FAS 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to FAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to FAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing FAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, of the adoption of FAS 161.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must applied prospectively to intangible assets acquired after the effective date. The Company has not determined the impact, if any, of the adoption of FAS 142-3.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not determined the impact, if any, of the adoption of FAS 162.

4. ACQUISITIONS

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

The unaudited pro forma combined condensed statement of operations for the twelve months ended June 24, 2006 gives effect to the acquisition of Tru-Stone as if it had occurred on June 26, 2005. The Tru-Stone financial statements included in the pro forma analysis are as of and for the fiscal year ended June 24, 2006.

The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the acquisition of Tru-Stone had occurred on June 26, 2005, nor is it indicative of future operating results or financial position. The pro forma information should be read in conjunction with the accompanying notes thereto. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 24, 2006
(dollars in thousands, except for earnings per share)

	Historical L. S. Starrett*	Historical Tru-Stone	Pro Forma Adjustments			Pro Forma Combined
Net sales	$199,216	$10,757	$—			$209,973
Cost of sales	152,764	7,613	533	[a	]	160,124
			(236)	[b	]
			(550)	[c	]
Gross profit	46,452	3,144	(253)			49,849
Selling, general and administrative expenses	52,114	938				53,052
Management fees	—	170	(170)	[d	]	—
Amortization of intangibles	—	53	1,000	[e	]	1,053
Income (loss) from operations	(5,662)	1,983	(577)			(4,256)
Interest expense, net	1,243	—	790	[f	]	2,053
			20	[g	]
Other, (income) expense	(33)	380				347
Income (loss) before income taxes	(6,872)	1,603	(1,387)			(6,656)
Income tax expense (benefit)	(3,132)	—	(483)	[h	]	(3,053)
			562	[h	]
Net income (loss)	$(3,740)	$1,603	$(1,466)			$(3,603)
Basic and diluted earnings (loss) per share	$(0.56)	$0.24	$(0.22)			$(0.54)
Average outstanding shares used in per share calculations (in thousands):	6,664	6,664	6,664			6,664
[Missing Graphic Reference]
*	Historical results for fiscal 2006 exclusive of results of Tru-Stone since April 28, 2006.

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

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering for $2.3 million in cash. The asset purchase was financed through existing cash and a draw on the Company’s existing line of credit. In connection with the asset purchase agreement, $.3 million of the purchase price was placed into escrow to support the indemnification obligations of Kinemetric Engineering and its shareholders. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices, and custom engineered systems for measurement and inspection. This business unit also oversees the sales and support of the Company’s high quality line of Starrett Optical Projectors. The Company has completed the final purchase price allocation based on the fair value of the assets and liabilities acquired. The total purchase price of $2.5 million was allocated to current assets ($.6 million), fixed assets ($.2 million), intangibles ($.9 million) and goodwill ($.8 million).

5. CHARLESTON PLANT SHUTDOWN

During fiscal 2006, the Evans Rule Division moved the majority of its manufacturing operations out of its Charleston, S.C. plant to its leased facility in Santo Domingo, Dominican Republic. As part of the move it was determined that certain inventory and fixed assets would not be moved. As a result, during the fourth quarter of fiscal 2006, charges of $.8 million were recorded under FAS 146, Costs Associated with Exit Activities, for retention bonuses and reserves for inventory and fixed assets relating to the shutdown of the Charleston plant. Of this amount, approximately $.1 million was paid during fiscal 2007 relating to retention bonuses. This payment fulfilled the Company’s remaining liabilities.

6. PROPERTY, PLANT AND EQUIPMENT

	2008
	Cost	Accumulated Depreciation	Net
Land	$1,608	$—	$1,608
Buildings and building improvements	40,798	(19,576)	21,222
Machinery and equipment	145,195	(107,080)	38,115
Total	$187,601	$(126,656)	$60,945

	2007
	Cost	Accumulated Depreciation	Net
Land	$1,573	$—	$1,573
Buildings and building improvements	38,751	(17,959)	20,792
Machinery and equipment	137,885	(101,367)	36,518
Total	$178,209	$(119,326)	$58,883

As shown on the face of the Balance Sheet, assets held for sale for fiscal 2007 represent the Glendale distribution center, which was sold in October 2007, and the property in North Charleston, S.C. Assets held for sale for fiscal 2008 represents the North Charleston building. Included in machinery and equipments are capital leases of $3.9 million as of June 28, 2008 and $2.4 million as of June 30, 2007 relating to the Brazilian operations (Note 10). This equipment primarily represents factory machinery in their main plant. Operating lease expense was $1.6 million, $1.1 million, and $1.0 million in fiscal 2008, 2007 and 2006, respectively. Operating lease payments for the next 5 years are as follows:

Year	$000’s
2009	$1,530
2010	985
2011	504
2012	164
2013	72

7. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2008	2007	2006
Interest income	$1,443	$1,194	$1,118
Interest expense and commitment fees	(773)	(1,713)	(1,243)
Realized and unrealized translation gains (losses), net	815	32	(396)
Gain on sale of assets	1,703	299	—
Impairment of fixed assets	(95)	(724)	(250)
Other income (expense)	247	(466)	(439)
	$3,340	$(1,378)	$(1,210)

8. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	2008	2007	2006

Domestic operations	$3,433	$5,069	$(8,440)
Foreign operations	13,438	3,783	1,526
	$16,871	$8,852	$(6,914)

The amount of domestic taxable income (loss) (in thousands) for fiscal 2008, 2007 and 2006 amounted to $5,879, $6,982 and $(5,803), respectively.

The provision (benefit) for income taxes consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$488	$(855)	$—
Foreign	4,170	1,316	507
State	161	92	175
Deferred	1,221	1,646	(3,814)
	$6,040	$2,199	$(3,132)

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

	2008	2007	2006

Expected tax expense (benefit)	$5,736	$3,010	$(2,351)
Increase (decrease) from:
State taxes, net of federal benefit	208	215	(83)
Foreign taxes, net of federal credits	(270)	(368)	(1,217)
Change in valuation allowance	(138)	(942)	1,228
Return to provision and tax reserve adjustments	246	(247)	(250)
Foreign loss not benefited	—	296	—
Other permanent items	258	235	(459)
Actual tax expense (benefit)	$6,040	$2,199	$(3,132)

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

The tax expense for fiscal 2007 was also reduced by a reduction in tax reserves as a result of the close of certain examination years, further analysis of transfer pricing exposure, and the reduced likelihood of future assessment due to changes in circumstances offset by return to provision adjustments from the fiscal 2006 tax returns.

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

Conversely, a valuation allowance was provided in fiscal 2006 on state NOL’s as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the state level. Similarly, a valuation allowance has been provided on foreign NOL’s and the uncertainty of generating future taxable income. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOL’s and tax credits will be reevaluated periodically in the future as certain facts and assumptions change over time.

The long term-taxes payable on the balance sheet as of June 28, 2008 and June 30, 2007 relate primarily to reserves for transfer pricing issues.

Deferred income taxes at June 28, 2008 and June 30, 2007 are attributable to the following (in thousands):

	2008	2007 (Restated)
Deferred assets (current):
Inventories	$(4,399)	$(2,882)
Employee benefits (other than pension)	(234)	(462)
Book reserves	(1,281)	(310)
Other	(82)	(232)
	$(5,996)	$(3,866)

Deferred assets (long-term):
Federal NOL carried forward	$(2,501)	$(4,131)
State NOL various carryforward periods	(482)	(567)
Foreign NOL carried forward indefinitely	(1,049)	(1,203)
Foreign tax credit carryforward expiring 2009-11	(1,194)	(1,194)
Retiree medical benefits	(4,241)	(6,285)
Other	(1,263)	(1,769)
	$(10,730)	$(15,149)

Valuation reserve for state NOL, foreign NOL and foreign tax credits	$1,995	$2,140
Long-term deferred assets	$(8,735)	$(13,009)

Deferred liabilities (current):	$3	$9
Misc credits	$3	$9

Deferred liabilities (long-term):
Prepaid pension	$12,372	$15,956
Depreciation	2,675	3,057
	$15,047	$19,013
Net deferred tax liability (asset)	$319	$2,147

As of June 28, 2008 and June 30, 2007, the net long-term deferred tax liability on the balance sheet is as follows:

	2008	2007 (Restated)
Long-term liabilities	$15,047	$19,013
Long-term assets	(8,735)	(13,009)
	$6,312	$6,004

Foreign operations deferred assets (current) relate primarily to pensions.

Foreign operations net deferred assets (long-term) relate primarily to foreign NOL and foreign tax credits carryforwards.

Amounts related to foreign operations included in the long-term portion of deferred liabilities relate primarily to depreciation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at July 1, 2007	$6,964
Increases for tax positions taken during a prior period	1,558
Increases for tax positions taken during the current period	—
Decreases relating to settlements	—
Decreases resulting from the expiration of the statue of limitations	—
Balance at June 28, 2008	$8,522

Of the $8.5 million of unrecognized tax benefits as of June 28, 2008, $6.0 million would impact the effective income tax rate if recognized.  During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits, other than the accrual of additional interest expense in an amount similar to the prior year’s expense.

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2003. As of June 28, 2008, the Company did not have any income tax audits in progress in the numerous states, local and international jurisdictions in which the Company operates. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, U.K., Germany, New Zealand and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 1997-2007 still open for examination).

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of July 1, 2007. The amount did not change significantly during fiscal 2008.

The federal NOL carryforward of $7.4 million expires in the years 2023, 2025, and 2026. The state NOL carryforwards of $.8 million expire at various times over the next 5 years. The foreign tax credit carryforward of $1.2 million expire in the years 2009 through 2016.

No deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At June 28, 2008, the estimated amount of total unremitted earnings is $61 million.

9. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). The Company makes periodic contributions to the ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the ESOP. Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for fiscal 2008, 2007 and 2006, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(1,652), $64,000 and $1,176,000, respectively. Included in these amounts are the Company’s contributions to the defined contribution plan amounting to $622,000, $588,000 and $532,000 in fiscal 2008, 2007 and 2006, respectively.

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

The Company uses an expected long-term rate of return assumption of 8.0% for the domestic pension plan, and 7.2% for the nondomestic plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. The Company uses a discount rate assumption of 6.2% for the domestic plan and 5.6% for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans. The change from the prior year discount rate for the domestic plan reflects the overall decline in comparable market rates for the applicable measurement dates.

The table below details assets by category for the Company’s domestic pension plan. These assets consist primarily of publicly traded equity and fixed income securities, including  987,704 shares of Company common stock with a fair value of $21.3 million (20% of total plan assets) at June 28, 2008, and 965,219 shares of the Company’s common stock with a fair value of $17.7 million (15% of total plan assets) at June 30, 2007. The majority of these shares are in the Company’s ESOP plan.

	2008	2007
Asset category:
Cash	1%	1%
Equities	79%	77%
Debt	20%	22%
	100%	100%

Effective June 30, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net losses, unrecognized prior service costs, and accumulated gains, all of which were previously netted against the plan’s funded status in the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss upon adoption of FAS 158.

The incremental effects of adopting the provisions of FAS 158 on the Company’s consolidated balance sheet at June 30, 2007 are presented in the following table. The adoption of FAS 158 had no effect on the Company’s consolidated statement of operations for the fiscal year ended June 30, 2007 or for any prior period presented, and it will not affect the Company’s operating results in future periods. Had the Company not been required to adopt FAS 158 at June 30, 2007, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting FAS 158.”

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

Included in accumulated other comprehensive gain at June 30, 2007 is $1.8 million ($1.1 million net tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension or benefit cost for pensions and post-retirements. The Company recognized $.4 million in net actuarial losses and prior service credit in net periodic pension and benefit cost during fiscal 2008.

Domestic and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2008	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$120,850	$115,485	$122,758
Service cost	2,375	2,727	3,518
Interest cost	6,980	6,807	6,482
Participant contributions	300	282	255
Exchange rate changes	11	2,242	1,140
Benefits paid	(5,287)	(5,210)	(4,862)
Actuarial (gain) loss	(15,392)	(1,484)	(13,806)
Benefit obligation at end of year	$109,837	$120,849	$115,485

Weighted average assumptions – benefit obligations (domestic)
Discount rate	6.75%	6.20%	6.20%
Rate of compensation increase	3.25%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Change in plan assets
Fair value of plan assets at beginning of year	$157,506	$138,044	$136,948
Actual return on plan assets	(12,368)	21,700	4,102
Employer contributions	622	588	532
Participant contributions	300	282	255
Benefits paid	(5,287)	(5,210)	(4,862)
Exchange rate changes	56	2,101	1,069
Fair value of plan assets at end of year	$140,829	$157,505	$138,044

Funded status at end of year
Funded status	$30,992	$36,656	$22,559
Unrecognized actuarial gain	N/A	N/A	12,971
Unrecognized transition asset	N/A	N/A	—
Unrecognized prior service cost	N/A	N/A	2,536
Net amount recognized	$30,992	$36,656	$38,066

Amounts recognized in statement of financial position
Noncurrent assets	$34,643	$36,656	34,551
Current liability	(23)	—	N/A
Non current liability	(3,628)	—	N/A
Net amount recognized in statement of financial position	$30,992	$36,656	$34,551

Weighted average assumptions – net periodic benefit cost (domestic)
Discount rate	6.20%	6.20%	5.00%
Cost of living increase	2.50%	2.50%	2.50%
Rate of compensation increase	3.25%	3.25%	3.25%
Return on Plan Assets	8.00%	8.00%	8.00%

	2008	2007	2006
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Transition asset (obligation)	$—	$—	N/A
Prior service credit (cost)	(1,684)	(2,127)	N/A
Accumulated gain (loss)	(8,836)	(115)	N/A
Amounts not yet recognized as a component of net periodic benefit cost	(10,520)	(2,242)	N/A
Accumulated contributions in excess of net periodic benefit cost	$41,512	$38,898	N/A
Net amount recognized	$30,992	$36,656	N/A

Net increase/(decrease) in accumulated other comprehensive income (loss) due to FAS 158	$—	$(2,242)	N/A

Components of net periodic (benefit) cost (Domestic and U.K.)

Service cost	$2,375	$2,728	$3,518
Interest cost	6,980	6,807	6,482
Expected return on plan assets	(11,789)	(10,377)	(10,439)
Amortization of prior service cost	446	439	425
Amortization of transitional (asset) or obligation	—	—	(2)
Recognized actuarial (gain) or loss	(7)	152	318
Net periodic (benefit) cost	$(1,995)	$(251)	$302

Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$—	$—	N/A
Prior service cost	(443)	(443)	N/A
Net gain (loss)	11	6	N/A

Additional disclosure for all pension plans
Accumulated benefit obligation	$103,340	$113,633	$106,269

Information for pension plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$41,040	$40,150	$38,797
Fair value of plan assets	$37,389	$40,067	$33,868

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	41,040	523	38,797
Accumulated benefit obligation	40,897	469	38,439
Fair value of assets	37,389	N/A	33,868

	2008	2007	2006
Underfunded Plans (Primarily U.K.):

Year-end information for plans with accumulated benefit obligations in excess of plan assets (primarily U.K.)
Projected benefit obligation	$40,527	$40,150	$38,797
Accumulated benefit obligation	40,466	39,905	38,439
Fair value of plan assets	37,389	40,067	33,868

Weighted average assumptions – benefit obligations (U.K.)
Discount rate	6.30%	5.60%	5.10%
Rate of compensation increase	3.70%	3.30%	3.60%
Cost of living increase	3.70%	2.80%	2.60%
Components of net periodic benefit cost (benefit)
Service cost	$557	$650	$3,518
Interest cost	2,235	1,970	6,482
Expected return on plan assets	(2,551)	(2,186)	(10,439)
Amortization of prior service cost	173	166	425
Amortization of transition asset	—	—	(2)
Recognized actuarial gain	—	156	317
Net periodic benefit cost	$414	$756	$301

Weighted average assumptions – net periodic benefit cost (U.K.)
Discount rate	5.60%	5.10%	5.20%
Expected long-term rate of return	7.20%	6.90%	6.70%
Rate of compensation increase	3.30%	3.00%	3.50%

Medical and Life Insurance Benefits – Retired Employees:

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

Change in benefit obligation
Benefit obligation at beginning of year	$12,025	$12,694	$16,929
Service cost	393	380	517
Interest cost	742	728	750
Plan amendments	—	(1,409)	(3,017)
Benefits paid	(1,062)	(1,011)	(1,055)
Actuarial (gain) loss	(1,255)	643	(1,430)
Benefit obligation at end of year	$10,843	$12,025	$12,694

Weighted average assumptions – benefit obligations
Discount rate	6.75%	6.20%	6.20%
Rate of compensation increase	3.25%	3.25%	3.25%
Cost of living increase	3.20%	2.50%	2.50%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	1,062	1,011	(1,055)
Participant contributions	—	—	—
Benefits paid	(1,062)	(1,011)	1,055
Exchange rate changes	—	—	—
Fair value of plan assets at end of year	$—	$—	$—

	2008	2007	2006

Funded status at end of year	$(10,843)	$(12,025)	$(12,694)
Unrecognized actuarial gain	N/A	N/A	1,853
Unrecognized transition asset	N/A	N/A	—
Unrecognized prior service cost	N/A	N/A	(5,899)
Net amount recognized at year-end	$(10,843)	$(12,025)	$(16,740)
Less current liability	—	—	729
Net amount recognized in statement of financial position	$(10,843)	$(12,025)	$(16,011)

Amounts recognized in statement of financial position
Prepaid benefit cost	$—	$—	N/A
Current post-retirement benefit liability	(696)	(784)	N/A
Post-retirement benefit liability	(10,147)	(11,241)	N/A
Net amount recognized in statement of financial position	$(10,843)	$(12,025)	N/A

Weighted average assumptions – net periodic benefit cost
Discount rate	6.75%	6.20%	5.00%
Rate of compensation increase	3.25%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income

Transition asset (obligation)	$—	$—	N/A
Prior service credit (cost)	5,509	6,414	N/A
Accumulated gain (loss)	(1,027)	(2,395)	N/A
Amounts not yet recognized as a component of net periodic benefit cost	4,482	4,019	N/A
Net periodic benefit cost in excess of accumulated contributions	$(15,325)	$(16,044)	N/A
Net amount recognized	$(10,843)	$(12,025)	N/A

A 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2008. The rate was assumed to decrease gradually to 5.0% for 2016 and remain at that level thereafter. Plan amendments for retired employees relate to reductions in the Company’s contributions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2008	2007	2006
Effect on total of service and interest cost	$126	$124	$86
Effect on postretirement benefit obligation	1,001	1,159	1,312

	1% Decrease
	2008	2007	2006
Effect on total of service and interest cost	$(106)	$(104)	$(72)
Effect on postretirement benefit obligation	(858)	(988)	(1,110)

For fiscal 2009, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23,000 to the nonqualified domestic pension plan, $574,000 to the nondomestic pension plan, and $696,000 to the retiree medical and life insurance plan.

	2008	2007	2006
Components of net periodic benefit cost (benefit)
Service cost	$393	$380	$517
Interest cost	742	728	750
Amortization of prior service cost	(905)	(894)	(619)
Recognized actuarial gain	113	101	132
Net periodic benefit cost	$343	$315	$780

Future pension and other benefit payments are as follows:
Fiscal year	Pension	Other Benefits
2009	$5,639	$696
2010	5,797	768
2011	5,932	788
2012	6,076	784
2013	6,247	786
2014-2018	36,273	4,436

In December 2003, legislation was enacted providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Although the Company has experienced some savings, this legislation has not materially impacted plan obligations.

10. DEBT

Effective April 28, 2006, the Company entered into a credit facility agreement with Bank of America comprised of a $10 million revolving credit facility (Revolver), a $3 million sub-limit under the Revolver for the issuance of letters of credit, and a $12 million reducing revolving (Reducing Revolver) credit facility. The agreement was then amended effective June 24, 2006. The Revolver requires a commitment fee of .25%. Interest rates on all the above facilities vary from LIBOR plus 1.25% to LIBOR plus 2.0% depending on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the credit facility. On April 28, 2006, the Company borrowed $12 million under the Reducing Revolver to finance the Tru-Stone acquisition previously described. The actual interest rate at June 28, 2008 for the Reducing Revolver is 6.94%, which includes the cost of the interest rate swap described below. The Reducing Revolver shall reduce by one fifth of the original principal amount at the end of each year until fully repaid. The Company’s Tru-Stone subsidiary maintains a $500,000 line of credit for which no commitment fees are required.

At year end, long-term debt consists of the following (in thousands):

	2008	2007
Reducing Revolver	$7,200	$9,600
Capitalized lease obligations payable in Brazilian currency, due 2009 to 2011, 17% to 25%	1,569	1,768
	8,769	11,368
Less current maturities	2,935	2,848
	$5,834	$8,520

Included in Notes Payable and Current Maturities at June 28, 2008 and June 30, 2007 is $.5 and $.2 million, respectively, of short-term financing collateralizing a portion of the Company’s Brazilian subsidiary receivables. Also included in Notes Payable and Current Maturities is short-term financing of the Company’s Brazilian subsidiary amounting to $1.3 million at year end.

Under the credit facility, as amended, the Company must maintain tangible net worth of $130 million and an EBITDA (as defined in the Credit Agreement) to debt service ratio 1.25 for each quarter. Also, the Company is required to maintain a minimum consolidated cash and investments balance of $15 million. The Company has issued $1.0 million of standby letters of credit under this agreement that guarantee future payments which may be required under certain insurance programs. As of June 28, 2008, the Company was in compliance with all debt covenants.

The Company has entered into an interest rate swap agreement designed to limit the amount of exposure resulting from increases in its variable LIBOR rate on the $12 million Reducing Revolver currently outstanding. The swap agreement covers $6 million of the $12 million outstanding for the first 3 years of the 5 year term of the debt. The agreement acts as a cash flow hedge which requires cash payment when the LIBOR rate is below 7.19% and provides cash receipts when the LIBOR rates exceed 7.19%. As of June 28, 2008 the swap agreement has an immaterial value. In the event that the LIBOR rate continues to increase, a fair value will be assigned to the swap agreement and the gain will be taken into Other Comprehensive Income.

Current notes payable representing current portion of the Reducing Revolver and capital lease obligations carry interest at a rate of LIBOR plus 1% to LIBOR plus 4%. Interest expense, prior to capitalization of interest on self-constructed assets, was $1.0 million, $1.7 million and $1.2 million in fiscal 2008, 2007 and 2006. Long-term debt maturities from 2009 to 2011 are as follows: $2.9 million, $2.9 million and $2.8 million. On June 29, 2007, the Company borrowed $1.0 million under the Revolver.

The Company provides guarantees of debt for its Brazilian and Scottish subsidiaries of up to $6.0 million and $1.8 million, respectively. Outstanding debt covered by these guarantees is reflected on the Company’s Consolidated Balance Sheet as of June 28, 2008 and June 30, 2007. The Company’s Brazilian subsidiary has also pledged $.5 and $.8 million of trade receivables as collateral for a short-term loan at the year ended June 28, 2008 and June 30, 2007. These receivables are included in the Company’s Accounts Receivable balance as of June 28, 2008 and June 30, 2007.

11. COMMON STOCK

Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles the holder of each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company’s outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in 2010. As of June 28, 2008 and June 30, 2007, the Company held 1,745,662 and 1,749,532, respectively, of treasury shares.

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

	Shares On Option	Weighted Average Exercise Price At Grant	Shares Available For Grant
Balance, June 25, 2005	38,238	14.57	723,926
Options granted ($15.60 and $11.69)	42,405	13.39	(42,405)
Options exercised ($12.07 and $11.64)	(9,319)	11.77
Options canceled	(23,249)	—	23,249
Balance, June 24, 2006	48,075	13.50	704,770
Options granted ($13.26 and $13.61)	27,887	13.41	(27,887)
Options exercised ($13.27 and $13.26)	(7,747)	13.26
Options canceled	(27,125)	—	27,125
Balance, June 30, 2007	41,090	13.24	704,008
Options granted ($15.98 and $19.64)	25,415	17.83	(25,415)
Options exercised ($15.60 and $11.69)	(15,520)	13.52
Options canceled	(16,746)	—	16,746
Balance, June 28, 2008	34,239	15.74	695,339

The following information relates to outstanding options as of June 28, 2008:

Weighted average remaining life	1.2 years
Weighted average fair value on grant date of options granted in:
2006	3.72
2007	4.22
2008	6.04

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 34% - 56%, interest - 3.1% to 5.2%, and expected lives - 2 years.

In December 2004, the FASB issued FAS 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted FAS 123(R) at the beginning of fiscal 2006 using the modified prospective method. As a result, compensation expense of $47,800, $60,500 and $62,000 has been recorded for fiscal 2008, 2007 and 2006, respectively. It is not anticipated that future compensation expense related to FAS 123(R) will vary materially from this amount under the current employee stock purchase plan.

12. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

13. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 28, 2008. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries.

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

The Company’s operations are primarily in North America, Brazil and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2008	2007	2006
Sales
United States	$124,427	$124,436	$114,118
North America (other than U.S.)	13,028	11,800	10,937
United Kingdom	37,674	35,397	31,552
Brazil	73,118	57,709	55,187
Eliminations and other	(5,876)	(6,986)	(10,878)
Total	$242,371	$222,356	$200,916

Long-lived Assets
United States	$87,224	$84,703	$89,660
North America (other than U.S.)	516	398	386
United Kingdom	4,495	5,403	6,264
Brazil	16,975	15,744	13,764
Other and eliminations	2,439	2,135	2,138
Total	$111,649	$108,383	$112,212

QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)

Quarter Ended	Net Sales	Gross Profit	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share
Sep. 2006	$51,092	$13,568	$295	$221	$0.03
Dec. 2006	57,110	16,306	1,795	1,242	0.19
Mar. 2007	54,448	16,119	1,877	1,314	0.20
Jun. 2007	59,706	19,833	4,885	3,876	0.58
	$222,356	$65,826	$8,852	$6,653	$1.00
Sep. 2007	$59,550	$18,554	$3,585	$2,330	$0.35
Dec. 2007	62,437	19,545	5,940	3,423	0.52
Mar. 2008	60,101	19,060	4,977	2,861	0.43
Jun. 2008	60,283	19,079	2,369	2,217	0.34
	$242,371	$76,238	$16,871	$10,831	$1.64

The Company’s Class A common stock is traded on the New York Stock Exchange.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2008 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of June 28, 2008, the Company has maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited The L.S. Starrett Company and subsidiaries’ (the “Company”) internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The L.S. Starrett Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 28, 2008 and our report dated September 11, 2008 expressed an unqualified opinion on those financial statements and contained explanatory paragraphs related to the adoption of Financial Accounting Standards Board No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans”, as of June 30, 2007, the adoption of FASB issued Interpretation No. 48 as of July 1, 2007 and the restatement of an error.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 11, 2008

Item 9B - Other Information
None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance
Directors
The information concerning the Directors of the Registrant is contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 8, 2008 (the “2008 Proxy Statement”), which will be mailed to stockholders on or about September 11, 2008. The information in that portion of the 2008 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	56	2001	President and CEO and Director
Randall J. Hylek	53	2005	Chief Financial Officer and Treasurer
Anthony M. Aspin	55	2000	Vice President Sales
Stephen F. Walsh	62	2003	Senior Vice President Operations and Director

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

Item 11 - Executive Compensation
The information concerning management remuneration is contained in (i) General Information Relating to the Board of Directors and Its Committees, and (ii) in Sections C-H of Part I in the Company’s 2008 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)           The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2007 Employees’ Stock Purchase Plan (“2007 Plan”) as of June 28, 2008. The 2007 Plan was approved by stockholders at the Company’s 2007 annual meeting and shares of Class A or Class B common stock may be issued under the 2007 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	34,239	15.74	695,339
Equity compensation plans not approved by security holders	—	—	—
Total	34,239	15.74	695,339

(b)           Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2008 Proxy Statement, and is hereby incorporated by reference.

(c)           Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, is contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2008 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

(d)           The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the Company’s 2008 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2008 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules
(a)           1. Financial statements filed in Item 8 of this annual report:

Consolidated Statements of Operations for each of the three years in the period ended June 28, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2008

Consolidated Balance Sheets at June 28, 2008 and June 30, 2007

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 28, 2008

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

(b)           See Exhibit Index below.

(c)           Not applicable.

Schedule II
The L.S. Starrett Company
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs (1)	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 28, 2008	$1,623	$461	$18	$(1,401)	$701
Year Ended June 30, 2007	1,416	370	(7)	(156)	1,623
Year Ended June 24, 2006	1,125	596	51	(357)	1,416

(1) Represents accounts written off during the year.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

Exhibit

2.1*
Asset Purchase Agreement dated as of April 28, 2006 by and among Starrett Acquisition Corporation, a Delaware Corporation, Tru-Stone Technologies, Inc., a Minnesota corporation (the “Company”), St. Cloud and each individual shareholder of St. Cloud that signed the Asset Purchase Agreement filed with Form 8-K dated May 8, 2006 is hereby incorporated by reference.

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

10a*	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10b*	The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	2002 Employees’ Stock Purchase Plan filed with Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated by reference.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g
Amended and Restated Credit Agreement, dated as of April 28, 2006 by and among The L.S. Starrett Company, a Massachusetts corporation, the Lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Agent, a national banking association. The Credit Agreement filed with Form 8-K dated May 8, 2006 is hereby incorporated by reference.

10h	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

10i*	2007 Employees’ Stock Purchase Plan filed with the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

10j*	Cash Bonus Plan for Executive Officers of the Company, filed herewith.

10k*	Cash Bonus Plan for Anthony M. Aspin, filed herewith.

11	Earnings per share (not considered necessary – no difference in basic and diluted per share amounts).

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

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

Date: September 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DOUGLAS A. STARRETT	SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 11, 2008	Salvador de Camargo, Jr., Sept. 11, 2008
President and CEO and Director	President Starrett Industria e Comercio, Ltda, Brazil

RALPH G. LAWRENCE	TERRY A. PIPER
Ralph G. Lawrence, Sept. 11, 2008	Terry A. Piper, Sept. 11, 2008
Director	Director

RICHARD B. KENNEDY	ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sept. 11, 2008	Robert L. Montgomery, Jr., Sept. 11, 2008
Director	Director

ROBERT J. SIMKEVICH	STEPHEN F. WALSH
Robert J. Simkevich, Sept. 11, 2008	Stephen F. Walsh, Sept. 11, 2008
Corporate Controller	Senior Vice President Operations and Director