Form 10-Q
period 2008-11-06
STARRETT L S CO
filed 2008-11-06
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended	September 27, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

o	For the transition period from		to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS			04-1866480
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS			01331-1915
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		978-249-3551

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

Large Accelerated Filer o Accelerated Filer x Non-Accelerated Filer o Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES o NO x

	Common Shares outstanding as of	October 31, 2008

	Class A Common Shares	5,726,457

	Class B Common Shares	888,440

THE L. S. STARRETT COMPANY

CONTENTS
Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks ended September 27, 2008 and September 29, 2007 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen weeks ended September 27, 2008 and September 29, 2007 (unaudited)	4

Consolidated Balance Sheets – September 27, 2008 (unaudited) and June 28, 2008	5

Consolidated Statements of Stockholders' Equity - thirteen weeks ended September 27, 2008 and September 29, 2007 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3.Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Part II. Other information:

Item 1A.Risk Factors	13-15

Item 6. Exhibits	15

SIGNATURES	15

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended
	9/27/08	9/29/07

Net sales	$67,985	$59,550
Cost of goods sold	(46,792)	(40,996)
Selling and general expense	(17,498)	(14,703)
Other income (expense)	535	(266)

Earnings before income taxes	4,230	3,585
Income tax expense	1,607	1,255

Net earnings	$2,623	$2,330

Basic and diluted earnings per share	$0.40	$0.35

Average outstanding shares used in per share calculations (in thousands):
Basic	6,618	6,596
Diluted	6,627	6,605

Dividends per share	$0.12	$0.10

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended
	9/27/08	9/29/07

Cash flows from operating activities:
Net earnings	$2,623	$2,330
Non-cash items included:
Depreciation	2,356	2,374
Amortization	312	295
Net long-term tax payable	101	-
Deferred taxes	77	447
Unrealized transaction (gains) losses	(24)	202
Retirement benefits	(510)	(821)
Cumulative effect of adopting FIN 48	-	(312)
Working capital changes:
Receivables	(2,231)	(3,115)
Inventories	(4,364)	2,184
Other current assets	(617)	907
Other current liabilities	(195)	(73)
Prepaid pension cost and other	978	345
Net cash (used in) provided by operating activities	(1,494)	4,763

Cash flows from investing activities:
Additions to plant and equipment	(2,968)	(2,397)
(Increase) decrease in investments	3,299	(760)
Purchase of Kinemetric Engineering	-	(2,060)
Net cash (used in) provided by investing activities	331	(5,217)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,036	2,216
Short-term debt repayments	(420)	(2,144)
Long-term debt repayments	(134)	(115)
Common stock issued	156	111
Treasury shares purchased	-	(317)
Dividends	(794)	(660)
Net cash (used in) provided by financing activities	2,844	(909)

Effect of exchange rate changes on cash	(514)	30

Net increase (decrease) in cash	1,167	(1,333)
Cash, beginning of period	6,515	7,708
Cash, end of period	$7,682	$6,375

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)
	Sept. 27 2008 (unaudited)	June 28 2008

ASSETS
Current assets:
Cash	$7,682	$6,515
Investments	15,505	19,806
Accounts receivable (less allowance for doubtful accounts of $798 and $701)	40,781	39,627
Inventories:
Raw materials and supplies	18,126	15,104
Goods in process and finished parts	17,764	16,653
Finished goods	28,867	29,400
	64,757	61,157
Current deferred income tax asset	5,835	5,996
Prepaid expenses, taxes and other current assets	6,132	5,535
Total current assets	140,692	138,636

Property, plant and equipment, at cost (less accumulated depreciation of $131,708 and $131,386)	61,045	60,945
Property held for sale	1,912	1,912
Intangible assets (less accumulated amortization of $2,789 and $2,477)	3,452	3,764
Goodwill	6,032	6,032
Pension asset	34,986	34,643
Other assets	1,101	1,877
Long-term taxes receivable	2,476	2,476
Total assets	$251,696	$250,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$7,742	$4,121
Accounts payable and accrued expenses	18,011	18,041
Accrued salaries and wages	6,279	6,907
Total current liabilities	32,032	29,069

Long-term taxes payable	8,616	8,522
Deferred income taxes	6,289	6,312
Long-term debt	5,699	5,834
Postretirement benefit liability	13,292	13,775
Total liabilities	65,928	63,512

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,733,012 outstanding on 9/27/08, 5,708,100 outstanding on 6/28/08	5,733	5,708
Class B Common $1 par (10,000,000 shrs. authorized) 888,440 outstanding on 9/27/08, 906,065 outstanding on 6/28/08	888	906
Additional paid-in capital	49,777	49,613
Retained earnings reinvested and employed in the business	135,938	134,109
Accumulated other comprehensive loss	(6,568)	(3,563)
Total stockholders' equity	185,768	186,773
Total liabilities and stockholders’ equity	$251,696	$250,285

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended September 27, 2008 and September 29, 2007
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total

Balance June 30, 2007	$5,632	$963	$49,282	$127,023	$(5,786)	$177,114
Comprehensive income (loss):
Net earnings				2,330		2,330
Unrealized net gain (loss) oninvestments and swap agreement					(45)	(45)
Minimum pension liability, net					-	-
Translation gain, net					315	315
Total comprehensive income (loss)						2,600
Tax adjustment for FIN48				(312)		(312)
Dividends ($.10 per share)				(660)		(660)
Treasury shares:
Purchased	(20)		(297)			(317)
Issued	6		105			111
Issuance of stock under ESPP			11			11
Conversion	19	(19)				-

Balance September 29, 2007	$5,637	$944	$49,101	$128,381	$(5,516)	$178,547

Balance June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive income (loss):
Net earnings				2,623		2,623
Unrealized net gain (loss) oninvestments and swap agreement					39	39
Minimum pension liability, net					-	-
Translation loss, net					(3,044)	(3,044)
Total comprehensive income (loss)						(382)
Dividends ($.12 per share)				(794)		(794)
Treasury shares:
Purchased
Issued	7		149			156
Issuance of stock under ESPP			15			15
Conversion	18	(18)				-

Balance September 27, 2008	$5,733	$888	$49,777	$135,938	$(6,568)	$185,768

Cumulative Balance:
Translation loss					$(2,439)
Unrealized loss on investments and swapagreements					(301)
Amounts not recognized as a componentof net periodic benefit cost					(3,828)
					$(6,568)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 2008 and June 28, 2008; the results of operations and cash flows for the thirteen weeks ended September 27, 2008 and September 29, 2007; and changes in stockholders' equity for the thirteen weeks ended September 27, 2008 and September 29, 2007.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 28, 2008, and these financial statements should be read in conjunction with the Annual Report on Form 10-K. Note that signification foreign locations are reported on a one month lag.

Included in investments at September 27, 2008 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under Statement of Financial Accounting Standards (SFAS 115), are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. As of September 27, 2008, the Company had $2.6 million of auction rate securities. Of this amount, $.8 million, which was classified as long-term and included in Other Assets, has been redeemed for par value of $1 million during October 2008 by the broker. The remaining $1.7 million remains classified as investments based upon the broker’s announced buyback at par which is expected to occur during November 2008. Cash and investments held in foreign locations amounted to $18.0 million and $18.8 million at September 27, 2008 and June 28, 2008. The other significant component of investments at September 27, 2008 is $10.3 million of investments in certificate of deposit which are carried at cost.

Accounts payable and accrued expenses at September 27, 2008 and June 28, 2008 consisted primarily of accounts payable ($7.8 million and $9.0 million), accrued benefits ($1.2 million and $1.1 million) and accrued taxes other than income taxes ($1.6 million and $2.1 million).

Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended September
	2008	2007

Interest income	$317	$311
Interest expense and commitment fees	(182)	(255)
Realized and unrealized exchange gains (losses), net	430	(199)
Other	(30)	(123)
Other income (expense)	$535	$(266)

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2003. Currently, we do not have any income tax audits in progress in the numerous federal, state, local and international jurisdictions in which we operate. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 1997-2006 still open for examination).

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of June 28, 2008. The amount did not change significantly during the three months ended September 27, 2008.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended September
	2008	2007

Service cost	$573	$931
Interest cost	1,784	2,965
Expected return on plan assets	(2,636)	(4,227)
Amort. of transition obligation	-	-
Amort. of prior service cost	110	198
Amort. of unrecognized (gain) loss	(3)	(2)
	$(172)	$(135)

Net periodic costs for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended September
	2008	2007

Service cost	$88	$99
Interest cost	177	180
Amort. of prior service cost	(226)	(226)
Amort. of unrecognized loss	-	22
	$39	$75

Approximately 52% of all inventories are valued on the LIFO method.  LIFO inventories were $19.2 million and $17.9 million at September 27, 2008 and June 28, 2008, respectively, such amounts being approximately $29.3 million and $27.5 million, respectively, less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):
	Sept. 27, 2008	June 28, 2008

Reducing revolver	$7,200	$7,200
Capitalized lease obligations payable in Brazilian currency due 2009-2011, 13.3%-23.1%	1,426	1,569
	8,626	8,769
Less current portion	2,927	2,935
	$5,699	$5,834

Current notes payable primarily in Brazilian currency carry interest at up to 23%. The average rate for the current quarter was approximately 6.2%.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of FAS 162 to have a material impact on the Company’s financial reporting.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active,” which clarifies the application of FAS 157 for financial assets in a market that is not active. The Company has not determined the impact, if any, of the adoption of FAS 157 or FSP 157-3.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
The Company enjoyed strong financial results in the first quarter of fiscal 2009.  Sales increased 14% and after tax earnings increased 18% over the same quarter of fiscal 2008.  The Company had net income of $2.6 million, an increase of 12.5%, or $.40 per basic and diluted share, in the first quarter of fiscal 2009 (fiscal 2009 quarter) compared to a net income of $2.3 million, or $.35 per basic and diluted share, in the first quarter of fiscal 2008 (fiscal 2008 quarter).  This represents an increase in net income of $.3 million comprised of an increase in gross margin of $2.6 million, an increase of other income of $.8 million, offset by an increase of $2.8 million in selling, general and administrative costs and an increase in income tax expense of $.4 million.  Both domestic and international markets contributed to this improved performance.  These items are discussed in more detail below.

Net Sales
Net sales for the fiscal 2009 quarter increased 14% compared to the fiscal 2008 quarter.  Foreign sales excluding North America increased $8.3 million or 26.4% (24.1% in local currency), while North American sales increased $.1 million or .4%.  The increase in North American sales is attributed to stable U.S. industrial sector demand and increased penetration in Mexico and the acquisition of Kinemetric Engineering.

Foreign sales were driven by strong sales in the Brazilian domestic market as a result of increased marketing efforts driving higher brand recognition, and the general expansion worldwide into newer markets, including Eastern Europe, the Middle East and China.

Earnings before income taxes
The fiscal 2009 quarter's pretax earnings of $4.2 million represent an increase of pre-tax earnings of $.6 million or 18.0% increase from the fiscal 2008 quarter’s pre-tax earnings of $3.6 million.  Approximately $2.6 million is at the gross margin line.  The gross margin percentage remained unchanged at 31.2% from the fiscal 2008 quarter to the fiscal 2009 quarter.  The stable gross margin is primarily a result of higher sales dollar volume, the impact of lean manufacturing initiatives, and cost reductions at the Evans Division offset by certain material cost increases that could not be fully passed on to customers.  Effects of LIFO liquidations were not material in the fiscal 2009 quarter.

Selling and general expense increased $2.8 million.  As a percentage of sales, selling and general expenses increased from 24.7% in the fiscal 2008 quarter to 25.7% in the fiscal 2009 quarter.  The increase in selling, general and administrative expense is primarily a result of higher commissions due to higher sales ($.1 million), profit sharing and bonus ($.4 million), increases in professional fees ($.5 million), increases in computer maintenance and support ($.1 million), the acquisition of Kinemetric ($.3 million), and expansion of sales offices and personnel in Mexico and China ($.2 million).

The income increase in other income (expense) results primarily from a realization of exchange gains in the fiscal 2009 quarter versus exchange losses in the fiscal 2008 quarter.

Income taxes
The effective income tax rate is 38% in the fiscal 2009 quarter versus 35% for the fiscal 2008 quarter.  Both rates reflect a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the anticipated effect of the Brazilian dividend to be paid in the second quarter of fiscal 2009 and the dividend paid in the third quarter of fiscal 2008.  The change in the effective rate percentage reflects the lesser impact of permanent book/tax differences and the Brazilian dividend on a larger income before tax in fiscal 2009.

No changes in valuation allowances relating to foreign NOL’s, foreign tax credit carryforwards and certain state NOL’s are anticipated for fiscal 2009 at this time.  The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted net income of $.40 per share in the fiscal 2009 quarter compared to basic and diluted net income per share of $.35 in the fiscal 2008 quarter. The change in earnings per share is a 14% increase over first quarter 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended
	9/27/08	9/29/07

Cash provided by (used in) operations	$(1,494)	$4,763
Cash provided by (used in) investing activities	331	(5,217)
Cash provided by (used in) financing activities	2,844	(909)

Cash used by operations in the fiscal 2009 quarter resulted primarily from increases in inventories and decreases in other current liabilities.  This was offset by an improvement in net earnings and smaller increases in receivables compared to the fiscal 2008 quarter.

The Company’s investing activities during the fiscal 2009 quarter consist of expenditures for plant and equipment offset by the sale of investments.  The acquisition of Kinemetric Engineering was a significant investment in the fiscal 2008 quarter.

Cash flows related to financing activities are primarily the temporary use of the line of credit offset by the payment of dividends and repayment of debt.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of September 27, 2008, $4.0 million was temporarily taken down for short-term working capital purposes and $1.0 million was being utilized in the form of standby letters of credit for insurance purposes.  As certain investments are redeemed during November 2008, it is expected that the line of credit takedown will be repaid.  Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral.  The Company has a working capital ratio of 4.4 to one as of September 27, 2008 and 4.8 to one as of June 28, 2008.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to approximately 50% of its consolidated sales.

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

The Tru-Stone acquisition in April 2006 represented a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business have improved as the Company’s existing granite surface plate facility was consolidated into Tru-Stone, where average gross margins have been higher. Along the same lines, the Kinemetric Engineering acquisition in July 2007 represented another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’s existing optical projection line, has provided a very comprehensive product offering.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The second footnote to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; investments; and normal expense accruals for such things as workers’ compensation and employee medical expenses.

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

The allowance for doubtful accounts and sales returns of $1.1 million and $1.2 million as of September 27, 2008 and June 28, 2008, respectively, is based on the Company’s assessment of the collectibility of specific customer accounts, the aging of the Company’s accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than the Company’s previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company, the Company could be adversely affected.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 27, 2008, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2008 Annual Report on Form 10-K. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $6.6 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $13.7 million and debt of $7.2 million at September 27, 2008) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $1.8 million by $11,000.

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 27, 2008, and they have concluded that the Company’s disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to Customer Concentration: Sears sales and unit volume has decreased significantly during fiscal 2008 and 2007. This situation is problematic and if the Sears brands (i.e., Craftsman) the Company supports are no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have, and may continue to, place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Stock Market Performance: Although the Company's domestic defined benefit pension plan is overfunded, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share. There would also be a similar risk for the Company’s UK plan, which was underfunded during fiscal 2006 and 2007.  In fact, there has been a significant drop in the stock market for the first few months of fiscal 2009 resulting in a drop in the overfunding status from $37.4 million at June 28, 2008 to approximately $10 million at October 31, 2008.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	November 6, 2008	R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	November 6, 2008	R. J. Simkevich
R. J. Simkevich (Corporate Controller)