Form 10-Q
period 2009-02-04
STARRETT L S CO
filed 2009-02-05
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended	December 27, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

o	For the transition period from		to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS			04-1866480
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS			01331-1915
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		978-249-3551

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

Large Accelerated Filer o Accelerated Filer x Non-Accelerated Filer o Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES o NO x

	Common Shares outstanding as of	January 31, 2009

	Class A Common Shares	5,744,988

	Class B Common Shares	879,135

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks and twenty-six weeks ended December 27, 2008 and December 29, 2007 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen weeks and twenty-six weeks ended December 27, 2008 and December 29, 2007 (unaudited)	4

Consolidated Balance Sheets – December 27, 2008 (unaudited) and June 28, 2008	5

Consolidated Statements of Stockholders' Equity - twenty-six weeks ended December 27, 2008 and December 29, 2007 (unaudited)	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations	11-16

Item 3. Quantitative and Qualitative Disclosures AboutMarket Risk	16

Item 4. Controls and Procedures	16

Part II. Other information:

Item 1A. Risk Factors	16-18

Item 2. Unregistered Sales of Equity Securities and Use ofProceeds	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	19

SIGNATURES	19

EXHIBIT INDEX	20

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/27/08	12/29/07	12/27/08	12/29/07

Net sales	$54,081	$62,436	$122,066	$121,986
Cost of goods sold	(37,766)	(42,892)	(84,558)	(83,888)
Selling and general expense	(15,493)	(15,766)	(32,991)	(30,469)
Other income (expense)	820	2,162	1,355	1,896

Earnings before income taxes	1,642	5,940	5,872	9,525
Income tax expense	507	2,517	2,114	3,772

Net earnings	$1,135	$3,423	$3,758	$5,753

Basic and diluted earnings per share	$.17	$.52	$.57	$.87

Average outstanding shares used in per share calculations (in thousands):
Basic	6,617	6,587	6,617	6,591
Diluted	6,620	6,596	6,624	6,601

Dividends per share	$.12	$.20	$.24	$.30

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/27/08	12/29/07	12/27/08	12/29/07

Cash flows from operating activities:
Net earnings	$1,135	$3,423	$3,758	$5,753
Non-cash items included:
Gain from sale of real estate	-	(1,703)	-	(1,703)
Depreciation	2,150	2,465	4,506	4,839
Impaired assets	-	95	-	95
Amortization	312	321	624	616
Net long-term tax payable	123	-	224	-
Deferred taxes	(639)	660	(562)	1,107
Unrealized transaction (gains) losses	1,319	(758)	1,295	(556)
Retirement benefits	(479)	(922)	(989)	(1,743)
Cumulative effect of adopting FIN48	-	-	-	(313)
Working capital changes:
Receivables	3,231	2,384	1,000	(730)
Inventories	(6,745)	2,628	(11,109)	4,812
Other current assets	(144)	(239)	(761)	668
Other current liabilities	(2,980)	1,117	(3,175)	1,044
Prepaid pension cost and other	854	303	1,832	648

Net cash (used in) provided by operating activities	(1,863)	9,774	(3,357)	14,537

Cash flows (used in) provided by investing activities:
Additions to plant and equipment	(2,457)	(1,701)	(5,425)	(4,098)
Proceeds from sale of real estate	-	2,416	-	2,416
Decrease (increase) in investments	3,384	(9,090)	6,683	(9,850)
Purchase of Kinemetric Engineering	(270)	-	(270)	(2,060)

Net cash provided by (used in) investing activities	657	(8,375)	988	(13,592)

Cash flows (used in) provided by financing activities:
Proceeds from short-term borrowings	5,610	2,265	9,646	4,481
Short-term debt repayments	(3,945)	(1,567)	(4,365)	(3,711)
Long-term debt repayments	(56)	(109)	(190)	(224)
Proceeds from common stock issued	176	157	332	268
Treasury shares purchased	(188)	-	(188)	(317)
Dividends	(795)	(1,318)	(1,589)	(1,978)
Net cash provided by (used in) financing activities	802	(572)	3,646	(1,481)

Effect of exchange rate changes on cash	(1,146)	136	(1,660)	166

Net (decrease) increase in cash	(1,550)	963	(383)	(370)
Cash, beginning of period	7,682	6,375	6,515	7,708
Cash, end of period	$6,132	$7,338	$6,132	$7,338

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	Dec. 27 2008 (unaudited)	June 28 2008

ASSETS
Current assets:
Cash	$6,132	$6,515
Investments	10,295	19,806
Accounts receivable (less allowance for doubtful accounts of $664 and $701)	30,797	39,627
Inventories:
Raw materials and supplies	19,728	15,104
Goods in process and finished parts	17,404	16,653
Finished goods	26,146	29,400
	63,278	61,157
Current deferred income tax asset	5,631	5,996
Prepaid expenses, taxes and other current assets	5,397	5,535
Total current assets	121,530	138,636

Property, plant and equipment, at cost (less accumulated depreciation of $116,522 and $131,386)	55,566	60,945
Property held for sale	1,912	1,912
Intangible assets (less accumulated amortization of $3,101 and $2,477)	3,140	3,764
Goodwill	6,302	6,032
Pension asset	35,335	34,643
Other assets	291	1,877
Long-term taxes receivable	2,905	2,476
Total assets	$226,981	$250,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$9,080	$4,121
Accounts payable and accrued expenses	12,961	18,041
Accrued salaries and wages	5,380	6,907
Total current liabilities	27,421	29,069

Long-term taxes payable	8,551	8,522
Deferred income taxes	5,815	6,312
Long-term debt	5,334	5,834
Postretirement benefit liability	12,682	13,775
Total liabilities	59,803	63,512

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,739,388 outstanding on 12/27/08, 5,708,100 outstanding on 6/28/08	5,739	5,708
Class B Common $1 par (10,000,000 shrs. authorized) 879,135 outstanding on 12/27/08, 906,065 outstanding on 6/28/08	879	906
Additional paid-in capital	49,784	49,613
Retained earnings reinvested and employed in the business	136,278	134,109
Accumulated other comprehensive loss	(25,502)	(3,563)
Total stockholders' equity	167,178	186,773
Total liabilities and stockholders’ equity	$226,981	$250,285
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Twenty-six Weeks Ended December 27, 2008 and December 29, 2007
(in thousands of dollars except per share data)
(unaudited)
	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com-prehensive Loss	Total
Balance June 30, 2007	$5,632	$963	$49,282	$127,023	$(5,786)	$177,114
Comprehensive income (loss):
Net earnings				5,753		5,753
Unrealized net loss on investments andswap agreement					(36)	(36)
Translation gain, net					4,243	4,243
Total comprehensive income						9,960
Tax adjustment for FIN 48				(313)		(313)
Dividends ($.30 per share)				(1,978)		(1,978)
Treasury shares:
Purchased	(20)		(297)			(317)
Issued	10		177			187
Issuance of stock under ESPP		5	99			104
Conversion	44	(44)				-

Balance December 29, 2007	$5,666	$924	$49,261	$130,485	$(1,579)	$184,757

Balance June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive income (loss):
Net earnings				3,758		3,758
Unrealized net gain on investments andswap agreement					229	229
Translation loss, net					(22,168)	(22,168)
Total comprehensive loss						(18,181)
Dividends ($.24 per share)				(1,589)		(1,589)
Treasury shares:
Purchased	(15)		(173)			(188)
Issued	15		268			283
Issuance of stock under ESPP		4	76			80
Conversion	31	(31)				-

Balance December 27, 2008	$5,739	$879	$49,784	$136,278	$(25,502)	$167,178

Cumulative Balance:
Translation loss					(21,562)
Unrealized loss on investments and swapagreements					(112)
Amounts not recognized as a component of net periodic benefit cost					(3,828)
					$(25,502)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 27, 2008 and June 28, 2008; the results of operations and cash flows for the thirteen and twenty-six weeks ended December 27, 2008 and December 29, 2007; and changes in stockholders' equity for the twenty-six weeks ended December 27, 2008 and December 29, 2007.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the year ended June 28, 2008, and these financial statements should be read in conjunction with said Annual Report on Form 10-K. Note that significant foreign locations are reported on a one month lag.

Included in investments at December 27, 2008 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. Cash and investments held in foreign locations amounted to $11.4 million and $18.8 million at December 27, 2008 and June 28, 2008, respectively. The other significant component of investments at December 27, 2008 is $7.1 million of investments in certificates of deposit which are carried at cost.

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with Statement No. 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

-
Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

-
Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. The Company does not currently have any Level 2 financial assets.

-
Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. The Company does not currently have any Level 3 financial assets.

As of December 27, 2008, the Company’s Level 1 financial assets were as follows:

Level 1

Money Market Funds	$1,462
Certificates of Deposits	7,082
International Bonds	1,751
$10,295

The Company has determined that a triggering event has occurred during the second quarter of fiscal 2009 relating to the $5.3 million of goodwill on acquisition of Tru-Stone. This event is represented by a downturn in quarterly sales and the outlook for their markets served. In accordance with FAS 142, Goodwill and Other Intangibles, the Company performed the step one evaluation on the carrying value and tangible book value of Tru-Stone, using a discounted cash flow methodology, which resulted in an implied fair value greater than the carrying value. Further, the Company’s stock price has been trading below its book value and tangible book value for over four consecutive quarters. The Company attributes this low stock price to both the overall market conditions and company specific factors, including low trading volume of the Company’s stock. On this basis, the Company did not consider it necessary to perform a step one analysis on the other remaining reporting unit with goodwill.

Accounts payable and accrued expenses at December 27, 2008 and June 28, 2008 consisted primarily of accounts payable ($5.8 million and $9.0 million), accrued benefits ($1.2 million and $1.1 million), accrued taxes other than income ($.8 million and $2.1 million), and other accrued expenses ($5.1 million and $5.8 million).

Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2008	2007	2008	2007

Interest income	$224	$423	$541	$734
Interest expense and commitment fees	(214)	(198)	(396)	(453)
Realized and unrealized exchange gains	668	278	1,098	79
Gains on sale of real estate	-	1,703	-	1,703
Other	142	(44)	112	(167)
	$820	$2,162	$1,355	$1,896

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2008. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing FIN No. 48, the Company recognized a cumulative effect adjustment of $.3 million to decrease the July 1, 2007 retained earnings balance and increase long-term tax payable. Also in connection with this implementation the Company has reclassified $2.9 million of unrecognized tax benefits into a long-term taxes receivable representing the corollary effect of transfer pricing competent authority adjustments.
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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2003. Currently, the Company does not have any income tax audits in progress at the Federal level, or in the numerous states, local and international jurisdictions in which it operates. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 1997-2006 still open for examination).

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of June 28, 2008. The amount did not change significantly during the six months ended December 27, 2008.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2008	2007	2008	2007

Service cost	$556	$555	$1,129	$1,199
Interest cost	1,710	1,658	3,494	3,503
Expected return on plan assets	(2,561)	(2,959)	(5,197)	(5,909)
Amort. of prior service cost	105	112	215	224
Amort. of unrecognized (gain) loss	(3)	(2)	(6)	(4)
	$(193)	$(636)	$(365)	$(987)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2008	2007	2008	2007

Service cost	$88	$97	$176	$197
Interest cost	177	191	354	371
Amort. of prior service cost	(226)	(226)	(452)	(453)
Amort. of unrecognized loss	-	35	-	57
	$39	$97	$78	$172

Approximately 56% of all inventories are valued on the LIFO method. LIFO inventories were $21.6 million and $17.9 million, respectively, at December 27, 2008 and June 28, 2008, such amounts being approximately $32.3 and $27.5 million less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented.

Long-term debt is comprised of the following (in thousands):
	December 27, 2008	June 28, 2008

Reducing revolver	$7,200	$7,200
Capitalized lease obligations payable in Brazilian currency due 2009-2011, 13.3%-23.1%	897	1,569
	$8,097	$8,769
Less current portion	2,763	2,935
	$5,334	$5,834

Current notes payable, primarily in Brazilian currency, carry interest at up to 23.1%. The average rate for the quarter ended December 27, 2008 was approximately 19.4%.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States (“U.S. GAAP”). SFAS 159 has been adopted by the Company beginning in the first quarter of fiscal 2009, and the Company has determined SFAS 159 has no material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008, which is October 1, 2009 for the Company. The Company is currently evaluating the impact of the provisions of SFAS 141R on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Beginning in fiscal years ending after December 15, 2009, employers will be required to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FSP FAS 132R-1 was issued in response to users’ concerns that employers’ financial statements do not provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. In current disclosures of the major categories of plan assets, many employers provide information about only four asset categories: equity, debt, real estate, and other investments. For many employers, the “other investment” category has increased to include a significant percentage of plan assets. Users indicate that such disclosure is not sufficiently specific to permit evaluation of the nature and risks of assets held as investments.

FSP FAS 132R-1’s amended disclosure requirements about plan assets are principles-based. The objectives of the disclosures are to provide users with an understanding of the following:
-	How investment decisions are made, including factors necessary to understanding investment policies and strategies
-	The major categories of plan assets
-	The inputs and valuation techniques used to measure the fair value of plan assets
-	The effect of fair value measurements using significant unobservable inputs (Level 3 measurements in Statement 157 on changes in plan assets for the period)
-	Significant concentrations of risk within plan assets
Employers are required to consider these overall disclosure objectives in providing the detailed disclosures required by Statement 132R, as amended by FSP FAS 132R-1.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not believe that SFAS No. 160 will have an impact on its consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 27, 2008 AND DECEMBER 29, 2007

Overview
The Company experienced the severity of the global economic recession during the quarter. Net income was $1.1 million, or $.17 per basic and diluted share, in the second quarter of fiscal 2009 (fiscal 2009 quarter) compared to net income of $3.4 million, or $.52 per basic and diluted share, in the second quarter of fiscal 2008 (fiscal 2008 quarter). The quarter to quarter comparison was negatively impacted by lower sales volume and the strengthening of the U.S. dollar upon consolidation of international results. This represents a decrease in net income of $2.3 million comprised of decreases in gross margin of $3.2 million and other income of $1.3 million. This was offset by a decrease of $.3 million in selling, general and administrative costs, and a decrease in income tax expense of $2.0 million. These items are discussed in more detail below.

Net Sales
Net sales for the fiscal 2009 quarter were $54.1 million, a decrease of 13% compared to the fiscal 2008 quarter. North American sales decreased $3.9 million or 13%, while international sales excluding North America decreased $4.4 million or 18% (1% in local currency). The decrease in North American sales is related to the widening of the recession to the manufacturing sector in the U.S., lower Evans Rule sales to the construction sector, and decreased sales in Canada. It is likely that the Company’s results will continue to be impacted by the current global financial crises.

The decrease in international sales is driven by the weakening of the Brazilian Real, British Pound, and Australian Dollar against the U.S. Dollar, partially offset by greater penetration into the Chinese markets.

Earnings before income taxes
The fiscal 2009 quarter's earnings before income taxes of $1.6 million represents a decrease of earnings before income taxes of $4.3 million from the fiscal 2008 quarter’s earnings before income taxes of $5.9 million. Approximately $3.2 million of the decrease is at the gross margin line. The gross margin percentage decreased from 31.3% in the fiscal 2008 quarter to 30.2% in the fiscal 2009 quarter. The decrease in gross margin is primarily a result of sales decreases quarter over quarter, lower overhead absorption ($.2 million) at both domestic and international operations due to this lower sales dollar volume.

Selling and general expense is decreased $.3 million. However, as a percentage of sales, selling and general expenses increased from 25.2% in the fiscal 2008 quarter to 28.6% in the fiscal 2009 quarter. The decrease in selling and general expense is primarily a result of reduced accruals for incentives for the fiscal 2009 quarter ($.2 million), and a decrease in professional fees ($.3 million).

The fiscal 2008 quarter includes in other income a one-time gain of $1.7 million from the sale of the Company’s Glendale, Arizona facility on October 19, 2007 for proceeds of $2.4 million.

Income Taxes
The effective income tax rate is 30.9% in the fiscal 2009 quarter versus 42.4% for the fiscal 2008 quarter. Both rates reflect a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the effect of the deduction allowable for the Brazilian dividend paid in the second quarter of fiscal 2008 and the dividend paid in the third quarter of fiscal 2007. The change in the effective rate percentage reflects the increased impact of the Brazilian dividend due to lower forecasted taxable income.

No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s are anticipated for fiscal 2009 at this time other than reversals relating to realization of NOL benefits for certain foreign subsidiaries. The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted net earnings of $.17 per share in the fiscal 2009 quarter compared to a basic and diluted net earnings per share of $.52 in the fiscal 2008 quarter, a decrease of $.35 per share. Included in the $.52 per share for the fiscal 2008 quarter is $.15 per share related to the sale of the Glendale facility.

SIX MONTH PERIODS ENDED DECEMBER 27, 2008 AND DECEMBER 29, 2007

Overview
The Company had net income of $3.8 million, or $.57 per basic and diluted share in the first six months of fiscal 2009, compared to net income of $5.8 million, or $.87 per basic and diluted share in the first six months of fiscal 2008. This represents a decrease in net income of $2.0 million comprised of a decrease in gross margin of $.6 million, an increase in selling, general and administrative expenses of $2.5 million and a decrease in other income of $.5 million, offset by a decrease in income tax expense of $1.7 million.

Net Sales
Net sales for the first six months of fiscal 2009 were $122.1 million, up $.1 million compared to the first six months of fiscal 2008. Domestic sales were flat, while international sales increased 8% (7% increase in local currency). North American sales reflect flat U.S., Canadian and Mexican demand and lower Evans Rule sales to Sears, partially offset by the acquisition of Kinemetrics.

The increase in international sales is driven by strong sales in the Brazilian domestic markets and continued expansion in global markets, including Eastern Europe, the Middle East and China, offset by the weakening of the Brazilian Real and British Pound against the U.S. Dollar.

Earnings before income taxes
The earnings before income taxes for the first six months of fiscal 2009 were $5.9 million compared to $9.5 million of earnings before income taxes for the first six months of fiscal 2008.

This represents a decrease of earnings before income taxes of $3.6 million. Approximately $.6 million of this decrease is at the gross margin line. The gross margin percentage decreased from 31.2% in the first six months of fiscal 2008 to 30.7% in the first six months of fiscal 2009. The decrease in gross margin reflects lower sales from period to period and decreases of fixed overhead absorption at domestic manufacturing locations as a result of less capacity utilization, partially offset by the reduction of cost of sales at the Evans Rule Division.

This decrease in gross margin is accompanied by an increase of $2.5 million in selling and general expense from the first six months of fiscal 2008 to the first six months of fiscal 2009. The increase in selling and general expense is primarily a result of accruals for incentives for the first six months of fiscal 2009 ($.2 million), higher commissions due to higher sales ($.1 million), increases in computer maintenance and support ($.2 million) and additional salaries related primarily to sales and marketing ($.7 million). Finally, higher foreign exchange gains($1.0 million) during the first six months of fiscal 2009 and a one-time gain of $1.7 million from the sale of the Company’s Glendale, Arizona facility during the first six months of fiscal 2008, primarily contributed to a $.5 million decrease in other income.

Income Taxes
The effective income tax rate is a 36.0% provision for the first six months of fiscal 2009 versus a 39.6% tax rate for the first six months of fiscal 2008. Both rates reflect a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the deduction allowable for the Brazilian dividend paid in December 2008 and December 2007. The change in the effective rate percentage primarily reflects the larger impact of the Brazilian dividend on lower anticipated earnings for fiscal 2009. No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credit carryforwards and certain state NOL’s are anticipated for fiscal 2009 at this time other than reversals relating to realization of NOL benefits for certain foreign subsidiaries.

The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward of approximately $2.5 million reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted net earnings per share for the first six months of fiscal 2009 of $.57 per share compared to an earnings per share of $.87 in the first six months of fiscal 2008, a decrease of $.30 per share. Included in the $.87 per share for the first six months of fiscal 2008 is $.15 per share related to the sale of the Glendale facility.

LIQUIDITY AND CAPITAL RESOURCES

	13 Weeks Ended		26 Weeks Ended
	12/27/08	12/29/07	12/27/08	12/29/07
Cash flows (in thousands)
Cash (used in) provided by operations	(1,863)	9,774	(3,357)	14,537
Cash provided from (used in) investing activities	657	(8,375)	988	(13,592)
Cash provided from (used in) financing activities	802	(572)	3,646	(1,481)

The fiscal 2009 quarter showed a use of cash in operations of $1.9 million compared to $9.8 million of cash generated in operations in the fiscal 2008 quarter. This decrease is driven by lower net earnings, an increase in inventories and a decrease in current liabilities, partially offset by a reduction in receivables.

For the first six months of fiscal 2009, there was a $3.4 million use of cash in operations compared to $14.5 million of cash generated in the same six month period a year ago. This decrease is driven by lower net earnings, an increase in inventories and an decrease in current liabilities, partially offset by a reduction in receivables.

It is anticipated that inventory levels will decrease over the next quarter as usage exceeds incoming receipts.

The Company’s investing activities for the fiscal 2009 quarter and six month period consist of expenditures for plant and equipment, the use of short-term investments and an earnout related to the purchase of Kinemetrics. Expenditures for plant and equipment were relatively consistent when comparing the fiscal 2009 quarter to the same period a year ago. Such expenditures for the six month period increased compared to the same period a year ago as replacement equipment was required at certain plant locations. The proceeds from the sale of the Glendale distribution facility is included in the fiscal 2008 quarter and the first six months of fiscal 2008. The purchase of Kinemetrics was completed in the first quarter of fiscal 2008 and is included in the prior six month period. The amount included in the fiscal 2009 quarter and six month period represents additional purchase price relating to an earn-out provision for the Kinemetrics acquisition.

Cash flows related to financing activities are primarily the takedown of the line of credit, the payment of dividends and repayments of debt.

The Company maintains a defined benefit pension plan which as of December 27, 2008 was overfunded for accounting and for funding purposes although the amount of this overfunding has decreased dramatically since June 28, 2008 due to a significant decline in the U.S. stock market. Due to the continued overfunded status however, it is not anticipated that the Company will be required to provide any funding for this plan during fiscal 2009.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and work force and dividend reductions (see Strategic and Other Activities below). In addition to its cash and investments, the Company maintains a $10 million line of credit, of which, as of December 27, 2008, $5.0 million was taken down for short-term working capital purposes and $1.0 million is being utilized in the form of standby letters of credit for insurance purposes. This line of credit will terminate as of April 28, 2009. It is expected to be renewed prior to that date. As certain investments are redeemed at maturity in January and February 2009, it is expected that the takedown related to the line of credit will be repaid. As of December 27, 2008, the Company is in compliance with all debt covenants related to its Reducing Revolver and its Line of Credit Agreement. Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral in order to maintain the credit agreement. The Company has a working capital ratio of 4.4 to one as of December 27, 2008 and 4.8 to one as of June 28, 2008.

STRATEGIC AND OTHER ACTIVITIES
Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, forcing the Company to adapt to this new, highly competitive business environment. The Company continuously evaluates most all aspects of its business, aiming for new world-class ideas to set itself apart from its competition.

The strategic focus has shifted from manufacturing locations to global brand building through product portfolio and distribution channel management while reducing costs through lean manufacturing, plant consolidations, global sourcing and improved logistics.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to approximately 45% of its consolidated sales.

On September 21, 2006, the Company sold its Alum Bank, PA level manufacturing plant and relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Rule Division facilities in Puerto Rico and Charleston, SC has been transferred to the Dominican Republic. The Company vacated and plans to sell its Evans Rule facility in North Charleston, SC. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, AZ facility, which was sold in fiscal 2008. Also during fiscal 2006, the Company began a lean manufacturing initiative in its Athol, MA facility, which has reduced costs over time. This initiative has continued through fiscal 2007 and 2008 and has continued in fiscal 2009.

The Tru-Stone acquisition in April 2006 represented a strategic acquisition for the Company in that it provides an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business have improved as the Company’s existing granite surface plate facility was consolidated into Tru-Stone, where average gross margins have been higher. Along the same line, the Kinemetric Engineering acquisition in July 2007 represented another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’s existing optical projection line, has provided a very comprehensive product offering.

If the Company continues to be impacted by the worldwide recession, there will likely be layoffs, shortened hours per week and possible temporary idling of manufacturing plants to reduce costs in the short-term.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission’s rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first note to the Company's Consolidated Financial Statements included in the Form 10-K for the year ended June 28, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for doubtful accounts and sales returns of $1.0 million and $1.2 million as of December 27, 2008 and June 28, 2008, respectively, is based on the Company’s assessment of the collectability of specific customer accounts, the aging of the Company’s accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than the Company’s previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company, the Company could be adversely affected.

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

The Company assesses the fair value of its goodwill, generally based upon a discounted cash flow methodology as of fiscal year end or when other circumstances would indicate potential impairment. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. If the carrying amount of the goodwill is greater than the fair value, goodwill impairment may be present. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company has determined that a triggering event has occurred during the second quarter of fiscal 2009 relating to the $5.3 million of goodwill on acquisition of Tru-Stone. This event is represented by a downturn in quarterly sales and the outlook for their markets served. In accordance with FAS 142, Goodwill and Other Intangibles, the Company performed the step one evaluation on the carrying value and tangible book value of Tru-Stone, using a discounted cash flow methodology, which resulted in an implied fair value greater than the carrying value. Continued unfavorable economic conditions may continue to have an adverse impact on the business and potentially result in goodwill impairment in the future. Further, the Company’s stock price has been trading below its book value and tangible book value for over four consecutive quarters. The Company attributes this low stock price to both the overall market conditions and company specific factors, including low trading volume of the Company’s stock. On this basis, the Company did not consider it necessary to perform a step one analysis on the other remaining reporting unit with goodwill.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 27, 2008, the Company was party to an interest rate swap agreement, which is more fully described in the Company’s fiscal 2008 Annual Report on Form 10-K. The Company does engage in limited hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $12.6 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily variable rate investments of $8.7 million and debt of $7.2 million at December 27, 2008) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would have an insignificant impact the fair value of the Company's fixed rate investments of approximately $6.9 million.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 27, 2008, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to the Economy: The Company’s results of operations are materially affected by the conditions in the global economy. The current global financial crisis, which began last year, has deteriorated further and has caused extreme volatility and disruptions in the capital and credit markets. U.S. and foreign economies have experienced and continue to experience significant declines in employment, household wealth and lending. Businesses, including the Company and its customers, have faced and may continue to face weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. Economic and market conditions may worsen and could negatively impact the Company’s results of operations.

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

Risks Related to Customer Concentration: Sears sales and unit volume have decreased significantly during fiscal 2007 and 2008 and the first half of fiscal 2009 has been flat with prior periods. This situation is problematic and if the Sears Craftsman brand we support is no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have placed, and may continue to place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers' compensation, medical, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. The Company self-insures for dental benefits and retains risk in the form of deductibles and sublimits for most coverages noted above. Depending on the risk, deductibles can be as high as 5% of the loss or $.5 million.

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

Risks Related to Stock Market Performance: Although the Company's domestic defined benefit pension plan is overfunded, another significant drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share and additional funding of the plans may also be necessary. There would be a similar risk to the Company’s UK plan, which was underfunded during fiscal 2007 and 2008.

Risks Related to Acquisitions: Acquisitions, such as our acquisition of Tru-Stone in fiscal 2006 and Kinemetric Engineering in fiscal 2008, involve special risks, including, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, the failure to successfully integrate and realize the expected benefits of such acquisitions could have an adverse effect on the Company’s business, financial condition and operating results.

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

Risks Related to Information Systems. The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data relating to its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or the Company’s failure to implement and operate such systems effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended December 27, 2008 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
9/27/08-11/1/08	15,000	$12.55	15,000	none
11/2/08-11/29/08	none			none
11/30/08-12/27/08	none			none

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on October 8, 2008.
(c)        The following directors were elected at the annual meeting:
	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Class A shares voting as separate class:
Ralph G. Lawrence	4,912,558	297,084	N/A
Class A and B shares voting together:
Stephen F. Walsh	12,043,428	272,364	N/A
Salvador de Camargo, Jr.	12,123,545	352,484	N/A

Item 6.                      Exhibits

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 5, 2009	S/R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	February 5, 2009	S/R. J. Simkevich
R.J. Simkevich (Corporate Controller)

EXHIBIT INDEX

Exhibit Number                                Description

10.1	Change in Control Agreement, dated as of January 16, 2009, between the Company and Douglas A. Starrett.

10.2	Form of Change in Control Agreements, dated as of January 16, 2009, executed separately by the Company and each of Randall J. Hylek and Stephen F. Walsh.

10.3	Form of Non-Compete Agreements, dated as of January 16, 2009, executed separately by the Company and each of Douglas A Starrett, Randall J. Hylek and Stephen F. Walsh.

31.a	Certification of Chief Executive Officer pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

31.b	Certification of Chief Financial Officer pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).