Form 10-Q
period 2009-05-07
STARRETT L S CO
filed 2009-05-07
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended	March 28, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from		to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS		04-1866480
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS		01331-1915
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer x Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO x

Common Shares outstanding as of	April 30, 2009

Class A Common Shares	5,765,293

Class B Common Shares	869,467

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks and thirty-nine weeks ended March 28, 2009 and March 29, 2008 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008 (unaudited)	4

Consolidated Balance Sheets – March 28, 2009 (unaudited) and June 28, 2008	5

Consolidated Statements of Stockholders' Equity - thirty-nine weeks ended March 28, 2009 and March 29, 2008 (unaudited)	6

Notes to Consolidated Financial Statements	7-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II. Other information:

Item 1A. Risk Factors	19-21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

SIGNATURES	22

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/28/09	3/29/08	3/28/09	3/29/08

Net sales	$42,764	$60,101	$164,830	$182,087
Cost of goods sold	(31,628)	(41,041)	(116,186)	(124,929)
Selling and general expense	(13,190)	(15,237)	(46,181)	(45,706)
Goodwill impairment (Note 4)	(5,260)	-	(5,260)	-
Other income (expense)	(201)	1,155	1,154	3,051

(Loss) Earnings before income taxes	(7,515)	4,978	(1,643)	14,503
Income tax (benefit) expense	(2,765)	2,116	(651)	5,888

Net (loss) earnings	$(4,750)	$2,862	$(992)	$8,615

Basic and diluted earnings per share	$(0.72)	$0.43	$(0.15)	$1.30

Average outstanding shares used in per share calculations (in thousands):
Basic	6,622	6,598	6,619	6,594
Diluted	6,622	6,606	6,619	6,602

Dividends per share	$0.12	$0.10	$0.36	$0.40

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/28/09	3/29/08	3/28/09	3/29/08

Cash flows from operating activities:
Net (loss) earnings	$(4,750)	$2,862	$(992)	$8,615
Non-cash items included:
Gain from sale of real estate	-	-	-	(1,703)
Depreciation	2,063	2,460	6,569	7,299
Impaired fixed assets	-	-	-	95
Goodwill impairment	5,260	-	5,260	-
Amortization	312	312	936	928
Net long-term tax payable	104	-	328	-
Deferred taxes	(3,092)	1,290	(3,654)	2,397
Unrealized transaction (gains) losses	41	(399)	1,336	(955)
Retirement benefits	(488)	(775)	(1,477)	(2,518)
Working capital changes:
Receivables	2,336	184	3,336	(546)
Inventories	(923)	(1,055)	(12,032)	3,757
Other current assets	(384)	238	(1,145)	906
Other current liabilities	(2,120)	(1,415)	(5,295)	(684)
Prepaid pension cost and other	131	(250)	1,963	398

Net cash (used in) provided by operating activities	(1,510)	3,452	(4,867)	17,989

Cash flows from investing activities:
Additions to plant and equipment	(2,415)	(2,718)	(7,840)	(6,816)
Proceeds from sale of real estate	-	-	-	2,416
(Increase) decrease in investments	1,800	1,045	8,483	(8,805)
Purchase of Kinemetric Engineering	62	-	(208)	(2,060)

Net cash (used in) provided by investing activities	(553)	(1,673)	435	(15,265)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,489	475	16,135	4,956
Short-term debt repayments	(1,337)	(1,507)	(5,702)	(5,218)
Proceeds from long-term debt borrowings	1,188	-	1,188	-
Long-term debt repayments	(145)	(160)	(335)	(384)
Common stock issued	138	155	470	423
Treasury shares purchased	(75)	-	(263)	(317)
Dividends	(795)	(660)	(2,384)	(2,638)

Net cash provided by (used in) financing activities	5,463	(1,697)	9,109	(3,178)

Effect of exchange rate changes on cash	(338)	10	(1,998)	176

Net increase (decrease) in cash	3,062	92	2,679	(278)
Cash, beginning of period	6,132	7,338	6,515	7,708
Cash, end of period	$9,194	$7,430	$9,194	$7,430

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	March 28, 2009 (unaudited)	June 28, 2008

ASSETS
Current assets:
Cash	$9,194	$6,515
Investments	8,068	19,806
Accounts receivable (less allowance for doubtful accounts of $560 and $701)	27,470	39,627
Inventories:
Raw materials and supplies	20,474	15,104
Goods in process and finished parts	18,482	16,653
Finished goods	24,414	29,400
	63,370	61,157
Current deferred income tax asset	5,545	5,996
Prepaid expenses, taxes and other current assets	5,705	5,535
Total current assets	119,352	138,636

Property, plant and equipment, at cost (less accumulated depreciation of $116,854 and $131,386)	55,380	60,945
Property held for sale	1,912	1,912
Intangible assets (less accumulated amortization of $3,413 and $2,477)	2,828	3,764
Goodwill (Note 4)	981	6,032
Pension asset	35,683	34,643
Other assets	276	1,877
Long-term taxes receivable	2,905	2,476
Total assets	$219,317	$250,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$14,403	$4,121
Accounts payable and accrued expenses	11,347	18,041
Accrued salaries and wages	4,376	6,907
Total current liabilities	30,126	29,069

Long-term taxes payable	8,624	8,522
Deferred income taxes	2,717	6,312
Long-term debt	6,150	5,834
Postretirement benefit liability	12,307	13,775
Total liabilities	59,924	63,512

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,746,385 outstanding on 3/28/09, 5,708,100 outstanding on 6/28/08	5,746	5,708
Class B Common $1 par (10,000,000 shrs. authorized) 873,939 outstanding on 3/28/09, 906,065 outstanding on 6/28/08	874	906
Additional paid-in capital	49,865	49,613
Retained earnings reinvested and employed in the business	130,733	134,109
Accumulated other comprehensive loss	(27,825)	(3,563)
Total stockholders' equity	159,393	186,773
Total liabilities and stockholders’ equity	$219,317	$250,285
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirty-nine Weeks Ended March 28, 2009 and March 29, 2008
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Outstading ($1 Par)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B		Prior Quarter
Balance June 30, 2007	$5,632	$963	$49,282	$127,023	$(5,786)	$177,114
Comprehensive income (loss):
Net earnings				8,615		8,615
Unrealized net loss on investments andswap agreement					(85)	(85)
Translation gain, net					5,376	5,376
Total comprehensive income						13,906
Tax adjustment for FIN 48				(313)		(313)
Dividends ($.40 per share)				(2,638)		(2,638)
Treasury shares:
Purchased	(20)		(297)			(317)
Issued	20		322			342
Issuance of stock under ESPP		5	110			115
Conversion	51	(51)				-

Balance March 29, 2008	$5,683	$917	$49,417	$132,687	$(495)	$188,209

Balance June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive income (loss):
Net loss				(992)		(992)
Unrealized net gain on investments andswap agreement					312	312
Translation gain (loss), net					(24,574)	(24,574)
Total comprehensive loss						(25,254)
Dividends ($.36 per share)				(2,384)		(2,384)
Treasury shares:
Purchased	(26)		(237)			(263)
Issued	28		393			421
Issuance of stock under ESPP		4	96			100
Conversion	36	(36)				-

Balance March 28, 2009	$5,746	$874	$49,865	$130,733	$(27,825)	$159,393

Cumulative Balance:
Translation loss					(23,968)
Unrealized net loss on investments and swap agreements					(29)
Amounts not recognized as a component of net periodic benefit cost					(3,828)
					$(27,825)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

1. Basis of Presentation
In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments as well as an impairment charge (See Note 4), necessary to present fairly the financial position of the Company as of March 28, 2009; the results of operations and cash flows for the thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008; and changes in stockholders' equity for the thirty-nine weeks ended March 28, 2009 and March 29, 2008.

The Company follows the accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 28, 2008, and these financial statements should be read in conjunction with said annual report.  Note that significant foreign locations are reported on a one month lag.

2. Cash and Investments
Included in investments at March 28, 2009 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under SFAS 115, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.  Cash and investments held in foreign locations amounted to $6.4 million and $18.8 million at March 28, 2009 and June 28, 2008, respectively. The reduction in cash and investments from June 28, 2008 to March 28, 2009 resulted primarily from foreign exchange effects and the movement of cash and investments to the U.S. The other significant component of investments at March 28, 2009 is $3.7 million of investment in certificates of deposits.

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

o
Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

o
Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. The Company does not currently have any Level 2 financial assets.

o
Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions a market participant would use in pricing the asset. The Company does not currently have any Level 3 financial assets.

As of March 28, 2009, the Company’s Level 1 financial assets were as follows (in thousands):

Level 1

Money Market Funds	2,570
Certificates of Deposits	3,722
International Bonds (Puerto Rican debt obligations)	1,776
$8,068

3. Inventories
Approximately 58% of all inventories are valued on the LIFO method.  At March 28, 2009 and June 28, 2008, total inventories were approximately $33.8 and $27.5 million less, respectively, than they would have been if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented. The Company had inventory turnover of 2.7 times and 3.8 times at March 28, 2009 and June 28, 2008, respectively.

4. Goodwill and Intangibles
The Company performed its annual goodwill impairment test as of June 28, 2008, which resulted in an implied fair value greater than its carrying value. As noted in the Company’s second quarter fiscal year 2009 Form 10-Q, a triggering event occurred during the second quarter relating to $5.3 million of goodwill resulting from the acquisition of Tru-Stone. Based upon the Company’s analysis, it was determined that the implied fair value of the goodwill associated with Tru-Stone continued to be greater than its carrying value ($5.3 million).

Due to continued declines in Tru-Stone’s results during the third quarter of fiscal year 2009, an impairment review was performed on its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) and its goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Based on the undiscounted cash flows’ projection, the carrying value of the long lived assets is currently recoverable; accordingly, no impairment write-down was necessary. Projections of cash flow were generated for this asset group utilizing estimates from sales, operations, and finance to arrive at the projected cash flows. A significant drop in sales growth rates could result in a future impairment charge. The Company estimates that a 25% drop in cash flows could result in future impairment charges. The difference between the units carrying value and its fair value after the goodwill impairment writedown of $5.3 million is approximately $700,000.

To estimate the fair value of its Tru-Stone reporting unit, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a premium considered supportable based upon historical comparable transactions.

As the carrying value of Tru-Stone exceeded its estimated fair value as of March 28, 2009, the Company performed the second step of the impairment analysis for Tru-Stone. Step two of the impairment test requires the Company to fair value all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill in Tru-Stone’s reporting unit was fully impaired, resulting in a $5.3 million impairment recorded in the current quarter. Both step one and step two were performed by an independent third party appraiser under the supervision of management. The impairment charge of $5.3 million is comprised of goodwill and was a direct result of the SFAS No. 142 testing. This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at March 28, 2009 and the decline in the estimated forecasted discounted cash flows expected by the Company. The total impairment charge of $5.3 million is recorded in the current quarter.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated (in thousands):
	As of March 28, 2009			As of June 28, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Goodwill	$981	-	$981	$6,032	-	$6,032

Other Intangible Assets	$6,241	$(3,413)	$2,828	$6,241	$(2,477)	$3,764

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 28, 2009 and June 28, 2008 consist primarily of accounts payable ($6.1 million and $9.0 million), accrued benefits ($1.0 million and $1.1 million), accrued taxes other than income ($.8 million and $2.1 million), and other accrued expenses ($3.4 million and $5.8 million). Days in accounts payable were 82 days and 62 days at March 28, 2009 and June 28, 2008, respectively. The decrease in accounts payable relates to decreased purchases commensurate with the decline in sales.

6. Other Income (Expense)
Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2009	2008	2009	2008

Interest income	$102	$356	$643	$1,090
Interest expense and commitment fees	(221)	(108)	(617)	(561)
Realized and unrealized exchange gains (losses)	62	708	1,160	787
Gains on sale of real estate	-	-	-	1,703
Other	(144)	199	(32)	32
	$(201)	$1,155	$1,154	$3,051

7. Income Taxes
The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2008. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing FIN No. 48, the Company recognized a cumulative effect adjustment of $.3 million to decrease the July 1, 2007 retained earnings balance and increase long-term tax payable. Also, in connection with this implementation, the Company has reclassified $2.9 million of unrecognized tax benefits into a long-term taxes receivable representing the corollary effect of transfer pricing competent authority adjustments.
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

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of June 28, 2008. The amount did not change significantly during the nine months ended March 28, 2009.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The decrease in the deferred income tax liability from June 28, 2008 to March 28, 2009 relates primarily to the increase in the Federal and State NOL tax operating loss carryforward assets which are netted against this liability balance.

8. Pensions and Post Retirement Benefits
Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):

	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2009	2008	2009	2008

Service cost	$541	$597	$1,670	$1,796
Interest cost	1,639	1,742	5,133	5,245
Expected return on plan assets	(2,490)	(2,944)	(7,686)	(8,853)
Amort. of prior service cost	100	111	314	335
Amort. of unrecognized (gain) loss	(3)	(1)	(8)	(5)
	$(213)	$(495)	$(577)	$(1,482)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2009	2008	2009	2008

Service cost	$88	$98	$265	$294
Interest cost	177	186	531	557
Amort. of prior service cost	(226)	(226)	(679)	(679)
Amort. of unrecognized loss	-	28	-	85
	$39	$86	$117	$257

Historically, our U.S. qualified defined benefit pension plan has been appropriately funded, and remains so according to our latest estimates. While the recent decline in plan assets may affect future funding requirements, there are no required minimum contributions before the end of fiscal 2009. The impact of the decline in asset values will be recognized in the calculation of future net periodic benefit cost through a decrease in the expected return on assets and amortization of the asset loss over 13 years. If the plan’s funded status drops below 90% at July 1, 2009, additional funding of the plan will be required by March 15, 2011.

Other than the discount rate, these are generally long-term assumptions and not subject to short-term market fluctuations, though they may be adjusted as warranted by structural shifts in economic or demographic outlooks, as applicable, and the long-term assumptions are reviewed annually to ensure they do not produce results inconsistent with current market conditions. The long-term expected return on assets assumption affects the pension expense, and a 1% change in the assumed return would change the U.S. pension expense by approximately $1 million for the fiscal year ended June 28, 2008. The discount rate is adjusted annually based on corporate investment grade (rated AA or better) bond yields as of the measurement date. The rate selected at June 30, 2008 is 6.75%. A 1% change in the discount rate would change the benefit obligations for the U.S. pension and postretirement benefit plans by approximately 11% as of the end of the year, and change the service cost and interest cost by approximately $.1 million for the fiscal year ended June 28, 2008. The changes in benefit obligations and pension expense are inversely related to changes in the discount rate.

9. Long-term Debt
Long-term debt is comprised of the following (in thousands):
	March 28, 2009	June 28, 2008

Reducing revolver	$7,200	$7,200
Capitalized lease obligations – domestic (payable in U.S. dollars)	1,131	-
Capitalized lease obligations payable in Brazilian currency due 2009-2011, 13.3%-23.7%	778	1,569
	$9,109	$8,769
Less current portion	2,959	2,935
	$6,150	$5,834

Current notes payable, primarily in Brazilian currency, carry interest at up to 23.7%.  The average rate for the current quarter was approximately 14.7%.

10. Recent Accounting Pronouncements
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115 (“SFAS No. 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States (“U.S. GAAP”). SFAS 159 has been adopted by the Company beginning in the first quarter of fiscal 2009, and the Company has determined SFAS 159 has no material impact on its consolidated financial statements.

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

In addition, the FSP requires new disclosures similar to those in FASB Statement 157, “Fair Value Measurements,” in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy.

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

FSP FAS 132R-1 is effective for periods ending after December 15, 2009. The disclosure requirements are annual and do no apply to interim financial statements. The technical amendment to Statement 132R was effective as of December 30, 2008. The Company is currently evaluating the additional disclosure requirements upon the adoption of FSP 132R-1.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that are required for non-controlling interests. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not believe that SFAS No. 160 will have an impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 107-1 and  28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not determined the impact, if any, FSP 107-1 and 28-1 will have on its financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company has not determined the impact, if any FSP FAS 157-4 will have on its financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and 124-2 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not determined the impact, if any FSP FAS 115-2 and 124-2 will have on its financial position or results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 28, 2009 AND MARCH 29, 2008

Overview
The Company is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil, Scotland, and China, the Company offers a broad array of products to the market through multiple channels of distribution globally. Net sales decreased 29% and 9.5% for the thirteen week and thirty-nine week periods ended March 28, 2009, as compared to to the same periods in fiscal 2008. The severe decline is due to the unprecedented slowdown in the global economy and the rapid strengthening of the U.S. dollar. This is a direct reflection of the financial market crisis, lack of liquidity and weak consumer confidence. The resultant effect has been a massive de-stocking throughout the supply chain which caused the most significant drop in Company sales in a thirteen week period in the past thirty years. Historically, the Company has lagged the economy and we expect the current harsh economic realities will be with the Company for the balance of this calendar year.

The Company continued to experience the severity of the global economic recession during the quarter. A net loss of $(4.8) million, or $(.72) per basic and diluted share, in the third quarter of fiscal 2009 (fiscal 2009 quarter) compared to net income of $2.9 million, or $.43 per basic and diluted share, in the third quarter of fiscal 2008 (fiscal 2008 quarter). The quarter to quarter comparison was negatively impacted by lower sales volume primarily due to unit volume declines and the strengthening of the U.S. dollar upon consolidation of international results. This represents a decrease in net income of $7.6 million comprised of a decrease in gross margin of $7.9 million, an impairment charge for goodwill of $5.3 million and a decrease in other income of $1.4 million. This was offset by a decrease of $2.1 million in selling, general and administrative costs, and a decrease in income tax expense of $4.9 million. These items are discussed in more detail below.

Net Sales
Net sales for the fiscal 2009 quarter were $42.8 million, a decrease of 29% compared to the fiscal 2008 quarter. North American sales decreased $9.9 million or 30%, while international sales excluding North America decreased $7.4 million or 27% (19% in local currency). The decrease in North American sales is related to the widening of the recession to the manufacturing sector in the U.S., lower Evans Rule sales to the construction sector, and decreased sales in Canada. The declines are primarily related to unit volume declines. The impact of any price concessions and new product sales was not material. It is likely that the Company’s results will continue to be impacted by the current global economic recession.

The decrease in international sales is driven by the weakening of the Brazilian Real, British Pound, and Australian Dollar against the U.S. Dollar, partially offset by greater penetration into the Chinese markets. Beyond exchange rate effects, the declines were mainly related to unit volume declines relative to the global economic collapse and do not reflect a loss of market share.

Earnings before income taxes
The fiscal 2009 quarter's loss before income taxes of $7.5 million represents a decrease of earnings before income taxes of $12.5 million from the fiscal 2008 quarter’s earnings before income taxes of $5.0 million. Approximately $7.9 million of the decrease is at the gross margin line. The gross margin percentage decreased from 31.7% in the fiscal 2008 quarter to 26.0% in the fiscal 2009 quarter. The decrease in gross margin is primarily a result of sales decreases quarter over quarter ($5.0 million gross margin effect) and lower overhead absorption ($2.4 million) at both domestic and international operations due to this lower sales dollar volume.

Selling, general and administrative expense decreased $2.1 million. However, as a percentage of sales, selling and general expenses increased from 25.4% in the fiscal 2008 quarter to 30.8% in the fiscal 2009 quarter. The decrease in selling and general expense is primarily a result of reduced accruals for incentives for the fiscal 2009 quarter ($.3 million), a decrease in bad debt ($.2 million), a decrease in travel ($.3 million), a decrease in shipping costs ($.2 million), a decrease in professional fees ($.3 million), a decrease in salaries ($.5 million), and a decrease in advertising ($.2 million).

In response to the downturn in sales volume, the Company has reduced spending on raw materials and MRO and has cut salaries at certain domestic locations by 10% and has reduced hourly labor costs through shortened work weeks, layoffs and attrition. These reductions are done with careful consideration so as not to compromise customer service levels or the retention of key employees. This is expected to have an approximate $2.0 million impact per quarter on cost of sales and selling, general and administrative costs once full implementation takes effect. In addition, more layoffs were instituted in April at certain domestic locations, which will have an approximate $1.1 million impact per quarter on cost of sales and selling, general and administrative costs. Although the Company’s recent order activity is down compared to historical levels, this decline is spread relatively proportionately across most of our customers. The Company fully expects order activity to rebound once the supply chain de-stocking abates and excess inventory levels at the Company’s distributors are depleted. The Company does not anticipate any liquidity constraints given the adequacy of its working capital and its available credit line. See further discussion under Liquidity and Capital Resources.

Income Taxes
The effective income tax rate is 36.8% in the fiscal 2009 quarter versus 42.4% for the fiscal 2008 quarter. Both rates reflect a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the effect of the deduction allowable for the Brazilian dividend paid in the second quarter of fiscal 2009 and in the third quarter of fiscal 2008. The change in the effective rate percentage reflects the increased impact of the Brazilian dividend and other permanent differences on a lower denominator due to lower forecasted taxable income.

No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s are anticipated for fiscal 2009 at this time other than reversals relating to realization of NOL benefits for certain foreign subsidiaries. The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward assets of approximately $4.9 million reflected on the balance sheet.

Net earnings (loss) per share
As a result of the above factors, the Company had a basic and diluted net loss of $.72 per share in the fiscal 2009 quarter compared to a basic and diluted net earnings per share of $.43 in the fiscal 2008 quarter, a decrease of $1.15 per share. Included in the current quarters net loss is a loss of $.79 per share relating to goodwill impairment.

NINE MONTH PERIODS ENDED MARCH 28, 2009 AND MARCH 29, 2008

Overview
The Company had a net loss of $1.0 million, or $.15 per basic and diluted share in the first nine months of fiscal 2009, compared to net income of $8.6 million, or $1.30 per basic and diluted share in the first nine months of fiscal 2008. This represents a decrease in net income of $9.6 million comprised of a decrease in gross margin of $8.5 million, an impairment charge for goodwill of $5.3 million, and a decrease in other income of $1.9 million, offset by a decrease in selling, general and administrative expenses of $.5 million and a decrease in income tax expense of $6.5 million. These items are discussed in more detail below.

Net Sales
Net sales for the first nine months of fiscal 2009 were $164.8 million, down $17.3 million compared to the first nine months of fiscal 2008. Domestic sales were down 15%, while international sales decreased 4% (2% decrease in local currency). North American sales reflect lower U.S., Canadian and Mexican demand and lower Evans Rule sales to Sears, partially offset by the acquisition of Kinemetrics in July 2007. The decline in sales is mainly attributable to unit volume declines.

The relatively small decrease in international sales is driven by strong sales in the Brazilian domestic markets and continued expansion in global markets, including Eastern Europe, the Middle East and China, offset by the weakening of the Brazilian Real and British Pound against the U.S. Dollar.

Earnings (loss) before income taxes
The loss before income taxes for the first nine months of fiscal 2009 was $1.6 million compared to $14.5 million of earnings before income taxes for the first nine months of fiscal 2008.

This represents a decrease of earnings before income taxes of $16.1 million. Approximately $8.5 million of this decrease is at the gross margin line. The gross margin percentage decreased from 31.4% in the first nine months of fiscal 2008 to 29.5% in the first nine months of fiscal 2009. The decrease in gross margin dollars reflects lower sales from period to period ($5.0 million gross margin effect), and decreases of fixed overhead absorption at domestic and foreign manufacturing locations as a result of less capacity utilization ($3.2 million).

This decrease in gross margin is accompanied by an increase of $.5 million in selling, general and administrative expense from the first nine months of fiscal 2008 to the first nine months of fiscal 2009. The increase in selling, general and administrative expense is primarily a result of increases in computer maintenance and support ($.4 million) and additional salaries related primarily to sales and marketing ($.4 million), offset by a decrease in bad debts ($.3 million). Finally a one-time gain of $1.7 million from the sale of the Company’s Glendale, Arizona facility during the first nine months of fiscal 2008, primarily contributed to a $1.9 million decrease in other income from the first nine months of fiscal 2008 to the first nine months of fiscal 2009.

Income Taxes
The effective income tax rate is a 39.6% provision for the first nine months of fiscal 2009 versus a 40.6% tax rate for the first nine months of fiscal 2008. Both rates reflect a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the deduction allowable for the Brazilian dividend paid in December 2008 and December 2007. The change in the effective income tax rate percentage primarily reflects the larger impact of the Brazilian dividend and other permanent differences on a lower denominator due to lower anticipated earnings for fiscal 2009.

The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward of approximately $4.9 million reflected on the balance sheet.

Net earnings (loss) per share
As a result of the above factors, the Company had a basic and diluted net loss per share for the first nine months of fiscal 2009 of $.15 per share compared to an earnings per share of $1.30 in the first nine months of fiscal 2008, a decrease of $1.45 per share. Included in the loss for the first nine months of fiscal 2009 is a loss of $.79 per share relating to goodwill impairment. Included in the $1.30 earnings per share for the first nine months of fiscal 2008 is $.15 per share related to the sale of the Glendale facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended		39 Weeks Ended
	3/28/09	3/29/08	3/28/09	3/29/08

Cash (used by) provided by operations	$(1,510)	$3,452	$(4,867)	$17,989
Cash (used in) provided from investing activities	(553)	(1,673)	435	(15,265)
Cash provided from (used in) financing activities	5,463	(1,697)	9,109	(3,178)

Cash provided by operations in the current quarter decreased by $5.0 million compared to the same quarter a year ago.  This decrease is primarily a result of the decrease in net earnings ($(7.6) million), offset by an increase in non-cash items and working capital changes ($2.6 million).

Cash provided by operations decreased significantly in the current nine month period compared to the same nine month period a year ago.  This decrease is primarily a result of an increase in inventories ($15.8 million change), a decline in net earnings ($9.6 million), and a decrease ($4.6 million) in current liabilities in the current nine month period versus the prior nine month period, which is partially offset by a decrease in non-cash items (excluding the $5.3 million relating to goodwill impairment) and other working capital changes ($1.9 million).

The decline in the nine month period was driven by a build up of inventories at locations throughout the world as the slowdown in production and sales caused a temporary build up of raw materials. Purchase activity has been adjusted and it is expected that inventory levels will decrease over the next three quarters. Sufficient cash balances for operations are maintained at each location worldwide with 10% of consolidated cash maintained in foreign bank accounts, excluding UK accounts. The balances in the UK banks are highly liquid and readily transferable to the U.S.

The Company’s investing activities for the current quarter and nine month period consist of expenditures for plant and equipment and the investment of cash not immediately needed for operations.  Expenditures for plant and equipment decreased $.3 million from the current quarter to the same period a year ago, reflecting lower equipment purchases at various manufacturing locations.  Such expenditures for the nine month period increased $1.0 million compared to the same period a year ago, reflecting equipment purchases at various manufacturing locations.  The proceeds from the sale of the Glendale distribution facility is included in the prior nine month period.  The purchase of Kinemetrics was completed in the first quarter of fiscal 2008 and is included in the prior nine month period.

Cash flows related to financing activities are primarily the payment of dividends and repayments of debt.

Liquidity and credit arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps, beyond the salary reductions, layoffs, shortened work weeks as noted above, will have to be taken in order to maintain liquidity, including plant consolidations and work force and dividend reductions (see Strategic and Other Activities below).  In addition to its cash and investments, the Company had maintained a $10 million line of credit, of which, as of March 28, 2009, $975,000 is being utilized in the form of standby letters of credit for insurance purposes.  On April  28, 2009, the Company signed an amendment to its existing line of credit agreement extending the termination date of such agreement from April 28, 2009 to June 15, 2009. With this amendment, the scheduled principal payment of $2.4 million due under the Reducing Revolver was extended to June 15, 2009. The Company is currently in compliance with debt covenants referenced in this amendment. Under the current credit line, our interest rate for the Reducing Revolver is LIBOR plus 1.5% and 3.25% (Prime) for the line of credit. In advance of the termination date of the line of credit agreement, the Company has solicited competitive bids and is in the process of reviewing offers from several potential lenders including the Company’s current lender, Bank of America. The Company has a working capital ratio of 4.0 to one as of March 28, 2009 and 4.8 to one as of June 28, 2008.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to approximately 48% of its consolidated sales.

On September 21, 2006, the Company sold its Alum Bank, PA level manufacturing plant and relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Rule Division facilities in Puerto Rico and Charleston, SC has been transferred to the Dominican Republic. The Company vacated and plans to sell its Evans Rule facility in North Charleston, SC. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, AZ facility, which was sold in fiscal 2008. Also during fiscal 2006, the Company began a lean manufacturing initiative in its Athol, MA facility, which has reduced costs over time. Lean has been expanded to encompass other operations including Mt. Airy, N.C., Charleston, S.C., Tru-Stone Technologies, MN, and hand tools in the Dominican Republic This initiative has continued through fiscal 2007, 2008 and 2009.

The Tru-Stone acquisition in April 2006 represented a strategic acquisition for the Company in that it provided an enhancement of the Company’s granite surface plate capabilities. Profit margins for the Company’s standard plate business have improved as the Company’s existing granite surface plate facility was consolidated into Tru-Stone, where average gross margins have been higher. Along the same line, the Kinemetric Engineering acquisition in July 2007 represented another strategic acquisition in the field of precision video-based metrology which, when combined with the Company’s existing optical projection line, has provided a very comprehensive product offering.

If the Company continues to be impacted by the worldwide recession, there will likely be additional layoffs, shortened hours per week and possible temporary idling of manufacturing plants to reduce costs in the short-term.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the Company's Consolidated Financial Statements included in the Form 10-K for the fiscal year ended June 28, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, impairment analysis of the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount and return rates used to calculate pension obligations and normal expense accruals for such things as workers’ compensation and employee medical expenses.

Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results may differ from those estimates, and such differences may be material to the Company’s Consolidated Financial Statements.  The following sections describe the Company’s critical accounting policies.

Sales of merchandise and freight billed to customers are recognized when title passes and substantially all risks of ownership change, which occurs either upon shipment or upon delivery based upon contractual terms.  Sales are net of provision for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts. Cash discounts are recognized when taken by the customer. Volume discounts, trade discounts and sales incentives are calculated and recorded at the time of sale based on an estimate considering historical data and future trends. Cash discounts, volume discounts, trade discounts and sales incentives are charged against sales and appear in the sales line of the Consolidated Statement of Operations.

The Company has no advertising expenditures for direct response advertising. Cooperative advertising payments made to customers and other advertising costs are charged to advertising expense as incurred and are shown in the selling, general and administrative expense line of the consolidated statement of operations. No advertising costs were amortized.

The days sales outstanding for accounts receivable were 59 days and 60 days, at March 28, 2009 and June 28, 2008, respectively.

The allowance for doubtful accounts and sales returns of $.9 million and $1.2 million as of March 28, 2009 and June 28, 2008, respectively, is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and, as a result, our gross profit margin could be adversely affected.

The Company generally values property, plant and equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value. Events may occur that would adversely affect the reported value of the Company’s assets. Once per quarter, the Company looks at decreases in the market prices of long-lived assets, adverse changes in long-lived asset usage, changes in legal factors, accumulated costs significantly in excess of the expected acquisition costs and current period operating or cash flow loss in conjunction with prior or projected operating and cash flow losses of long-lived assets.

For assets to be disposed of, the Company accumulates the assets that will be offered for sale as a group and evaluates the group of impairment once per quarter. Impairment for long-lived assets from continuing operations are evaluated by grouping assets with liabilities at the lowest level of identifiable cash flows.

The Company may utilize a quoted current market price or the income approach to estimate the fair value of an asset depending on the current circumstances.

The Company utilizes the capital asset pricing model or the build-up method to estimate the discount rate utilized in discounting the future cash flow of the asset group. Projections of cash flow are generated by the Company utilizing estimates from sales, operations and finance to arrive at the projected cash flows. Sensitivity analysis is utilized to estimate potential beneficial or detrimental impacts on cash flow and discount rate from the most likely outcome derived by management. The Company estimates that a 1% change in the discount rate would have a 3% change in cash flow.

Goodwill testing is done on an annual basis at the Company’s fiscal year end. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Examples of events or circumstances include:

o	A significant adverse change in legal factors or in the business climate

o	An adverse action or assessment by a regulator

o	Unanticipated competition

o	A loss of key personnel

o	A more likely than not expectation that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of

o	The testing for recoverability of significant long lived asset groups under FAS 144.

The Company assesses the fair value of its goodwill, generally based upon a discounted cash flow methodology.  The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates.  If the carrying amount of the goodwill is greater than the fair value, goodwill impairment may be present.  An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. As noted in Footnote 4 of the Financial Statements, a $5.3 million impairment was recorded during the fiscal quarter related to Tru-Stone.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 29, 2008, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2008 Annual Report on Form 10-K. The Company does engage in limited hedging activities to minimize the impact of foreign currency transactions. Net foreign monetary assets are approximately $11.9 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily debt of $7.2 million at March 28, 2009) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would have an insignificant impact on the fair value of the Company's fixed rate investments of approximately $1.7 million.

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 28, 2009, and they have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that all information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to the Economy: The Company’s results of operations are materially affected by the conditions in the global economy.  As a result of the global economic recession, U.S. and foreign economies have experienced and continue to experience significant declines in employment, household wealth, consumer spending, and lending.  Businesses, including the Company and its customers, have faced and are likely to continue to face weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations.  The Company’s results of operations have been negatively impacted by the global economic recession and the Company can provide no assurance that its results of operations will improve.

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

Risks Related to Foreign Operations: Approximately 48% of the Company’s sales and 38% of net assets relate to foreign operations.  Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows, and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements, and exchange controls.  In particular, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile.  As a result, the future performance of the Brazilian operations is inherently unpredictable.

Risks Related to Industrial Manufacturing Sector: The market for most of the Company’s products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the migration of manufacturing to low cost foreign countries where the Company is working to increase market presence. Accordingly, economic weakness in the industrial manufacturing sector as well as the shift of manufacturing to low cost countries where the Company does not have a substantial market presence may, and in some cases has, resulted in decreased demand for certain of the Company’s products, which adversely affects performance.  Accordingly, economic weakness in the consumer market could adversely impact the Company’s performance as well. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as additional asset impairment charges on long-lived assets related to those products.

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

Risks Related to Customer Concentration:  None of the Company’s top customers account for 10% or more of revenue. Sears sales and unit volume has decreased significantly over the past several years and for the first nine months and third quarter of fiscal 2009. This situation is problematic and if the Sears Craftsman brand we support is no longer viable, this would have a negative effect on the Company’s financial performance. The further loss or reduction in orders by Sears or any of the Company’s remaining large customers, including reductions due to market, economic or competitive conditions could adversely affect business and results of operations. Moreover, the Company’s major customers have placed, and may continue to place pressure on the Company to reduce its prices. This pricing pressure may affect the Company’s margins and revenues and could adversely affect business and results of operations.

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

Risks Related to Raw Material and Energy Costs: Steel is the principal raw material used in the manufacture of the Company’s products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which the Company has no control. During fiscal 2008 and the first nine months of fiscal 2009, the increase in demand for steel in developing countries has driven steel prices up approximately 7% in fiscal 2008 and 6% in the first nine months of fiscal 2009 and has extended lead times. The cost of producing the Company's products is also sensitive to the price of energy for which the Company has recently experienced increases. The selling prices of the Company’s products have not always increased in response to raw material, energy or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. Indeed, the Company has recently experienced difficulty in passing along the increases in steel and energy costs to its major customers. The Company's inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Risks Related to Stock Market Performance: Due to the recent reduction in value of the  Company's domestic defined benefit pension plan, a significant (over 30%) drop in the stock market, even if short in duration, could cause the plan to become temporarily underfunded and require the temporary reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders' equity and book value per share. There would be a similar risk to the Company’s UK plan, which was underfunded during fiscal 2007 and 2008.

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

Risks Related to Investor Expectations: The Company's operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future. The Company's earnings may not grow and may fall short of either a prior quarter or investors’ expectations. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decline.

Risks Related to Information Systems: The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data relating to its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or the Company’s failure to implement and operate such systems effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability.

Risks Related to Litigation and Changes in Laws, Regulations and Accounting Rules: Various aspects of the Company's operations are subject to federal, state, local or foreign laws, rules and regulations, any of which may change from time to time. Generally accepted accounting principles may change from time to time, as well. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of business. Litigation, regulatory developments and changes in accounting rules and principles could adversely affect the Company's business operations and financial performance.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company's repurchases of shares of its common stock for the three months ended March 28, 2009 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
12/27/2008 - 2/2/2009	none	-	none	none
2/3/2009 - 3/1/2009	2,000	8.09	2,000	none
3/2/2009 - 3/28/2009	9,400	6.22	9,400	none

Item 6.                      Exhibits

10.l	Second Amendment dated as of April 28,1009 to the Company’s Amended and Restated Credit Agreement, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

31b	Certification of Chief Financial Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f).

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

THE L. S. STARRETT COMPANY (Registrant)

Date	May 7, 2009	S/R. J. Hylek
R. J. Hylek (Treasurer and Chief Financial Officer)

Date	May 7, 2009	S/S. R.J. Simkevich
R.J. Simkevich (Corp. Controller/Chief Accounting Officer)