Form 10-K
STARRETT L S CO
filed 2009-09-10
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K

____________

(check one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒

Non-Accelerated Filer  ☐    Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 5,739,388 and 879,135 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 27, 2008. On December 27, 2008, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $105,763,000.

There were 5,788,667 and 863,446 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2009.

The exhibit index is located on pages 53-55.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 27, 2009. Portions of such Proxy Statement are incorporated by reference in Part III.

Portions of the Proxy Statement for October 14, 2009 Annual Meeting (Part III).

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE PERIOD ENDED JUNE 27, 2009

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-7
ITEM 1A.	Risk Factors	7-9
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	9-10
ITEM 3.	Legal Proceedings	10
ITEM 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-11
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	12-19
ITEM 8.	Financial Statements and Supplementary Data	19-48
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
ITEM 9A.	Controls and Procedures	48-50
ITEM 9B.	Other Information	51

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	51
ITEM 11.	Executive Compensation	52
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	52
ITEM 14.	Principal Accounting Fees and Services	52

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	53
EXHIBIT INDEX		54-55
SIGNATURES		56

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” means The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General
Founded in 1880 by Laroy S. Starrett and incorporated in 1929, the Company is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil (1956), Scotland (1958) and China (1997), the Company offers its broad array of products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical and vision measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.

Starrett® is brand recognized around the world for precision, quality and innovation.

Products
The Company’s tools and instruments are sold throughout North America and in over 100 foreign countries. By far the largest consumer of these products is the metalworking industry including aerospace, medical, and automotive but other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For 129 years the Company has been a recognized leader in providing measurement solutions consisting of hand measuring tools and precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom and non contact gaging  and many other items. Skilled personnel, superior products, manufacturing expertise, innovation  and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2008, the Company enhanced its wireless data collection solutions, making them more customer-friendly and more software-compatible.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. Over the last twelve months, the Company introduced several new products including its ADVANZ carbide tipped products and its VERSATIX products with a patent pending tooth geometry designed for the cutting of structurals and small solids. This launch was further enhanced through the global introduction of new support programs and marketing collateral. These actions are aimed at positioning Starrett for global growth in wide band products for production applications as well as product range expansions for shop applications. A full line of complementary saw products, including hack, jig, reciprocating saw blades and hole saws provide cutting solutions for the building trades and are offered primarily through construction, electrical, plumbing and retail distributors.  During fiscal 2008, the Company was issued a patent for its bi-metal unique® manufacturing process and products. This break-through Split Chip Advantage technology enables the Company to produce saw blades, which are up to 50% stronger and offer up to 170% more contact area than traditional electron beam (EB) products. This technology is now used on many of the Company’s saw products.

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

Personnel
At June 27, 2009, the Company had 1,768 employees, approximately 50% of whom were domestic. This represents a net decrease from June 28, 2008 of 453 employees. The headcount reduction is the result of the global recession and includes reductions at all of the Company’s operating units with the exception of Mexico.

None of the Company’s operations are subject to collective bargaining agreements. In general, the Company considers relations with its employees to be excellent. Domestic employees hold a large share of Company stock resulting from various stock purchase plans. The Company believes that this dual role of owner-employee has strengthened employee morale over the years.

Competition
The Company is competing on the basis of its reputation as the best in class for quality, precision and innovation combined with its commitment to customer service and strong customer relationships. To that end, Starrett is increasingly focusing on providing customer centric solutions. Although the Company is generally operating in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by specific market since none of its competitors offer all of the same product lines offered by the Company or serve all of the markets served by the Company.

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During fiscal 2009, there were no material changes in the Company’s competitive position in spite of the current global economic crisis, which is accelerating the migration of American manufacturing jobs to lower cost countries. Internationally, the Company’s significant investments in manufacturing and sales operations in China appears to have resulted in market share gains and enhanced brand recognition. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China and in the Dominican Republic. Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market segment and country. Continued research and development, new patented products and processes, and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution  of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Argentina, Australia, New Zealand, Mexico and Germany are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 14 to the Company’s fiscal 2009 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog
The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $60.2 million at June 27, 2009 and $61.1 million at June 28, 2008. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 55% of all inventories). LIFO inventory amounts reported in the financial statements are approximately $33.7 million and $27.5 million, respectively, lower than if determined on a first-in, first-out (FIFO) basis at June 27, 2009 and June 28, 2008.

Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. As noted previously, during fiscal 2008 the Company was issued a patent for its bi-metal unique® manufacturing process and products.  The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2009, 2008 and 2007 were approximately $1.6 million, $2.4 million and $2.7 million respectively, all of which were expensed in the Company’s financial statements.

The Company uses trademarks with respect to its products and considers its trademark portfolio as one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental
Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment and has embraced renewable energy alternatives and expects to bring on line a new hydro – generation facility at its Athol, MA plant in 2010 to reduce its carbon foot print and energy costs, an investment in excess of $1 million.

Strategic Activities
Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, forcing the Company to adapt to this new, highly competitive business environment. The Company continuously evaluates most all aspects of its business, aiming for new world-class ideas to set itself apart from its competition.

Our strategic concentration is on global brand building and providing unique customer value propositions through technically supported application solutions for our customers. Our job is to recommend and produce the best suited standard product or design and build custom solutions. The combination of the right tool for the right job with value added service will give us a competitive advantage. The Company continues its focus on lean manufacturing, plant consolidations, global sourcing and improved logistics to optimize its value chain.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to 49% of its consolidated sales.

On September 21, 2006, the Company sold its Alum Bank, PA level manufacturing plant and relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Rule Division facilities in Puerto Rico and Charleston, SC has been transferred to the Dominican Republic. The Company vacated and plans to sell its Evans Rule facility in North Charleston, SC.  This move has achieved labor savings while satisfying the demands of its customers for lower prices.

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

Item 1A – Risk Factors
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2009 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

Risks Related to Reorganization: The Company continues to evaluate to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 49% of the Company’s sales and 40% of net assets relate to foreign operations. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements and exchange controls. In fact, during fiscal 2009, the Company experienced negative foreign exchange effects as the British Pound and Brazilian Real weakened against the U.S. dollar. Finally, the Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation, currency risk and the economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers’ compensation, medical and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.

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

Risks Related to Stock Market Performance: Currently, the Company’s domestic defined benefit pension plan is slightly underfunded. Due to a drop in the stock market, the Company’s domestic plan became temporarily underfunded and required the reclassification of prepaid pension cost on the balance sheet from an asset to a contra equity account, thus reducing stockholders’ equity and book value per share. This has also occurred for the Company’s UK plan, which was underfunded during fiscal 2007, 2008 and 2009.

Risks Related to Acquisitions: Acquisitions, such as the Company’s acquisition of Tru-Stone in fiscal 2006 and Kinemetric Engineering in fiscal 2008, involve special risks, including the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, the failure to successfully integrate and realize the expected benefits of such acquisitions could have an adverse effect on the Company’s business, financial condition and operating results.

Risks Related to Investor Expectations: The Company’s share price significantly declined during fiscal 2009. The Company's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may continue to decline.

Risks Related to the Company’s Credit Facility: Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants.  While the Company believes that it will be able to comply with the financial covenants in future periods, its failure to do so would result in defaults under the credit facility unless the covenants are amended or waived.  An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s indebtedness. This could have an impact on the Company’s ability to operate its business.

Risks Related to Information Systems: The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems.  In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability. For those reasons, the Company is in the process of developing a broader global IT strategy.

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

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties
The Company’s principal plant and its corporate headquarters are located in Athol, MA on about 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet.

The Company’s Webber Gage Division in Cleveland, OH, owns and occupies two buildings totaling approximately 50,000 square feet.

The Company-owned facility in Mt. Airy, NC consists of one building totaling approximately 320,000 square feet. It is occupied by the Company’s Saw Division, Ground Flat Stock Division and a distribution center. A separate 36,000 square foot building which formerly housed the distribution center was vacated in November 2008 and is currently listed for sale.

The Company’s Evans Rule Division owns a 173,000 square foot building in North Charleston, SC. In fiscal 2006, manufacturing operations were moved to a new 50,000 square foot facility in the Dominican Republic from both the North Charleston site and Mayaguez, Puerto Rico operations. The Company now occupies a 3,400 square foot leased office in North Charleston for administrative personnel and has the North Charleston property listed for sale.

The Company’s Exact Level Division was relocated to the Evans Rule facility in the Dominican Republic. Its 50,000 square foot building located in Alum Bank, PA was sold on September 21, 2006.

The Company’s subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. Two wholly owned subsidiaries in Suzhou and Shanghai (People’s Republic of China), lease approximately 41,000 square feet and 5,000 square feet, respectively. The Company signed a lease for a new 133,000 square foot building in Suzhou to accommodate our need for increased manufacturing space. We plan to close the Shanghai distribution center and sales office and consolidate all operations into the new building.

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

With the acquisition of Kinemetric Engineering in fiscal 2008, the Company added a 9,000 square foot leased facility in Laguna Hills, CA, which was expanded to 14,000 square feet.

The Company has vacated a sales office in Kennesaw, GA and plans to terminate the lease.

In the Company’s opinion, all of its property, plants and equipment are in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings
The Company is, in the ordinary course of business, from time to time involved in litigation that is not considered material to its financial condition or operations.

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5 - Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 27, 2009, there were approximately 5,100 registered holders of Class A common stock and approximately 1,900 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2007	$0.10	19.48	15.27
December 2007	0.20	20.27	17.00
March 2008	0.10	19.99	13.69
June 2008	0.12	23.83	18.15
September 2008	0.12	28.50	13.50
December 2008	0.12	21.80	9.51
March 2009	0.12	16.31	5.30
June 2009	0.12	11.42	6.01

While the Company’s dividend policy is subject to periodic review by the Board of Directors, the Company currently intends to continue to pay comparable dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the fourth quarter fiscal 2009 is as follows:

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
April 2009	None	–	–	–
May 2009	None	–	–	–
June 2009	None	–	–	–

PERFORMANCE GRAPH

The following graph sets forth information comparing the cumulative total return to holders of the Company’s Class A common stock over the last five fiscal years with (1) the cumulative total return of the Russell 2000 Index (“Russell 2000”) and (2) a peer group index (the “Peer Group”) reflecting the cumulative total returns of certain small cap manufacturing companies as described below. The peer group is comprised of the following companies: Acme United, Q.E.P. Co. Inc., Thermadyne Holdings Corp., Badger Meter, Federal Screw Works, National Presto Industries, Regal-Beloit Corp., Tecumseh Products Co., Tennant Company, The Eastern Company and WD-40.

	BASE	FY2005	FY2006	FY2007	FY2008	FY2009
STARRETT	100.00	115.51	88.66	121.98	162.11	48.59
RUSSELL 2000	100.00	109.45	125.40	146.01	122.36	91.76
PEER GROUP	100.00	110.10	140.46	162.20	162.58	143.14

Item 6 - Selected Financial Data
	Years ended in June ($000 except per share data)
	2009	2008	2007	2006	2005
Net sales	$203,659	$242,371	$222,356	$200,916	$195,909
Net earnings (loss)	(3,220)	10,831	6,653	(3,782)	3,979
Basic earnings (loss) per share	(0.49)	1.64	1.00	(0.57)	0.60
Diluted earnings (loss) per share	(0.49)	1.64	1.00	(0.57)	0.60
Long-term debt (1)	1,264	5,834	8,520	13,054	2,885
Total assets	194,241	250,285	234,011	228,082	224,114
Dividends per share	0.48	0.52	0.40	0.40	0.40

(1)	Note that the significant increase in long-term debt in fiscal 2006 is related to the Tru-Stone acquisition.

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk
RESULTS OF OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

Overview  The Company is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil, Scotland, and China, the Company offers a broad array of products to the market through multiple channels of distribution globally. Net sales decreased 16% in fiscal 2009 compared to fiscal 2008. The Company continued to experience the severity of the global economic recession during the most recent quarter. The severe decline is due to the unprecedented slowdown in the global economy and the rapid strengthening of the U.S. dollar. This is a direct reflection of the financial market crisis, lack of liquidity and weak consumer confidence. The resultant effect has been a massive de-stocking throughout the supply chain which caused the most significant drop in Company sales in the third quarter ending March 28, 2009 in the past thirty years. Historically, the Company has lagged the economy and we expect the current harsh economic realities will be with the Company for the balance of this calendar year. For fiscal 2009, the Company incurred a net loss of $3.2 million, or $(0.49) per basic and diluted share compared to a net income of $10.8 million or $1.64 per basic and diluted share for fiscal 2008. This represents a decrease of $14.0 million comprised of a decrease in gross margin of $16.7 million, the aforementioned goodwill charge of $5.3 million, a decrease of $3.3 million in other income (expense) offset by a decrease of $2.8 million in selling, general and administrative costs and a decrease in income tax expense of $8.4 million from a $6.1 million provision in fiscal 2008 to a $2.3 million benefit in fiscal 2009. The above items are discussed below.

Net Sales  Net sales for fiscal 2009 were down $38.7 million or 16% compared to fiscal 2008. North American sales decreased $27.7 million or 21%, reflecting declining U.S. demand partly caused by the widening of the recession in the manufacturing sector, decreased sales in Canada and Mexico, and lower Evans Rule sales. The declines are primarily related to unit volume declines. The impact of any price concessions and new product sales was not material. It is likely that the Company’s results will continue to be impacted by the current global economic recession. Foreign sales (excluding North America) decreased 9.9% (1% increase in local currency), driven by the weakening of the Brazilian Real, British Pound, Euro, and Australian Dollar against the U.S. dollar, offset by a growth in Chinese operations ($0.4 million increase). Beyond exchange rate effects, the declines were mainly related to unit volume declines relative to the global economic collapse.

Earnings (loss) before taxes (benefit) The pre-tax loss for fiscal 2009 was $5.6 million, which includes $5.3 million impairment charge for goodwill, compared to pre-tax earnings of $16.9 million for fiscal 2008. This represents a decrease of pre-tax earnings of $22.4 million. This is comprised of a decrease in gross margin of $16.7 million and a decrease of $3.3 million in other income offset by a decrease in selling, general and administrative costs of $2.8 million. The decrease in gross margin is primarily attributable to the overall decline in sales from fiscal 2008 to fiscal 2009 ($10.5 million gross margin effect).

The gross margin percentage decreased from 31.5% in fiscal 2008 to 29.2% in fiscal 2009. This was primarily driven by lower overhead absorption at certain domestic plants due to lower sales volumes ($4.5 million effect). Similarly, lower absorption at foreign plants due to lower sales volumes caused a $.2 million decline. This was compounded by certain material cost increases that could not be fully passed on to customers. LIFO liquidations in fiscal 2009 had an offsetting effect of $1.8 million. LIFO liquidations in fiscal 2008 were not considered material. Gross margins for fiscal 2010 could again be adversely impacted by lower absorption rates and material cost increases, which cannot be fully passed on to customers and by increased competitive pressures in various markets. As indicated above, selling, general and administrative costs decreased $2.8 million, although the percentage of sales increased from 25.9% in fiscal 2008 to 29.4% in fiscal 2009. The dollar decrease is a result of decreased sales commissions, profit sharing and bonuses ($1.9 million), decreases in marketing and advertising ($.4 million), a decrease in shipping costs ($.4 million), offset by increases in severance cost ($.7 million) and the bad debt provision ($.3 million). The decrease in other income (expense) is comprised of a decrease in net interest income ($.7 million), decreased net exchange gains ($.4 million) and the gain on the sale of the Glendale, AZ facility ($1.7 million) in fiscal 2008. The Company currently includes the Evans North Charleston building and a building in Mount Airy, NC on the June 27, 2009 Balance Sheet as assets held for sale of $2.8 million. The Company expects to sell both buildings for a gain based on a recent appraisal.

In response to the downturn in sales volume, the Company has reduced spending on raw materials and indirect production costs. The Company has also cut salaries at certain locations by 10% and has reduced hourly labor costs through shortened work weeks, layoffs and attrition. These reductions are done with careful consideration so as not to compromise customer service levels or the retention of key employees. This is having an approximate $2.0 million impact per quarter on cost of sales and selling, general and administrative costs. In addition, layoffs instituted in April 2009 at certain domestic locations, are having an approximate $1.1 million impact per quarter on cost of sales and selling, general and administrative costs. Finally, a reduction in labor force in Brazil is expected to have a $.2 million impact per quarter. This is in addition to temporary salary cuts in Brazil taking place over the next 6 months for a savings of $.4 million. Although the Company’s recent order activity is down compared to historical levels, this decline is spread relatively proportionately across most of our customers. The Company fully expects order activity to rebound once the supply chain de-stocking abates and excess inventory levels at the Company’s distributors are depleted. The Company does not anticipate any liquidity constraints given the adequacy of its working capital and its available credit line. See further discussion under Liquidity and Capital Resources.

Significant Fourth Quarter Activity  As shown in footnote 14 to the Consolidated Financial Statements, the Company incurred a loss before income taxes of $3.9 million during the fourth quarter of fiscal 2009. This was primarily attributable to the decrease in gross margin caused by the 9% decrease in sales from the third to fourth quarter and to the recording of a $.8 million severance charge by the Company’s Brazilian subsidiary.

Income Taxes  The effective rate was 42.0% for fiscal 2009, reflecting a combined federal, state and foreign worldwide rate adjusted for permanent book/tax differences, the most significant of which is the deduction allowable for the Brazilian dividend distributed in December 2008. The effective rate was 36.0% for fiscal 2008, reflecting similar components as fiscal 2009. A portion of recorded valuation allowances for certain foreign NOL’s were eliminated during fiscal 2009 and fiscal 2008, reflecting current usage based upon current earnings. The change in the effective rate percentage from fiscal 2008 to fiscal 2009 reflects the greater impact of permanent book/tax differences on a lower base due to the loss in fiscal 2009.

No changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s are anticipated at this time other than reversals relating to realization of NOL benefits for certain foreign subsidiaries. The Company continues to believe it is more likely than not that it will be able to utilize its tax operating loss carryforward assets of approximately $8.8 million reflected on the balance sheet.

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

Significant Fourth Quarter Activity  As shown in footnote 14 to the Consolidated Financial Statements, only $2.2 million of the $10.8 million of net income realized during fiscal 2008 was earned in the fourth quarter.  This reflects the recording of the profit sharing plan accrual of $.9 million for eligible domestic employees and a $.2 million accrual for executive bonuses.  Both of these plans were approved by the Company’s Board of Directors in June 2008 and as such, the entire year’s accrual was recorded in the fourth quarter.  In addition, certain offsetting adjustments were made for transfer pricing and return-to-provision adjustments netting to $.3 million in the fourth quarter.

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

As of June 28, 2008, the Company held $2.5 million in AAA-rated auction rate securities for which there were no current active quoted market prices. The Company liquidated this $2.5 million in September 2008 through November 2008 through the broker’s announced buyback program for auction rate securities. Thus, the above securities were all redeemed at par value. No such investments are held as of June 27, 2009.

During fiscal 2008 and fiscal 2009, the Company was party to an interest swap arrangement more fully described in Note 11 to the Consolidated Financial Statements. This arrangement expired on April 28, 2009. The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in a limited amount of hedging activity to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $6.9 million as of June 27, 2009.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments (primarily variable rate investments of $2.4 million) or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of approximately $1.8 million by an immaterial amount. See Note 11 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended in June ($000)
	2009	2008	2007
Cash provided by operations	$659	$19,012	$12,849
Cash provided by (used in) investing activities	5,469	(13,584)	(852)
Cash (used in) financing activities	(1,298)	(6,851)	(8,652)

The significant increase in cash provided by operations from fiscal 2007 to fiscal 2008 was primarily driven by the $4.1 million improvement in net earnings, and an increase in non-cash items and other working capital changes ($2.0 million). Conversely, the significant decrease in cash provided by operations from fiscal 2008 to fiscal 2009 is primarily driven by the $14.1 million decrease in net earnings and working capital changes ($7.1 million). The non-cash items relating to depreciation and amortization are not expected to change significantly over the next few years.

“Retirement benefits” under noncash expenses in the detailed cash flow statement shows the effect on operating cash flow of the Company’s pension and retiree medical plans. Primarily because the Company’s domestic defined benefit plan had been overfunded, retirement benefits in total generated approximately $1.6 million, $2.8 million and $1.1 million of noncash income in fiscal 2009, 2008 and 2007, respectively. Consolidated retirement benefit expense (income) was approximately $(0.8) million in 2009, $(1.7) million in 2008, and $.1 million in 2007.

As disclosed in Note 10 to the Company’s Consolidated Financial Statements, the overfunding status has been eliminated by current market conditions. However, the Company does not expect to be required to provide any funding to its domestic pension plan until 2011.

At the start of fiscal 2007, the Company switched from self-funding to a fixed monthly premium for both its domestic employee health care plans and its domestic worker’s compensation plan. This has reduced the cash flow uncertainty related to these Company expenses.

The Company’s investing activities consisted of the acquisition of Kinemetric Engineering in fiscal 2008, expenditures for plant and equipment, the investment of cash not immediately needed for operations and the proceeds from the sale of Company assets. Expenditures for plant and equipment have increased over each of the three years, although they are less than depreciation expense in each of those years. The Company will continue to invest in plant and equipment as necessary to optimize the operations of its plants. Details of the Kinemetric acquisition are disclosed in Note 6 to the Consolidated Financial Statements.

Cash flows used in financing activities are primarily the payment of dividends. The Company increased its dividend from $.10 per share to $.12 per share during the fourth quarter of fiscal 2008. The Company has paid during fiscal 2009 and expects to consistently pay this increased dividend in the near future. The proceeds from the sale of stock under the various stock plans has historically been used to purchase treasury shares, although in recent years such purchases have been curtailed. Purchases for fiscal 2009 and fiscal 2008 amounted to $.3 million and $.3 million, respectively. Overall debt has increased slightly from $10.0 million at the end of fiscal 2008 to $11.4 million at the end of fiscal 2009, primarily due to an increase in capitalized lease obligations in Brazil. However, as described in Note 11, the amount outstanding on the Company’s line of credit as of August 31, 2009 is $2.5 million.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps, beyond the salary reductions, layoffs, shortened work weeks as noted above, will have to be taken in order to maintain liquidity, including plant consolidations and work force and dividend reductions (see comments above).  In addition to its cash and investments, the Company had maintained a $10 million line of credit, of which, as of June 27, 2009, $975,000 is being utilized in the form of standby letters of credit for insurance purposes.  On April 28, 2009, the Company signed an amendment to its existing line of credit agreement extending the termination date of such agreement from April 28, 2009 to June 30, 2009. With this amendment, the scheduled principal payment of $2.4 million due under the Reducing Revolver was extended to June 30, 2009. Under the current credit line, the interest rate at June 27, 2009 for the Reducing Revolver is LIBOR plus 1.5% and 3.25% (Prime) for the line of credit. The Company has a working capital ratio of 4.4 to one as of June 27, 2009 and 4.8 to one as of June 28, 2008.

On June 30, 2009, The L.S. Starrett Company (the “Company”) and certain of the Company’s subsidiaries (the “Subsidiaries”) entered into a Loan and Security Agreement (the “New Credit Facility”) with TD Bank, N.A., as lender.

The New Credit Facility replaced the Company’s previous Bank of America facility with a $23 million line of credit. On June 30, 2009, the Company utilized this line of credit to pay off the remaining balances on the Reducing Revolver and Line of Credit. The interest rate under the New Credit Facility is based upon a grid which uses the ratio of Funded Debt/EBITDA to determine the floating margin that will be added to one-month LIBOR. The initial rate is one-month LIBOR plus 1.75%.  The New Credit Facility matures on April 30, 2012.

The obligations under the New Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the New Credit Facility will become secured by the assets of the Company and the subsidiaries party to the New Credit Facility.

Availability under the New Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the New Credit Facility in excess of $23 million. In addition, the Company anticipates that it will not need to fully utilize the amounts available to the Company and its subsidiaries under the New Credit Facility.   As of August 31, 2009, the Company had borrowings of $2.5 million under the New Credit Facility.

The New Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the New Credit Facility, accrued interest and all other obligations. As of June 30, 2009, the Company was in compliance with the covenants required for testing at that time under the New Credit Facility.

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

The allowance for doubtful accounts of $0.7 million and $0.7 million at the end of fiscal 2009 and 2008, respectively, is based on our assessment of the collectability of specific customer accounts, the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

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

The Company assesses the fair value of its goodwill generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. If the carrying amount of the goodwill is greater than the fair value an impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

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

Pension and postretirement medical costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (Note 10 to the Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$7.6	$.8	$1.5	$1.4	$3.9
Long-term debt obligations	1.3	.5	.5	.3	—
Capital lease obligations	2.0	.7	.9	.3	.1
Operating lease obligations	2.7	1.4	1.2	.1	—
Interest payments	.3	.2	.1	—	—
Purchase obligations	10.9	10.8	.1	—	—
Total	$24.8	$14.4	$4.3	$2.1	$4.0

It is assumed that post-retirement benefit obligations would continue on an annual basis from 2013 to 2016. Total future payments for other obligations cannot be reasonably estimated beyond year 5.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2009, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (“the Company”) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2009.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” issued by the Financial Accounting Standards Board.   As discussed in Note 10 to the consolidated financial statements, as of June 30, 2007, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The L.S. Starrett Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our accompanying report dated September 10, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 10, 2009

 THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
For the three years ended on June 27, 2009
(in thousands of dollars except per share data)

	6/27/2009	6/28/08	6/30/07
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$203,659	$242,371	$222,356
Cost of goods sold	(144,115)	(166,133)	(156,530)
Selling, general and administrative expenses	(59,904)	(62,707)	(55,596)
Goodwill impairment (Note 5)	(5,260)	—	—
Other income (expense)	67	3,340	(1,378)

(Loss) earnings before income taxes	(5,553)	16,871	8,852
Income tax (benefit) expense	(2,333)	6,040	2,199

Net (loss) earnings	$(3,220)	$10,831	$6,653

Basic and diluted (loss) earnings per share	$(0.49)	$1.64	$1.00

Average outstanding shares used in per share calculations (in thousands):
Basic	6,622	6,596	6,663
Diluted	6,628	6,605	6,671

Dividends per share	$0.48	$0.52	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
For the three years ended on June 27, 2009
(in thousands of dollars)

	6/27/2009	6/28/08	6/30/07
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net (loss) income	$(3,220)	$10,831	$6,653
Noncash operating activities:
Gain from sale of real estate	—	(1,703)	(299)
Depreciation	8,649	9,535	10,047
Amortization	1,247	1,240	1,103
Impairment of fixed assets	52	95	724
Goodwill impairment	5,260	—	—
Net long-term tax payable	604	847	—
Deferred taxes	(6,145)	1,221	1,646
Unrealized transaction gains	1,077	(990)	(592)
Retirement benefits	(2,088)	(3,332)	(1,519)
Working capital changes:
Receivables	7,170	893	(2,720)
Inventories	(4,233)	(45)	2,252
Other current assets	(2,759)	(157)	(689)
Other current liabilities	(7,313)	478	(3,127)
Prepaid pension cost and other	2,358	99	(630)
Net cash provided by operating activities	659	19,012	12,849

Cash flows from investing activities:
Purchase of Kinemetric Engineering	(208)	(2,060)	—
Additions to plant and equipment	(9,443)	(8,924)	(6,574)
(Increase) decrease in investments	15,120	(5,016)	5,328
Proceeds from sale of real estate	—	2,416	394
Net cash provided by (used in) investing activities	5,469	(13,584)	(852)

Cash flows from financing activities:
Proceeds from short-term borrowings	29,518	5,007	2,934
Short-term debt repayments	(28,603)	(5,800)	(3,115)
Proceeds from long-term borrowings	1,188	—	203
Long-term debt repayments	(552)	(2,929)	(4,589)
Common stock issued	596	620	446
Treasury shares purchased	(263)	(317)	(1,867)
Dividends	(3,182)	(3,432)	(2,664)
Net cash (used in) financing activities	(1,298)	(6,851)	(8,652)
Effect of translation rate changes on cash	(1,097)	230	387
Net increase (decrease) in cash	3,733	(1,193)	3,732
Cash beginning of year	6,515	7,708	3,976
Cash end of year	$10,248	$6,515	$7,708

Supplemental cash flow information:
Interest received	$1,037	$1,648	$1,194
Interest paid	1,127	914	1,713
Taxes paid, net	3,663	3,546	1,231

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)
	June 27, 2009	June 28, 2008
ASSETS
Current assets:
Cash (Note 4)	$10,248	$6,515
Investments (Note 4)	1,791	19,806
Accounts receivable (less allowance for doubtful accounts of $678 and $701)	27,233	39,627
Inventories:
Raw materials and supplies	19,672	15,104
Goods in process and finished parts	20,265	16,653
Finished goods	20,289	29,400
Total inventories	60,226	61,157
Current deferred income tax asset (Note 9)	5,170	5,996
Prepaid expenses and other current assets	8,054	5,535
Total current assets	112,722	138,636

Property, plant and equipment, at cost, net (Note 7)	56,956	60,945
Property held for sale (Note 7)	2,771	1,912
Intangible assets (less accumulated amortization of $3,724 and $2,477) (Note 5)	2,517	3,764
Goodwill (Note 5)	981	6,032
Pension asset (Note 10)	—	34,643
Other assets	275	1,877
Long-term taxes receivable (Note 9)	2,807	2,476
Long-term deferred income tax asset (Note 9)	15,212
Total assets	$194,241	$250,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities (Note 11)	$10,136	$4,121
Accounts payable and accrued expenses	10,369	18,041
Accrued salaries and wages	5,109	6,907
Total current liabilities	25,614	29,069
Long-term taxes payable (Note 9)	9,140	8,522
Deferred income taxes (Note 9)	—	6,312
Long-term debt (Note 11)	1,264	5,834
Postretirement benefit and pension liability (Note 10)	15,345	13,775
Total liabilities	51,363	63,512

Stockholders’ equity (Note 12):
Class A common stock $1 par (20,000,000 shrs. auth.; 5,769,894 outstanding at June 27, 2009, 5,708,100 outstanding at June 28, 2008)	5,770	5,708
Class B common stock $1 par (10,000,000 shrs. auth.; 869,426 outstanding at June 27, 2009, 906,065 outstanding at June 28, 2008)	869	906
Additional paid-in capital	49,984	49,613
Retained earnings reinvested and employed in the business	127,707	134,109
Accumulated other comprehensive loss	(41,452)	(3,563)
Total stockholders’ equity	142,878	186,773
Total liabilities and stockholders’equity	$194,241	$250,285

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity
For the three years ended on June 27, 2009 (in thousands)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total
Balance, June 24, 2006	$5,629	$1,040	50,569	123,034	(15,909)	164,363
Comprehensive income:
Net income				6,653		6,653
Unrealized net loss on investments and swap agreement					(15)	(15)
Minimum pension liability, net					1,775	1,775
Translation gain, net					7,280	7,280
Total comprehensive income						15,693
Dividends ($0.40 per share)				(2,664)		(2,664)
Treasury shares:
Purchased	(105)	–	(1,762)			(1,867)
Issued	23	–	320			343
Issuance of stock under ESPP	–	8	155			163
Conversion	85	(85)				–
Balance, June 30, 2007 (before FAS 158)	$5,632	$963	$49,282	$127,023	$(6,869)	$176,031
Adjustment to initially adopt FAS 158(1):
Pension Plans (net of tax benefits)					(1,365)	(1,365)
Post-retirement benefits (net of tax liability)					2,448	2,448
Balance, June 30, 2007	$5,632	$963	$49,282	$127,023	$(5,786)	$177,114
Comprehensive income:
Net income				10,831		10,831
Unrealized net loss on investments and swap agreement					(281)	(281)
Minimum pension liability, net					(4,911)	(4,911)
Translation gain, net					7,415	7,415
Total comprehensive income						13,054
Tax adjustment for FIN 48 adoption				(313)		(313)
Dividends ($0.52 per share)				(3,432)		(3,432)
Treasury shares:
Purchased	(20)	–	(297)			(317)
Issued	24	–	394			418
Issuance of stock under ESPP	–	15	234			249
Conversion	72	(72)				–
Balance, June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive loss:
Net loss				(3,220)		(3,220)
Unrealized net gain on investments and swap agreement					339	339
Minimum pension liability, net					(23,804)	(23,804)
Translation loss, net					(14,424)	(14,424)
Total comprehensive loss						(41,109)
Dividends ($0.48 per share)				(3,182)		(3,182)
Treasury shares:
Purchased	(26)		(237)			(263)
Issued	44		480			524
Issuance of stock under ESPP		7	128			135
Conversion	44	(44)				–
Balance, June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878

Cumulative balance:
Translation loss	$(13,819)
Unrealized net loss on investments	(1)
Amount not recognized as a component of net periodic benefit cost	(27,632)
$(41,452)

 (1) Components of adjustment to initially adopt FAS 158 are as follows:

	Gross	Tax	Net
1. Pension Plan	(2,242)	877	(1,365)
2. Post-retirement benefits:	4,019	(1,571)	2,448
Net effect of adoption	1,777	(694)	1,083

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company’s fiscal year ends on the last Saturday in June. Fiscal 2007 represents a 53 week year while fiscal 2009 and 2008 represent 52 week years. The fiscal years of the Company’s major foreign subsidiaries end in May. This one month lag facilitates timely reporting of results and does not materially impact the Company’s Results of Operations.

Financial instruments and derivatives: The Company’s financial instruments consist primarily of cash, investments and receivables, current liabilities and long term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company has entered into an interest rate swap agreement to limit the amount of exposure resulting from increases in its variable LIBOR rate on its $12 million Reducing Revolver. This is being accounted for as an effective cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amount of (increase) decrease in other comprehensive income for fiscal 2009, 2008 and 2007 relating to the swap agreement is ($106,174), $55,767, and $50,406, respectively. The Company’s U.K. subsidiary entered into various forward exchange contracts during fiscal 2007. The amount of contracts outstanding as of May 31, 2009 and 2008 (foreign subsidiary year-end) amounted to $6.8 million and $3.1 million (dollar equivalent), respectively. The value of these contracts do not differ materially from the corresponding receivables.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The provision for bad debts amounted to $451,000, $461,000 and $370,000 in fiscal 2009, 2008 and 2007, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. For approximately 55% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories were $17.8 million and $17.9 million at the end of fiscal 2009 and 2008, respectively, such amounts being approximately $33.7 million and $27.5 million, respectively, less than if determined on a FIFO basis. The amounts of income (expense) related to LIFO liquidations amounted to $1.8 million and ($300,000) in fiscal 2009 and fiscal 2008, respectively. The Company has not adopted LIFO for its Tru-Stone and Kinemetric Engineering acquisitions and does not expect to adopt LIFO for any future acquisitions. The Company’s inventories turned 2.4 times and 2.7 times during fiscal 2009 and fiscal 2008, respectively.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized as required under SFAS 13. Long-lived assets are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. The Company does this evaluation at the reporting unit level using an undiscounted cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 27, 2009 and June 28, 2008 were $3.3 million and $3.9 million, respectively, of construction in progress. Also included in machinery and equipment at June 27, 2009 and June 28, 2008 were $420,500 and $273,000, respectively, of capitalized interest cost. Repairs and maintenance of equipment are expensed as incurred.

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

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred. Advertising costs were expensed as follows $4.6 million in fiscal 2009, $4.9 million in fiscal 2008 and $4.6 million in fiscal 2007.

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

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $60.4 million of undistributed earnings of foreign subsidiaries as of June 27, 2009 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Sales and use tax: Sales and use tax is recorded as incurred and represents a cost of certain purchased materials.

Research and development: Research and development costs were expensed as follows: $1.6 million in fiscal 2009, $2.4 million in fiscal 2008 and $2.7 million in fiscal 2007.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 5,501, 8,330, and 7,904 of potentially dilutive common shares in fiscal 2009, 2008 and 2007, respectively, resulting from shares issuable under its stock option plan. For fiscal 2009 and 2008, these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

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

Related party transactions: The Company’s policy is to disclose all significant related party transactions. At this time, there are no reportable transactions.

Treasury stock: Treasury stock is accounted for using the par value method. The number of treasury shares held by the Company at June 27, 2009 and June 28, 2008 was 1,727,517 and 1,745,662, respectively.

Other: Accounts payable and accrued expenses at June 27, 2009 and June 28, 2008 consist primarily of accounts payable ($3.7 million and $9.0 million), accrued benefits ($1.2 million and $1.1 million) and accrued taxes other than income ($2.1 million and $2.1 million) and accrued expenses and other ($3.4 million and $5.8 million).

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to adopt FAS 141(R) for fiscal 2010. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008. As of June 27,2009, there were no noncontrolling interests in any of the Company’s subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS 161.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the impact, if any, of the adoption of FAS 142-3.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 became effective for the Company for the three months ended June 27, 2009, and the Company has evaluated all subsequent events through September 10, 2009, the date of issuance of the Company’s financial statements and noted no material events except as described in Note 15.

In June 2009, the FASB concurrently issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (collectively, “SFAS 166 and SFAS 167”) that change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, SFAS 166 and SFAS 167 eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. SFAS 166 and SFAS 167 are effective for the Company on January 1, 2010. The Company is in the process of evaluating these standards to determine whether they will impact the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162)” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for the Company June 27, 2009, and beginning with the Company’s interim report for the period ending September 26, 2009, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

4. CASH AND INVESTMENTS

As of June 28, 2008, the Company held $2.5 million in AAA-rated auction rate securities for which there were no current active quoted market prices. The Company liquidated this $2.5 million in September 2008 through November 2008 through the broker’s announced buyback program for auction rate securities. Thus, the above securities were all redeemed at par value. No such investments are held as June 27, 2009.

Included in investments at June 27, 2009 is $1.8 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. On July 1, 2009, $0.5 million of these bonds were redeemed at face value. Cash and investments held in foreign locations amounted to $8.4 million and $18.8 million at June 27, 2009 and June 28, 2008, respectively. Of this amount, $1.8 million in U.S. dollar equivalents was held in British Pound Sterling.  The reduction in cash and investments from June 28, 2008 to June 27, 2009 resulted primarily from foreign exchange effects and the movement of cash and investments to the U.S.

On October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with SFAS 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As of June 27, 2009 and June 28, 2008, the Company’s Level 1 financial assets were as follows (in thousands):
	Level 1
	6/27/09	6/28/08
Money Market Funds	—	1,450
Certificates of Deposits	—	13,205
International Bonds (Puerto Rican debt obligations)	1,791	1,667
Domestic Bonds	—	2,750
Municipal Securities	—	734
	$1,791	$19,806

5. GOODWILL AND INTANGIBLES

The Company performed its annual goodwill impairment test for Tru-Stone as of June 28, 2008, which resulted in an implied fair value greater than its carrying value. As noted in the Company’s second quarter fiscal year 2009 Form 10-Q, a triggering event occurred during the second quarter relating to the $5.3 million of goodwill resulting from the acquisition of Tru-Stone. Based upon the Company’s analysis, it was determined that the implied fair value of the goodwill associated with Tru-Stone continued to be greater than its carrying value ($5.3 million).

Due to continued declines in Tru-Stone’s results during the third quarter of fiscal year 2009, an impairment review was performed on its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and its goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Based on the undiscounted cash flows’ projection, the carrying value of the long lived assets is currently recoverable; accordingly, no impairment write-down was necessary. Projections of cash flow were generated for this asset group utilizing estimates from sales, operations, and finance to arrive at the projected cash flows. A significant drop in sales growth rates could result in a future impairment charge. Similarly, the Company estimates that a 25% drop in cash flows (primarily related to a drop in sales growth rates) could result in future impairment charges. The difference between Tru-Stone’s carrying value and its fair value after the goodwill impairment writedown of $5.3 million was approximately $700,000.

To estimate the fair value of its Tru-Stone reporting unit, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

As the carrying value of Tru-Stone exceeded its estimated fair value as of March 28, 2009, the Company performed the second step of the impairment analysis for Tru-Stone. Step two of the impairment test requires the Company to fair value all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill in Tru-Stone’s reporting unit was fully impaired, resulting in a $5.3 million impairment recorded in the third quarter. Both step one and step two were performed by an independent third party appraiser under the supervision of management. The impairment charge of $5.3 million is comprised of goodwill and was a direct result of the SFAS No. 142 testing. This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at March 28, 2009 and the decline in the estimated forecasted discounted cash flows expected by the Company.

The Company performed its annual goodwill impairment test for Kinemetrics as of June 27, 2009, which resulted in an implied fair value greater than its carrying value. The approach used is similar to that outlined above for Tru-Stone adjusting the assumptions as necessary for the Kinemetrics business unit.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated (in thousands):

	As of June 27, 2009			As of June 28, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Goodwill	$981	-	$981	$6,032	-	$6,032

Other Intangible Assets	$6,241	$(3,724)	$2,517	$6,241	$(2,477)	$3,764

The estimated amortization of intangible assets for the next four succeeding years is: $1,254 for year 1, $1,083 for year 2, $187 for year 3 and $11 for year 4.

6. ACQUISITIONS

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

7. PROPERTY, PLANT AND EQUIPMENT

	2009
	Cost	Accumulated Depreciation	Net
Land	$1,384	$—	$1,384
Buildings and building improvements	39,550	(19,403)	20,147
Machinery and equipment	133,977	(98,552)	35,425
Total	$174,911	$(117,955)	$56,956

	2008
	Cost	Accumulated Depreciation	Net
Land	$1,608	$—	$1,608
Buildings and building improvements	40,798	(19,576)	21,222
Machinery and equipment	145,195	(107,080)	38,115
Total	$187,601	$(126,656)	$60,945

Assets held for sale for fiscal 2008 represents the North Charleston building. Assets held for sale for fiscal 2009 represent the north Charleston building and a building in Mt. Airy, NC. Included in machinery and equipment are capital leases of $2.0 million as of June 27, 2009 and $3.9 million as of June 28, 2008 relating to the domestic and Brazilian operations (Note 11). The amortization relating to these leases was $.7 million and $.6 million for fiscal 2009 and 2008, respectively. This equipment primarily represents factory machinery in their main plant. Operating lease expense was $1.6 million, $1.6 million and $1.1 million in fiscal 2009, 2008 and 2007, respectively. Operating lease payments for the next 5 years are as follows:
Year	$000’s
2010	$1,361
2011	734
2012	313
2013	127
2014	54
Thereafter	89

8. OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):

	2009	2008	2007
Interest income	$716	$1,443	$1,194
Interest expense and commitment fees	(844)	(773)	(1,713)
Realized and unrealized translation gains (losses), net	383	815	32
Gain on sale of assets	—	1,703	299
Impairment of fixed assets	(52)	(95)	(724)
Other income (expense)	(136)	247	(466)
	$67	$3,340	$(1,378)

9. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	2009	2008	2007
Domestic operations	$(15,462)	$3,433	$5,069
Foreign operations	9,909	13,438	3,783
	$(5,553)	$16,871	$8,852

The amount of domestic taxable income (loss) (in thousands) for fiscal 2009, 2008 and 2007 amounted to $(14,709), $5,879 and $6,982, respectively.

The provision (benefit) for income taxes consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$442	$488	$(855)
Foreign	3,293	4,170	1,316
State	77	161	92
Deferred
Federal	(5,421)	1,358	2,358
Foreign	(384)	(196)	(125)
State	(340)	59	(587)
	$(2,333)	$6,040	$2,199

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

	2009	2008	2007
Expected tax expense (benefit)	$(1,880)	$5,736	$3,010
Increase (decrease) from:
State taxes, net of federal benefit	(493)	208	215
Foreign taxes, net of federal credits	(316)	(270)	(368)
Change in valuation allowance	(308)	(138)	(942)
Return to provision and tax reserve adjustments	298	246	(247)
Foreign loss not benefited	—	—	296
Other permanent items	366	258	235
Actual tax expense (benefit)	$(2,333)	$6,040	$2,199

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

Conversely, a valuation allowance was provided in fiscal 2006 on state NOL’s as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the state level.  This valuation allowance has remained through fiscal 2009.  Similarly, a valuation allowance has been provided on foreign NOL’s and the uncertainty of generating future taxable income. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOL’s and tax credits will be reevaluated periodically in the future as certain facts and assumptions change over time.

The long term-taxes payable on the balance sheet as of June 27, 2009 and June 28, 2008 relate primarily to reserves for transfer pricing issues.

Deferred income taxes at June 27, 2009 and June 28, 2008 are attributable to the following (in thousands):

	2009	2008
Deferred assets (current):
Inventories	$(3,396)	$(4,399)
Employee benefits (other than pension)	(525)	(234)
Book reserves	(1,249)	(1,281)
Other	—	(82)
	$(5,170)	$(5,996)

Deferred assets (long-term):
Federal NOL carried forward	$(7,347)	$(2,501)
State NOL various carryforward periods	(865)	(482)
Foreign NOL carried forward indefinitely	(752)	(1,049)
Foreign tax credit carryforward expiring 2009-11	(1,194)	(1,194)
Pension benefit	(1,439)	—
Retiree medical benefits	(4,228)	(4,241)
Intangibles	(2,983)	—
Other	(558)	(1,263)
	$(19,366)	$(10,730)

Valuation reserve for state NOL, foreign NOL and foreign tax credits	$1,687	$1,995
Long-term deferred assets	$(17,679)	$(8,735)

Deferred liabilities (current):	$—	$3
Misc credits	$—	$3

Deferred liabilities (long-term):
Prepaid pension	$—	$12,372
Depreciation	2,467	2,675
	$2,467	$15,047
Net deferred tax liability (asset)	$(20,382)	$319

As of June 27, 2009 and June 28, 2008, the net long-term deferred tax asset and deferred tax liability respectively, on the balance sheet are as follows:

	2009	2008
Long-term liabilities	$2,467	$15,047
Long-term assets	(17,679)	(8,735)
	$(15,212)	$6,312

Foreign operations deferred assets (current) relate primarily to book reserves.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at July 1, 2007	$6,964
Increases for tax positions taken during a prior period	1,558
Increases for tax positions taken during the current period	—
Decreases relating to settlements	—
Decreases resulting from the expiration of the statue of limitations	—
Balance at June 28, 2008	$8,522
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	618
Decreases relating to settlements	—
Decreases resulting from the expiration of the statue of limitations	—
Balance at June 27, 2009	$9,140

Of the $9.1 million and $8.5 million of unrecognized tax benefits as of June 27, 2009, $6.2 million and $6.0 million, respectively, would impact the effective income tax rate if recognized.  During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits, other than the accrual of additional interest expense in an amount similar to the prior year’s expense.

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2003. As of June 27, 2009, the Company did not have any income tax audits in progress in the numerous states, local and international jurisdictions in which the Company operates. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, U.K., Germany, New Zealand, Dominican Republic and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 1997-2009 still open for examination).

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $.1 million of interest as of July 1, 2007. The amount did not change significantly during fiscal 2008 or fiscal 2009.

The federal NOL carryforward of $7.3 million expires in the years 2023, 2025, and 2026. The state NOL carryforwards of $.9 million expire at various times over the next 5 years. The foreign tax credit carryforward of $1.2 million expires in the years 2010 through 2016.

No deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At June 27, 2009, the estimated amount of total unremitted earnings is $60.4 million. The Company has not disclosed the total amount of the unrecognized deferred taxes related to these earnings. Compiling the data necessary for such disclosure is not practical as it would involve an extensive study requiring the Company to go back many years to calculate the earnings and profits for a number of foreign subsidiaries.

10. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has several pension plans, both defined benefit and defined contribution, covering all of its domestic and most of its nondomestic employees. In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). The Company makes periodic contributions to the ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the ESOP. Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for fiscal 2009, 2008 and 2007, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $(839,000), $(1,652,000) and $64,000 respectively. Included in these amounts are the Company’s contributions to the defined contribution plan amounting to $511,000, $622,000 and $588,000 in fiscal 2009, 2008 and 2007, respectively.

Under both domestic and foreign defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is reasonable given prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.

The Company uses an expected long-term rate of return assumption of 8.0% for the domestic pension plan, and 6.7% for the nondomestic plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. The Company uses a discount rate assumption of 6.75% for the domestic plan and 6.3% for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans. The change from the prior year discount rate for the domestic plan reflects the overall decline in comparable market rates for the applicable measurement dates.

Historically, the Company’s U.S. qualified defined benefit pension plan has been appropriately funded, and remains reasonably so according to our latest estimates. The actuarial valuation was done as of June 30, 2009. While the recent decline in plan assets may affect future funding requirements, there are no required minimum contributions before the end of fiscal 2010. The impact of the decline in asset values will be recognized in the calculation of future net periodic benefit cost through a decrease in the expected return on assets and amortization of the asset loss over 13 years. If the plan’s funded status drops below 90% by the end of 2010, additional funding of the plan may be required by March 15, 2011.

Other than the discount rate, these are generally long-term assumptions and not subject to short-term market fluctuations, though they may be adjusted as warranted by structural shifts in economic or demographic outlooks, as applicable, and the long-term assumptions are reviewed annually to ensure they do not produce results inconsistent with current market conditions. The impact of variation in the medical cost trend rates is shown below. The long-term expected return on assets assumption affects the pension expense, and a 1% change in the assumed return would change the U.S. pension expense by approximately $0.9 million for fiscal year ended June 27, 2009. The discount rate is adjusted annually based on corporate investment grade (rated AA or better) bond yields as of the measurement date. The rate selected at June 27, 2009 is 6.50%. A 1% change in the discount rate would change the benefit obligations for the U.S. pension and postretirement benefit plans by approximately 11% as of the end of the year, and change the service cost and interest cost by approximately $.1 million for the fiscal year ended June 30, 2009. The changes in benefit obligations and pension expense are inversely related to changes in the discount rate.

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

The table below details assets by category for the Company’s domestic pension plan. These assets consist primarily of publicly traded equity and fixed income securities, including  947,908 shares of Company common stock with a fair value of $6.4 million (9.6% of total plan assets) at June 30, 2009, and 987,704 shares of the Company’s common stock with a fair value of $21.3 million (20% of total plan assets) at June 30, 2008. The majority of these shares are in the Company’s ESOP plan.

	2009	2008
Asset category:
Cash	6%	1%
Equities	41%	79%
Debt	53%	20%
	100%	100%

Effective June 30, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net losses, unrecognized prior service costs, and accumulated gains, all of which were previously netted against the plan’s funded status in the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss upon adoption of SFAS 158.

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

Domestic and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2009	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$109,837	$120,849	$115,485
Service cost	2,090	2,376	2,727
Interest cost	6,754	6,980	6,807
Participant contributions	244	300	282
Exchange rate changes	(7,306)	11	2,242
Benefits paid	(6,017)	(5,287)	(5,210)
Actuarial (gain) loss	(9,435)	(15,392)	(1,484)
Benefit obligation at end of year	$96,167	$109,837	$120,849

Weighted average assumptions – benefit obligations (domestic)
Discount rate	6.50%	6.75%	6.20%
Rate of compensation increase	2.64%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Change in plan assets
Fair value of plan assets at beginning of year	$140,829	$157,505	$138,044
Actual return on plan assets	(38,015)	(12,368)	21,700
Employer contributions	511	622	588
Participant contributions	244	300	282
Benefits paid	(6,017)	(5,287)	(5,210)
Exchange rate changes	(6,691)	57	2,102
Fair value of plan assets at end of year	$90,864	$140,829	$157,505

Funded status at end of year
Funded status	$(5,303)	$30,992	$36,656
Unrecognized actuarial gain	N/A	N/A	N/A
Unrecognized transition asset	N/A	N/A	N/A
Unrecognized prior service cost	N/A	N/A	N/A
Net amount recognized	$(5,303)	$30,992	$36,656

	2009	2008	2007
Amounts recognized in statement of financial position
Noncurrent assets	$—	$34,643	$36,656
Current liability	(23)	(23)	—
Non current liability	(5,280)	(3,628)	—
Net amount recognized in statement of financial position	$(5,303)	$30,992	$36,656

Weighted average assumptions – net periodic benefit cost (domestic)
Discount rate	6.75%	6.20%	6.20%
Cost of living increase	2.50%	2.50%	2.50%
Rate of compensation increase	3.25%	3.25%	3.25%
Return on Plan Assets	8.00%	8.00%	8.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Transition asset (obligation)	$—	$—	$—
Prior service credit (cost)	(1,217)	(1,684)	(2,127)
Accumulated gain (loss)	(47,080)	(8,836)	(115)
Amounts not yet recognized as a component of net periodic benefit cost	(48,297)	(10,520)	(2,242)
Accumulated contributions in excess of net periodic benefit cost	$42,994	$41,512	$38,898
Net amount recognized	$(5,303)	$30,992	$36,656

Net increase/(decrease) in accumulated other comprehensive income (loss) due to FAS 158	$—	$—	$(2,242)

Components of net periodic (benefit) cost (Domestic and U.K.)

Service cost	$2,090	$2,375	$2,728
Interest cost	6,754	6,980	6,807
Expected return on plan assets	(10,204)	(11,789)	(10,377)
Amortization of prior service cost	414	446	439
Amortization of transitional (asset) or obligation	—	—	—
Recognized actuarial (gain) or loss	(15)	(7)	152
Net periodic (benefit) cost	$(961)	$(1,995)	$(251)

Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$—	$—	$—
Prior service cost	(383)	(443)	(443)
Net gain (loss)	(2,805)	11	6

Additional disclosure for all pension plans
Accumulated benefit obligation	$94,351	$103,340	$113,633

	2009	2008	2007
Information for pension plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$96,167	$41,040	$40,150
Fair value of plan assets	$90,864	$37,389	$40,067

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	96,167	41,040	523
Accumulated benefit obligation	94,351	40,897	469
Fair value of assets	90,864	37,389	N/A

Underfunded Plans (Primarily U.K.):

Year-end information for plans with accumulated benefit obligations in excess of plan assets (primarily U.K.)
Projected benefit obligation	$27,753	$40,527	$40,150
Accumulated benefit obligation	27,753	40,466	39,905
Fair value of plan assets	23,738	37,389	40,067

Weighted average assumptions – benefit obligations (U.K.)
Discount rate	7.10%	6.30%	5.60%
Rate of compensation increase	3.70%	3.70%	3.30%
Cost of living increase	3.00%	3.70%	2.80%
Components of net periodic benefit cost (benefit)
Service cost	$483	$557	$650
Interest cost	2,085	2,235	1,970
Expected return on plan assets	(2,087)	(2,551)	(2,186)
Amortization of prior service cost	143	173	166
Amortization of transition asset	—	—	—
Recognized actuarial gain	—	—	156
Net periodic benefit cost	$624	$414	$756

Weighted average assumptions – net periodic benefit cost (U.K.)
Discount rate	6.30%	5.60%	5.10%
Expected long-term rate of return	6.70%	7.20%	6.90%
Rate of compensation increase	3.70%	3.30%	3.00%

Medical and Life Insurance Benefits – Retired Employees:

The Company provides certain medical and life insurance benefits for most retired employees in the United States. The status of these plans at year end is as follows (in thousands):

Change in benefit obligation
Benefit obligation at beginning of year	$10,843	$12,025	$12,694
Service cost	326	393	380
Interest cost	701	742	728
Plan amendments	—	—	(1,409)
Benefits paid	(706)	(1,062)	(1,011)
Actuarial (gain) loss	(347)	(1,255)	643
Benefit obligation at end of year	$10,817	$10,843	$12,025

	2009	2008	2007
Weighted average assumptions – benefit obligations
Discount rate	6.50%	6.75%	6.20%
Rate of compensation increase	2.64%	3.25%	3.25%
Cost of living increase	2.50%	3.20%	2.50%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	706	1,062	1,011
Participant contributions	—	—	—
Benefits paid	(706)	(1,062)	(1,011)
Exchange rate changes	—	—	—
Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(10,817)	$(10,843)	$(12,025)
Unrecognized actuarial gain	N/A	N/A	N/A
Unrecognized transition asset	N/A	N/A	N/A
Unrecognized prior service cost	N/A	N/A	N/A
Net amount recognized at year-end	$(10,817)	$(10,843)	$(12,025)
Less current liability		—	—
Net amount recognized in statement of financial position	$(10,817)	$(10,843)	$(12,025)

Amounts recognized in statement of financial position
Prepaid benefit cost	$—	$—	$—
Current post-retirement benefit liability	(752)	(696)	(784)
Post-retirement benefit liability	(10,065)	(10,147)	(11,241)
Net amount recognized in statement of financial position	$(10,817)	$(10,843)	$(12,025)

Weighted average assumptions – net periodic benefit cost
Discount rate	6.75%	6.75%	6.20%
Rate of compensation increase	3.25%	3.25%	3.25%
Cost of living increase	2.50%	2.50%	2.50%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income

Transition asset (obligation)	$—	$—	$—
Prior service credit (cost)	4,604	5,509	6,414
Accumulated gain (loss)	(682)	(1,027)	(2,395)
Amounts not yet recognized as a component of net periodic benefit cost	3,922	4,482	4,019
Net periodic benefit cost in excess of accumulated contributions	$(14,739)	$(15,325)	$(16,044)
Net amount recognized	$(10,817)	$(10,843)	$(12,025)

A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2009. The rate was assumed to decrease gradually to 5.0% for 2016 and remain at that level thereafter. Plan amendments for retired employees relate to reductions in the Company’s contributions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):
	1% Increase
	2009	2008	2007
Effect on total of service and interest cost	$106	$126	$124
Effect on postretirement benefit obligation	950	1,001	1,159
	1% Decrease
	2009	2008	2007
Effect on total of service and interest cost	$ (90)	$(106)	$(104)
Effect on postretirement benefit obligation	(816)	(858)	(988)

For fiscal 2009, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23,000 to the nonqualified domestic pension plan, $468,930 to the nondomestic pension plan, and $752,000 to the retiree medical and life insurance plan.

	2009	2008	2007
Components of net periodic benefit cost (benefit)
Service cost	$326	$393	$380
Interest cost	701	742	728
Amortization of prior service cost	(905)	(905)	(894)
Recognized actuarial gain	—	113	101
Net periodic benefit cost	$122	$343	$315

Future pension and other benefit payments are as follows:
Fiscal year	Pension	Other Benefits
2010	$5,795	$752
2011	5,932	741
2012	6,082	723
2013	6,270	720
2014	6,485	727
2015-2019	35,533	3,888

In December 2003, legislation was enacted providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Although the Company has experienced some savings, this legislation has not materially impacted plan obligations.

11. DEBT

Effective April 28, 2006, the Company entered into a credit facility agreement with Bank of America comprised of a $10 million revolving credit facility (Revolver), a $3 million sub-limit under the Revolver for the issuance of letters of credit, and a $12 million reducing revolving (Reducing Revolver) credit facility. The Revolver required a commitment fee of .25%. Interest rates on all the above facilities varied from LIBOR plus 1.25% to LIBOR plus 2.0% depending on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the credit facility. On April 28, 2006, the Company borrowed $12 million under the Reducing Revolver to finance the Tru-Stone acquisition previously described. The actual interest rate at June 27, 2009 for the Reducing Revolver is 1.82%, which includes the cost of the interest rate swap described below. The Reducing Revolver has been reduced by one fifth of the original principal amount at the end of each year, except during 2009. The Reducing Revolver, which was to expire on April 28, 2009, was extended through June 30, 2009 under the same terms as described herein.

At year end, long-term debt consists of the following (in thousands):

	2009	2008
Reducing Revolver	$—	$7,200
Capitalized lease obligations – domestic (payable in U.S. dollars)	1,077	—
Capitalized lease obligations payable in Brazilian currency, due 2010 to 2011, 6.3% to 23.7%	811	1,569
	1,888	8,769
Less current maturities	624	2,935
	$1,264	$5,834

Included in Notes Payable and Current Maturities at June 27, 2009 and June 28, 2008 is $0.1 and $0.5 million, respectively, of short-term financing collateralizing a portion of the Company’s Brazilian subsidiary receivables. Also included in Notes Payable and Current Maturities is short-term financing of the Company’s Brazilian subsidiary amounting to $2.6 million at year end.

Under the credit facility, as amended and extended, the Company must maintain certain covenants. The Company had issued $1.0 million of standby letters of credit under this agreement that guarantee future payments which may be required under certain insurance programs. As of June 27, 2009, the Company had received the payoff letter for this debt from Bank of America and on June 30, 2009 the Reducing Revolver was paid off by the new facility with TD Bank described below. As such, the outstanding balances under the Reducing Revolver at June 27, 2009 were classified as current on the Company’s Balance Sheet.

Current notes payable representing current portion of the Reducing Revolver and capital lease obligations carry interest at a rate of LIBOR plus 1% to LIBOR plus 4%. Interest expense, prior to capitalization of interest on self-constructed assets, was $.9 million, $1.0 million and $1.7 million in fiscal 2009, 2008, and 2007. On June 29, 2007, the Company borrowed $1.0 million under the Revolver. The portion of interest expense relating to capital leases is $.1 million for fiscal 2009. Estimated interest cost related to capital leases over the next three years is $.1 million per year.

The Company provides guarantees of debt for its Brazilian and Scottish subsidiaries of up to $6.0 million and $1.8 million, respectively. Outstanding debt covered by these guarantees is reflected on the Company’s Consolidated Balance Sheet as of June 27, 2009 and June 28, 2008. The Company’s Brazilian subsidiary has also pledged $0.1 and $.5 million of trade receivables as collateral for a short-term loan at the year ended June 27, 2009 and June 28, 2008. These receivables are included in the Company’s Accounts Receivable balance as of June 27, 2009 and June 28, 2008.

The Company has entered into an interest rate swap agreement designed to limit the amount of exposure resulting from increases in its variable LIBOR rate on the $12 million Reducing Revolver originally outstanding. The swap agreement covers $6 million of the $12 million outstanding for the first 3 years of the 5 year term of the debt. The agreement acts as a cash flow hedge which requires cash payment when the LIBOR rate is below 5.69% and provides cash receipts when the LIBOR rates exceed 5.69%. As of June 28, 2008 the swap agreement had an immaterial value. This agreement expired on April 30, 2009 and was not renewed. At that time, the swap agreement had an immaterial value, which was written off through Other Comprehensive Income.

On June 30, 2009, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “New Credit Facility”) with TD Bank, N.A.

The New Credit Facility replaced the Company’s previous Bank of America facility with a $23 million line of credit.  The interest rate under the New Credit Facility is based upon a grid which uses the ratio of Funded Debt/EBITDA to determine the floating margin that will be added to one-month LIBOR.  The initial rate is one-month LIBOR plus 1.75%.  The New Credit Facility matures on April 30, 2012.

The obligations under the New Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the New Credit Facility will become secured by the assets of the Company and the Subsidiaries.

Availability under the New Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the New Credit Facility in excess of $23 million.  In addition, the Company anticipates that it will not need to fully utilize the amounts available to the Company and the Subsidiaries under the New Credit Facility.   As of September 8, 2009, the Company had borrowings of $3.3 million under this facility. A .25% commitment fee is charged on the unused portion of the line of credit.

The New Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default.  Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the New Credit Facility, accrued interest and all other obligations. As of June 30, 2009, the Company was in compliance with all covenants required to be tested at that time.

12. COMMON STOCK

Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. In addition, the Company has a stockholder rights plan to protect stockholders from attempts to acquire the Company on unfavorable terms not approved by the Board of Directors. Under certain circumstances, the plan entitles the holder of each Class A or Class B share to additional shares of the Company or an acquiring company, as defined, at a 50% discount to market. Generally, the rights will be exercisable if a person or group acquires 15% or more of the Company’s outstanding shares. The rights trade together with the underlying common stock. They can be redeemed by the Company for $.01 per right and expire in 2010. As of June 27, 2009 and June 28, 2008, the Company held 1,727,517 and 1,745,662, respectively, of treasury shares.

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

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 24, 2006	48,075	13.50	704,770
Options granted ($13.26 and $13.61)	27,887	13.41	(27,887)
Options exercised ($13.27 and $13.26)	(7,747)	13.26
Options canceled	(27,125)	—	27,125
Balance, June 30, 2007	41,090	13.24	704,008
Options granted ($15.98 and $19.64)	25,415	17.83	(25,415)
Options exercised ($15.60 and $11.69)	(15,520)	13.52
Options canceled	(16,746)	—	16,746
Balance, June 28, 2008	34,239	15.74	695,339
Options granted ($14.17 and $7.51)	76,519	9.86	(76,519)
Options exercised ($13.26 and $6.55)	(7,010)	11.08
Options canceled	(42,401)	—	42,401
Balance, June 27, 2009	61,347	11.83	661,221

The following information relates to outstanding options as of June 27, 2009:

Weighted average remaining life	1.25 years
Weighted average fair value on grant date of options granted in:
2007	4.22
2008	6.04
2009	4.74

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 37.7% - 79.4%, interest - 1.2% to 3.8%, and expected lives - 2 years.

In December 2004, the FASB issued FAS 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted FAS 123(R) at the beginning of fiscal 2006 using the modified prospective method. As a result, compensation expense of $64,300, $47,800 and $60,500 has been recorded for fiscal 2009, 2008 and 2007, respectively. It is not anticipated that future compensation expense related to FAS 123(R) will vary materially from this amount under the current employee stock purchase plan.

13. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

14. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 27, 2009. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The Company has (and is managed through) nine manufacturing plants or reporting units, which are in Scotland, Brazil, Athol, MA, Cleveland, OH, Mt. Airy, NC, China, Waite Park, MN, Laguna Hills, CA, and the Dominican Republic. Internal operating statements used by the chief operating decision maker (the CEO) are prepared on the basis of the operating results of each of these units, and the Company believes these reporting units meet the aggregation criteria of SFAS 131.

The Company has concluded that its principal units in North America, Scotland and Brazil have similar economic characteristics and therefore similar long-term financial prospects because they operate in worldwide markets, produce and market the same or similar finished products in the same way, generate comparable gross margins, have comparable return on equity, and sell primarily through distribution as opposed to directly to the end user of the product.  Because the units operate in different countries, the economic climate in each country may affect the short-term results of each unit differently; however, over the long run, the units in general are expected to operate similarly and generate similar returns.

Other reporting unit similarities include:
a.
All the Company’s units produce tools and related products used primarily by the metal-working and construction trades.  These include rules and tape measures, levels, dial indicators, band saw and hole saw blades, gage blocks, ground flat stock, granite surface plates, micrometers and calipers, etc.  All the Company’s products are included in a single catalog regardless where manufactured.

b.	The production processes for all products (regardless of where manufactured) are the same or similar in that they use metal or granite as a raw material.
c.	The Company’s products are sold from its manufacturing units through a customer base of resellers, primarily industrial distributors.
d.	The Company and its individual units are not materially affected by the regulatory environment.

For these reasons, the Company believes it is appropriate to report on the basis of one reporting segment.

The Company’s operations are primarily in North America, Brazil and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2009	2008	2007
Sales
United States	$104,410	$124,427	$124,436
North America (other than U.S.)	10,034	13,028	11,800
United Kingdom	28,135	37,674	35,397
Brazil	71,666	73,118	57,709
Eliminations and other	(10,586)	(5,876)	(6,986)
Total	$203,659	$242,371	$222,356

Long-lived Assets
United States	$59,148	$87,224	$84,703
North America (other than U.S.)	648	516	398
United Kingdom	4,316	4,495	5,403
Brazil	15,191	16,975	15,744
Other and eliminations	2,215	2,439	2,135
Total	$81,518	$111,649	$108,383

QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)

Quarter Ended	Net Sales	Gross Profit	Earnings (loss) Before Income Taxes	Net Earnings	Basic Earnings Per Share
Sep. 2007	$59,550	$18,554	$3,585	$2,330	$0.35
Dec. 2007	62,437	19,545	5,940	3,423	0.52
Mar. 2008	60,101	19,060	4,977	2,861	0.43
Jun. 2008	60,283	19,079	2,369	2,217	0.34
	$242,371	$76,238	$16,871	$10,831	$1.64
Sep. 2008	$67,985	$21,193	$4,230	$2,623	$0.40
Dec. 2008	54,081	16,315	1,642	1,135	0.17
Mar. 2009	42,764	11,136	(7,515)	(4,750)	(0.72)
Jun. 2009	38,829	10,900	(3,910)	(2,228)	(0.34)
	$203,659	$59,544	$(5,553)	$(3,220)	$(0.49)

The Company’s Class A common stock is traded on the New York Stock Exchange.

15. SUBSEQUENT EVENTS

In May 2009, the Financial Accounting Standards Board issued Statement 165 (“SFAS 165”), subsequent events to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  SFAS 165 introduces new terminology, defines a date through which an entity must recognize and disclose events or transactions occurring after the balance sheet date. The Company adopted SFAS 165 as of June 27, 2009 which was the required effective date.

The Company evaluated June 27, 2009 financial statement for subsequent events through September 10, 2009, the date of the financial statements were available to be issued.  Except for the refinancing of debt described in Note 11, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2009 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting (also referred to as those charged with governance).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, we consider the following identified control deficiencies to aggregate to a material weakness around the operating effectiveness of certain financial reporting controls:  financial reporting resources and oversight of subsidiary operations. Subsidiary financial reporting resources failed to identify certain significant accounting issues and  the corporate financial reporting resources failed to detect the related errors during the close process. In light of these matters, management has taken additional steps to ensure the accuracy of the Form 10-K.

Planned remediation efforts regarding this material weakness include the following:  1) hiring of appropriate financial reporting resources and additional training of existing resources to ensure proper accounting at the subsidiary level and adequate oversight at Corporate; 2) enhancement of accounting policies and procedures with country specific translations for a global rollout during the first half of fiscal year 2010; 3) affirmation of subsidiary reporting responsibility to the Corporate CFO including monthly written representations; 4) improved subsidiary and corporate-level analysis of all significant financial statement accounts and changes monthly; and 5) more frequent visits to subsidiary locations by Corporate Accounting and Internal Audit during the year.
Management believes that the efforts described above, when fully implemented, will be effective in remediation of the material weaknesses.

The effectiveness of our internal control over financial reporting as of June 27, 2009 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included as Item 9A(e) of this Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited The L.S. Starrett Company and subsidiaries’ (the “Company”) internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with attestation standards established by the American Institute of Certified Public Accounts. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected and corrected on a timely basis. The following material weakness has been identified and included in Management’s Report: a weakness related to financial reporting resources at both the corporate and subsidiary level.  This weakness resulted in material adjustments to the consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 27, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the auditing standards generally accepted in the United States of America as established by the American Institute of Certified Public Accounts, the consolidated balance sheets of the Company as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2009.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2009 financial statements, and this report does not affect our report dated September 10, 2009 expressing an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plans with respect to the material weakness included in Management’s Report.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 10, 2009

Item 9B - Other Information
None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance
Directors
The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 2009 (the “2009 Proxy Statement”), which will be mailed to stockholders on or about September 11, 2009. The information in that portion of the 2009 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	57	2001	President and CEO and Director
Randall J. Hylek	54	2005	Chief Financial Officer and Treasurer
Anthony M. Aspin	56	2000	Vice President Sales
Stephen F. Walsh	63	2001	Senior Vice President Operations and Director

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

Stephen F. Walsh was previously President of the Silicon Carbide Division of Saint-Gobain Industrial Ceramics before joining the Company in 2001 as Vice President Operations.

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

Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2009 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)
The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2007 Employees’ Stock Purchase Plan (“2007 Plan”) as of June 27, 2009. The 2007 Plan was approved by stockholders at the Company’s 2007 annual meeting and shares of Class A or Class B common stock may be issued under the 2007 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	61,347	11.83	661,221
Equity compensation plans not approved by security holders	—	—	—
Total	61,347	11.83	661,221

(b)	Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2009 Proxy Statement, and is hereby incorporated by reference.

(c)	Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2009 Proxy Statement. These portions of the 2009 Proxy Statement are hereby incorporated by reference.

(d)	The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s 2009 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2009 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules
(a)	1. Financial statements filed in Item 8 of this annual report:

Consolidated Statements of Operations for each of the three years in the period ended June 27, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2009

Consolidated Balance Sheets at June 27, 2009 and June 28, 2008

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 27, 2009

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

Schedule II
The L.S. Starrett Company
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs (1)	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended June 27, 2009	$701	$451	$(21)	$(453)	$678
Year Ended June 28, 2008	1,623	461	18	(1,401)	701
Year Ended June 30, 2007	1,416	370	(7)	(156)	1,623

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

10g
Amended and Restated Credit Agreement, dated as of April 28, 2006 by and among the Company, the lenders from time to time party thereto, and Bank of America, N.A., as agent, filed with Form 8-K dated May 8, 2006 is hereby incorporated by reference.

10h	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

10i*
Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, NA, as lender, filed with Form 8-K dated July 2, 2009 is hereby incorporated by reference.

10j*	2007 Employees’ Stock Purchase Plan filed with the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

10k*	Cash Bonus Plan for Executive Officers of the Company, filed with Form 10-K for the year ended June 28, 2008, is hereby incorporated by reference.

10l*	Cash Bonus Plan for Anthony M. Aspin, filed with Form 10-K for the year ended June 28, 2008, is hereby incorporated by reference.

10m*
Change in Control Agreement, dated as of January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10n*
Form of Change in Control Agreement, dated as of January 16, 2009, executed separately by the Company and each of Randall J. Hylek and Stephen F. Walsh, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10o
Form of Non-Compete Agreement, dated as of January 16, 2009, executed separately by the Company and each of Douglas A Starrett, Randall J. Hylek and Stephen F. Walsh, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

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

Date: September 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DOUGLAS A. STARRETT	SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 10, 2009	Salvador de Camargo, Jr., Sept. 10, 2009
President and CEO and Director	President Starrett Industria e Comercio, Ltda, Brazil

RALPH G. LAWRENCE	TERRY A. PIPER
Ralph G. Lawrence, Sept. 10, 2009	Terry A. Piper, Sept. 10, 2009
Director	Director

RICHARD B. KENNEDY	ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sept. 10, 2009	Robert L. Montgomery, Jr., Sept. 10, 2009
Director	Director

ROBERT J. SIMKEVICH	STEPHEN F. WALSH
Robert J. Simkevich, Sept. 10, 2009	Stephen F. Walsh, Sept. 10, 2009
Corporate Controller	Senior Vice President Operations and Director