Form 10-Q
period 2009-11-05
STARRETT L S CO
filed 2009-11-05
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended	September 26, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from		to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS		04-1866480
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS		01331-1915
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	November 5, 2009
Class A Common Shares	5,808,794
Class B Common Shares	858,835

THE L. S. STARRETT COMPANY

CONTENTS
Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations – thirteen weeks ended September 26, 2009 and September 27, 2008 (unaudited)	3

Consolidated Statements of Cash Flows – thirteen weeks ended September 26, 2009 and September 27, 2008 (unaudited)	4

Consolidated Balance Sheets – September 26, 2009 (unaudited) and June 27, 2009	5

Consolidated Statements of Stockholders' Equity - thirteen weeks ended September 26, 2009 and September 27, 2008 (unaudited)	6

Notes to Consolidated Financial Statements	7-11

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16-17

Part II. Other information:

Item 5. Risk Factors	17

Item 6. Exhibits	17

SIGNATURES	17

Part I. Financial Information

Item 1. Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended
	9/26/09	9/27/08

Net sales	$40,573	$67,985
Cost of goods sold	(30,541)	(46,792)
Selling and general expense	(14,353)	(17,498)
Other (expense) income	(388)	535

Earnings (loss) before income taxes	(4,709)	4,230
Income tax (benefit) expense	(1,578)	1,607

Net (loss) earnings	$(3,131)	$2,623

Basic and diluted earnings per share	$(.47)	$0.40

Average outstanding shares used in per share calculations (in thousands):
Basic	6,651	6,618
Diluted	6,651	6,627

Dividends per share	$0.12	$0.12

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended
	9/26/09	9/27/08

Cash flows from operating activities:
Net (loss) earnings	$(3,131)	$2,623
Non-cash items included:
Depreciation	2,253	2,356
Amortization	313	312
Net long-term tax payable	2	101
Deferred taxes	59	77
Unrealized transaction (gains) losses	(79)	(24)
Retirement cost (benefits)	971	(510)
Working capital changes:
Receivables	(39)	(2,231)
Inventories	5,355	(4,364)
Other current assets	186	(617)
Other current liabilities	(1,343)	(195)
Prepaid pension cost and other	(138)	978
Net cash provided by (used in) operating activities	4,409	(1,494)

Cash flows from investing activities:
Additions to plant and equipment	(2,783)	(2,968)
Proceeds from investments	615	3,299
Net cash (used in) provided by investing activities	(2,168)	331

Cash flows from financing activities:
Proceeds from short-term borrowings	11,887	4,036
Short-term debt repayments	(14,887)	(420)
Proceeds from long-term borrowings	129	-
Long-term debt repayments	(171)	(134)
Common stock issued	162	156
Dividends paid	(799)	(794)
Net cash (used in) provided by financing activities	(3,679)	2,844

Effect of exchange rate changes on cash	121	(514)

Net (decrease) increase in cash	(1,317)	1,167
Cash, beginning of period	10,248	6,515
Cash, end of period	8,931	$7,682

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)
	Sept. 26 2009 (unaudited)	June 27 2009
ASSETS
Current assets:
Cash	$8,931	$10,248
Investments	1,260	1,791
Accounts receivable (less allowance for doubtful accounts of $493 and $678)	28,108	27,233
Inventories:
Raw materials and supplies	19,082	19,672
Goods in process and finished parts	19,070	20,265
Finished goods	17,763	20,289
	55,915	60,226
Current deferred income tax asset	5,135	5,170
Prepaid expenses, taxes and other current assets	8,108	8,054
Total current assets	107,457	112,722

Property, plant and equipment, at cost (less accumulated depreciation of $125,664 and $122,856)	58,178	56,956
Property held for sale	2,771	2,771
Intangible assets (less accumulated amortization of $4,037 and $3,724)	2,204	2,517
Goodwill	981	981
Other assets	243	275
Long-term taxes receivable	2,807	2,807
Long-term deferred income tax asset	15,240	15,212
Total assets	$189,881	$194,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities	$7,396	$10,136
Accounts payable and accrued expenses	9,975	10,369
Accrued salaries and wages	4,387	5,109
Total current liabilities	21,758	25,614

Long-term taxes payable	9,235	9,140
Long-term debt	1,207	1,264
Postretirement benefit and pension liability	16,066	15,345
Total liabilities	48,266	51,363

Stockholders' equity:
Class A Common $1 par (20,000,000 shrs. authorized) 5,797,413 outstanding on 9/26/09 5,769,894 outstanding on 6/27/09	5,797	5,770
Class B Common $1 par (10,000,000 shrs. authorized) 861,636 outstanding on 9/26/09, 869,426 outstanding on 6/27/09	862	869
Additional paid-in capital	50,141	49,984
Retained earnings reinvested and employed in the business	123,777	127,707
Accumulated other comprehensive loss	(38,962)	(41,452)
Total stockholders' equity	141,615	142,878
Total liabilities and stockholders’ equity	$189,881	$194,241

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended September 26, 2009 and September 27, 2008
(in thousands of dollars except per share data)
(unaudited)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Total

Balance June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive income (loss):
Net earnings				2,623		2,623
Unrealized net gain on investments and swap agreement					39	39
Translation loss, net					(3,044)	(3,044)
Total comprehensive (loss)						(382)
Dividends ($.12 per share)				(794)		(794)
Treasury shares:
Purchased
Issued	7		149			156
Issuance of stock under ESPP			15			15
Conversion	18	(18)				-

Balance September 27, 2008	$5,733	$888	$49,777	$135,938	$(6,568)	$185,768

Balance June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive income (loss):
Net (loss)				(3,131)		(3,131)
Unrealized net gain on investments					9	9
Translation gain, net					2,481	2,481
Total comprehensive (loss)						(641)
Dividends ($0.12 per share)				(799)		(799)
Treasury shares:
Purchased
Issued	20		142			162
Issuance of stock under ESPP			15			15
Conversion	7	(7)				-

Balance September 26, 2009	$5,797	$862	$50,141	$123,777	$(38,962)	$141,615

Cumulative Balance:
Translation loss					(11,337)
Unrealized gain on investments and swap agreements					7
Amounts not recognized as a component of net periodic benefit cost					(27,632)
					$(38,962)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

1. Basis of Presentation
In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 26, 2009 and June 27, 2009; the results of operations and cash flows for the thirteen weeks ended September 26, 2009 and September 27, 2008; and changes in stockholders' equity for the thirteen weeks ended September 26, 2009 and September 27, 2008.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 27, 2009, and these financial statements should be read in conjunction with the Annual Report on Form 10-K. Note that significant foreign locations are reported on a one month lag.

2. Cash and Investments
Included in investments at September 26, 2009 is $1.3 million of AAA rated Puerto Rico debt obligations that have maturities greater than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets.  Cash and investments held in foreign locations amounted to $5.7 million and $8.4 million at September 26, 2009 and June 27, 2009.

On October 1, 2008, the Company adopted a new accounting standard which defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. The Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

o
Level 2 – Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. The Company does not have any Level 2 financial assets as of September 26, 2009.

o
Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimate about the assumptions a market participant would use in pricing the asset. The Company does not have any Level 3 financial assets as of September 26, 2009.

As of  September 26, 2009, the Company’s Level 1 financial assets were as follows (in thousands):

Level 1
International Bonds (Puerto Rican debt obligations)	1,260
$1,260
3. Inventories
Approximately 54% of all inventories are valued on the LIFO method.  LIFO inventories were $14.4 million and $17.8 million at September 26, 2009 and June 27, 2009, respectively, such amounts being approximately $34.1 million and $33.7 million, respectively, less than if determined on a FIFO basis. The Company has not realized any material LIFO layer liquidation profits in the periods presented. The Company had inventory turns of 2.8 times and 2.4 times at September 26, 2009 and June 27, 2009, respectively.

4. Goodwill and Intangibles
The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated (in thousands):
	As of September 26, 2009			As of June 27, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Goodwill	$981	-	$981	$981	-	$981

Other Intangible Assets	$6,241	$(4,037)	$2,204	$6,241	$(3,724)	$2,517

The Company completed its annual evaluation of goodwill and intangibles at June 27, 2009.  At this time we did not recognize any additional impairment of goodwill and intangibles beyond what was previously disclosed in our second quarter 2009 form 10Q.

During the first quarter 2010 the Company investigated if there was a triggering event that would cause the Company to revaluate impairment of goodwill and intangible assets as outlined in the accounting standard for goodwill and intangible assets.  The Company concluded that there were no triggering events during the first quarter 2010.

As there were no triggering events for the intangible assets, the Company also concluded that there were no triggering events in relation to impairment of long lived tangible assets.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 26, 2009 and June 27, 2009 consisted primarily of accounts payable ($4.7 million and $3.7 million), accrued benefits ($1.3 million and $1.2 million), accrued expenses ($2.3 million and $3.4 million) and accrued taxes other than income taxes ($1.7 million and $2.1 million). Days in accounts payable were 71 days and 69 days at September 26, 2009 and June 27, 2009, respectively.

6. Other Income (Expense)
Other income (expense) is comprised of the following (in thousands):
	Thirteen Weeks Ended September
	2009	2008

Interest income	$70	$317
Interest expense and commitment fees	(146)	(182)
Realized and unrealized foreign exchange (losses) gains, net	(237)	430
Other	(75)	(30)
Other (expense) income	$(388)	$535
7. Income Taxes
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

No valuation allowance has been recorded for the domestic federal NOL as the Company continues to believe that based on forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize its tax operating loss carryforward assets..

8. Pension and Post Retirement Benefits
Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended September
	2009	2008

Service cost	$487	$573
Interest cost	1,580	1,784
Expected return on plan assets	(1,789)	(2,636)
Amort. of transition obligation	-	-
Amort. of prior service cost	96	110
Amort. of unrecognized loss (gain)	702	(3)
	$1,076	$(172)

Net periodic costs (benefits) for the Company's postretirement medical plan consist of the following (in thousands):
	Thirteen Weeks Ended September
	2009	2008

Service cost	$85	$88
Interest cost	169	177
Amort. of prior service cost	(226)	(226)
Amort. of unrecognized loss	-	-
	$28	$39

9. Long-term Debt
Long-term debt is comprised of the following (in thousands):
	Sept. 26, 2009	June 27, 2009

Capitalized lease obligations-domestic (payable in US dollars)	$1,147	$1,077
Capitalized lease obligations payable in Brazilian currency due 2009-2011, 10.7%-23.1%	712	811
	1,859	1,888
Less current portion	652	624
	$1,207	$1,264

Current notes payable primarily in Brazilian currency carry interest at up to 23.1%. The average rate for the current quarter was approximately 5.0%.

The Company was not in compliance with its leverage ratio covenant. However, the Company received a waiver from the lender for default of the covenant.

10. Recent Accounting Pronouncements
In fiscal 2010 the Company adopted a new accounting standard which requires employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. This new standard was issued in response to users’ concerns that employers’ financial statements do not provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. In current disclosures of the major categories of plan assets, many employers provide information about only four asset categories: equity, debt, real estate, and other investments. For many employers, the “other investment” category has increased to include a significant percentage of plan assets. Users indicate that such disclosure is not sufficiently specific to permit evaluation of the nature and risks of assets held as investments. Our adoption did not have a material effect on the Company’s financial position and results of operation.

In September 2009, we adopted a newly issued accounting standard related to earnings per share.  This standard applies to redemptions and induced conversions of equity-classified preferred stock instruments.  Our adoption did not impact our financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Our adoption of the Codification did not impact our financial position or results of operations.

The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued a new accounting standard providing guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date.  We adopted this guidance effective June 30, 2009, which was the required effective date.  We evaluated our September 26, 2009 financial statements for subsequent events through November 5, 2009, the date the financial statements were issued.  All subsequent events have been disclosed in the financial statements.

In April 2009, the FASB issued a new accounting standard providing guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This guidance clarifies the application of previous guidance in a market when an asset or liability is not being actively traded or the transaction is not orderly.  We adopted this guidance effective April 1, 2009 and the adoption did not have a significant effect on our financial statements.

In October 2008, the FASB issued a new accounting standard providing guidance for determining the fair value of a financial asset when the market for that asset is not active.  This guidance clarifies the application of previous guidance in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In April 2008, the FASB issued a new accounting standard providing guidance for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance.  We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In September 2006, the FASB issued a new accounting standard providing guidance for fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  This guidance applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this guidance does not require any new fair value measurements.  However, for some entities, the application of this guidance will change current practice.  The changes to current practice resulting from the application of this guidance relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of this guidance were effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement was permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the remaining provisions of this guidance effective July 1, 2009 and the adoption did not have a significant effect on our financial statements.

11. Fair Value
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

o	Cash and short term instruments
The carrying amount approximates fair value because of the short maturity of those investments

o	Long term investments
The fair value of some investments are estimated on quoted market prices for those or similar investments.

o	Long term debt
The fair value of the Company’s long term debt is estimated on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

o	Foreign currency contracts
The fair value of foreign currency contracts is estimated by taking the difference from the contract exchange rate and the current exchange rate of the contract and multiplying it by the face value of the contract.

The estimated fair value of the Company’s financial instruments is as follows in thousands (000):
	September 26,2009		June 27,2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$8,931	$8,931	$10,248	$10,248
Investments	1,260	1,260	1,791	1,791
Foreign currency contracts	-	(248)	-	273

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
The Company suffered the continued impact of the global recession during the first quarter of fiscal 2010. The level of business did not materially change from the very low levels of business we have been experiencing since January 2009. This was not unexpected given the severity of the recession and that the company historically has lagged behind the economy.  Sales in the first quarter were $40.6 million a decrease of 40% over the same quarter of fiscal 2009 which was prior to the financial sector collapse.  The Company incurred a loss of $3.1 million, or $(.47) per basic and diluted share, in the first quarter of fiscal 2010 compared to a net income of $2.6 million, or $.40 per basic and diluted share, in the first quarter of fiscal 2009.  This represents a decrease in net income of $5.7 million comprised of a decrease in gross margin of $11.2 million, a decrease of other income of $.9 million, offset by a decrease of $3.2 million in selling, general and administrative costs and a decrease in income tax expense of $3.2 million.  Both domestic and international markets contributed to this reduction in performance.  These items are discussed in more detail below.

Net Sales
Net sales for the first quarter of 2010 decreased 40% compared to the first quarter of 2009.  Foreign sales excluding North America decreased $16.4 million or (45.4)%. Contributing to the decline in sales on a comparative basis was the strengthening of the dollar against the British pound and the Brazilian real by 15.6% and 16.4% respectively. The total foreign currency effect for all foreign entities was a decline of 29% in local currency. In North America, sales decreased $11.0 million or (34.6)%.  The decrease in North America sales is attributed to the continued destocking of the supply chain as the need for cash liquidity remained a priority. Further compounding the negative comparative results, the company announced a price increase in September of 2008 which resulted in increased sales orders during the first quarter of last year (fiscal 2009).

On a positive note while sales remain anemic they increased in the first quarter of fiscal 2010 by $1.7 million compared with the fourth quarter of fiscal 2009 from $38.8 million to $40.6 million. North America contributed to 69% of the increase while the foreign markets contributed to 31% of the increase in part from the weakening of the U.S. dollar.  The company is beginning to see signs from its customers that they are returning to the market after liquidating inventory to meet their new sales demand.

Earnings before income taxes
The first quarter 2010 pretax loss of $4.7 million represents a decrease of pre-tax earnings of $8.9 million from the first quarter 2009 pre-tax earnings of $4.2 million. Approximately $11.2 million is at the gross margin line.  The gross margin percentage changed from 31.2% from the first quarter 2009 to 24.7% in the first quarter 2010. The eroding gross margin is primarily a result of a significant drop in sales dollar volume resulting in the under absorption of overhead in the factories. This was compounded by a concerted effort to reduce inventories to support lower sales volumes. Effects of LIFO liquidations were not material in the first quarter 2009.

Selling and general expense decreased $3.1 million in the first quarter 2010 against the first quarter 2009.  As a percentage of sales, selling and general expenses increased from 25.7% in the first quarter 2009 to 35.4% in the first quarter 2010.  The decrease in selling, general and administrative expense is primarily a result of lower commissions due to lower sales ($.5 million), lower profit sharing and bonus ($.7 million), decrease in computer maintenance and support ($.1 million), reduction in salaried payroll of ($1.1 million), decreased travel expenses of ($.3 million) and decrease in shipping expenses of ($.2 million).

The income decrease in other income (expense) results primarily from a realization of foreign exchange losses in the fiscal 2010 quarter versus exchange gains in the fiscal 2009 quarter of $.7 million.

Income taxes
The effective income tax rate is 34% in the fiscal 2010 quarter versus 38% for the fiscal 2009 quarter.  Both rates reflect a combined federal, state and foreign rate adjusted for permanent book/tax differences, the most significant of which is the anticipated effect of the Brazilian dividend to be paid in the third quarter of 2010 and the dividend paid in the second quarter of fiscal 2009.  The change in the effective rate percentage reflects the lesser impact of permanent book/tax differences and the Brazilian dividend on lower forecasted taxable income.

No changes in valuation allowances relating to foreign NOL’s, foreign tax credit carryforwards and certain state NOL’s are anticipated for fiscal 2010 at this time.  The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets reflected on the balance sheet.

Net earnings per share
As a result of the above factors, the Company had basic and diluted net loss of $(.47) per share in the fiscal 2010 quarter compared to basic and diluted net income per share of $.40 in the fiscal 2009 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	13 Weeks Ended
	9/26/09	9/27/08

Cash provided by (used in) operations	$4,409	$(1,494)
Cash (used in) provided by investing activities	(2,168)	331
Cash (used in) provided by financing activities	(3,679)	2,844

Cash provided by operations for the first quarter 2010 was $4.4 million.  Primary components that contributed to the cash flow were the operating loss of $(3.1) million, a reduction of inventories of $5.4 million and a decrease in other current liabilities of $(1.3) million.

The Company has a continuing initiative to right size the global inventory to support the sales level brought about by the global recession resulting in the $5.4 million decrease in inventories. The decrease in other liabilities of $(1.3) million is a result of lower spending necessitated by the lower production volumes and SG&A spending required to meet current sales demand.

Cash used in investing activities for the first quarter 2010 was $2.2 million.  This was driven by capital expenditures of $2.8 million and proceeds from investments of $.6 million.

The major capital projects spending were for our Oracle R12 global implementation project and hydro electric project in Athol, MA.

Cash used in financing activities for the first quarter 2010 of $3.7 million was caused by the pay off of the Bank of American revolving loan and line of credit offset partially by the advance on the new line of credit with TD Bank.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and investments, the Company maintains a $23 million line of credit, of which, as of September 26, 2009, $4.3 million was temporarily taken down for short-term working capital purposes and $1.0 million was being utilized in the form of standby letters of credit for insurance purposes.  The interest rate for the line of credit is calculated by taking the current LIBOR rate and adding a margin to the rate determined by the leverage ratio.  At September 26, 2009 the interest rate was calculated to be 2.01% which included a margin of 1.75%.  The table below sets out the various rates depending on the leverage ratio for the line of credit.

Level	Leverage Ratio	Margin
1	Less than 1.00	1.50%
2	1.00 to 2.00	1.75%
3	Greater than 2.00 and up to and including 2.50	2.00%
4	Greater than 2.50	2.25%

Although the credit line is not currently collateralized, it is possible, based on the Company's financial performance, that in the future the Company will have to provide collateral.  The Company has a working capital ratio of 4.9 to one as of September 26, 2009 and 4.4 to one as of June 27, 2009.

As of September 26, 2009, the Company was not in compliance with its leverage ratio covenant under the line of credit. However, the Company received a waiver from the lender for the default of the covenant for the period ended September 26, 2009.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to approximately 49% of its consolidated sales.

On September 21, 2006, the Company sold its Alum Bank, PA level manufacturing plant and relocated the manufacturing to the Dominican Republic, where production began in fiscal 2005. The tape measure production of the Evans Rule Division facilities in Puerto Rico and Charleston, SC has been transferred to the Dominican Republic. The Company vacated and plans to sell its Evans Rule facility in North Charleston, SC. The Company’s goal is to achieve labor savings and maintain margins while satisfying the demands of its customers for lower prices. The Company has closed three warehouses, the most recent being the Glendale, AZ facility, which was sold in fiscal 2008. In 2006, the Company began a lean program in the Athol, MA facility. This program was initiated to improve efficiencies and is still ongoing.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The second footnote to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2009 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for doubtful accounts and sales returns of $1.6 million and $.9 million as of September 26, 2009 and June 27, 2009, respectively, is based on the Company’s assessment of the collectibility of specific customer accounts, the aging of the Company’s accounts receivable and trends in product returns. While the Company believes that the allowance for doubtful accounts and sales returns is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than the Company’s previous experience, or actual future returns do not reflect historical trends, the Company could be adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In fiscal 2010 the Company adopted a new accounting standard which requires employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. This new standard was issued in response to users’ concerns that employers’ financial statements do not provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. In current disclosures of the major categories of plan assets, many employers provide information about only four asset categories: equity, debt, real estate, and other investments. For many employers, the “other investment” category has increased to include a significant percentage of plan assets. Users indicate that such disclosure is not sufficiently specific to permit evaluation of the nature and risks of assets held as investments. The adoption of this new standard did not have a material effect on the Company’s financial position and results of operation.

In September 2009, we adopted a newly issued accounting standard related to earnings per share.  This standard applies to redemptions and induced conversions of equity-classified preferred stock instruments.  Our adoption did not impact our financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Our adoption of the Codification did not impact our financial position or results of operations.

The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued a new accounting standard providing guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date.  We adopted this guidance effective June 30, 2009, which was the required effective date.  We evaluated our September 30, 2009 financial statements for subsequent events through November 5, 2009, the date the financial statements were issued.  All subsequent events have been disclosed in the financial statements.

In April 2009, the FASB issued a new accounting standard providing guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This guidance clarifies the application of previous guidance in a market when an asset or liability is not being actively traded or the transaction is not orderly.  We adopted this guidance effective April 1, 2009 and the adoption did not have a significant effect on our financial statements.

In October 2008, the FASB issued a new accounting standard providing guidance for determining the fair value of a financial asset when the market for that asset is not active.  This guidance clarifies the application of previous guidance in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In April 2008, the FASB issued a new accounting standard providing guidance for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance.  We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In September 2006, the FASB issued a new accounting standard providing guidance for fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  This guidance applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this guidance does not require any new fair value measurements.  However, for some entities, the application of this guidance will change current practice.  The changes to current practice resulting from the application of this guidance relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of this guidance were effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement was permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the remaining provisions of this guidance effective July 1, 2009 and the adoption did not have a significant effect on our financial statements.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company's operating activities expose it to risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 27, 2008, the Company was party to an interest rate swap agreement, which is more fully described in the fiscal 2008 Annual Report on Form 10-K. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $16.8 million.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company's interest rate sensitive financial instruments (primarily debt of $4.3 million at September 26, 2009) or the cash flows or future earnings associated with this financial instrument. A 10% change in interest rates would impact the fair value of the Company's fixed rate investments of approximately $1.3 million by approximately $8,000.

Item 4.                      CONTROLS AND PROCEDURES DISCLOSURE ON MATERIAL WEAKNESS

Status of Material Weaknesses in Internal Control over Financial Reporting

Management’s remediation efforts related to the material weakness that existed as of June 27, 2009, and noted in Item 9A of the Company’s 2009 Annual Report on Form 10-K filed on September 10, 2009, are not complete as of September 26, 2009. Efforts to remediate the material weakness will continue during fiscal 2010. An update as to the status of management’s efforts is listed below:

o	The Company hired a new Chief Financial Officer, effective as of November 5, 2009
o	The Company is in the process of enhancing its accounting policies and procedures for subsidiaries
o	The Company has affirmed subsidiaries’ responsibility to the Corporate Finance Group
o	The Company is working on improved subsidiary and corporate level analysis of all significant financial statement accounts
o	The Company will be working with the new CFO on developing a site visit plan based on subsidiary risk management consideration and coordinating such visits with internal audit.

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer, has evaluated the Company's disclosure controls and procedures as of September 26, 2009, and they have concluded that the Company’s disclosure controls and procedures were ineffective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION
Item 5.   Risk Factors

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 27, 2009. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 27, 2009, except for a material weakness in Internal Control over financial reporting. Management has developed a plan to remediate this condition, which is described in Item 4 in this form 10Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 6.                      Exhibits

31a	Certification of Chief Executive Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f), filed herewith.

31b	Certification of Principal Accounting Officer Pursuant to Rules 13a-15(e)/15(d)-15(e) and 13a-15(f)/15(d)-15(f), filed herewith.

32
Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 5 , 2009	D. A. Starrett
D. A. Starrett (President and CEO)

Date	November 5, 2009	R. J. Simkevich
R. J. Simkevich (Principal Accounting Officer)