Form 10-Q
period 2010-02-03
STARRETT L S CO
filed 2010-02-04
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended	December 26, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

o	For the transition period from		to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS			04-1866480
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS			01331-1915
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		978-249-3551

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

Large Accelerated Filer o Accelerated Filer x Non-Accelerated Filer o Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES o NO x

	Common Shares outstanding as of	January 29, 2010

	Class A Common Shares	5,817,958

	Class B Common Shares	855,972

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Condensed Consolidated Unaudited Financial Statements:

Item 1. Financial Statements

Consolidated Balance Sheets- December 26, 2009 (unaudited) and June 27, 2009	3

Consolidated Statements of Operations- thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008 (unaudited)	4

Consolidated Statements of Cash Flows- twenty-six weeks ended December 26, 2009 and December 27, 2008 (unaudited)	5

Consolidated Statements of Stockholders' Equity - twenty-six weeks ended December 26, 2009 and December 27, 2008 (unaudited)	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12-13

Part II. Other information:

Item 1A. Risk Factors	13

Item 6. Exhibits	13

SIGNATURES	13

Part I.           Financial Information
Item 1.          Condensed Consolidated Unaudited Financial Statements
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)
	Dec. 26 2009 (unaudited)	June 27 2009

ASSETS
Current assets:
Cash	$13,337	$10,248
Investments	1,256	1,791
Accounts receivable (less allowance for doubtful accounts of $515 and $678)	31,594	27,233
Inventories:
Raw materials and supplies	15,332	19,672
Goods in process and finished parts	18,573	20,265
Finished goods	18,231	20,289
	52,136	60,226
Current deferred income tax asset	5,089	5,170
Prepaid expenses, taxes and other current assets	7,450	8,054
Total current assets	110,862	112,722

Property, plant and equipment, at cost (less accumulated depreciation of $129,328 and $122,856)	58,445	56,956
Property held for sale	2,699	2,771
Intangible assets (less accumulated amortization of $4,349 and $3,724)	1,927	2,517
Goodwill	1,091	981
Other assets	698	275
Long-term taxes receivable	2,807	2,807
Long-term deferred income tax asset	16,891	15,212
Total assets	$195,420	$194,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$6,488	$10,136
Accounts payable and accrued expenses	12,762	10,369
Accrued salaries and wages	4,945	5,109
Total current liabilities	24,195	25,614

Long-term taxes payable	8,944	9,140
Long-term debt	1,044	1,264
Postretirement benefit liability	16,809	15,345
Total liabilities	50, 992	51,363

Stockholders' equity:
Class A Common $1 par (20,000,000 shares authorized) 5,812,328 outstanding on 12/26/09 and 5,769,894 outstanding on 6/27/09	5,812	5,770
Class B Common $1 par (10,000,000 shares authorized) 856,629 outstanding on 12/26/09 and 869,426 outstanding on 6/27/09	857	869
Additional paid-in capital	50,246	49,984
Retained earnings reinvested and employed in the business	123,065	127,707
Accumulated other comprehensive loss	(35,552)	(41,452)
Total stockholders' equity	144,428	142,878
Total liabilities and stockholders’ equity	$195,420	$194,241
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/26/2009	12/27/2008	12/26/2009	12/27/2008

Net sales	$50,535	$54,081	$91,108	$122,066
Cost of goods sold	34,634	37,766	65,175	84,558

Gross Margin	15,901	16,315	25,933	37,508
% of Net Sales	31.5%	30.2%	28.5%	30.7%

Selling and general expense	14,359	15,493	28,712	32,991

Operating Income (loss)	1,542	822	(2,779)	4,517

Other (expense) income	(254)	820	(642)	1,355

Earnings (loss) before income taxes	1,288	1,642	(3,421)	5,872

Income tax expense	1,600	507	22	2,114

Net (loss) earnings	$(312)	$1,135	$(3,443)	$3,758

Basic and diluted (loss) earnings per share	$(0.05)	$.17	$(.52)	$.57

Average outstanding shares used in per share calculations (in thousands):
Basic	6,666	6,617	6,658	6,617
Diluted	6,666	6,620	6,658	6,624

Dividends per share	$.06	$.12	$.18	$.24

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	26 Weeks Ended
	12/26/2009	12/27/2008

Cash flows from operating activities:
Net (loss) earnings	$(3,443)	$3,758
Non-cash items included:
Depreciation	4,532	4,506
Amortization	590	624
Fixed asset impairment	72	-
Net long-term tax payable	(454)	224
Deferred taxes	(1,448)	(562)
Unrealized transaction (gains) losses	(303)	1,295
Retirement benefits	1,451	(989)
Working capital changes
Receivables	(2,727)	1,000
Inventories	10,900	(11,109)
Other current assets	1,270	(761)
Other current liabilities	1,556	(3,175)
Prepaid pension cost and other	(329)	1,832

Net cash provided by (used in) operating activities	11,667	(3,357)

Cash flows from investing activities:
Additions to plant and equipment	(4,132)	(5,425)
Decrease in investments	618	6,683
Earn out paid for Kinemetric Engineering	(110)	(270)

Net cash (used in) provided by investing activities	(3,624)	988

Cash flows from financing activities:
Proceeds from short-term borrowings	14,049	9,646
Short-term debt repayments	(18,127)	(4,365)
Proceeds from long-term borrowings	129	-
Long-term debt repayments	(361)	(190)
Proceeds from common stock issued	260	332
Treasury shares purchased	-	(188)
Dividends paid	(1,199)	(1,589)
Net cash (used in) provided by financing activities	(5,249)	3,646

Effect of exchange rate changes on cash	295	(1,660)

Net increase (decrease) in cash	3,089	(383)
Cash, beginning of period	10,248	6,515
Cash, end of period	$13,337	$6,132

See Notes to Consolidated Financial Statements

 THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Twenty-six Weeks Ended December 26, 2009 and December 27, 2008
(in thousands of dollars except per share data)(unaudited)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com-prehensive Loss	Total
Balance June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive income (loss):
Net earnings				3,758		3,758
Unrealized net gain on investments and swap agreement					229	229
Translation loss, net					(22,168)	(22,168)
Dividends ($.24 per share)				(1,589)		(1,589)
Treasury shares:
Purchased	(15)		(173)			(188)
Issued	15		268			283
Issuance of stock under ESPP		4	76			80
Conversion	31	(31)				-

Balance December 27, 2008	$5,739	$879	$49,784	$136,278	$(25,502)	$167,178

Balance June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive income (loss):
Net loss				(3,443)		(3,443)
Unrealized net gain on investments					6	6
Translation gain, net					5,894	5,894
Dividends ($.18 per share)				(1,199)		(1,199)
Treasury shares:
Issued	29		222			251
Issuance of stock under ESPP		1	40			41
Conversion	13	(13)				0

Balance December 26, 2009	$5,812	$857	$50,246	$123,065	$(35,552)	$144,428

Cumulative Balance:
Translation loss					(7,924)
Unrealized loss on investments					4
Amounts not recognized as a component of net periodic benefit cost					(27,632)
					$(35,552)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

Note 1:                      Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 26, 2009 and June 27, 2009; the results of operations for the thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008; the cash flows for the twenty-six weeks ended December 26, 2009 and December 27, 2008; and changes in stockholders' equity for the twenty-six weeks ended December 26, 2009 and December 27, 2008.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the year ended June 27, 2009, and these financial statements should be read in conjunction with said Annual Report on Form 10-K. Note that significant foreign locations are reported on a one month lag.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  The second footnote to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2009 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Note 2:                      Cash and Investments

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

        As of December 26, 2009, the Company’s Level 1 financial assets were as follows (in thousands):

Level 1
International Bonds Puerto Rican debt obligations	$1,256

       As of December 26, 2009, the Company did not have any level 2 or 3 assets.

Note 3:                      Recent Accounting Pronouncements

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

Note 4:                      Inventories

Approximately 52% of all inventories are valued on the LIFO method.  LIFO inventories were $12.2 million and $17.8 million at December 26, 2009 and June 27, 2009, respectively, such amounts being approximately $31.6 million and $33.7 million, respectively, less than if determined on a FIFO basis.

Note 5:                      Goodwill and Intangibles

The Company paid $0.1 million in the second quarter of fiscal 2010 related to a Kinemetric contractual obligation for a management earn-out.  This amount was capitalized to goodwill.

The Company completed its annual evaluation of goodwill and intangibles at June 27, 2009.  At this time we did not recognize any additional impairment of goodwill and intangibles beyond what was previously disclosed in our second quarter 2009 form 10Q.

During the second quarter 2010 the Company investigated if there was a triggering event that would cause the Company to revaluate impairment of goodwill and intangible assets as outlined in the accounting standard for goodwill and intangible assets.  The Company determined that there was a triggering event during the second quarter 2010 relating to the $1.1 million of goodwill on the acquisition of Kinemetric, which is the only reporting unit with goodwill.  The triggering event was the result of a decline in quarterly sales and the outlook for the markets served.  The Company performed the step one evaluation of the carrying value and tangible book value at Kinemetric, using a discounted cash flow methodology, which resulted in an implied fair value of $2.4 million, which was greater than the carrying value of $1.5 million therefore no impairment write-down was required.

The Company also concluded that there was no impairment related to Kinemetric’s long lived tangible assets, based upon undiscounted cash flow projections.

Note 6:                      Pension and Post Retirement Benefits

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2009	2008	2009	2008

Service cost	$486	$556	$973	$1,129
Interest cost	1,574	1,710	3,154	3,494
Expected return on plan assets	(1,783)	(2,561)	(3,571)	(5,197)
Amortization of prior service cost	96	105	192	215
Amortization of unrecognized (gain) loss	701	(3)	1,403	(6)
	$1,074	$(193)	$2,151	$(365)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2009	2008	2009	2008

Service cost	$85	$88	$169	$176
Interest cost	169	177	339	354
Amortization of prior service benefit	(226)	(226)	(453)	(452)
Amortization of unrecognized loss	-	-	-	-
	$28	$39	$55	$78

Note 7:                      Notes payable and current maturities

Notes payable and current maturities are comprised of the following (in thousands):
	December 26, 2009	June 27, 2009

Loan and Security Agreement	$2,500	-
Revolving credit facility	-	$7,200
Short-term foreign credit facility	3,734	2,711
Other	254	225
	$6,488	$10,136

Note 8:                      Income Tax

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2005. Currently, we do not have any income tax audits in progress in the numerous federal, state, local and international jurisdictions in which we operate. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 1997-2009 still open for examination).

The Company has identified no new uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company’s Brazilian’ subsidiary, as well as many U. S. companies, based upon advice from outside legal counsel, disputed a method of taxation adopted by the Brazilian government in the early 1990s related to the treatment of inflation during that period.  Prior legal opinion was that the Company would prevail on all but $0.5 million of the position; accordingly, the Company had $.5 million of reserves in long term income taxes payable for this position.  During the second quarter of fiscal 2010, as a result of a favorable tax amnesty program offered by the Brazilian government, a decision was made to no longer pursue the claim as it was determined that the incentives of the amnesty program outweighed the costs and potential risk of continued litigation.   As a result of participating in the program, the Company’s Brazilian’ subsidiary agreed to pay $2.1 million Brazilian reals ($1.2 million U. S. dollars).  The $1.2 million U.S. dollars consists of interest ($0.9 million, $0.6 million tax affected) and income tax ($0.3 million), and was partially offset by the reversal of the related reserves of $0.5 million, resulting in a net impact on the second quarter tax provision of $0.4 million.

The Company reviewed its second quarter tax provision in relation to its improved second quarter results and better second half expectations. The Company currently estimates a significantly reduced annual loss and has adjusted its second quarter tax position to reflect this improved performance.

No valuation allowance has been recorded for the domestic federal net operating losses (NOL) as the Company continues to believe that based on forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize its tax operating loss carry forward assets.

Note 9: Fair Value

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

The estimated fair value of the Company’s financial instruments is as follows in thousands (000):
	December 26, 2009		June 27, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$13,337	$13,337	$10,248	$10,248
Investments	1,256	1,256	1,791	1,791
Foreign currency contracts	-	-	-	273
Long term debt	1,044	1,044	1,264	1,264

Note 10:                      Subsequent Events

The Company has evaluated events occurring between the end of the quarter on December 26, 2009 and February 4, 2010, when the financial statements were issued, and determined there were no subsequent events to be disclosed.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 2009 AND DECEMBER 27, 2008

Overview
Net sales declined $3.6 million or 6.6% from $54.1 million to $50.5 million.  Excluding the $1.4 million impact of foreign exchange due to a weaker U. S. dollar, net sales declined $5.0 million or 9.2%.  Operating income improved $0.7 million as a $0.4 million decline in gross margin was more than offset by a $1.1 million decline in selling and general expenses. Net income declined $1.4 million from a profit of $1.1 million ($0.17 per share) in the fiscal 2009 quarter compared to a loss of $0.3 million ($0.05 per share) in the fiscal 2010 quarter, principally due to a unfavorable foreign exchange swing of $0.9 million and a $1.1 million increase in tax expense.

Net Sales
Net sales in North America declined $5.3 million or 18% from $29.3 million to $24.0 million with declines in both the industrial and construction markets.  International net sales increased $1.7 million or 7% from $24.8 million to $26.5 million, however, foreign exchange represented a $1.4 million gain. In constant dollars, International sales increased $0.3 million or 8%.

On a positive note, net sales relative to the prior quarter increased $9.9 million or 24% with North America and International posting gains of $3.1 million and $6.8 million, respectively.

Gross Margin
Gross margin declined $0.4 million from $16.3 (30.2% of revenue) million to $15.9 (31.5% of revenue) million, with North America and International posting declines of $0.1 million and $0.3 million, respectively.  North American gross margins improved 4% from 22% to 26% as a $1.2 million volume decline was offset by a $1.1 million margin improvement.  This increase in margin was the result of a favorable product mix and the reduction of manufacturing costs implemented in the second half of fiscal 2009.  International gross margins declined 4% from 40% to 36% as a result of higher volume ($0.7) million offset by higher costs ($1.0) million.

Selling and General Expenses
Selling and general expenses declined $1.1 million or 7% from $15.5 million to $14.4 million with North America and International posting savings of $0.3 and $0.8 million, respectively.  The savings reflect reduced headcount related salaries of $0.3 million as well as volume related revenue resulting in variable cost reductions for bonus and commissions of $0.3 million travel of $0.1 million and shipping of $0.1 million.

Earnings Before Taxes
Earnings before taxes declined $0.3 million from $1.6 million in fiscal 2009 to $1.3 million in fiscal 2010.  The Operating Income improved $0.7 million, however, this was offset by a net expense change of $1.0 million in Other Income.  The principal factor for the Other Income expense was a $1.0 million unfavorable swing in exchange rates.

SIX MONTHS ENDED DECEMBER 26, 2009 AND DECEMBER 27, 2008

Overview
Net sales declined $31.0 million or 25% from $122.1 million to $91.1 million. Excluding the impact of $2.9 million due to a stronger U. S. dollar, particularly in the first quarter, net sales declined $28.1 million.  Operating income declined $7.3 million as lower revenue and higher manufacturing costs resulted in a $11.6 million decline in gross margin which was partially offset by a $4.3 million selling and general expense savings. Other income was $2.0 million unfavorable principally due to a comparative $1.6 million negative impact from foreign exchange rates.  Net income declined $6.7 million from income of $3.7 million ($0.57 per share) to a loss of $3.4 million ($0.52 per share).

Net Sales
Net sales in North America declined $16.3 million or 27% as a first quarter deficit of $11.0 million was narrowed to a second quarter shortfall of $5.3 million.  The drop in North American net sales was experienced across all channels and reflected the deep recession in the U.S. industrial markets. The improvement in the second quarter may indicate a slowly rising economic tide.  International net sales declined $14.7 million or 24% as the global reach of this recession impacted our major international markets of Europe, Asia and South America.

Gross Margin
Gross margins declined $11.6 million, a 2.2% margin erosion, from 30.7% in fiscal 2009 to 28.5% in fiscal 2010.  The significant decline in sales revenue accounted for $9.4 million as well as $2.2 million associated with gross margin rate erosion. North America and International experienced volume declines of $3.8 and $5.6 million, respectively.  Higher costs associated with reduced volume adversely impacted North American and International gross margins by $0.6 and $1.6 million, respectively.

Selling and General Expenses
Selling and general expenses declined $4.3 million, but increased as a percentage of revenue from 27% in fiscal 2009 to 31.5 % in fiscal 2010.  North American expenses were lowered $1.0 million or 6% while International expenses declined $3.3 million or 20%.  North American savings were salaries and travel of $0.6 and $0.3 million, respectively.  International savings were the result of salaries ($0.7) million, bonus and commissions of ($1.5) million and travel of ($0.2) million.

Earnings Before Taxes
Earnings before taxes declined $9.3 million from a profit of $5.9 million in fiscal 2009 to a loss of $3.4 million in fiscal 2010.  Operating income declined $7.3 million coupled with a $2.0 million unfavorable swing in Other Income were the principal factors impacting the overall deficit.  Foreign exchange represented $1.6 million of the change in Other Income.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	26 Weeks Ended
	12/26/09	12/27/08

Cash provided by (used in) operations	11,667	(3,357)
Cash (used in) provided from investing activities	(3,624)	988
Cash (used in) provided from financing activities	(5,249)	3,646
Effect of exchange rates changes on cash	295	(1,660)

Net increase (decrease) in cash	3,089	(383)

Net cash increased $3.1 million as the Company adjusted to the economic environment by adjusting inventory to reduced sales; postponing capital expenditures and reducing debt.  The major factors impacting the positive cash flow were inventory $10.9 million, capital expenditures of ($4.1) million and a reduction of debt of ($4.3) million.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will be taken in order to maintain liquidity, including plant consolidations, work force and dividend reductions. In addition to its cash and investments, the Company maintains a $23 million Loan and Security agreement, of which, $2.5 million was outstanding as of December 26, 2009.  This Loan and Security agreement matures as of April 30, 2012.  The Loan and Security agreement was modified in the second quarter of fiscal 2010 and amends certain financial covenants. As of December 26, 2009, the Company is in compliance with all debt covenants related to its Loan and Security Agreement.  The effective interest rate on the Loan and Security agreement through December 26, 2009 was 2.3%.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission’s rules.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 26, 2009, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s remediation efforts related to the material weakness that existed as of June 27, 2009, and noted in Item 9A of the Company’s 2009 Annual Report on Form 10-K filed on September 10, 2009, are not complete as of December 26, 2009. Efforts to remediate the material weakness will continue during fiscal 2010. An update as to the status of management’s efforts is listed below:

o	The Company hired a new Chief Financial Officer, effective as of November 5, 2009
o	The Company has completed an enhanced accounting policies and procedures manual
o	The Company has affirmed subsidiaries’ responsibility to the Corporate Finance Group
o
The Company is developing an improved financial reporting framework which will facilitate a uniform approach to consolidated and subsidiary financial analysis.  This project is expected to be completed in the third quarter.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	February 4, 2010	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	February 4, 2010	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO