Form 10-Q/A
period 2010-02-10
STARRETT L S CO
filed 2010-02-10
CIK 93676

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

EXPLANATORY NOTE

The L.S. Starrett Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the
quarter ended September 26, 2009, as originally filed with the Securities and Exchange Commission on
November 5, 2009, for the sole purpose of filing Section 302 and 906 certifications that were inadvertently omitted as exhibits to the original Form 10-Q. This Amendment No. 1 on Form 10-Q/A does not modify or update the financial statements or any other disclosure contained in the original Form 10-Q.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	February 10, 2010	/s/ Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	February 10, 2010	/s/ Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO