Form 10-Q
period 2010-05-06
STARRETT L S CO
filed 2010-05-06
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended	March 27, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

o	For the transition period from		to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS			04-1866480
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS			01331-1915
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		978-249-3551

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

Large Accelerated Filer o Accelerated Filer x Non-Accelerated Filer o Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES o NO x

	Common Shares outstanding as of	April 30, 2010

	Class A Common Shares	5,831,895

	Class B Common Shares	842,056

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Condensed Consolidated Unaudited Financial Statements:

Item 1. Financial Statements

Consolidated Balance Sheets- March 27, 2010 (unaudited) and June 27, 2009	3

Consolidated Statements of Operations thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009 (unaudited)	4

Consolidated Statements of Cash Flows- thirty-nine weeks ended March 27, 2010 and March 28, 2009 (unaudited)	5

Consolidated Statements of Stockholders' Equity - Thirty-nine weeks ended March 27, 2010 and March 28, 2009 (unaudited)	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other information:

Item 1A. Risk Factors	13

Item 6. Exhibits	13

SIGNATURES

Part I.    Financial Information
Item 1.   Condensed Consolidated Unaudited Financial Statements
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)
	March 27 2010 (unaudited)	June 27 2009

ASSETS
Current assets:
Cash	$15,229	$10,248
Investments	1,254	1,791
Accounts receivable (less allowance for doubtful accounts of $544 and $678)	31,733	27,233
Inventories:
Raw materials and supplies	13,004	19,672
Goods in process and finished parts	16,054	20,265
Finished goods	19,113	20,289
	48,171	60,226
Current deferred income tax asset	4,752	5,170
Prepaid expenses, taxes and other current assets	7,994	8,054
Total current assets	109,133	112,722

Property, plant and equipment, at cost (less accumulated depreciation of $129,671 and $122,856)	57,123	56,956
Property held for sale	2,699	2,771
Intangible assets (less accumulated amortization of $4,661 and $3,724)	1,615	2,517
Goodwill	1,091	981
Other assets	744	275
Long-term taxes receivable	2,807	2,807
Long-term deferred income tax asset	16,309	15,212
Total assets	$191,521	$194,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$5,226	$10,136
Accounts payable and accrued expenses	14,016	10,369
Accrued salaries and wages	4,304	5,109
Total current liabilities	23,546	25,614

Long-term taxes payable	8,885	9,140
Long-term debt	848	1,264
Postretirement benefit liability	17,252	15,345
Total liabilities	50,531	51,363

Stockholders' equity:
Class A Common $1 par (20,000,000 shares authorized) 5,834,888 outstanding on 3/27/10 and 5,769,894 outstanding on 6/27/09	5,835	5,770
Class B Common $1 par (10,000,000 shares authorized) 839,042 outstanding on 3/27/10 and 869,426 outstanding on 6/27/09	839	869
Additional paid-in capital	50,304	49,984
Retained earnings reinvested and employed in the business	122,844	127,707
Accumulated other comprehensive loss	(38,832)	(41,452)
Total stockholders' equity	140,990	142,878
Total liabilities and stockholders’ equity	$191,521	$194,241
See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/27/2010	3/28/2009	3/27/2010	3/28/2009

Net sales	$48,643	$42,764	$139,751	$164,830
Cost of goods sold	33,110	31,628	98.285	116,186

Gross Margin	15,533	11,136	41,466	48,644
% of Net Sales	31.9%	26.0%	29.7%	29.5%

Selling and general expense	14,600	13,190	43,312	46,181
Goodwill impairment	0	5,260	0	5,260

Operating Income (loss)	933	(7,314)	(1,846)	(2,797)

Other income (expense)	108	(201)	(534)	1,154

Earnings (loss) before income taxes	1,041	(7,515)	(2,380)	(1,643)

Income tax expense (benefit)	862	(2,765)	884	(651)

Net (loss) earnings	$179	$(4,750)	$(3,264)	$(992)

Basic and diluted earnings (loss) earnings per share	$.03	$(0.72)	$(0.49)	$(0.15)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,673	6,622	6,663	6,619
Diluted	6,687	6,622	6,663	6,619

Dividends per share	$0.06	$0.12	$0.24	$0.36

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	39 Weeks Ended
	3/27/2010	3/28/2009

Cash flows from operating activities:
Net loss	$(3,264)	$(992)
Non-cash items included:
Depreciation	6,795	6,569
Amortization	902	936
Goodwill impairment	0	5,260
Fixed asset impairment	130	0
Net long-term tax payable	(453)	328
Deferred taxes	(623)	(3,654)
Unrealized transaction (gains) losses	(222)	1,336
Retirement benefits	2,229	(1,477)
Working capital changes
Receivables	(4,441)	3,336
Inventories	13,855	(12,032)
Other current assets	510	(1,145)
Other current liabilities	2,474	(5,295)
Prepaid pension cost and other	(116)	1,963
Net cash provided by (used in) operating activities	17,776	(4,867)

Cash flows from investing activities:
Additions to plant and equipment	(5,914)	(7,840)
Decrease in investments	618	8,483
Earn out paid for Kinemetric Engineering	(110)	(208)
Net cash (used in) provided by investing activities	(5,406)	435

Cash flows from financing activities:
Proceeds from short-term borrowings	13,982	16,135
Short-term debt repayments	(19,233)	(5,702)
Proceeds from long-term borrowings	129	1,188
Long-term debt repayments	(523)	(335)
Proceeds from common stock issued	305	470
Treasury shares purchased	0	(263)
Dividends paid	(1,599)	(2,384)
Net cash (used in) provided by financing activities	(6,939)	9,109

Effect of exchange rate changes on cash	(450)	(1,998)

Net increase in cash	4,981	2,679
Cash, beginning of period	10,248	6,515
Cash, end of period	$15,229	$9,194

See Notes to Consolidated Financial Statements

 THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirty-nine Weeks Ended March 27, 2010 and March 28, 2009
(in thousands of dollars except per share data)(unaudited)

	Common Stock Out-standing ($1 Par)
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com-prehensive Loss	Total
Balance June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773
Comprehensive income (loss):
Net loss				(992)		(992)
Unrealized net gain on investments and swap agreement					312	312
Translation loss, net					(24,574)	(24,574)
Dividends ($.36 per share)				(2,384)		(2,384)
Treasury shares:
Purchased	(26)		(237)			(263)
Issued	28		393			421
Issuance of stock under ESPP		4	96			100
Conversion	36	(36)				0

Balance March 28,2009	$5,746	$874	$49,865	$130,733	$(27,825)	$159,393

Balance June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive income (loss):
Net loss				(3,264)		(3,264)
Unrealized net gain on investments					5	5
Translation gain, net					2,615	2,615
Dividends ($0.24 per share)				(1,599)		(1,599)
Treasury shares:
Issued	33		261			294
Issuance of stock under ESPP		2	59			61
Conversion	32	(32)				0

Balance March 27, 2010	$5,835	$839	$50,304	$122,844	$(38,832)	$140,990

Cumulative Balance:
Translation loss					(11,203)
Unrealized gain on investments					3
Amounts not recognized as a component of net periodic benefit cost					(27,632)
					$(38,832)

See Notes to Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements

Note 1:                      Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 27, 2010 and June 27, 2009; the results of operations for the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009, the cash flows for the thirty-nine weeks ended March 27, 2010 and March 28, 2009; and changes in stockholders' equity for the thirty-nine weeks ended March 27, 2010 and March 28, 2009.

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

Note 2:                      Cash and Investments

The Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

        As of March 27, 2010, the Company’s Level 1 financial assets were as follows (in thousands):

Level 1
International Bonds Puerto Rican debt obligations	$1,254

       As of March 27, 2010, the Company did not have any level 2 or 3 assets.

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

Effective December 27, 2009, the Company adopted new accounting guidance on fair value measurements and disclosures.  The new guidance requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3.  Our adoption did not have a material effect on the Company’s financial position or results of operations.

Note 4:                      Inventories

Approximately 51% of all inventories are valued on the LIFO method.  LIFO inventories were $11.4 million and $17.8 million at March 27, 2010 and June 27, 2009, respectively, such amounts being approximately $26.7 million and $33.7 million, respectively, less than if determined on a FIFO basis.  The impact of LIFO on a year-to-date third quarter basis was a $6.9 million reduction in cost of sales in fiscal 2010 compared to a $6.3 million increase in cost of sales in fiscal 2009.

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

During the third quarter of 2010, the Company investigated if there was a triggering event that would cause the Company to revaluate impairment of goodwill and intangible assets as outlined in the accounting standards for goodwill and intangible assets.  The Company concluded there were no triggering events during the third quarter.

As there were no triggering events for the intangible assets, the Company also concluded there were no triggering events in relation to impairment of long lived tangible assets.

Note 6:                      Pension and Post Retirement Benefits

Net periodic benefit costs (benefits) for the Company's defined benefit pension plans consist of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2010	2009	2010	2009

Service cost	$484	$541	$1,457	$1,670
Interest cost	1,567	1,639	4,720	5,133
Expected return on plan assets	(1,775)	(2,490)	(5,346)	(7,686)
Amortization of prior service cost	95	100	288	314
Amortization of unrecognized loss (gain)	701	(3)	2,104	(8)
	$1,072	$(213)	$3,223	$(577)

Net periodic benefit costs (benefits) for the Company's postretirement medical plan consists of the following (in thousands):
	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2010	2009	2010	2009

Service cost	$85	$88	$254	$265
Interest cost	169	177	508	531
Amortization of prior service benefit	(226)	(226)	(679)	(679)
Amortization of unrecognized loss	0	0	0	0
	$28	$39	$83	$117

Note 7:                      Notes payable and current maturities

Notes payable and current maturities are comprised of the following (in thousands):
	March 27, 2010	June 27, 2009

Loan and Security Agreement	$2,000	0
Revolving credit facility	0	$7,200
Short-term foreign credit facility	2,971	2,711
Other	255	225
	$5,226	$10,136

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2005. Currently, we do not have any income tax audits in progress in the numerous federal, state, local and international jurisdictions in which we operate. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004.

The Company has identified no new uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company reviewed its third quarter and projected fiscal year tax provision and determined that a tax expense of $0.9 million through the third quarter was necessary despite a $2.4 million loss before tax due to a $0.4 million tax amnesty expense for Brazil, previously recorded and discussed in the second quarter, and the application of a negative forecasted consolidated annual effective tax rate on the year-to-date operating loss.  The negative effective tax rate projected for the year is due primarily to the effect of a large favorable permanent tax difference that results in a net tax benefit on a forecasted world-wide income for the fiscal year.

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

The estimated fair value of the Company’s financial instruments is as follows in thousands (000):
	March 27, 2010		June 27, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$15,229	$15,229	$10,248	$10,248
Investments	1,254	1,254	1,791	1,791
Foreign currency contracts	0	0	0	273
Long term debt	848	848	1,264	1,264

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 27, 2010 and March 28, 2009

Overview
Net sales increased $5.9 million or 14% from $42.8 million to $48.7 million.  Operating income improved $8.2 million as a $4.4 million gain in gross margin more than offset a $1.4 million increase in selling and general expenses as well as the absence of a goodwill impairment charge in fiscal 2010 compared to a $5.2 goodwill impairment charge in fiscal 2009. Net income improved $4.9 million from a loss of $4.7 million ($0.72 per share) in fiscal 2009 to a profit of $0.2 million ($0.03 per share) in fiscal 2010.  Excluding the goodwill impairment recorded in Tru-Stone, the third quarter fiscal 2009 loss would have been $1.4 million or $0.22 per share.

Net Sales
Net sales in North America increased $5.0 million or 23% from $21.3 million to $26.3 million led by strong gains across most product lines in the industrial markets due to improvements in the economy.  International sales increased $0.9 million or 4% from $21.5 million to $22.4 million; however, a weaker dollar represented a $4.0 million sales exchange gain.  In constant dollars, International sales declined $3.7 million or 16% as the worldwide recession adversely impacted operation in Europe, Latin America and China.

Gross Margin
Gross margin increased $4.4 million from $11.1 million (26.0% of sales) to $15.5 million (31.9% of sales) with a North American improvement of $5.5 million partially offset by a $1.1 million International decline.  Reduced manufacturing overhead spending coupled with the LIFO benefit of $4.8 million due to reduced inventory levels were the key factors influencing a North American margin improvement from 14% in fiscal 2009 to 32% in fiscal 2010.  International margin declined due to lower revenue volume and higher costs in local currency of $2.4 million, which was partially offset by a favorable currency gain of $1.3 million as overall margins declined from 40% to 32%.

Selling and General Expenses
Selling and general expenses increased $1.4 million or 11% from $13.2 million to $14.6 million as International expenses rose $1.4 million to $7.2 million while North American expense remained flat at $7.4 million.  International expenses were flat in local currency but increased in consolidated dollars due to the weakening U. S. currency, particularly related to the Brazilian Real.

Earnings Before Taxes
Earnings before taxes increased $8.6 million from a fiscal 2009 loss of $7.5 million to a fiscal 2010 profit of $1.1.million.  The significantly improved performance is due to the comparative recovering economy in fiscal 2010 versus the recession in fiscal 2009 as well as the absence of a $5.3 million goodwill impairment in fiscal 2009.

NINE MONTHS ENDED March 27, 2010 and March 28, 2009

Overview
Net sales declined $25.0 million or 15% from $164.8 million to $139.8 million.   Operating income improved $1.0 million as an erosion of gross margin of $7.2 million was offset by a reduction in selling and general expenses of $2.8 million and the absence of a goodwill impairment charge in fiscal 2010 compared to a $5.2 goodwill impairment charge in fiscal 2009.  Other income was $1.7 million unfavorable principally due to a comparative $1.6 million negative impact from foreign exchange rates.  The net loss increased $2.3 million from a loss of $1.0 million ($0.15 per share) to a loss of $3.3 million ($0.49 per share).

Net Sales
Net sales in North America declined $11.9 million or 14% as the $5.0 million improvement in the third quarter was not sufficient to offset a $16.9 million deficit in the first half.  The first half sales reflects the deep recession in the U. S. industrial markets while the growth in the third quarter represents the beginning of the recovery in the U. S. economy.  International sales declined $13.1 million or 16% as the worldwide recession adversely impacted our South American, European and Asian operations.

Gross Margin
Gross margin declined $7.1 million but the margin percentage of revenue improved from 29.5% in fiscal 2009 to 29.7% in fiscal 2010.  The significant decline in sales revenue accounted for $9.8 million, however, margin improvements, particularly in North America, contributed a favorable gain of $2.7 million.  Reduced overhead costs and lower costs associated with the LIFO impact of lower inventory levels were the principal factors influencing the improved North American operations.

Selling and General Expenses
Selling and general expenses declined $2.9 million, but increased as a percentage of revenue from 28% in fiscal 2009 to 31 % in fiscal 2010.  North American expenses were lowered $1.0 million or 4% while International expenses declined $1.9 million or 9%.  North American savings were salaries and travel of $0.6 million and $0.2 million, respectively coupled with reduced catalog and advertising expenses of $0.2 million  International savings were the result of salaries ($0.1) million, bonus and commissions of ($1.6) million and travel of ($0.1) million.

Earnings Before Taxes
Earnings before taxes declined $0.7 million from a loss of $1.7 million in fiscal 2009 to a loss of $2.4 million in fiscal 2010. Operating income improved $1.0 million but was offset by an increase in other expense of $1.7 million. principally related to foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Thirty-nine Weeks
	3/27/2010	3/28/2009

Cash provided by (used in) operations	$17,776	$(4,867)
Cash (used in) provided from investing activities	(5,406)	435
Cash (used in) provided from financing activities	(6,939)	9,109
Effect of exchange rates changes on cash	(450)	(1,998)

Net increase (decrease) in cash	$4,981	$2,679

Net cash increased $5.0 million as the Company adjusted to the economic environment by adjusting inventory to reduced sales; postponing capital expenditures and reducing debt.  The major factors impacting the positive cash flow were lower inventory levels of $13.9 million.  The improved cash flow was used for capital expenditures of $5.9 million and reduction of debt of $5.6 million.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will be taken in order to maintain liquidity, including plant consolidations, work force and dividend reductions. In addition to its cash and investments, the Company maintains a $23 million Loan and Security agreement, of which, $2.0 million was outstanding as of March 27, 2010.  This Loan and Security agreement matures as of April 30, 2012.  The Loan and Security agreement was modified in the second quarter of fiscal 2010 and amends certain financial covenants. As of March 27, 2010, the Company is in compliance with all debt covenants related to its Loan and Security Agreement.  The effective interest rate on the Loan and Security agreement through March 27, 2010 was 2.4%.

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

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 27, 2010, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s remediation efforts related to the material weakness that existed as of June 27, 2009, and noted in Item 9A of the Company’s 2009 Annual Report on Form 10-K filed on September 10, 2009, are not complete as of March 27, 2010. Efforts to remediate the material weakness will continue during fiscal 2010. An update as to the status of management’s efforts is listed below:

o	The Company hired a new Chief Financial Officer, effective as of November 5, 2009
o	The Company has completed an enhanced accounting policies and procedures manual
o	The Company has affirmed subsidiaries’ responsibility to the Corporate Finance Group
o
The Company is developing an improved financial reporting framework which will facilitate a uniform approach to consolidated and subsidiary financial analysis.  This project is scheduled to be completed in the fourth quarter.

o	The new CFO visited our Brazil subsidiary in April and plans to visit our Scotland operation this summer. Additional visits to international and domestic subsidiaries are planned for fiscal 2011.

PART II.                      OTHER INFORMATION

Item 1A.                      Risk Factors

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 27, 2009. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 27, 2009.

In addition to the risk factors outlined in Form 10-K, management has developed a plan to remediate material weaknesses over financial reporting, which is described in Item 4 in this Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	May 6, 2010	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	May 6, 2010	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO