Form 10-K
period 2010-06-26
STARRETT L S CO
filed 2010-09-21
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K
____________

(check one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
Non-Accelerated Filer  ☐    Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 5,812,328 and 856,629 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 27, 2009. On December 27, 2009, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $53,106,325.

There were 5,872,414 and 812,175 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2010.

The exhibit index is located on pages 51-52.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 26, 2010. Portions of such Proxy Statement are incorporated by reference in Part III.

Portions of the Proxy Statement for October 20, 2010 Annual Meeting (Part III).

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE PERIOD ENDED JUNE 26, 2010

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-7
ITEM 1A.	Risk Factors	7-9
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	9-10
ITEM 3.	Legal Proceedings	10
ITEM 4.	Reserved	10

	PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-11
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	12-19
ITEM 8.	Financial Statements and Supplementary Data	19-44
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
ITEM 9A.	Controls and Procedures	44-48
ITEM 9B.	Other Information	49

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	49-50
ITEM 11.	Executive Compensation	50
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	50
ITEM 14.	Principal Accounting Fees and Services	51

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	52-53
EXHIBIT INDEX		53-54
SIGNATURES		55

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” means The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General
Founded in 1880 by Laroy S. Starrett and incorporated in 1929, the Company is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil (1956), Scotland (1958) and China (1997), the Company offers its broad array of products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical and vision measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.  The Company’s financial reporting is based upon one business segment.

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

For 130 years the Company has been a recognized leader in providing measurement solutions consisting of hand measuring tools and precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom and non contact gaging  and many other items. Skilled personnel, superior products, manufacturing expertise, innovation  and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2008, the Company enhanced its wireless data collection solutions, making them more customer-friendly and more software-compatible.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. During 2009, the Company introduced several new products including its ADVANZ carbide tipped products and its VERSATIX products with a patent pending tooth geometry designed for the cutting of structurals and small solids. This launch was further enhanced through the global introduction of new support programs and marketing collateral. These actions are aimed at positioning Starrett for global growth in wide band products for production applications as well as product range expansions for shop applications. A full line of complementary saw products, including hack, jig, reciprocating saw blades and hole saws provide cutting solutions for the building trades and are offered primarily through construction, electrical, plumbing and retail distributors.  During fiscal 2008, the Company was issued a patent for its bi-metal unique® manufacturing process and products. This break-through Split Chip Advantage technology enables the Company to produce saw blades, which are up to 50% stronger and offer up to 170% more contact area than traditional electron beam (EB) products. This technology is now used on many of the Company’s saw products.

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

Personnel
At June 26, 2010, the Company had 1,744 employees, approximately 51% of whom were domestic. This represents a net decrease from June 27, 2009 of 24 employees. The headcount reduction was in international operations, primarily in Brazil.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During fiscal 2010, there were no material changes in the Company’s competitive position in spite of the current global economic crisis, which is accelerating the migration of American manufacturing jobs to lower cost countries. Internationally, the Company’s significant investments in manufacturing and sales operations in China appear to have resulted in market share gains and enhanced brand recognition. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market segment and country. Continued research and development, new patented products and processes, and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Argentina, Australia, New Zealand, Mexico and Germany are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 15 to the Company’s fiscal 2010 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog
The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $46.2 million at June 26, 2010 and $60.2 million at June 27, 2009. The Company uses the last-in, first-out (LIFO) method of valuing most domestic inventories (approximately 51% of all inventories). LIFO inventory amounts reported in the financial statements are approximately $25.2 million and $33.7 million, respectively, lower than if determined on a first-in, first-out (FIFO) basis at June 26, 2010 and June 27, 2009.

Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. As noted previously, during fiscal 2008 the Company was issued a patent for its bi-metal unique® manufacturing process and products.  The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2010, 2009 and 2008 were approximately $0.9 million, $1.6 million and $2.4 million respectively, all of which were expensed in the Company’s financial statements.

The Company uses trademarks with respect to its products and considers its trademark portfolio as one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental
Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment and has embraced renewable energy alternatives and expects to bring on line a new hydro – generation facility at its Athol, MA plant in 2011 to reduce its carbon foot print and energy costs, an investment in excess of $1.0 million.

Strategic Activities
Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, forcing the Company to adapt to this new, highly competitive business environment. The Company continuously evaluates most aspects of its business, aiming for new world-class ideas to set itself apart from its competition.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies which has increased its international sales revenues to 52% of its consolidated sales for fiscal 2010.

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

Item 1A – Risk Factors
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2010 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Financial Reporting:  If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.  Our independent registered public accounting firm did audit and report on our internal controls over financial reporting as of June 26, 2010 and June 27, 2009 and identified material weaknesses in our internal controls over financial reporting.  Management has implemented three of the five remediation steps outlined in our Annual Report on Form 10-K for fiscal 2009 and will complete the remaining steps before the end of the second quarter of fiscal 2011.  Management has developed a plan to remediate the fiscal 2010 material weaknesses in our internal controls over financial reporting, which is outlined in Item 9a of this Annual Report on Form 10-K.

Risks Related to the Economy: The Company’s results of operations are materially affected by the conditions in the global economy.  As a result of the global economic recession, U.S. and foreign economies have experienced significant declines in employment, household wealth, consumer spending, and lending.  Businesses, including the Company and its customers, have faced weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations.  The Company’s results of operations in fiscal 2009 and 2010 have been negatively impacted by the global economic recession; however, business activity has improved for the Company in the second half of fiscal 2010.  The Company can provide no assurance that its improvement in the second half of fiscal 2010 will continue and its future results of operations will improve.

Risks Related to Reorganization: The Company continues to evaluate consolidation and reorganization of some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company’s manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred.

Risks Related to Technology: Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

Risks Related to Foreign Operations: Approximately 52% of the Company’s sales and 56% of net assets related to foreign operations for fiscal 2010. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements and exchange controls.  The Company’s Brazilian operations, which constitute over half of the Company’s revenues from foreign operations, can be very volatile, changing from year to year due to the political situation, currency risk and the economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Insurance Coverage: The Company carries liability, property damage, workers’ compensation, medical and other insurance policies that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover all claims and losses. Such uncovered claims and losses could have a material adverse effect on the Company. Depending on the risk, deductibles can be as high as 5% of the loss or $500,000.

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

Risks Related to Stock Market Performance: Currently, the Company’s domestic defined benefit pension plan is underfunded. The Company is not required to provide additional funds to the domestic pension fund; however, the future return on pension assets is insufficient to cover future obligations, creating an actuarially underfunded status. This has also occurred for the Company’s UK plan, which was underfunded during fiscal 2008, 2009 and 2010.

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

Risks Related to Investor Expectations: The Company’s share price remained relatively stable in fiscal 2010 after a significant decline during fiscal 2009. The Company's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decline.

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

Risks Related to Information Systems: The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems.  In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability. For those reasons, the Company implemented a new Enterprise Resource Planning (ERP) system in its principal North American locations.

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

The Company’s Evans Rule Division owns a 173,000 square foot building in North Charleston, SC. In fiscal 2006, manufacturing operations were moved to a new 50,000 square foot facility in the Dominican Republic from both the North Charleston site and the former Mayaguez, Puerto Rico operations. The Company now occupies a 3,400 square foot leased office in North Charleston for administrative personnel and has the North Charleston property listed for sale.

The Company’s subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. Two wholly owned subsidiaries in Suzhou and Shanghai (People’s Republic of China) lease approximately 41,000 square feet and 5,000 square feet, respectively. The Company signed a lease in fiscal 2009 for a new 133,000 square foot building in Suzhou to accommodate our need for increased manufacturing space. We plan to close the Shanghai distribution center and sales office and consolidate all operations into the new building.

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

The Company has vacated a sales office in Kennesaw, GA and has terminated the lease.

In the Company’s opinion, all of its property, plants and equipment are in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings
The Company is, in the ordinary course of business, from time to time involved in litigation that is not considered material to its financial condition or operations.

Item 4 - Reserved

PART II

Item 5 - Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 26, 2010, there were approximately 1,533 registered holders of Class A common stock and approximately 1,222 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2008	0.12	28.50	13.50
December 2008	0.12	21.80	9.51
March 2009	0.12	16.31	5.30
June 2009	0.12	11.42	6.01
September 2009	0.12	11.18	6.55
December 2009	0.06	11.75	8.53
March 2010	0.06	11.67	8.74
June 2010	0.06	12.56	7.93

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to reduce the quarterly dividend from $0.12 to $0.06 per share effective for the second quarter of fiscal 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the fourth quarter fiscal 2010 is as follows:
Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
April 2010	None	–	–	–
May 2010	None	–	–	–
June 2010	None	–	–	–

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The L.S. Starrett Company, the Russell 2000 Index
and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/05
6/06
6/07
6/08
6/09
6/10
The L.S. Starrett Company
Russell 2000
Peer Group (1)

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	BASE	FY2006	FY2007	FY2008	FY2009	FY2010
STARRETT	100.00	76.75	105.59	140.34	42.07	60.68
RUSSELL 2000	100.00	114.58	133.41	111.80	83.84	101.85
PEER GROUP	100.00	123.81	140.68	146.22	122.59	165.10

Item 6 - Selected Financial Data

The following selected condensed financial data has been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this report on Form 10K and incorporated herein by reference.

	Years ended in June ($000 except per share data)
	2010	2009	2008	2007	2006
Net sales	$203,662	$203,659	$242,371	$222,356	$200,196
Net earnings (loss)	(2,983)	(3,220)	10,831	6,653	(3,782)
Basic earnings (loss) per share	(0.45)	(0.49)	1.64	1.00	(0.57)
Diluted earnings (loss) per share	(0.45)	(0.49)	1.64	1.00	(0.57)
Long-term debt (1)	706	1,264	5,834	8,520	13,054
Total assets	200,134	194,241	250,285	234,011	228,083
Dividends per share	0.30	0.48	0.52	0.40	0.40

(1)	Note the high level of long-term debt in fiscal 2006 is related to the Tru-Stone acquisition.

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk
RESULTS OF OPERATIONS

Fiscal 2010 Compared to Fiscal 2009
Fiscal 2010 (12 Months North America plus 13 Months International) Compared to Fiscal 2009 (12 Months for North America and International).

As further explained in Note 2 to the consolidated financial statements, in fiscal year 2010 the Company conformed the fiscal year end of its international subsidiaries to that of the Company.  Those subsidiaries previously reported on a one-month lag.  In order to conform the fiscal periods, the consolidated financial statements include June 2010 results for those subsidiaries in addition to the results for their fiscal year ended May 2010.  Management has concluded that the inclusion of this additional month is immaterial to the consolidated financial statements and, in the following comments, has noted those instances where Management believes identifying the impact would be useful in understanding the overall comparison of fiscal 2010 and 2009.

Overview

The Company began to experience the economic downturn in the second quarter of fiscal 2009 and significantly reduced both its manufacturing and selling, general administrative expenses in the third quarter of fiscal 2009.  These cost reductions remained in place for one year until the third quarter of fiscal 2010, when an uptick in orders resulted in restoring reduced hours to normal hours for both the factory and office personnel. The economy’s cycle created significant problems in managing costs and inventory levels in fiscal 2010 compared to fiscal 2009 as first half fiscal 2010 sales declined $31.0 million or 25% compared to a $31.1 million or 38% increase in the second half.  We are cautiously optimistic that the second half trend will continue; however, we will make the necessary adjustments if the economic forecast begins to stagnate.

Net sales for fiscal 2010 remained level with fiscal 2009 at $203.6 million. Under the prior one month lag financial reporting policy, net sales declined $7.3 million or 3.7% from $203.6 million in fiscal 2009 to $196.3 million in fiscal 2010.  Gross margins improved $1.5 million from $59.5 million or 29.2% of sales in fiscal 2009 to $61.0 million or 30.0% of sales in fiscal 2010.  Selling, general and administrative expenses increased $1.6 million or 2.7% from $59.9 million in fiscal 2009 to $61.5 million in fiscal 2010.  Excluding the expenses for the thirteenth month for our international subsidiaries, selling, general and administrative expenses decreased $0.7 million or 1.2%.  The operating loss declined $3.4 million largely due to a net decrease of $3.5 million in goodwill and reorganization costs between fiscal 2009 and fiscal 2010.

Net Sales

Net sales in North America declined $5.9 million or 5.7% from $102.9 million in fiscal 2009 to $97.0 million in fiscal 2010.  With the exception of Tru-Stone, all divisions posted declines as reduced volume from Sears impacting the Evans Rule division and the significant decline in customer capital expenditures adversely affected the demand for Kinemetric’s products.  International sales increased $5.9 million or 5.9% from $100.7 million in fiscal 2009 to $106.6 million in fiscal 2010. Foreign currency exchange rate fluctuations represented a $4.1 million of the sales gain with a stronger Brazilian Real accounting for $5.2 million and a weaker Pound Sterling posing a $1.1 million decline.  Under the prior one month lag financial reporting policy, International sales declined $1.3 million or 1.3% from $100.7 million in fiscal 2009 to $99.4 million in fiscal 2010.  Under the new reporting policy, a strong performance in Brazil more than offset revenue declines in Scotland and China. The Company remains cautious the favorable sales trend will continue in fiscal 2011 and is closely monitoring demand from key distributors.

Gross Margin

Gross margin in North America increased $5.3 million or 26% from $20.1 million in fiscal 2009 to $25.4 million in fiscal 2010 and also improved as a percentage of sales from 19.5% in fiscal 2009 to 26.2% in fiscal 2010.  Cost reductions and reduced manufacturing hours implemented in February of 2009 coupled with increased volume, particularly in the second half, represented $1.0 million, while inventory reductions resulted in an additional net margin increase of $4.3 million, principally due to changes in the LIFO position.   Excluding a $2.0 million inventory obsolescence adjustment related to the Sears’ inventory (see Note 8), North American gross margins would have been $27.4 million or 28.2%.  International gross margins declined $3.8 million or 9.6% from $39.4 million in fiscal 2009 to $35.6 million in fiscal 2010 and deteriorated as a percentage of sales from 39.1% in fiscal 2009 to 33.4% in fiscal 2010. Higher fixed manufacturing overhead was the prime factor influencing the gross margin decline; however, foreign exchange represented a $1.5 million improvement in gross margin in U. S. dollars resulting in a $5.3 million erosion in constant dollars. Under the prior one month lag reporting policy, gross margins declined $5.9 million to 33.3% of sales in fiscal 2010 compared to fiscal 2009.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $1.6 million or 2.7% from $59.9 million in fiscal 2009 to $61.5 million in fiscal 2010.  Under the prior one month lag financial reporting policy, selling, general and administrative expenses declined $0.7 million or 1.2%.  On a twelve month basis, North American expenses increased $1.0 million or 3.2% as reduced salaries, travel and advertising costs were more than offset by higher pension expenses and the first year amortization of the new ERP system.  On a thirteen month basis, International expenses increased $0.6 million or 2.0%, however, on a comparable twelve month basis, expenses declined $1.7 million or 5.9%.   Higher salaries and benefits that were partially offset by lower management bonuses accounted for the majority of the $0.6 million thirteen month increase.

Operating Loss

The operating loss before goodwill impairment and reorganization costs increased $0.1 million from $0.4 million in fiscal 2009 to $0.5 million in fiscal 2010 as the increase in gross margins of $1.5 million was offset by a $1.6 million increase in selling, general and administrative expenses.

Significant Fourth Quarter Activity

As shown in Note 15, the Company recorded a $0.3 million profit in the fourth quarter of fiscal 2010.  Consolidated sales of $63.9 million were an increase of $25.1 million or 65% over fiscal 2009. North America and International contributed $6.0 and $19.0 million, respectively. Under the prior one month lag financial reporting policy, sales increased $17.7 million or 46%.  Operating income, excluding the Evans inventory and fixed asset and Kinemetric goodwill adjustments, improved to a $3.6 million profit compared to $2.9 million loss in fiscal 2009.  The Evans inventory and fixed assets adjustments are described in Note 8 and the Kinemetric goodwill adjustment is described in Note 5.

Income Taxes

The effective tax rate was (40.4)% for fiscal 2010.  The rate reflects a combined federal, state and foreign  adjustment for permanent book/tax differences, the most significant of which relate to the Brazilian audit settlement and the losses not benefitted in China and the Dominican Republic, as described in Note 10.

The effective rate for 2009 was 42%.  The change in the effective rate percentage from fiscal 2009 to fiscal 2010 reflects the impact of a lower loss compared to 2009 and higher permanent book/tax differences related to uncertain tax positions, the Brazilian audit settlement and the foreign losses not benefited which adjusted taxable income from ($0.7) million to $0.8 million.

There were no significant changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s other than for reversal relating to realization of NOL benefits for certain foreign subsidiaries.  The Company continues to believe that it is more likely than not that it will be able to utilize its tax operating loss carryforward assets of approximately $11.5 million reflected on the Balance Sheet.

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

Earnings (loss) before taxes (benefit)   The pre-tax loss for fiscal 2009 was $5.6 million, which includes $5.3 million impairment charge for goodwill, compared to pre-tax earnings of $16.9 million for fiscal 2008. This represents a decrease of pre-tax earnings of $22.4 million. This is comprised of a decrease in gross margin of $16.7 million and a decrease of $3.3 million in other income offset by a decrease in selling, general and administrative costs of $2.8 million. The decrease in gross margin is primarily attributable to the overall decline in sales from fiscal 2008 to fiscal 2009 ($10.5 million gross margin effect). The gross margin percentage decreased from 31.5% in fiscal 2008 to 29.2% in fiscal 2009. This was primarily driven by lower overhead absorption at certain domestic plants due to lower sales volumes ($4.5 million effect). Similarly, lower absorption at foreign plants due to lower sales volumes caused a $.2 million decline. This was compounded by certain material cost increases that could not be fully passed on to customers. LIFO liquidations in fiscal 2009 had an offsetting effect of $1.8 million. LIFO liquidations in fiscal 2008 were not considered material. Gross margins for fiscal 2010 could again be adversely impacted by lower absorption rates and material cost increases, which cannot be fully passed on to customers and by increased competitive pressures in various markets. As indicated above, selling, general and administrative costs decreased $2.8 million, although the percentage of sales increased from 25.9% in fiscal 2008 to 29.4% in fiscal 2009. The dollar decrease is a result of decreased sales commissions, profit sharing and bonuses ($1.9 million), decreases in marketing and advertising ($.4 million), a decrease in shipping costs ($.4 million), offset by increases in severance cost ($.7 million) and the bad debt provision ($0.3 million). The decrease in other income (expense) is comprised of a decrease in net interest income ($.7 million), decreased net exchange gains ($.4 million) and the gain on the sale of the Glendale, AZ facility ($1.7 million) in fiscal 2008. The Company currently includes the Evans North Charleston building and a building in Mount Airy, NC on the June 27, 2009 Balance Sheet as assets held for sale of $2.8 million. The Company expects to sell both buildings for a gain based on a recent appraisal.

In response to the downturn in sales volume, the Company has reduced spending on raw materials and indirect production costs. The Company has also cut salaries at certain locations by 10% and has reduced hourly labor costs through shortened work weeks, layoffs and attrition. These reductions are done with careful consideration so as not to compromise customer service levels or the retention of key employees. This is having an approximate $2.0 million impact per quarter on cost of sales and selling, general and administrative costs. In addition, layoffs instituted in April 2009 at certain domestic locations, are having an approximate $1.1 million impact per quarter on cost of sales and selling, general and administrative costs. Finally, a reduction in labor force in Brazil is expected to have a $0.2 million impact per quarter. This is in addition to temporary salary cuts in Brazil taking place over the next 6 months for a savings of $.4 million. Although the Company’s recent order activity is down compared to historical levels, this decline is spread relatively proportionately across most of our customers. The Company fully expects order activity to rebound once the supply chain de-stocking abates and excess inventory levels at the Company’s distributors are depleted. The Company does not anticipate any liquidity constraints given the adequacy of its working capital and its available credit line. See further discussion under Liquidity and Capital Resources.

FINANCIAL INSTRUMENT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.

As of June 26, 2010, the Company held $1.25 million in AAA-rated debt obligations for which there were current active quoted market prices.

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in a limited amount of hedging activity to minimize the impact of foreign currency fluctuations. Net foreign monetary assets are approximately $16 million as of June 26, 2010.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments. A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of approximately $1.3 million by an immaterial amount. See Note 12 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended in June ($000)
	2010	2009	2008
Cash provided by operations	$29,458	$659	$19,012
Cash provided by (used in) investing activities	(8,761)	5,469	(13,584)
Cash (used in) financing activities	(9,994)	(1,298)	(6,851)

The Company has a working capital ratio of 4.3 in fiscal 2010 and 4.4 in fiscal 2009.  Cash, investments, accounts receivable and inventory represent 92% and 88% of current assets in fiscal 2010 and fiscal 2009, respectively.  The Company had accounts receivable turnover of 6.7 in fiscal 2010 compared to 6.1 in fiscal 2009 and an inventory turnover ratio of 2.7 in fiscal 2010 compared to 2.4 in fiscal 2009.

Net cash increased $10.2 million as the Company adjusted to the economic environment by adjusting inventory to reduced sales, postponing capital expenditures and reducing debt.

Net cash provided by operations of $29.5 million was primarily the result of a $15.9 million inventory reduction program implemented in the third quarter of fiscal 2009 and $12.0 million of non-cash costs for depreciation, amortization and impairment.

The Company invested $9.3 million in fiscal 2010, principally in equipment and the new ERP system, which was partially offset by a $0.6 decrease in investments resulting in $8.8 million of net investments.

The Company reduced short–term debt by $7.5 million and distributed $2.0 million in dividends representing $9.5 million of the $10.0 million of financing activities.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and investments, the Company has maintained a $23.0 million line of credit, of which, $0.975 million is reserved for letters of credit and $1.7 was outstanding as of June 26, 2010.  The Company has a working capital ratio of 4.3 to one as of June 26, 2010 and 4.4 to one as of June 27, 2009.

On June 30, 2009, The L.S. Starrett Company (the “Company”) and certain subsidiaries of the Company subsidiaries (the “Subsidiaries”) entered into a Loan and Security Agreement (the “New Credit Facility”) with TD Bank, N.A., as lender.

The New Credit Facility replaced the Company’s previous Bank of America facility with a $23.0 million line of credit. On June 30, 2009, the Company utilized this line of credit to pay off the remaining balances on the Reducing Revolver and Line of Credit. The interest rate under the New Credit Facility is based upon a grid which uses the ratio of Funded Debt/EBITDA to determine the floating margin that will be added to one-month LIBOR. The initial rate is one-month LIBOR plus 1.75%.  The New Credit Facility matures on April 30, 2012.

The obligations under the New Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the New Credit Facility will become secured by the assets of the Company and the subsidiaries party to the New Credit Facility.

Availability under the New Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the New Credit Facility in excess of $23.0 million. In addition, the Company anticipates that it will not need to fully utilize the amounts available to the Company and its subsidiaries under the New Credit Facility.  As of August 31, 2010, the Company had borrowings of $2.6 million under the New Credit Facility.

The New Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the New Credit Facility, accrued interest and all other obligations. As of June 26, 2010, the Company was in compliance with the financial covenants required for testing at that time under the New Credit Facility; however, certain procedural covenants were not in compliance.  The bank has issued a waiver for the lapse in these procedural covenants, related to delays in providing accounts receivable and inventory reports impacted by the conversion to the new ERP system.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES and ESTIMATES

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

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when products are delivered, title and risk of loss has passed to the customer, no significant post delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.  Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

The allowance for doubtful accounts of $0.6 million and $0.7 million at the end of fiscal 2010 and 2009, respectively, is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, the Company may be required to increase the inventory reserve and, as a result, gross profit margin could be adversely affected.

The Company values property, plant and equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value.

The Company assesses the fair value of its goodwill generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. If the carrying amount of the goodwill is greater than the fair value, an impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

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

Pension and postretirement medical costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Actual results that differ from assumptions are accumulated and amortized over future periods. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (Note 11 to the Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$7.4	$0.7	$1.4	$1.4	$3.9
Long-term debt obligations	0.7	—	0.7	—	—
Capital lease obligations	1.6	0.9	0.3	0.3	0.1
Operating lease obligations	3.7	1.4	1.7	0.6	—
Purchase obligations	11.0	9.9	1.0	—	0.1
Investment in Supplier	1.3	1.2	0.1
Total	$25.7	$14.1	$5.2	$2.3	$4.1

It is assumed that post-retirement benefit obligations would continue on an annual basis from 2013 to 2016. Total future payments for other obligations cannot be reasonably estimated beyond year 5.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2010, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (“the Company”) as of June 26, 2010 and June 27, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2010.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 26, 2010 and June 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The L.S. Starrett Company’s internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our accompanying report dated September 20, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 20, 2010

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	June 26, 2010	June 27, 2009
ASSETS
Current assets:
Cash (Note 4)	$20,478	$10,248
Investments (Note 4)	1,250	1,791
Accounts receivable (less allowance for doubtful accounts of $607 and $678, respectively)	33,707	27,233
Inventories:
Raw materials and supplies	14,939	19,672
Goods in process and finished parts	16,794	20,265
Finished goods	14,423	20,289
Total inventories	46,156	60,226
Current deferred income tax asset (Note 10)	3,300	5,170
Prepaid expenses and other current assets	5,510	8,054
Total current assets	110,401	112,722

Property, plant and equipment, net (Note 7)	56,529	56,956
Property held for sale (Note 7)	2,699	2,771
Intangible assets, net (Note 5)	1,303	2,517
Goodwill (Note 5)	-	981
Other assets	280	275
Long-term taxes receivable (Note 10)	2,807	2,807
Long-term deferred income tax asset, net (Note 10)	26,115	15,212
Total assets	$200,134	$194,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities (Note 12)	$2,696	$10,136
Accounts payable and accrued expenses	17,740	10,369
Accrued salaries and wages	5,037	5,109
Total current liabilities	25,473	25,614
Long-term taxes payable (Note 10)	9,132	9,140
Deferred income taxes (Note 10)	2,436	-
Long-term debt (Note 12)	706	1,264
Postretirement benefit and pension liability (Note 11)	30,005	15,345
Total liabilities	67,752	51,363
Contingencies (Note 14)
Stockholders’ equity:
Class A common stock $1 par (20,000,000 shrs. auth.; 5,858,700 outstanding at June 26, 2010, 5,769,894 outstanding at June 27, 2009)	5,859	5,770
Class B common stock $1 par (10,000,000 shrs. auth.; 821,204 outstanding at June 26, 2010, 869,426 outstanding at June 27, 2009)	821	869
Additional paid-in capital	50,373	49,984
Retained earnings reinvested and employed in the business	122,724	127,707
Accumulated other comprehensive loss	(47,395)	(41,452)
Total stockholders’ equity	132,382	142,878
Total liabilities and stockholders’ equity	$200,134	$194,241

See notes to consolidated financial statements

 THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
For the three years ended June 26, 2010
 (in thousands of dollars except per share data)

	6/26/10	6/27/09	6/28/08
	(52 weeks)	(52 weeks)	(52 weeks)

Net sales	$203,662	$203,659	$242,371
Cost of goods sold	142,660	144,115	166,133
Gross margin	61,002	59,544	76,238
% of net sales	30.0%	29.2%	31.5%

Selling, general and administrative expenses	61,525	59,904	62,707
Goodwill impairment (Note 5)	1,091	5,260	—
Reorganization costs	616	—	—

Operating (loss)/income	(2,230)	(5,620)	13,531

Other income (expense)	105	67	3,340

(Loss) earnings before income taxes	(2,125)	(5,553)	16,871
Income tax expense/(benefit)	858	(2,333)	6,040

Net (loss) earnings	$(2,983)	$(3,220)	$10,831

Basic and diluted (loss) earnings per share	$(0.45)	$(0.49)	$1.64

Average outstanding shares used in per share calculations (in thousands):
Basic	6,667	6,622	6,596
Diluted	6,667	6,622	6,605

Dividends per share	$0.30	$0.48	$0.52

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
For the three years ended June 26, 2010
Consolidated Statements of Cash Flows
 (in thousands of dollars)

	6/26/10	6/27/09	6/28/08
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net (loss) income	$(2,983)	$(3,220)	$10,831
Noncash operating activities:
Gain from sale of real estate	-	-	(1,703)
Depreciation	10,035	8,649	9,535
Amortization	1,214	1,247	1,240
Impairment of fixed assets	747	52	95
Goodwill impairment	1,091	5,260	-
Net long-term tax payable	(215)	604	847
Deferred taxes	(3,795)	(6,145)	1,221
Unrealized transaction (gains)/ losses	(247)	1,077	(990)
Retirement benefits	2,669	(2,088)	(3,332)
Working capital changes:
Receivables	(6,883)	7,170	893
Inventories	15,903	(4,233)	(45)
Other current assets	2,979	(2,759)	(157)
Other current liabilities	7,951	(7,313)	478
Prepaid pension cost and other	992	2,358	99
Net cash provided by operating activities	29,458	659	19,012

Cash flows from investing activities:
Purchase of Kinemetric Engineering	(110)	(208)	(2,060)
Additions to plant and equipment	(9,266)	(9,443)	(8,924)
(Increase) decrease in investments	615	15,120	(5,016)
Proceeds from sale of real estate	-	-	2,416
Net cash provided by (used in) investing activities	(8,761)	5,469	(13,584)

Cash flows from financing activities:
Proceeds from short-term borrowings	14,040	29,518	5,007
Short-term debt repayments	(21,506)	(28,603)	(5,800)
Proceeds from long-term borrowings	129	1,188	-
Long-term debt repayments	(1,019)	(552)	(2,929)
Common stock issued	362	596	620
Treasury shares purchased	-	(263)	(317)
Dividends	(2,000)	(3,182)	(3,432)
Net cash used in financing activities	(9,994)	(1,298)	(6,851)
Effect of translation rate changes on cash	(473)	(1,097)	230
Net increase (decrease) in cash	10,230	3,733	(1,193)
Cash beginning of year	10,248	6,515	7,708
Cash end of year	$20,478	$10,248	$6,515

Supplemental cash flow information:
Interest received	$964	$1,037	$1,648
Interest paid	1,449	1,127	914
Taxes paid, net	1,402	3,663	3,546

See notes to consolidated financial statements

 THE L.S. STARRETT COMPANY
For the three years ended June 26, 2010
Consolidated Statements of Stockholders’ Equity

	Common Stock Out-standing ($1 Par)		Addi- tional Paid-in	Retained	Accumulated Other Com-
	Class A	Class B	Capital	Earnings	prehensive Loss	Total

Balance, June 30, 2007	$5,632	$963	$49,282	$127,023	$(5,786)	$177,114
Comprehensive income:
Net income				10,831		10,831
Unrealized net loss on investments and swap agreement					(281)	(281)
Minimum pension liability, net					(4,911)	(4,911)
Translation gain, net					7,415	7,415
Total comprehensive income						13,054
Tax adjustment for uncertain tax positions				(313)		(313)
Dividends ($0.52 per share)				(3,432)		(3,432)
Treasury shares:
Purchased	(20)	–	(297)			(317)
Issued	24	–	394			418
Issuance of stock under ESPP	–	15	234			249
Conversion	72	(72)				–
Balance, June 28, 2008	$5,708	$906	$49,613	$134,109	$(3,563)	$186,773

Comprehensive loss:
Net loss				(3,220)		(3,220)
Unrealized net gain on investments and swap agreement					339	339
Minimum pension liability, net					(23,804)	(23,804)
Translation loss, net					(14,424)	(14,424)
Total comprehensive loss						(41,109)
Dividends ($0.48 per share)				(3,182)		(3,182)
Treasury shares:
Purchased	(26)	–	(237)			(263)
Issued	44	–	480			524
Issuance of stock under ESPP	–	7	128			135
Conversion	44	(44)				–
Balance, June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive loss:
Net loss				(2,983)		(2,983)
Unrealized net gain on investment					2	2
Minimum pension liability, net					(8,192)	(8,192)
Translation gain, net					2,247	2,247
Total comprehensive loss						(8,926)
Dividends ($0.30 per share)				(2,000)		(2,000)
Treasury shares:
Purchased	–	–	–			–
Issued	38	–	302			340
Issuance of stock under ESPP	–	3	87			90
Conversion	51	(51)	–			-
Balance, June 26, 2010	$5,859	$821	$50,373	$122,724	$(47,395)	$132,382

Cumulative balanc					$(11,571)
Translation loss					(35,824)
Amount not recognized as a component of net periodic benefit cost					$(47,395)

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The L. S. Starrett Company (the “Company”) is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company’s fiscal year ends on the last Saturday in June.  Fiscal years 2010, 2009 and 2008 represent 52 week years. The fiscal years of the Company’s major foreign subsidiaries previously ended in May. Based upon technology improvements related to the Company’s new ERP system as well as management’s desire for a common financial reporting schedule, the Company eliminated the one month lag effective for fiscal 2010. The change in reporting for the international subsidiaries was not considered material to the Company’s results of operations, therefore prior periods have not been retrospectively restated.

Financial instruments and derivatives: The Company’s financial instruments consist primarily of cash, investments and receivables, current liabilities and long term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. The Company previously entered into an interest rate swap agreement to limit the amount of exposure resulting from increases in its variable LIBOR rate on its Bank of America $12 million Reducing Revolver. This was accounted for as an effective cash flow hedge under accounting for derivative instruments and hedging activities. The amount of (increase) decrease in other comprehensive income for fiscal 2010, 2009 and 2008 relating to the swap agreement was $0, ($106,174) and $55,767, respectively.  On June 30, 2009, the Company entered into a new Loan and Security Agreement with TD Bank, N.A. and paid off its Reducing Revolver with Bank of America.  The Company did not enter into any interest rate swap agreements in fiscal 2010. The Company’s U.K. subsidiary entered into various forward exchange contracts during fiscal 2007. The amount of contracts outstanding as of June 30, 2010 and May 31, 2009 (foreign subsidiary year-end) amounted to $11.8 million and $6.8 million (dollar equivalent), respectively. The values of these contracts do not differ materially from the corresponding payables.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The provision for bad debts amounted to $88,000, $451,000 and $461,000 in fiscal 2010, 2009 and 2008, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. For approximately 51% of all inventories, cost is determined on a last-in, first-out (LIFO) basis. For all other inventories, cost is determined on a first-in, first-out (FIFO) basis. LIFO inventories were $12.3 million and $17.8 million at the end of fiscal 2010 and 2009, respectively, such amounts being approximately $25.2 million and $33.7 million, respectively, less than if determined on a FIFO basis. The net amount of income  related to LIFO liquidations amounted to $8.5 million in fiscal 2010.  The net expense related to increases in the LIFO reserve amounted to $6.2 million in fiscal 2009. The Company has not adopted LIFO for its Tru-Stone and Kinemetric Engineering acquisitions and does not expect to adopt LIFO for any future acquisitions. The Company’s inventories turned 2.7 times and 2.4 times during fiscal 2010 and fiscal 2009, respectively.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in ASC 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be an operating lease. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 26, 2010 and June 27, 2009 were $4.3 million and $3.3 million, respectively, of construction in progress. Also included in machinery and equipment at June 26, 2010 and June 27, 2009 were $0.5 and $0.4, respectively, of capitalized interest cost. Repairs and maintenance of equipment are expensed as incurred.

Intangible assets and goodwill: Intangibles are recorded at cost and are amortized on a straight-line basis over a 5 year period. Patents are amortized over a 15 year basis. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company assesses the fair value of its goodwill using impairment tests, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value and market discount rates. In the event that the carrying value of goodwill exceeds the fair value of the goodwill, an impairment loss would be recorded for the amount of that excess.

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when title and risk of loss has passed to the customer, no significant post delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.   Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.0 million in fiscal 2010, $4.6 million in fiscal 2009 and $4.9 million in fiscal 2008.

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

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $64.7 million of undistributed earnings of foreign subsidiaries as of June 26, 2010 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Sales and use tax: Sales and use tax is recorded as incurred and represents a cost of certain purchased materials.

Research and development: Research and development costs were expensed as follows: $0.9 million in fiscal 2010, $1.6 million in fiscal 2009 and $2.4 million in fiscal 2008.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 12,687, 5,501, and 8,330 of potentially dilutive common shares in fiscal 2010, 2009 and 2008, respectively, resulting from shares issuable under its stock option plan. For fiscal years 2010, 2009 and 2008, these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expense items are translated at average rates or rates in effect on transaction dates as appropriate. The resulting differences of translating assets and liabilities due to changing exchange rates are charged or credited directly to the “Accumulated Other Comprehensive Loss” account included as part of stockholders’ equity.

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount, and return rates used to calculate pension obligations; normal expense accruals such as workers compensation and employee medical expenses. Amounts ultimately realized could differ from those estimates.

Related party transactions: The Company’s policy is to disclose all significant related party transactions. At this time, there are no reportable transactions.

Treasury stock: Treasury stock is accounted for using the par value method. The number of treasury shares held by the Company at June 26, 2010 and June 27, 2009 was 1,689,870 and 1,727,517 respectively.

Other: Accounts payable and accrued expenses at June 26, 2010 and June 27, 2009 consist primarily of accounts payable ($13.0 million and $3.7 million), accrued benefits ($1.2 million and $1.2 million) and accrued taxes other than income ($1.2 million and $2.1 million) and accrued expenses and other ($2.3 million and $3.4 million).

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

4. CASH AND INVESTMENTS

The investments at June 26, 2010 are AAA rated Puerto Rico debt obligations that have maturities less than one year but carry the benefit of possibly reducing repatriation taxes. These investments represent “core cash” and are part of the Company’s overall cash management and liquidity program and, are considered “available for sale.” The investments themselves are highly liquid, carry no early redemption penalties, and are not designated for acquiring non-current assets. On July 1, 2010, $1.25 million of these bonds were redeemed at face value. Cash and investments held in foreign locations amounted to $16.2 million and $8.4 million at June 26, 2010 and June 27, 2009, respectively. Of this amount, $6.9 million in U.S. dollar equivalents was held in British Pound Sterling and $6.5 million in U.S. dollar equivalents was held in Brazilian Real.

On October 1, 2008, the Company adopted ASC 820 “Fair Value Measurements”, which defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with ASC 820, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As of June 26, 2010 and June 27, 2009, the Company’s Level 1 financial assets were as follows (in thousands):
	Level 1
	6/26/2010	6/27/2009
International Bonds (Puerto Rican debt obligations)	1,250	1,791
	$1,250	$1,791

5. GOODWILL AND INTANGIBLES

The Company performed its annual goodwill impairment test for Kinemetric as of June 26, 2010.
During the second quarter 2010, the Company investigated if there was a triggering event that would cause the Company to revaluate impairment of goodwill and intangible assets as outlined in the accounting standard for goodwill and intangible assets.  The Company determined that there was a triggering event during the second quarter 2010 relating to the $1.1 million of goodwill on the acquisition of Kinemetric, which is the only reporting unit with goodwill.  The triggering event was the result of a decline in quarterly sales and the outlook for the markets served.  The Company performed the step one evaluation of the carrying value and tangible book value at Kinemetric using a discounted cash flow methodology, which resulted in an implied fair value of $2.4 million, which was greater than the carrying value of $1.5 million; therefore no impairment write-down was required. The Company also concluded that there was no impairment related to Kinemetric’s long lived tangible assets, based upon undiscounted cash flow projections.

Due to continued declines in Kinemetric’s results during the fourth quarter of fiscal year 2010, an impairment review was performed on its long-lived assets and its goodwill. Based on the undiscounted cash flow projections, the carrying value of the long lived assets is currently recoverable; accordingly, no impairment write-down was necessary. Projections of cash flow were generated for this asset group utilizing estimates from sales, operations, and finance to arrive at the projected cash flows.

To estimate the fair value of its Kinemetric reporting unit, the Company utilized an income approach. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

As the carrying value of Kinemetric exceeded its estimated fair value as of June 26, 2010, the Company performed the second step of the impairment analysis for Kinemetric. Step two of the impairment test requires the Company to fair value all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that goodwill in the Kinemetric reporting unit was fully impaired, resulting in a $1.1 million impairment recorded in the fourth quarter.  The impairment charge was primarily the result of continued sales declines and the decline in the forecasted cash flows expected by the Company.

The Company performed its annual goodwill impairment test for Tru-Stone as of June 28, 2008, which resulted in an implied fair value greater than its carrying value. As noted in the Company’s second quarter fiscal year 2009 Form 10-Q, a triggering event occurred during the second quarter relating to the $5.3 million of goodwill resulting from the acquisition of Tru-Stone. Based upon the Company’s analysis, it was determined that the implied fair value of the goodwill associated with Tru-Stone continued to be greater than its carrying value of $5.3 million.

Due to continued declines in Tru-Stone’s results during the third quarter of fiscal year 2009, an impairment review was performed on its long-lived assets and its goodwill. Based on the undiscounted cash flows projection, the carrying value of the long lived assets was recoverable; accordingly, no impairment write-down was necessary. Projections of cash flow were generated for this asset group utilizing estimates from sales, operations, and finance to arrive at the projected cash flows. A significant drop in sales growth rates could result in a future impairment charge.

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

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated (in thousands):

	As of June 26, 2010			As of June 27, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$0	-	$0	$981	-	$981

Other Intangible Assets	$6,276	$(4,973)	$1,303	$6,241	$(3,724)	$2,517

The estimated amortization of intangible assets is $1.1 million for fiscal 2011 and $0.2 million for fiscal 2012.

6. ACQUISITIONS & INVESTMENTS

On July 17, 2007, a wholly owned subsidiary of the Company entered into an asset purchase agreement with Kinemetric Engineering, LLC (Kinemetric Engineering), pursuant to which the Company purchased all of the assets of Kinemetric Engineering for $2.3 million in cash. The asset purchase was financed through existing cash and a draw on the Company’s existing line of credit. In connection with the asset purchase agreement, $0.3 million of the purchase price was placed into escrow to support the indemnification obligations of Kinemetric Engineering and its shareholders. Kinemetric Engineering specializes in precision video-based metrology, specialty motion devices, and custom engineered systems for measurement and inspection. This business unit also oversees the sales and support of the Company’s high quality line of Starrett Optical Projectors. At the time, total purchase price of $2.5 million was allocated to current assets ($0.6 million), fixed assets ($0.2 million), intangibles ($0.9 million) and goodwill ($0.8 million).

7. PROPERTY, PLANT AND EQUIPMENT

	As of June 26, 2010
	Cost	Accumulated Depreciation	Net
Land	$1,410	$—	$1,410
Buildings and building improvements	40,978	(20,777)	20,201
Machinery and equipment	135,084	(100,166)	34,918
Total	$177,472	$(120,943)	$56,529

	As of June 27, 2009
	Cost	Accumulated Depreciation	Net
Land	$1,384	$—	$1,384
Buildings and building improvements	39,550	(19,403)	20,147
Machinery and equipment	133,977	(98,552)	35,425
Total	$174,911	$(117,955)	$56,956

Property held for sale for fiscal 2010 represent the North Charleston, South Carolina building and a building in Mt. Airy, NC. Included in machinery and equipment are capital leases of $0.9 million as of June 26, 2010 and $2.0 million as of June 27, 2009 relating to the domestic and Brazilian operations (Note 12). The amortization relating to these leases was $0.7 million and $0.7 million for fiscal 2010 and 2009, respectively. This equipment primarily represents factory machinery in their main plant. Operating lease expense was $1.9 million, $1.6 million and $1.6 million in fiscal 2010, 2009 and 2008, respectively. Operating lease payments for the next 5 years are as follows:

Year	In millions
2011	$1.4
2012	1.0
2013	0.7
2014	0.5
2015	0.1
Thereafter	-

8. REORGANIZATIONS COSTS

In May of 2010, Sears informed the Company it would no longer be purchasing “Craftsman” brand measuring tapes from the Company’s Evans Rule subsidiary.  Evans Rule was the leading supplier of measuring tapes to Sears for over 30 years.  As a result of Sears’ decision, the Company incurred an inventory write-off of approximately $2.0 million, which is included in the Cost of Goods Sold on the Consolidated Statement of Operations.  In addition, the Company determined $0.6 million of long-lived equipment was impaired by comparing undiscounted cash flows to carrying value. This adjustment is reported as Reorganization costs on the Consolidated Statement of Operations.  Sears represented net sales of $4.5 million, $8.2 million, and $8.7 million in fiscal years 2010, 2009 and 2008, respectively.  Management also performed an impairment analysis of the remaining Evans Rule assets and determined no further impairment was necessary.

9. OTHER INCOME AND EXPENSE
Other income and expense consists of the following (in thousands):
	2010	2009	2008
Interest income	$334	$716	$1,443
Interest expense and commitment fees	(484)	(844)	(773)
Realized and unrealized translation gains (losses), net	(67)	383	815
Gain on sale of assets	—	—	1,703
Impairment of fixed assets	131	(52)	(95)
Other income (expense)	191	(136)	247
	$105	$67	$3,340

10. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	2010	2009	2008
Domestic operations	$(5,601)	$(15,462)	$3,433
Foreign operations	3,476	9,909	13,438
	$(2,125)	$(5,553)	$16,871

The amount of domestic taxable income (loss) (in thousands) for fiscal 2010, 2009 and 2008 amounted to $(7,193), $(14,709) and $5,879, respectively.

The provision (benefit) for income taxes consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$-	$442	$488
Foreign	3,699	3,293	4,170
State	30	77	161
Deferred
Federal	(256)	(5,421)	1,358
Foreign	(2,577)	(384)	(196)
State	(38)	(340)	59
	$858	$(2,333)	$6,040

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

	2010	2009	2008
Expected tax expense (benefit)	$(723)	$(1,880)	$5,736
Increase (decrease) from:
State taxes, net of federal benefit	(188)	(493)	208
Foreign taxes, net of federal credits	(418)	(316)	(270)
Change in valuation allowance	181	(308)	(138)
Return to provision and tax reserve adjustments (including Brazil tax settlement)	759	298	246
Foreign losses not benefited	1,042	295	—
Other permanent items	205	71	258
Actual tax expense (benefit)	$858	$(2,333)	$6,040

The Company’s Brazilian’ subsidiary, as well as the Brazilian subsidiaries of many other U.S. companies, based upon advice from outside legal counsel, disputed a method of taxation adopted by the Brazilian government in the early 1990s related to the treatment of inflation during that period. Prior legal opinion was that the Company would prevail on all but $0.5 million of the position; accordingly, the Company had $.5 million of reserves in long term income taxes payable for this position. During fiscal 2010, as a result of a favorable tax amnesty program offered by the Brazilian government, a decision was made to no longer pursue the claim as it was determined that the incentives of the amnesty program outweighed the costs and potential risk of continued litigation. As a result of participating in the program, the Company’s Brazilian’ subsidiary agreed to pay $2.1 million Brazilian Reals ($1.2 million U. S. dollars). The $1.2 million consists of interest ($0.9 million, $0.6 million tax affected) and income tax ($0.3 million), and was partially offset by the reversal of the related reserves of $0.5 million, resulting in a net impact of the provision of $0.4 million.

Foreign losses for the Company’s Suzhou and Dominican Republic subsidiaries have not been benefitted due to tax holidays available in those tax jurisdictions.

No valuation allowance has been recorded for the domestic federal NOL. The Company believes that forecasted future taxable income and certain tax planning opportunities eliminate the need for any valuation allowance.

Conversely, a valuation allowance was provided in fiscal 2006 on state NOL’s as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the state level.  This valuation allowance has remained through fiscal 2010.  Similarly, a valuation allowance has been provided on certain foreign NOL’s due to  the uncertainty of generating future taxable income. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOL’s and tax credits will be reevaluated periodically in the future as certain facts and assumptions change over time.

The long term-taxes payable on the balance sheet as of June 26, 2010 and June 27, 2009 relate primarily to reserves for transfer pricing issues.

Deferred income taxes at June 26, 2010 and June 27, 2009 are attributable to the following (in thousands):

	2010	2009
Deferred assets (current):
Inventories	$(1,816)	$(3,396)
Employee benefits (other than pension)	(276)	(525)
Book reserves	(1,208)	(1,249)
	$(3,300)	$(5,170)

Deferred assets (long-term):
Federal NOL, carried forward	$(9,820)	$(7,347)
State NOL, various carryforward periods	(962)	(865)
Foreign NOL, various carried forward periods	(914)	(752)
Foreign tax credit carryforward, expiring 2010-16	(1,194)	(1,194)
Pension benefit	(5,589)	(1,439)
Retiree medical benefits	(4,562)	(4,228)
Intangibles	(3,553)	(2,983)
Other	(1,389)	(558)
	$(27,983)	$(19,366)

Valuation reserve for state NOL, foreign NOL and foreign tax credits	$1,868	$1,687
Long-term deferred assets	$(26,115)	$(17,679)

Deferred liabilities (long-term):
Depreciation	2,436	2,467
	$2,436	$2,467
Net deferred tax assets	$(26,979)	$(20,382)

As of June 26, 2010 and June 27, 2009, the net long-term deferred tax asset and deferred tax liability respectively, on the balance sheet are as follows:

	2010	2009
Long-term liabilities	$2,436	$2,467
Long-term assets	(26,115)	(17,679)
	$(23,679)	$(15,212)

Foreign operations deferred assets (current) relate primarily to book reserves.

Foreign operations net deferred assets (long-term) relate primarily to foreign NOL and foreign tax credits carryforwards.

Amounts related to foreign operations included in the long-term portion of deferred liabilities relate primarily to depreciation.

The Company adopted ASC 740, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2008, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing ASC 740, the Company recognized a cumulative effect adjustment of $0.3 million to decrease the July 1, 2007 retained earnings balance and increase long-term tax payable. Also, in connection with this implementation the Company has reclassified $2.8 million of unrecognized tax benefits into a long-term taxes receivable representing the corollary effect of transfer pricing competent authority adjustments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at July 1, 2007	$6,964
Increases for tax positions taken during a prior period	1,558
Increases for tax positions taken during the current period	—
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—
Balance at June 28, 2008	$8,522
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	618
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—
Balance at June 27, 2009	$9,140
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	234
Effect of exchange rate changes	(242)
Decreases resulting from the expiration of the statute of limitations	—
Balance at June 26, 2010	$9,132

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

The Company is no longer subject to U.S. federal examination by the Internal Revenue Service for years prior to 2006.  As of June 26, 2010, the Company did not have any income tax audits in progress in the numerous states, local and international jurisdictions in which the Company operates. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, U.K., Germany, New Zealand, Dominican Republic and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004 (except for Brazil, which has 2006-2010 still open for examination).

The Company recognizes interest expense related to income tax matters in income tax expense. The Company has accrued $0.1 million of interest as of June 26, 2010. The amount did not change significantly during fiscal 2010 or fiscal 2009.

The federal NOL carryforward of $9.8 million expires in the years 2023, 2025, and 2026. The state NOL carryforwards of $1.0 million expire at various times over the next 5 years. The foreign tax credit carryforward of $1.2 million expires in the years 2010 through 2016.

No deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At June 26, 2010, the estimated amount of total unremitted earnings is $64.7 million. The Company has not disclosed the total amount of the unrecognized deferred taxes related to these earnings. Compiling the data necessary for such disclosure is not practical as it would involve an extensive study requiring the Company to go back many years to calculate the earnings and profits for a number of foreign subsidiaries.

11. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has several pension plans that cover all of its domestic and most of its nondomestic employees.  The nondomestic plan was closed to new entrants in fiscal 2009.  These pension plans include both defined benefit and defined contribution plans.  In addition, certain domestic employees participate in an Employee Stock Ownership Plan (ESOP). The Company makes periodic contributions to the ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the ESOP. Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost (benefit) of all such plans for fiscal 2010, 2009 and 2008, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $4.1 million, $(0.8) million and $(1.7) million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plan amounting to $0.5 million, $0.5 million and $0.6 million in fiscal 2010, 2009 and 2008, respectively.

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

The Company uses an expected long-term rate of return assumption of 8.0% for the domestic pension plan, and 6.5% for the nondomestic plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. The Company uses a discount rate assumption of 5.37% for the domestic plan and 5.4% for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans. The change from the prior year discount rate for the domestic plan reflects the overall decline in comparable market rates for the applicable measurement dates.

Historically, the Company’s U.S. qualified defined benefit pension plan has been appropriately funded, and remains reasonably so according to our latest estimates. The actuarial valuation was performed as of June 30, 2010 and the difference between this date and the Company’s fiscal year-end is not material. While the recent decline in plan assets may affect future funding requirements, there are no required minimum contributions before the end of fiscal 2011.

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

The Company’s overall investment strategy is to achieve a long-term rate of return of 8.0%, with a wide diversification of asset types.  The table below sets forth the actual asset allocation for the plan assets.

	2010	2009
Asset category:
Cash	2%	6%
Equities	48%	41%
Debt	47%	53%
Other	3%	0%
	100%	100%

The Company determines its investments strategies based upon the composition of the beneficiaries in its defined benefit plans and the relative time horizons that those beneficiaries receive payouts from the plans.

The Company engages independent investment firms to manage the pension portfolio.

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

Cash equivalents are held in money market funds.

The Company’s fixed income portfolio includes mutual funds that hold a combination of short-term, investment-grade fixed income securities and a diversified selection of investment-grade, fixed income securities, including corporate securities and U. S. government securities.

The Company invests in equity securities, which are diversified across a spectrum of value and growth in large, medium and small capitalization as appropriate to achieve the objective of a balanced portfolio and optimize the expected returns and volatility in the various asset classes.

The table below outlines the portfolio by valuation category as of June 30, 2010 (in thousands).

Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$2,462	$—	$—	$2,462	2%
Fixed Income	1,605	45,739	—	47,344	48%
Equities	25,722	20,840	—	46,562	47%
Other	—	2,499	—	2,499	3%
Total	$29,789	$69,078	$—	$98,867	100%

Domestic and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2010	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$96,167	$109,837	$120,849
Service cost	1,707	2,090	2,376
Interest cost	6,532	6,754	6,980
Participant contributions	231	244	300
Exchange rate changes	(2,740)	(7,306)	11
Benefits paid	(5,349)	(6,017)	(5,287)
Actuarial (gain) loss	21,426	(9,435)	(15,392)
Benefit obligation at end of year	$117,974	$96,167	$109,837

Weighted average assumptions benefit obligation (domestic)
Discount rate	5.37%	6.50%	6.75%
Rate of compensation increase	2.64%	2.64%	3.25%

Change in plan assets
Fair value of plan assets at beginning of year	$90,864	$140,829	$157,505
Actual return on plan assets	14,628	(38,015)	(12,368)
Employer contributions	483	511	622
Participant contributions	231	244	300
Benefits paid	(5,349)	(6,017)	(5,287)
Exchange rate changes	(1,990)	(6,688)	57
Fair value of plan assets at end of year	$98,867	$90,864	$140,829

	2010	2009	2008
Funded status at end of year
Funded status	$(19,107)	$(5,303)	$30,992
Unrecognized actuarial gain	N/A	N/A	N/A
Unrecognized transition asset	N/A	N/A	N/A
Unrecognized prior service cost	N/A	N/A	N/A
Net amount recognized	$(19,107)	$(5,303)	$30,992

Amounts recognized in statement of financial position
Noncurrent assets	$—	$—	$34,643
Current liability	(24)	(23)	(23)
Noncurrent liability	(19,083)	(5,280)	(3,628)
Net amount recognized in statement of financial position	$(19,107)	$(5,303)	$30,992

Weighted average assumptions – net periodic benefit cost (domestic)
Discount rate	6.50%	6.75%	6.20%
Rate of compensation increase	2.64%	3.25%	3.25%
Return on Plan Assets	8.00%	8.00%	8.00%
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income
Transition asset (obligation)	$—	$—	$—
Prior service credit (cost)	(834)	(1,217)	(1,684)
Accumulated gain (loss)	(57,654)	(47,080)	(8,836)
Amounts not yet recognized as a component of net periodic benefit cost	(58,488)	(48,297)	(10,520)
Accumulated contributions in excess of net periodic benefit cost	$39,381	$42,994	$41,512
Net amount recognized	$(19,107)	$(5,303)	$30,992
Components of net periodic (benefit) cost (Domestic and U. K.)
Service cost	$1,707	$2,090	$2,375
Interest cost	6,532	6,754	6,980
Expected return on plan assets	(7,229)	(10,204)	(11,789)
Amortization of prior service cost	381	414	446
Amortization of transitional (asset) or obligation	—	—	—
Recognized actuarial (gain) or loss	2,711	(15)	(7)
Net periodic (benefit) cost	4,102	$(961)	$(1,995)
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$—	$—	$—
Prior service cost	(249)	(383)	(443)
Net gain (loss)	(3,104)	(2,805)	11

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	117,974	96,167	41,040
Accumulated benefit obligation	113,511	94,351	40,897
Fair value of assets	98,867	90,864	37,389

Underfunded Plans (U.K.):	2010	2009	2008
Year-end information for plans with accumulated benefit obligations in excess of plan assets (U.K.)
Projected benefit obligation	$36,296	$27,753	$40,527
Accumulated benefit obligation	36,296	27,753	40,466
Fair value of plan assets	25,035	23,738	37,389
Weighted average assumptions-benefit obligations (U.K.)
Discount rate	5.40%	7.10%	6.30%
Rate of compensation increase	3.10%	3.70%	3.70%

Components of net periodic benefit cost (benefit)
Service cost	$278	$483	$557
Interest cost	2,014	2,085	2,235
Expected return on plan assets	(2,034)	(2,087)	(2,551)
Amortization of prior service cost	108	143	173
Amortization of transition asset	—	—	—
Recognized actuarial gain	—	—	—
Net periodic benefit cost	$366	$624	$414
Weighted average assumptions-net periodic benefit cost (U.K.)
Discount rate	7.10%	6.30%	5.60%
Expected long-term rate of return	6.50%	6.70%	7.20%
Rate of compensation increase	3.00%	3.70%	3.30%

Medical and Life Insurance Benefits-Retired Employees:	2010	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$10,817	$10,843	$12,025
Service cost	287	326	393
Interest cost	646	701	742
Benefits paid	(977)	(706)	(1,062)
Actuarial (gain) loss	830	(347)	(1,255)
Benefit obligation at end of year	$11,603	$10,817	$10,843

Weighted average assumptions – benefit obligations
Discount rate	5.37%	6.50%	6.75%
Rate of compensation increase	2.64%	2.64%	3.25%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	977	706	1,062
Benefits paid	(977)	(706)	(1,062)
Fair value of plan assets at end of year	$—	$—	$—

Amounts recognized in statement of financial position
Current post-retirement benefit liability	$(681)	$(752)	$(696)
Post-retirement benefit liability	(10,922)	(10,065)	(10,147)
Net amount recognized in statement of financial position	$(11,603)	$(10,817)	$(10,843)

Weighted average assumptions – net periodic benefit cost
Discount rate	6.50%	6.75%	6.75%
Rate of compensation increase	2.64%	3.25%	3.25%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Prior service credit (cost)	3,699	4,604	5,509
Accumulated gain (loss)	(1,511)	(682)	(1,027)
Amounts not yet recognized as a component of net periodic benefit cost	2,188	3,922	4,482

Net periodic benefit cost in excess of accumulated contributions	$(13,791)	$(14,739)	$(15,325)
Net amount recognized	$(11,603)	$(10,817)	$(10,843)

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year.
Prior service credit (cost)	$905	$905
Net gain (loss)	(28)	-
	$877	$905

Healthcare cost trend rate assumed for next year	7.66%	9.00%	10%
Rate to which the cost trend rate gradually declines	4.50%	5.00%	5%
Year that the rate reached the rate at which it is assumed to remain	2027	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2010	2009	2008
Effect on total of service and interest cost	$105	$106	$126
Effect on postretirement benefit obligation	1,079	950	1,001
	1% Decrease
	2010	2009	2008
Effect on total of service and interest cost	$(89)	$(90)	$(106)
Effect on postretirement benefit obligation	(923)	(816)	(858)

For fiscal 2011, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23 to the nonqualified domestic pension plan, $572 to the nondomestic pension plan, and $752 to the retiree medical and life insurance plan.

	2010	2009	2008
Components of net periodic benefit cost (benefit)
Service cost	$287	$326	$393
Interest cost	646	701	742
Amortization of prior service cost	(905)	(905)	(905)
Recognized actuarial gain	—	—	113
Net periodic benefit cost	$28	$122	$343

Future pension and other benefit payments are as follows:
Fiscal year	Pension	Other Benefits
2011	$5,588	$681
2012	5,733	690
2013	5,881	689
2014	6,042	705
2015	6,261	717
2016-2020	33,519	3,900

12. DEBT

Effective April 28, 2006, the Company entered into a credit facility agreement with Bank of America comprised of a $10 million revolving credit facility (Revolver), a $3 million sub-limit under the Revolver for the issuance of letters of credit, and a $12 million reducing revolving (Reducing Revolver) credit facility. The Revolver required a commitment fee of 0.25%. Interest rates on all the above facilities varied from LIBOR plus 1.25% to LIBOR plus 2.0% depending on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the credit facility.  The Reducing Revolver, which was to expire on April 28, 2009, was extended through June 30, 2009 under the same terms as described herein.

At year end, long-term debt consists of the following (in thousands):
	2010	2009
Capitalized lease obligations – domestic (payable in U.S. dollars)	$960	$1,077
Capitalized lease obligations payable in Brazilian currency, due 2010 to 2011, 6.3% to 23.7%	4	811
	964	1,888
Less current maturities	258	624
	$706	$1,264

On June 30, 2009, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “New Credit Facility”) with TD Bank, N.A.

The New Credit Facility replaced the Company’s previous Bank of America facility with a $23.0 million line of credit.  The interest rate under the New Credit Facility is based upon a grid which uses the ratio of Funded Debt/EBITDA to determine the floating margin that will be added to one-month LIBOR.  The current rate is one-month LIBOR plus 1.75%.  The New Credit Facility matures on April 30, 2012.

The obligations under the New Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the New Credit Facility will become secured by the assets of the Company and the Subsidiaries.

Availability under the New Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the New Credit Facility in excess of $23.0 million.  In addition, the Company anticipates that it will not need to fully utilize the amounts available to the Company and the Subsidiaries under the New Credit Facility.  As of June 26, 2010, the Company had borrowings of $1.7 million under this facility. A 0.25% commitment fee is charged on the unused portion of the line of credit.

The Company has three standby letters of credit totaling $0.98 million which reduce the $23 million available line of credit to $22.02 million.

The New Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default.  Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the New Credit Facility, accrued interest and all other obligations. As of June 26, 2010, the Company was in compliance with all financial covenants, however, certain procedural covenants were not in compliance.  The bank has issued a waiver for the lapse in these procedural covenants.

13. COMMON STOCK

Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. As of June 26, 2010 and June 27, 2009, the Company held 1,689,870 and 1,727,517, respectively, of treasury shares.

Under the Company’s employee stock purchase plans (ESPP), the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. No options were exercisable at fiscal year ends. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 30, 2007	41,090	13.24	704,008
Options granted ($15.98 and $19.64)	25,415	17.83	(25,415)
Options exercised ($15.60 and $11.69)	(15,520)	13.52
Options canceled	(16,746)	—	16,746
Balance, June 28, 2008	34,239	15.74	695,339
Options granted ($14.17 and $7.51)	76,519	9.86	(76,519)
Options exercised ($13.26 and $6.55)	(7,010)	11.08
Options canceled	(42,401)	—	42,401
Balance, June 27, 2009	61,347	11.83	661,221
Options granted ($8.73)	24,330	8.73	(24,330)
Options exercised ($7.81 and $7.95)	(2,937)	7.88
Options canceled	(21,656)	—	21,656
Balance, June 26, 2010	61,084	9.56	658,547

The following information relates to outstanding options as of June 26, 2010:

Weighted average remaining life	1.0 year
Weighted average fair value on grant date of options granted in:
2008	6.04
2009	4.74
2010	4.59

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 72.7 – 79.9%, interest – 1.0 – 2.0%, and expected lives - 2 Years. Compensation expense of $66,800, $64,300 and $47,800 has been recorded for fiscal 2010, 2009 and 2008, respectively. It is not anticipated that future compensation expense related to ASC 718 will vary materially from this amount under the current employee stock purchase plan.

 14. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

15. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 26, 2010. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The Company has (and is managed through) nine manufacturing plants or reporting units, which are in Scotland, Brazil, Athol, MA, Cleveland, OH, Mt. Airy, NC, China, Waite Park, MN, Laguna Hills, CA, and the Dominican Republic. Internal operating statements used by the chief operating decision maker (the CEO) are prepared on the basis of the operating results of each of these units, and the Company believes these reporting units meet the aggregation criteria as stated in ASC 280.

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

Other reporting unit similarities include:
a.
All the Company’s units produce tools and related products used primarily by the metal-working and construction trades.  These include rules and tape measures, levels, dial indicators, band saw and hole saw blades, gage blocks, ground flat stock, granite surface plates, micrometers and calipers, etc.  All the Company’s products are included in a single catalog regardless of where manufactured.

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

The Company’s operations are primarily in North America, Brazil and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2010	2009	2008
Sales
United States	$101,305	$104,410	124,427
North America (other than U.S.)	10,134	10,034	13,028
United Kingdom	23,616	28,135	37,674
Brazil	77,955	71,666	73,118
Eliminations and other	(9,348)	(10,586)	(5,876)
Total	$203,662	$203,659	$242,371

Long-lived Assets
United States	$69,264	$59,148	$87,224
North America (other than U.S.)	651	648	516
United Kingdom	3,580	4,316	4,495
Brazil	14,213	15,191	16,975
Other and eliminations	2,025	2,215	2,439
Total	$89,733	$81,518	$111,649

QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings (loss) Before Income Taxes	Net Earnings	Basic (loss) Earnings Per Share
Sep. 2008	$67,985	$21,193	$4,230	$2,623	$0.40
Dec. 2008	54,081	16,315	1,642	1,135	0.17
Mar. 2009	42,764	11,136	(7,515)	(4,750)	(0.72)
Jun. 2009	38,829	10,900	(3,910)	(2,228)	(0.34)
	$203,659	$59,544	$(5,553)	$(3,220)	$(0.49)
Sep. 2009	$40,573	$10,032	$(4,709)	$(3,131)	$(0.47)
Dec. 2009	50,535	15,901	1,288	(312)	(0.05)
Mar. 2010	48,643	15,533	1,041	179	0.03
Jun. 2010	63,911	19,536	255	281	0.04
	$203,662	$61,002	$(2,125)	$(2,983)	$(0.45)

The Company’s Class A common stock is traded on the New York Stock Exchange.

16. SUBSEQUENT EVENTS

The Company evaluated June 26, 2010 financial statements for subsequent events through September 20, 2010, the date of the financial statements were available to be issued and noted no material events.

The Company received an offer of $3.45 million for the North Charleston building in June 2010.  A Purchase and Sale agreement was signed June 28, 2010.  The Purchase and Sale Agreement specified a 45 day due diligence and a subsequent 30 closing schedule.  The due diligence period has been extended by the parties as the process is ongoing.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2010 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is defined as a process designed by or under the supervision of, the issuer’s principal executive and principal financial officers or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 26, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our internal assessment, we consider the following identified control deficiencies to aggregate to two material weaknesses related to financial reporting resources and related to certain controls that were not in place at June 26, 2010 in the new North American ERP system and have concluded that we have not maintained effective internal control over financial reporting as of June 26, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

The complexity of accounting regulations and Sarbanes Oxley internal controls requirements have strained a limited corporate accounting staff.  The Company plans to review its current organization and technical skills and identify specific gaps.  Once this process is complete, we plan the following remediation steps:  1) hiring and/or re-alignment of the appropriate financial reporting, internal control and tax resources; and, 2) development of a training program to enhance the skill set of current and new financial reporting staff at both Corporate and our subsidiaries.

Timely completion of the financial close and reporting process continues to be a challenge. The Company embarked on an aggressive rollout of a new North American ERP system (Oracle R12) and the elimination of the one month lag for the international subsidiary financial reporting during fiscal 2010. These two initiatives contributed to the difficulties experienced during this year’s financial close. Significant design and operating issues delayed the Oracle implementation 60 days which added unexpected complexities and hampered company operations and financial reporting.  Additionally, as of June 26, 2010, certain general controls in the new ERP system were not yet in place given the timing of the Oracle implementation.

Although the implementation of Oracle R12 in the fourth quarter of fiscal 2010 resulted in a material weakness, we believe the new system will be an effective worldwide financial reporting tool in the future.  We plan to enhance our financial reporting in fiscal 2011 to include:  1) the development of a uniform reporting system and communications protocol for all divisions and subsidiaries; 2) the replacement of manual control procedures with system-based controls, and; 3) better financial review and analysis with the reduction in the monthly, quarterly and annual closing cycle.

Management believes that the efforts described above, when fully implemented, will be effective in remediation of the material weaknesses.  Furthermore Management expects that the new ERP system will facilitate uniform financial reporting and analyses for corporate and subsidiary financial personnel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The L.S. Starrett Company

We have audited The L.S. Starrett Company and subsidiaries’ (the “Company”) internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. The following material weaknesses have been identified and included in Management’s Report: a weakness related to financial reporting resources and a weakness related to certain controls that were not in place at June 26, 2010 in the new North American ERP system.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 26, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the auditing standards generally accepted in the United States of America as established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 26, 2010 and June 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 26, 2010.  The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2010 financial statements, and this report does not affect our report dated September 20, 2010 which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plans with respect to the material weaknesses included in Management’s Report.

/s/ Grant Thornton LLP
Boston, Massachusetts
September 20, 2010

Item 9B - Other Information
None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance Directors
The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 2010 (the “2010 Proxy Statement”), which will be mailed to stockholders on or about September 20, 2010. The information in that portion of the 2010 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	58	2001	President and CEO and Director
Francis J. O’Brien	63	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	57	2000	Vice President Sales
Stephen F. Walsh	64	2001	Senior Vice President Operations and Director

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001.

Francis J. O’Brien was previously Chief Financial Officer at Delta Education, LLC, an elementary school education company, from 2005 to 2009.  Prior to Delta Education, he was Chief Financial Officer at StockerYale Corporation, a publicly traded technology company, from 2001 to 2004 and Director of Finance and Business Development at Analogic Corporation, a publicly traded manufacturer of medical and security systems, from 1998 to 2000.  Mr. O’Brien served as Corporate Vice President of Finance & Administration for Addison Wesley, a global education company, from 1982 to 1997 and as Senior Manager at Coopers & Lybrand, an international public accounting firm, from 1976 to 1982.
Mr. O’Brien holds a BA from the University of Massachusetts and an MBA from Suffolk University and is a Certified Public Accountant.

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

Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2010 Proxy Statement, and is hereby incorporated by reference.

On July 15, 2010, the Company entered into a Change of Control Agreement with Francis J. O’Brien.  The terms of Mr. O’Brien’s Agreement are identical to those contained in the Change of Control Agreement between the Company and Stephen F. Walsh dated as of January 16, 2009, a form of which is incorporated by reference as Exhibit 10n to this Form 10-K.   Such terms are described in the Company’s Form 10-Q filed for the quarter ended December 27, 2008 and are incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2007 Employees’ Stock Purchase Plan (“2007 Plan”) as of June 26, 2010. The 2007 Plan was approved by stockholders at the Company’s 2007 annual meeting and shares of Class A or Class B common stock may be issued under the 2007 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	61,084	9.56	658,547
Equity compensation plans not approved by security holders	—	—	—
Total	61,084	9.56	658,547

(b)      Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2010 Proxy Statement, and is hereby incorporated by reference.

(c)      Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2010 Proxy Statement. These portions of the 2009 Proxy Statement are hereby incorporated by reference.

(d)      The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s 2010 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2010 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules
(a)  1.      Financial statements filed in Item 8 of this annual report:

                Consolidated Balance Sheets at June 26, 2010 and June 27, 2009

                Consolidated Statements of Operations for each of the three years in the period ended June 26, 2010.

                Consolidated Statements of Cash Flows for each of the three years in the period ended June 26, 2010.

                Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 26, 2010.

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

(b)      See Exhibit Index below.

(c)      Not applicable.

Schedule II
The L.S. Starrett Company
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs (1)	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 26, 2010	$678	$88	$21	$(180)	$607
Year Ended June 27, 2009	701	451	(21)	(453)	678
Year Ended June 28, 2008	1,623	461	18	(1,401)	701

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

10i*
Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, filed with Form 8-K dated July 2, 2009 is hereby incorporated by reference.

10j*	2007 Employees’ Stock Purchase Plan filed with the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

10k*	Cash Bonus Plan for Executive Officers of the Company, filed with Form 10-K for the year ended June 28, 2008, is hereby incorporated by reference.

10l*	Cash Bonus Plan for Anthony M. Aspin, filed with Form 10-K for the year ended June 28, 2008, is hereby incorporated by reference.

10m*	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10n*
Form of Change in Control Agreement, executed separately by the Company and each of Stephen F. Walsh and Francis J. O’Brien on January 16, 2009 and July 15, 2010, respectively, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10o
Form of Non-Compete Agreement, dated as of January 16, 2009, executed separately by the Company and each of  Francis J. O’Brien, Douglas A Starrett and Stephen F. Walsh on July 15, 2010, January 16, 2009 and January 16, 2009, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

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

THE L.S. STARRETT COMPANY (Registrant)

By: /s/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer
Date: September 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, September 20, 2010	Salvador de Camargo, Jr., September 20, 2010
President and CEO and Director	President Starrett Industria e Comercio, Ltda, Brazil

/S/RALPH G. LAWRENCE	/S/TERRY A. PIPER
Ralph G. Lawrence, September 20, 2010	Terry A. Piper, September 20, 2010
Director	Director

/S/RICHARD B. KENNEDY	/S/ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, September 20, 2010	Robert L. Montgomery, Jr., September 20, 2010
Director	Director

/S/ROBERT J. SIMKEVICH	/S/STEPHEN F. WALSH
Robert J. Simkevich, September 20, 2010	Stephen F Walsh September 20, 2010
Corporate Controller	Senior Vice President Operations and Director