Form 10-Q
period 2010-09-25
STARRETT L S CO
filed 2010-11-04
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

978-249-3551
Registrant's telephone number, including area code

Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check One):

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Common Shares outstanding as of October 29, 2010	6,691,830

Class A Common Shares	5,880,655

Class B Common Shares	811,175

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Condensed Consolidated Unaudited Financial Statements:

Item 1. Financial Statements

Consolidated Balance Sheets- September 25, 2010 (unaudited) and June 26, 2010	3

Consolidated Statements of Operations- Thirteen weeks ended September 25, 2010 and September 26, 2009 (unaudited)	4

Consolidated Statements of Cash Flows- Thirteen weeks ended September 25, 2010 and September 26, 2009 (unaudited)	5

Consolidated Statements of Stockholders' Equity - Thirteen weeks ended September 25, 2010 and September 26, 2009 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. Other information:	15-18

Item 1A. Risk Factors	14-15

Item 5. Other Information	15-18

Item 6. Exhibits	18

SIGNATURES	18

Part I. Financial Information
Item 1. Condensed Consolidated Unaudited Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	Sept. 25, 2010 (unaudited)	June 26, 2010
ASSETS
Current assets:
Cash	$22,963	$20,478
Investments	-	1,250
Accounts receivable (less allowance for doubtful accounts of $717and $607, respectively)	40,305	33,707
Inventory	47,935	46,156
Current deferred income tax asset	3,366	3,300
Prepaid expenses, taxes and other current assets	5,458	5,510
Total current assets	120,027	110,401

Property, plant and equipment, at cost (less accumulated depreciation of $125,286 and $120,943, respectively)	56,208	56,529
Property held for sale	2,699	2,699
Intangible assets (less accumulated amortization of $5,285 and $4,973, respectively)	991	1,303
Other assets	626	280
Long-term taxes receivable	2,807	2,807
Long-term deferred income tax asset	26,068	26,115
Total assets	$209, 426	$200,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$3,525	$2,696
Accounts payable and accrued expenses	20,111	17,740
Accrued salaries and wages	5,121	5,037
Total current liabilities	28,757	25,473

Long-term taxes payable	9,249	9,132
Deferred income taxes	2,366	2,436
Long-term debt	642	706
Postretirement benefit liability	31,285	30,005
Total liabilities	72,299	67,752

Stockholders' equity:
Class A Common $1 par (20,000,000 shares authorized; 5,876,514 outstanding on 9/25/10 and 5,769,894 outstanding on 6/26/10	5,877	5,859
Class B Common $1 par (10,000,000 shares authorized; 811,175 outstanding on 9/25/10 and 821,204 outstanding on 6/26/10)	811	821
Additional paid-in capital	50,456	50,373
Retained earnings reinvested and employed in the business	123,146	122,724
Accumulated other comprehensive loss	(43,163)	(47,395)
Total stockholders' equity	137,127	132,382
Total liabilities and stockholders’ equity	$209,426	$200,134

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended
	9/25/2010	9/26/2009

Net sales	$57,539	$40,573

Cost of goods sold	38,867	30,541

Gross margin	18,672	10,032
% of net sales	32.5%	24.7%

Selling and general expense	17,387	14,353

Operating income (loss)	1,285	(4,321)

Other income (expense)	183	(388)

Earnings (loss) before income taxes	1,468	(4,709)

Income tax expense (benefit)	645	(1,578)

Net earnings(loss)	$823	$(3,131)

Basic and diluted earnings (loss) per share	$0.12	$(0.47)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,684	6,651
Diluted	6,699	6,651

Dividends per share	$0.06	$0.12

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	13 Weeks Ended
	9/25/2010	9/26/2009

Cash flows from operating activities:
Net earnings (loss)	$823	$(3,131)
Non-cash items included:
Depreciation	2,429	2,253
Amortization	312	313
Net long-term tax payable	60	2
Deferred taxes	146	59
Unrealized transaction (gains)	(88)	(79)
Retirement benefits	432	971
Working capital changes
Receivables	(4,700)	(39)
Inventories	(288)	5,355
Other current assets	194	186
Other current liabilities	1,667	(1,343)
Prepaid pension cost and other	(104)	(138)

Net cash provided by operating activities	883	4,409

Cash flows from investing activities:
Additions to plant and equipment	(1,035)	(2,783)
Proceeds from investments	1,250	615
Net cash provided (used in) by investing activities	215	(2,168)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,484	11,887
Short-term debt repayments	(678)	(14,887)
Proceeds from long-term borrowings	-	129
Long-term debt repayments	(67)	(171)
Proceeds from common stock issued	73	162
Dividends paid	(401)	(799)
Net cash (used in) provided by financing activities	411	(3,679)

Effect of exchange rate changes on cash	976	121

Net increase in cash	2,485	(1,317)
Cash, beginning of period	20,478	10,248
Cash, end of period	$22,963	$8,931

See Notes to Unaudited Consolidated Financial Statements

 THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended September 25, 2010 and September 26 2009
(in thousands of dollars except per share data)(unaudited)

	Common Stock Outstanding ($1 Par)		Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com-prehensive Loss	Total
	Class A	Class B
Balance June 27,2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive income (loss):
Net loss				(3,131)		(3,131)
Unrealized net gain on investments					9	9
Translation gain, net					2,491	2,491
Total comprehensive loss						(631)
Dividends ($0.12 per share)				(799)		(799)
Treasury shares:
Purchased
Issued	20		142			162
Issuance of stock under ESPP			15			15
Conversion	7	(7)				–

Balance September 26, 2009	$5,797	$862	$50,141	$123,777	$(38,352)	$141,625

Balance June 26, 2010	$5,859	$821	$50,373	$122,724	$(47,395)	$132,382
Comprehensive income (loss):
Net earnings				823		823
Unrealized net gain on investments
Minimum pension liability					39	39
Translation gain, net					4,193	4,193
Total comprehensive income						5,055
Dividends ($0.06 per share)				(401)		(401)
Treasury shares:
Issued	8		65			73
Issuance of stock under ESPP			18			18
Conversion	10	(10)				-

Balance September 25, 2010	$5,877	$811	$50,456	$123,146	$(43,163)	$137,127

Cumulative Balance:
Translation loss					(7,379)
Unrealized gain on investments
Amounts not recognized as a component of net periodic benefit cost					(35,784)
					$(43,163)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements

Note 1:                      Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 25, 2010 and June 26, 2010; the results of operations for the thirteen weeks ended September 25, 2010 and September 26, 2009, the cash flows for the thirteen weeks ended September 25, 2010 and September 26, 2009; and changes in stockholders' equity for the thirteen weeks ended September 25, 2010 and September 26, 2009.

The Company follows the same accounting policies in the preparation of interim statements as described in the Company's Annual Report filed on Form 10-K for the year ended June 26, 2010, and these financial statements should be read in conjunction with said Annual Report on Form 10-K.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  The second footnote to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2010 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

As of September 25, 2010 and June 26, 2010, the Company’s Level 1 financial assets were as follows (in thousands):
	Level 1
	9/25/2010	6/26/2010
International Bonds (Puerto Rican debt obligations)	-	$1,250
	-	$1,250

As of September 25, 2010 and June 26, 2010, the Company did not have any level 2 or 3 assets.

Note 3:                      Inventory

	Sept. 25, 2010	June 26, 2010
Raw Material & Supplies	$28,832	$27,251
Goods in Process and Finished Parts	20,142	19,136
Finished Goods	23,868	24,960
	72,842	71,347
LIFO Reserve	(24,907)	(25,191)
Net Inventory	$47,935	$46,156

Approximately 51% of all inventory is valued on the LIFO method.  LIFO liquidations increased gross margin $0.3 million in the first quarter of fiscal 2011 compared to a gross margin decrease of $0.4 million related to an increase in the LIFO reserve in the first quarter of 2010.

Note 4:                      Pension and Post Retirement Benefits

Net periodic benefit costs  for the Company's defined benefit pension plans consist of the following (in thousands):

	Thirteen Weeks Ended September
	2010	2009

Service cost	$573	$487
Interest cost	1,611	1,580
Expected return on plan assets	(1,861)	(1,789)
Amortization of prior service cost	157	96
Amortization of unrecognized loss	680	702
	$1,160	$1,076

Net periodic benefit costs for the Company's postretirement medical plan consists of the following (in thousands):

	Thirteen Weeks Ended September
	2010	2009

Service cost	$92	$85
Interest cost	151	169
Amortization of prior service benefit	(226)	(226)
Amortization of unrecognized loss	7	-
	$24	$28

Note 5:                      Notes payable and current maturities

Notes payable and current maturities are comprised of the following (in thousands):

	Sept. 25, 2010	June 26, 2010

Loan and Security Agreement	$3,100	$1,700
Short-term foreign credit facility	170	730
Other	255	266
	$3,525	$2,696

Note 6:                      Income Tax

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. As of September 25, 2010, the Company did not have any income tax audits in progress in the numerous states, local and international jurisdictions in which the Company operates. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, U.K., Germany, New Zealand, Dominican Republic and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004.

The Company has identified no new uncertain tax positions during the thirteen week period ending September 25, 2010 for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company’s effective tax rate of 44% during the first quarter of fiscal 2011 differs from the U.S. statutory rate of 34% primarily due to state and foreign taxes.  The foreign taxes include a deferred tax expense of $0.1 million to adjust the net deferred tax assets in the United Kingdom for the effect of an enacted rate reduction in the United Kingdom during the first quarter of fiscal 2011.  The effect of this rate change on the current provision was not significant.

No valuation allowance has been recorded for the domestic federal net operating losses (NOL) as the Company continues to believe that based on forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize its tax operating loss carry forward assets.

Note 7: Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

o	Cash and short term investments
The carrying amount approximates fair value because of the short maturity of those investments

o	Long term investments
The fair value of some investments are estimated on quoted market prices for those or similar investments.

o	Short and long term debt

The fair value of the Company’s long term debt is estimated on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair value of the Company’s financial instruments is as follows in thousands (000):

	September 25, 2010		June 26, 2010
Short-term Debt	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$22,963	$22,963	$20,478	$20,478
Short term debt	3,525	3,525	2,696	2,696
Investments	-	-	1,250	1,250
Long term debt	642	642	706	706

Note 8:              Subsequent Events

The Company has evaluated events occurring subsequent to September 25, 2010 through the date of issuance of the financial statements and determined there were no material subsequent events to be disclosed.  On October 20, 2010, the Board of Directors approved a renewal of the Shareholder Rights Plan, which is described in Item 5 of this Form 10Q.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED September 25, 2010 and September 26, 2009

Overview

The first quarter of fiscal 2011 continued the favorable sales growth experienced in the second half of fiscal 2010 and increased significantly from the recession levels of the first quarter of fiscal 2010.  Net sales increased $16.9 million or 42% from $40.5 million in fiscal 2010 to $57.5 million in fiscal 2011.  Operating income improved $5.6 million as a gross margin improvement of $8.6 million more than offset an increase in selling and general expenses of $3.0 million.  Net income was $0.8 million or $0.12 per share compared to a net loss of $3.1 million or $0.47 per share.

Net Sales

Net sales in North America increased $7.4 million or 35% from $21.0 million to $28.4 million.  All divisions achieved higher sales levels, with particularly strong gains in precision tools and custom granite solutions.  International sales increased $9.5 million or 48% from $19.6 million to $29.1 million with Brazil and Scotland registering strong sales improvement.  Exchange rate fluctuation represented $1.1 million or 11% of the International revenue gains.

Gross Margin

Gross margins improved $8.6 million with volume and margin improvement representing $4.2 and $4.4 million, respectively.  North American gross margins increased $4.8 million with increased volume accounting for $1.2 million and improved efficiency representing $3.6 million. Improved plant utilization was the key factor for the margin improvement as selling prices remained constant compared to the same quarter of the prior year.  International gross margins increased $3.8 million with volume representing $3.0 million and margin improvement and exchange rates each accounting for $0.4 million.  Consolidated gross margins increased 7.8 % from 24.7% in fiscal 2010 to 32.5% in fiscal 2011, with North America and International posting margins of 29% and 36%, respectively.

Selling & General Expenses

Selling and General expenses increased $3.0 million or 21%.  North American expenses increased $1.2 million principally due to amortization of the development expenses related to our recently installed ERP system, restoration of a 10% salary reduction for management and return to full time hours from reduced hours for staff personnel.  International expenses increased $1.8 million or 29%.  International expenses increased primarily due to a recovery to normal staffing levels, sales commissions and legal fees.  A weaker U.S. dollar increased international expenses $0.3 million.  Excluding the impact of exchange rates, international expenses increased $1.5 million or 24%.

Earnings Before Taxes

Earnings before taxes increased $6.2 million from a fiscal 2010 loss of $4.7 million to a fiscal 2011 profit of $1.5 million. As outlined above, the significantly improved performance is due to the comparative economic recovery in fiscal 2011 versus the recession in the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Thirteen Weeks
	9/25/2010	9/26/2009

Cash provided by operations	$883	$4,409
Cash (used in) provided from investing activities	215	(2,168)
Cash (used in) provided from financing activities	411	(3,679)
Effect of exchange rate changes on cash	976	121

Net increase (decrease) in cash	$2,485	$(1,317)

Net cash increased $2.5 million due to improved profitability, proceeds from investments and short-term borrowings.  Compared to fiscal 2010, the favorable $3.8 million swing was primarily due to reduced net debt repayments.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. In addition to its cash, the Company maintains a $23 million Loan and Security Agreement, of which, $3.1 million was outstanding as of September 25, 2010.  This Loan and Security Agreement matures as of April 30, 2012.  The Loan and Security Agreement was modified in the second quarter of fiscal 2010 and the modification amended certain financial covenants. As of September 25, 2010, the Company was in compliance with all financial covenants, however, certain procedural covenants were not in compliance.  The bank has issued a waiver for the lapse in these procedural covenants.  The effective interest rate on the Loan and Security Agreement through September 25, 2010 was 2.4%.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

Item 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 25, 2010, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management has begun a plan to remediate the material weaknesses that existed as of June 26, 2010, and noted in Item 9A of the Company’s 2010 Annual Report on Form 10-K filed on September 21, 2010.  The plan includes recruiting additional financial resources and correcting the reporting and control problems associated with the fourth quarter fiscal 2010 ERP implementation.

PART II. OTHER INFORMATION

Item 1A.                      Risk Factors

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 26, 2010. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 26, 2010.

Item 5. Other Information.

Directors’ Vote at Annual Meeting
Voting Results of 2010 Annual Stockholder Meeting

The 2010 Annual Stockholder Meeting of the Company was held on October 20, 2010.  The Company’s stockholders voted on the election of Richard B. Kennedy and Terry A. Piper as Class III Directors of the Company, each to hold office for a term of three years and until his successor is chosen and qualified.  At the meeting, Mr. Kennedy and Mr. Piper were each elected as Class III Directors for a term of three years ending at the 2013 Annual Stockholder Meeting.

Stockholders of record at the close of business on August 27, 2010 were entitled to vote at the meeting. On that date, the Company had outstanding and entitled to vote 5,859,530 shares of Class A Common Stock (the “Class A Stock”) and 825,080 shares of Class B Common Stock (the “Class B Stock”). Each outstanding share of Class A Stock entitles the record holder thereof to one vote and each outstanding share of Class B Stock entitles the record holder thereof to ten votes. The holders of Class A Stock are entitled to elect 25% of the Company’s directors to be elected at each meeting and such holders voting together with the holders of Class B Stock as a single class are entitled to elect the remaining directors to be elected at the meeting. Except for the foregoing and except as provided by law, all actions submitted to a vote of stockholders are voted on by the holders of Class A and Class B Stock voting together as a single class. The Company’s Board of Directors is divided into three classes with one class to be elected at each annual meeting of stockholders.  Mr. Kennedy was elected by the holders of Class A Stock voting as a single class, and Mr. Piper was elected by the holders of Class A Stock and Class B Stock voting together as a single class.

Below are the results of the voting of the holders of Class A Stock voting as a single class:

Nominee	For	Against	Withhold	Abstentations	Broker Non Votes
Richard B. Kennedy	2,991,587		1,565,456

Below are the results of the voting of the holders of Class A Stock and Class B Stock voting together as a single class:

Nominee	For	Against	Withhold	Abstentations	Broker Non Votes
Terry A. Piper	9,495,390		1,066,703

Execution of 2010 Shareholder Rights Plan

On October 20, 2010, the Board of Directors of the Company (the “Board”) authorized the issuance of one Class A Common Stock purchase right (a “Right”), for each outstanding share of Class A Common Stock, par value $1.00 per share (the “Class A Common Stock”), and Class B Common Stock, par value $1.00 per share (the “Class B Common Stock,” and such shares, together with the shares of Class A Common Stock, the “Common Shares”) outstanding as of the close of business on November 12, 2010 (the “Record Date”).  The dividend is payable on November 12, 2010 to the shareholders of record on that date.  The terms of the Rights are set forth in a Rights Agreement executed on and dated as of November 2, 2010 (the “Agreement”) between the Company and Mellon Investor Services LLC (operating with the service name “BNY Mellon Shareowner Services”) (the “Rights Agent”).

Each Right entitles the holder to purchase from the Company one share of Class A Common Stock at a price of $72.00.  The Rights will expire on November 2, 2020 (the “Final Expiration Date”), or the earlier redemption of the Rights, and are not exercisable until the Distribution Date.

No separate Rights certificates will be issued at the present time.  Until the first date of the public announcement by the Company or an “Acquiring Person” (as defined below) that an Acquiring Person has become such (such date the “Shares Acquisition Date”) (or earlier redemption or expiration of the Rights), (i) the Rights will be evidenced by the certificates for the Common Shares registered in the names of the holders thereof and will be transferred with and only with such certificates for the Common Shares, (ii) new certificates representing Common Shares issued after the Record Date upon transfer or new issuance of the Common Shares will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any of the certificates for the Common Shares will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

The Rights will separate from the Common Shares and Rights on, and certificates will be issued as soon as practicable after, the Distribution Date.  The Distribution Date will occur on the tenth day following the Shares Acquisition Date.  Except as described below, an Acquiring Person is an individual, firm, corporation or entity that has acquired or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares.  If the Company repurchases some of its own Common Shares and this causes a person or group’s holdings to constitute 15% or more of the outstanding Common Shares, that person or group will not be an Acquiring Person so long as it does not make any further acquisition of Common Shares.  If a person or group acquires 15% or more of the Common Shares inadvertently or as a result of third parties exercising contractual rights that exist as of November 2, 2010 (and without acquiring by other means 1% or more of the Common Shares since November 2, 2010), and that person or group sells enough common stock to reduce its holdings below 15% of the Common Shares as promptly as practicable (which, in the contractual rights case, shall not be longer than 60 days), such person or group will not be an Acquiring Person.

If, at any time after November 2, 2010, any person or group of affiliated or associated persons (other than as described above) shall become an Acquiring Person, all holders of Rights except the Acquiring Person may purchase shares of our Class A Common Stock at a 50% discount from the market price of the Class A Common Stock at such time.  Also, in the event that the Company were acquired in a merger or other business combination, or more than 25% of its assets or earning power were sold, all holders of Rights except the Acquiring Person may purchase shares of the acquiring corporation at a purchase price equal to 50% of the market price of the acquiring corporation’s stock prior to such merger.  Following the occurrence of any of the events described in this paragraph, any Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person shall immediately become null and void.

The Board may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights for shares of Common Stock at an exchange ratio of one share of Class A Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the Record Date (such exchange ratio being hereinafter referred to as the “Exchange Ratio”).  The Board, however, may not effect an exchange at any time after any person (other than (i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or any Subsidiary of the Company or (iv) any entity holding Common Stock for or pursuant to the terms of any such plan), together with all affiliates of such Person, becomes the beneficial owner of 50% or more of the Class A Common Stock and Class B Common Stock (taken together as a single class, treating each share of Class B Common Stock outstanding as one share of Class A Common Stock outstanding for the purposes of such calculation) then outstanding.  If the Board of Directors of the Company elects to exchange any Rights as described above, the Board may cause the Company to enter into one or more arrangements it deems necessary or appropriate to implement and give effect to such exchange in the manner contemplated by the Agreement, including by establishing one or more trusts or other mechanisms for the proper and orderly distribution of the shares of Class A Common Stock or other consideration to be issued pursuant to the Agreement.  Immediately upon the action of the Board ordering the exchange of any Rights and without any further action and without any notice, the right to exercise such Rights will terminate and the only right thereafter of a holder of such Rights will be to receive that number of shares of Class A Common Stock equal to the number of such Rights held by such holder multiplied by the Exchange Ratio.

The exercise price of the Rights, and the number of shares of Class A Common Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Class A Common Stock and/or Class B Common Stock, (ii) upon the grant to holders of Class A Common Stock and/or Class B Common Stock of certain rights or warrants to subscribe for shares of Class A Common Stock or securities convertible into shares of Class A Common Stock or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (other than a regular quarterly cash dividend or a dividend payable in shares of Class A Common Stock or Class B Common Stock) or of subscription rights or warrants (other than those referred to above).

At any time prior to the Final Expiration Date or the earlier redemption of the Rights, the Company, by a majority vote of the Board, may redeem the Rights at a redemption price of $0.01 per Right (the “Redemption Price”), as described in the Agreement.  Immediately upon the action of the Board electing to redeem the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be the right to receive the Redemption Price.

Until a Right is exercised, the holder thereof, will have no rights in respect of such Right as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Except as described below, the Company may supplement or amend the Agreement without the approval of any holders of Right Certificates in order to cure any ambiguity, to correct or supplement any provision contained therein which may be defective or inconsistent with any other provisions therein, or to make any other changes, modifications, or provisions with respect to the Rights which the Company may deem necessary or desirable.  Any such supplement or amendment must be evidenced by a writing signed by the Company and the Rights Agent.  Notwithstanding the right of the Company to supplement or amend the Agreement as described above, from and after such time as any individual, firm, corporation or entity becomes an Acquiring Person, the Agreement may not be amended in any manner which would adversely affect the interests of the holders of Rights.

The Rights Agreement (including as exhibits the form of Rights Certificate and the Summary of Rights to Purchase Shares of Class A Common Stock) is attached hereto as Exhibit 4.  The foregoing description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

Item 6.                      Exhibits

4
Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock).

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

THE L. S. STARRETT COMPANY (Registrant)

Date	November 4, 2010	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	November 4, 2010	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO