Form 10-Q
period 2010-12-25
STARRETT L S CO
filed 2011-02-03
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 31, 2011

Class A Common Shares	5,896,317

Class B Common Shares	802,871

THE L. S. STARRETT COMPANY

CONTENTS

Page No.

Part I. Condensed Consolidated Unaudited Financial Statements:

Item 1. Financial Statements

Consolidated Balance Sheets- December 25, 2010 (unaudited) and June 26, 2010	3

Consolidated Statements of Operations- thirteen and twenty-six weeks ended December 25, 2010 and December 26, 2009 (unaudited)	4

Consolidated Statements of Cash Flows- twenty-six weeks ended December 25, 2010 and December 26, 2009 (unaudited)	5

Consolidated Statements of Stockholders' Equity - twenty-six weeks ended December 25, 2010 and December 26, 2009 (unaudited)	6

Notes to unaudited Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12-13

Part II. Other information:

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	13

SIGNATURES	13

Part I.           Financial Information
Item 1.          Condensed Consolidated Unaudited Financial Statements
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)
	Dec. 25 2010 (unaudited)	June 26 2010 (audited)

ASSETS
Current assets:
Cash	$21,625	$20,478
Investments	-	1,250
Accounts receivable (less allowance for doubtful accounts of $634 and $607)	37,313	33,707
Inventory	51,478	46,156
Deferred income tax asset	3,396	3,300
Prepaid expenses, taxes and other current assets	8,226	5,510
Total current assets	122,038	110,401

Property, plant and equipment, at cost (less accumulated depreciation of $127,122 and $120,943)	55,333	56,529
Property held for sale	2,699	2,699
Intangible assets (less accumulated amortization of $5,597 and $4,973)	679	1,303
Other assets	474	280
Long-term taxes receivable	2,807	2,807
Long-term deferred income tax asset	26,048	26,115
Total assets	$210,078	$200,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$5,306	$2,696
Accounts payable and accrued expenses	17,502	17,740
Accrued salaries and wages	4,404	5,037
Total current liabilities	27,212	25,473

Long-term taxes payable	9,281	9,132
Deferred income taxes	2,464	2,436
Long-term debt	587	706
Postretirement benefit liability	31,723	30,005
Total liabilities	71,267	67,752

Stockholders' equity:
Class A Common $1 par (20,000,000 shares authorized) 5,890,309 outstanding on 12/25/10 and 5,858,700 outstanding on 6/26/10	5,890	5,859
Class B Common $1 par (10,000,000 shares authorized) 803,913 outstanding on 12/25/10 and 821,204 outstanding on 6/26/10	804	821
Additional paid-in capital	50,531	50,373
Retained earnings reinvested and employed in the business	123,917	122,724
Accumulated other comprehensive loss	(42,331)	(47,395)
Total stockholders' equity	138,811	132,382
Total liabilities and stockholders’ equity	$210,078	$200,134
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		26 Weeks Ended
	12/25/2010	12/26/2009	12/25/2010	12/26/2009

Net sales	$57,290	$50,535	$114,829	$91,108
Cost of goods sold	38,612	34,634	77,479	65,175

Gross margin	18,678	15,901	37,350	25,933
% of Net Sales	32.6%	31.5%	32.5%	28.5%

Selling and general expense	16,365	14,359	33,752	28,712

Operating income (loss)	2,313	1,542	3,598	(2,779)

Other income (expense)	354	(254)	537	(642)

Earnings (loss) before income taxes	2,667	1,288	4,135	(3,421)

Income tax expense	1,361	1,600	2,006	22

Net earnings (loss)	$1,306	$(312)	$2,129	$(3,443)

Basic earnings (loss) per share	$0.20	$(0.05)	$0.32	$(0.52)

Diluted earnings (loss) per share	$0.19	$(0.05)	$0.32	$(0.52)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,691	6,666	6,687	6,658
Diluted	6,714	6,666	6,706	6,658

Dividends per share	$.08	$.06	$.14	$.18

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	26 Weeks Ended
	12/25/2010	12/26/2009

Cash flows from operating activities:
Net earnings (loss)	$2,129	$(3,443)
Non-cash items included:
Depreciation	4,659	4,532
Amortization	624	590
Fixed asset impairment	-	72
Net long-term tax payable	104	(454)
Deferred taxes	201	(1,448)
Unrealized transaction (gains) losses	(113)	(303)
Retirement benefits	1,727	1,451
Equity loss on investment in private software development company	418	—
Working capital changes
Receivables	(1,617)	(2,727)
Inventories	(3,489)	10,900
Other current assets	(2,763)	1,270
Other current liabilities	(1,851)	1,556
Prepaid pension cost and other	230	(329)

Net cash provided by operating activities	259	11,667

Cash flows from investing activities:
Additions to plant and equipment	(2,433)	(4,132)
Decrease in investments	1,250	618
Earn out paid for Kinemetric Engineering	-	(110)
Investment in private software development company	(600)	-

Net cash (used in) by investing activities	(1,783)	(3,624)

Cash flows from financing activities:
Proceeds from short-term borrowings	3,385	14,049
Short-term debt repayments	(788)	(18,127)
Proceeds from long-term borrowings	-	129
Long-term debt repayments	(130)	(361)
Proceeds from common stock issued	139	260
Dividends paid	(936)	(1,199)
Net cash provided by (used in) financing activities	1,670	(5,249)

Effect of exchange rate changes on cash	1,001	295

Net increase in cash	1,147	3,089
Cash, beginning of period	20,478	10,248
Cash, end of period	$21,625	$13,337

See Notes to Unaudited Consolidated Financial Statements

 THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Twenty-six Weeks Ended December 25, 2010 and December 26, 2009
(in thousands of dollars except per share data)(unaudited)

	Common Stock Outstanding ($1 Par)		Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com-prehensive Loss	Total
	Class A	Class B
Balance June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive income:
Net loss				(3,443)		(3,443)
Unrealized net gain on investments					6	6
Translation gain, net					5,894	5,894
Total comprehensive income						2,457
Dividends ($.18 per share)				(1,199)		(1,199)
Treasury shares:
Issued	29		222			251
Issuance of stock under ESPP		1	40			41
Conversion	13	(13)				0

Balance December 26, 2009	$5,812	$857	$50,246	$123,065	$(35,552)	$144,428

Balance June 26, 2010	$5,859	$821	$50,373	$122,724	$(47,395)	$132,382
Comprehensive income:
Net earnings				2,129		2,129
Minimum pension liability					78	78
Translation gain, net					4,986	4,986
Total comprehensive income						7,193
Dividends ($.14 per share)				(936)		(936)
Treasury shares:
Issued	12		104			116
Issuance of stock under ESPP		2	54			56
Conversion	19	(19)

Balance December 25, 2010	$5,890	$804	$50,531	$123,917	$(42,331)	$138,811

Cumulative Balance:
Translation loss					(6,585)
Amounts not recognized as a component of net periodic benefit cost					(35,746)
					$(42,331)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to unaudited Consolidated Financial Statements

Note 1:       Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 25, 2010 and June 26, 2010; the results of operations for the thirteen and twenty-six weeks ended December 25, 2010 and December 26, 2009; the cash flows for the twenty-six weeks ended December 25, 2010 and December 26, 2009; and changes in stockholders' equity for the twenty-six weeks ended December 25, 2010 and December 26, 2009.

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

o
Level 2 - Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based upon quoted prices of instruments with similar attributes in active markets.

o
Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own view about the assumptions a market participant would use in pricing the asset.

As of December 25, 2010 and June 26, 2010, the Company’s Level 1 financials assets were as follows (in thousands):

	Level 1
	12/25/2010	6/26/2010
International Bonds (Puerto Rican Debt Obligations)	-	$1,250
	-	$1,250

As of December 25, 2010 and June 26, 2010, the Company did not have any Level 2 or 3 financial assets.

Note 3:      Inventory (in thousands)

	Dec 25 2010	June 26 2010
Raw Material & Supplies	$32,011	$27,251
Goods in Process and Finished Parts	21,216	19,136
Finished Goods	22,943	24,960
	76,170	71,347
LIFO Reserve	(24,692)	(25,191)
Net Inventory	$51,478	$46,156

LIFO inventories were $12.7 million and $12.3 million at December 25, 2010 and June 26, 2010, respectively, such amounts being approximately $24.7 million and $25.2 million, respectively, less than if determined on a FIFO basis.  The impact of LIFO on a year-to-date second quarter basis was a $0.5 million reduction in cost of sales in fiscal 2011 compared to a $2.1 million reduction in cost of sales in fiscal 2010.

Note 4:      Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2010	2009	2010	2009

Service cost	$575	$486	$1,149	$973
Interest cost	1,618	1,574	3,229	3,154
Expected return on plan assets	(1,866)	(1,783)	(3,727)	(3,571)
Amortization of prior service cost	157	96	314	192
Amortization of unrecognized loss	680	701	1,360	1,403
	$1,164	$1,074	$2,325	$2,151

Net periodic benefit costs for the Company's postretirement medical plan consists of the following (in thousands):

	Thirteen Weeks Ended December		Twenty-six Weeks Ended December
	2010	2009	2010	2009

Service cost	$92	$85	$184	$169
Interest cost	151	169	302	339
Amortization of prior service benefit	(226)	(226)	(453)	(453)
Amortization of unrecognized loss	7	-	14	-
	$24	$28	$47	$55

Note 5:       Notes payable and current maturities

Notes payable and current maturities are comprised of the following (in thousands):

	December 25, 2010	June 26, 2010

Loan and Security Agreement	$5,000	$1,700
Short-term foreign credit facility	47	730
Other	259	266
	$5,306	$2,696

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. As of December 25, 2010, the Company did not have any income tax audits in progress in the numerous federal, state, local and international jurisdictions in which we operate. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, Dominican Republic and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004.

The Company has identified no new uncertain tax positions during the twenty six week period ended December 25, 2010 for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the domestic federal net operating losses (NOL) as the Company continues to believe that based on forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize its tax operating loss carry forward assets.

The effective tax rate for fiscal 2011 second quarter was 51%.  Excluding the valuation allowance for Argentina of $463 thousand, which is discussed below, the effective tax rate would have been 34%.

Based upon government regulations and updated business conditions in Argentina, the company recorded a $463 thousand valuation allowance against a deferred tax asset in the second quarter of fiscal 2011.

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

The fair value of the Company’s short and long term debt is estimated on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair value of the Company’s financial instruments is as follows in thousands (000):

	December 25, 2010		June 26, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$21,625	$21,625	$20,478	$20,478
Short term debt	5,306	5,306	2,696	2,696
Investments	-	-	1,250	1,250
Long term debt	587	587	706	706

Note 8:   Investment

The Company entered into an investment agreement with a private software development company in the fourth quarter of fiscal 2010.  Under the agreement the Company will invest $1.5 million over twelve to eighteen months and will receive 36% equity in the software development company.  The Company has invested $0.85 million and, in the second quarter of fiscal 2011, recorded a $0.4 million loss under the equity method of accounting, such loss is included in other income (expense) in the Consolidated Statement of Operations.  The $0.45 million net carrying value of the investment as of December 25, 2010 is included in other long term assets in the Consolidated Balance Sheet.

Note 9:              Subsequent Events

The Company has evaluated events occurring subsequent to December 25, 2010 through the date of issuance of the financial statements and determined there were no material subsequent events to be disclosed.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 25, 2010 AND DECEMBER 26, 2009

Overview
Net sales increased $6.8 million or 13.4% from $50.5 million to $57.3 million.  A weaker U. S. dollar translated into a $0.5 million of the revenue increase.  Operating income improved $0.8 million as a $2.8 million improvement in gross margin more than offset a $2.0 million increase in selling and general expenses. Net income increased $1.6 million from a loss of $0.3 million ($0.05 per share) in the fiscal 2010 quarter compared to a profit of $1.3 million ($0.20 per share) in the fiscal 2011 quarter, principally due to aforementioned reasons and a lower effective tax rate.

Net Sales
Net sales in North America increased $4.4 million or 19% from $23.4 million to $27.8 million as strong gains in the industrial sector more than offset declines in the construction markets.  International net sales increased $2.4 million or 9% from $27.1 million to $29.5 million, led by Southeast Asia and South America.

Gross Margin
Gross margin improved $2.8 million from $15.9 million (31.5% of revenue) to $18.7 million (32.6% of revenue) with North America and International posting gains of $0.9 million and $1.9 million, respectively.  North American gross margins as a percentage of revenue declined 1.5% from 29.9% to 28.4% as a $1.3 million volume increase was offset by a $0.4 million margin erosion.  This decrease in margin was the result of an unfavorable product mix and increased labor costs.  International gross margins improved 3.8% from 32.8% to 36.6% principally as a result of improved efficiencies driven by increased sales revenue.

Selling and General Expenses
Selling and general expenses increased $2.0 million or 14% from $14.4 million to $16.4 million with North America and International posting increases of $1.4 and $0.6 million, respectively.  The North American increase reflects increased wages related to the restoration of a 10% reduction in management salaries; higher commissions based upon revenue improvement; higher employee benefits costs; and the amortization expense of the new ERP system. Higher selling expenses were the key driver in the International increase.

Earnings Before Taxes
Earnings before taxes increased $1.4 million from $1.3 million in fiscal 2010 to $2.7 million in fiscal 2011.  In the second quarter of fiscal 2011, the Company prevailed on an outstanding non-income tax lawsuit with the Brazilian government resulting in a $0.9 million gain.  This gain has been recorded in the second quarter as a $0.4 million reduction in selling and general expenses and $0.5 million increase in interest income, which is included in other income (expense).  The improvement was the result of a $0.8 million gain in operating income and a $0.6 million favorable swing in other income. The primary factors influencing the improved other income were lower interest expense and lower foreign exchange losses offsetting a $0.4 million equity loss in a private software development company.

SIX MONTHS ENDED DECEMBER 25, 2010 AND DECEMBER 26, 2009

Overview
Net sales increased $23.7 million or 26% from $91.1 million to $114.8 million. A weaker U. S. dollar translated into $2.4 million or 10% of the revenue gain.  Operating income increased $6.4 million as an increase in gross margins more than offset higher selling and general expenses.

Net Sales
Net sales in North America increased $11.8 million or 27% as a continued recovery in the industrial sector mitigated a decline in the construction market.  Increased demand for precision tools and capital equipment from our Tru-Stone and Kinemetric divisions led the North American performance. International net sales increased $11.9 million or 25% due to the relative strength of the South American and Southeast Asia regions.

Gross Margin
Gross margins increased $11.4 million or 44% with volume representing $6.7 million and improved margins accounting for $4.7 million.  North American margins improved 5.2% from 23.6% to 28.8% largely due to a favorable product mix led by a strong recovery by the Tru Sone division.  International margins improved 3.0% from 33.0% to 36.0% led by a 2.6% improvement in Brazil.

Selling and General Expenses
Selling and general expenses increased $5.0 million or 18% with North America and International posting increases of $2.6 million and $2.4 million, respectively.  The North American increase reflects higher wages related to the restoration of a 10% reduction in management salaries; higher commissions based upon revenue growth; increased employee benefits costs; and the amortization expense of the new ERP system.  Higher selling expenses were the prime driver resulting in the International expense increase.

Earnings Before Taxes
Earning before taxes increased $7.6 million from a loss of $3.4 million in fiscal 2010 to a profit of $4.1 million in fiscal 2011.  The improvement was the result of a $6.4 million gain in operating income and a $1.2 million favorable swing in other income.  The improved other income was due to lower interest expense coupled with lower foreign exchange losses offsetting $0.4 million equity loss in a private software development company.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	26 Weeks Ended
	12/25/10	12/26/09

Cash provided by operations	$259	$11,667
Cash (used in) from investing activities	(1,783)	(3,624)
Cash provided (used in) from financing activities	1,670	(5,249)
Effect of exchange rates changes on cash	1,001	295

Net increase in cash	$1,147	$3,089

Cash increased $1.1 million as increased borrowings and favorable foreign exchange more than offset higher working capital requirements.  The $11.4 million swing in cash provided by operations from $11.6 million in fiscal 2010 to $0.3 million in fiscal 2011 was due to the economic recovery resulting in an increase in accounts receivables of $4.4 million related to higher sales and increased inventories of $14.4 million to support revenue growth   partially offset by higher net income of $5.6 million.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will be taken in order to maintain liquidity, including plant consolidations, work force and dividend reductions. In addition to its cash, the Company maintains a $23 million Loan and Security agreement, of which, $5.0 million was outstanding as of December 25, 2010.  This Loan and Security agreement matures as of April 30, 2012.  The Loan and Security agreement was modified in the second quarter of fiscal 2011 and amends certain financial covenants. As of December 25, 2010, the Company is in compliance with all debt covenants related to its Loan and Security Agreement.  The effective interest rate on the Loan and Security agreement through December 26, 2010 was 2.4%.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

Item 4.        CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 25, 2010 and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as discussed below.

Management’s remediation efforts related to the material weakness that existed as of June 26, 2010, and noted in Item 9A of the Company’s 2010 Annual Report on Form 10-K filed on September 21, 2010, are not complete as of December 25, 2010. The plan includes recruiting additional financial resources and correcting the reporting and control problems associated with the fourth quarter fiscal 2010 ERP implementation.  An update as to the status of managements’ efforts is listed below.

o
The Company completed the development of an improved financial reporting framework which will facilitate a uniform approach to consolidated and subsidiary financial reporting and analysis.  This project was completed in the second quarter of fiscal 2011.

o
The company has added experienced financial resources to its staff and will continue to evaluate further requirements. The plan to correct the major financial reporting and control problems began in October of 2010 and is expected to be completed by the fourth quarter fiscal 2011.

PART II      OTHER INFORMATION

Item 1.         Legal Proceedings

On December 15, 2010, the Company successfully settled an outstanding lawsuit with the Brazilian government.  Under the terms of the agreement, the Brazilian government agreed to the Company’s tax position regarding tax on sales revenues.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	February 3, 2011	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	February 3, 2011	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO