Form 10-Q
period 2011-03-26
STARRETT L S CO
filed 2011-05-04
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

	Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2011

Class A Common Shares	5,914,376

Class B Common Shares	788,925

THE L. S. STARRETT COMPANY

CONTENTS

		Page No.

Part I. Condensed Consolidated Unaudited Financial Statements:

Item 1.	Financial Statements

	Consolidated Balance Sheets- March 26, 2011 (unaudited) and June 26, 2010	3

	Consolidated Statements of Operations- thirteen and thirty-nine weeks ended March 26, 2011 and March 27, 2010 (unaudited)	4

	Consolidated Statements of Cash Flows- thirty-nine weeks ended March 26, 2011 and March 27, 2010 (unaudited)	5

	Consolidated Statements of Stockholders' Equity - Thirty-nine weeks ended March 26, 2011 and March 27, 2010 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other information:

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

SIGNATURES

Part I.	Financial Information
Item 1.	Condensed Consolidated Unaudited Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands of dollars except share data)

	March 26 2011 (unaudited)	June 26 2010 (audited)
ASSETS
Current assets:
Cash	$21,834	$20,478
Investments	-	1,250
Accounts receivable (less allowance for doubtful accounts of $1,092 and $607)	40,078	33,707
Inventory	55,837	46,156
Deferred income tax asset	3,589	3,300
Prepaid expenses, taxes and other current assets	7,854	5,510
Total current assets	129,192	110,401

Property, plant and equipment, at cost (less accumulated depreciation of $130,654 and $120,943)	55,072	56,529
Property held for sale	788	2,699
Intangible assets (less accumulated amortization of $5,910 and $4,973)	367	1,303
Other assets	692	280
Taxes receivable	2,807	2,807
Deferred income tax asset, net	26,101	26,115
Total assets	$215,019	$200,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$6,277	$2,696
Accounts payable and accrued expenses	15,937	17,740
Accrued salaries and wages	5,381	5,037
Total current liabilities	27,595	25,473
Long-term taxes payable	9,290	9,132
Deferred income tax liabilities	2,341	2,436
Long-term debt	532	706
Postretirement benefit liability	32,971	30,005
Total liabilities	72,729	67,752

Stockholders' equity:
Class A Common $1 par (20,000,000 shares authorized) 5,910,263 outstanding on 3/26/2011 and 5,858,700 outstanding on 6/26/2010	5,910	5,859
Class B Common $1 par (10,000,000 shares authorized) 788,825 outstanding on 3/26/2011 and 821,204 outstanding on 6/26/2010	789	821
Additional paid-in capital	50,597	50,373
Retained earnings reinvested and employed in the business	125,086	122,724
Accumulated other comprehensive loss	(40,092)	(47,395)
Total stockholders' equity	142,290	132,382
Total liabilities and stockholders’ equity	$215,019	$200,134

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands of dollars except per share data)(unaudited)

	13 Weeks Ended		39 Weeks Ended
	3/26/2011	3/27/2010	3/26/2011	3/27/2010

Net sales	$58,763	$48,643	$173,592	$139,751
Cost of goods sold	39,821	33,110	117,300	98,285

Gross margin	18,942	15,533	56,292	41,466
% of Net sales	32.2%	31.9%	32.4%	29.7%

Selling and general expense	18,049	14,600	51,801	43,312
Gain on sale of building	(1,350)	-	(1,350)	-

Operating income (loss)	2,243	933	5,841	(1,846)

Other income (expense)	(44)	108	493	(534)

Earnings (loss) before income taxes	2,199	1,041	6,334	(2,380)

Income tax expense	494	862	2,500	884

Net earnings (loss)	$1,705	$179	$3,834	$(3,264)

Basic and diluted earnings (loss) per share	$0.25	$0.03	$0.57	$(0.49)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,698	6,673	6,691	6,663
Diluted	6,724	6,687	6,712	6,663

Dividends per share	$0.08	$0.06	$0.22	$0.24

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands of dollars)(unaudited)

	39 Weeks Ended
	3/26/2011	3/27/2010

Cash flows from operating activities:
Net earnings (loss)	$3,834	$(3,264)
Gain in sale of building	(1,350)	-
Non-cash operating activities:
Depreciation	7,010	6,795
Amortization	936	902
Fixed asset impairment	-	130
Net long-term tax payable	107	(453)
Deferred taxes	(12)	(623)
Unrealized transaction (gains)/losses	(137)	(222)
Retirement benefits	2,727	2,229
Equity method loss on investment in private software development company	541	-
Working capital changes
Receivables	(3,308)	(4,441)
Inventories	(7,076)	13,855
Other current assets	(2,298)	510
Other current liabilities	(2,887)	2,474
Prepaid pension cost and other	77	(116)
Net (used in) by operating activities	(1,836)	17,776

Cash flows from investing activities:
Additions to property, plant and equipment	(4,051)	(5,914)
Decrease in investments	1,250	618
Investment in private software development company	(950)	-
Proceeds from sale of building	3,262	-
Earn-out paid for Kinemetric Engineering	-	(110)
Net cash (used in) investing activities	(489)	(5,406)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,887	13,982
Short-term debt repayments	(1,303)	(19,233)
Proceeds from long-term borrowings	-	129
Long-term debt repayments	(202)	(523)
Proceeds from common stock issued	196	305
Dividends paid	(1,472)	(1,599)
Net cash provided by (used in) financing activities	2,106	(6,939)

Effect of exchange rate changes on cash	1,575	(450)

Net increase in cash	1,356	4,981
Cash, beginning of period	20,478	10,248
Cash, end of period	$21,834	$15,229

Supplemental cash flow information:

Interest paid	$245	$1,537
Taxes paid, net	$3,357	$880

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
For the Thirty-nine Weeks Ended March 26, 2011 and March 27, 2010
(in thousands of dollars except per share data)(unaudited)

	Common Stock Out-standing ($1 Par)		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 27, 2009	$5,770	$869	$49,984	$127,707	$(41,452)	$142,878
Comprehensive income (loss):
Net loss				(3,264)		(3,264)
Unrealized net gain on investments					5	5
Translation loss, net					2,615	2,615
Total comprehensive loss						(644)
Dividends ($.24 per share)				(1,599)		(1,599)
Treasury shares:
Issued	33		261			294
Issuance of stock under ESPP		2	59			61
Conversion	32	(32)				-

Balance March 27, 2010	$5,835	$839	$50,304	$122,844	$(38,832)	$140,990

Balance June 26, 2010	$5,859	$821	$50,373	$122,724	$(47,395)	$132,382
Comprehensive income:
Net income				3,834		3,834
Minimum pension liability, net					118	118
Translation gain, net					7,185	7,185
Total comprehensive income						11,137
Dividends ($0.22 per share)				(1,472)		(1,472)
Treasury shares:
Issued	17		156			173
Issuance of stock under ESPP		2	68			70
Conversion	34	(34)				-

Balance March 26, 2011	$5,910	$789	$50,597	$125,086	$(40,092)	$142,290

Cumulative Balance:
Translation loss					$(4,386)
Amounts not recognized as a component of net periodic benefit cost					(35,706)
					$(40,092)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements

Note 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 26, 2011 and June 26, 2010; the results of operations for the thirteen and thirty-nine weeks ended March 26, 2011 and March 27, 2010, the cash flows for the thirty-nine weeks ended March 26, 2011 and March 27, 2010; and changes in stockholders' equity for the thirty-nine weeks ended March 26, 2011 and March 27, 2010.

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

 As of March 26, 2011 and June 26, 2010, the Company’s Level 1 financial assets were as follows (in thousands):

	Level 1
	3/26/2011	6/26/2010
International Bonds Puerto Rican debt obligations	-	1,250
	-	1,250

As of March 26, 2011 and June 26, 2010, the Company did not have any level 2 or 3 assets.

Note 3:  Inventory

          Inventory consists of the following:

		March 26 2011	June 26 2010
Raw Material and Supplies		$30,632	$27,251
Goods in Process and Finished Parts		23,862	19,136
Finished Goods		26,707	24,960
		81,201	71,347
	LIFO Reserve	(25,364)	(25,191)
	Net Inventory	$55,837	$46,156

LIFO inventories were $14.4 million and $12.3 million at March 26, 2011 and June 26, 2010, respectively, such amounts being approximately $25.4 million and $25.2 million respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, on a year-to-date third quarter basis resulted  in a $0.1 million increase in cost of sales in fiscal 2011 compared to a $6.9 million reduction in cost of sales in fiscal 2010.

Note 4:  Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2011	2010	2011	2010
Service cost	$575	$484	$1,724	$1,457
Interest cost	1,618	1,567	4,847	4,720
Expected return on plan assets	(1,867)	(1,775)	(5,594)	(5,346)
Amortization of prior service cost	158	95	472	288
Amortization of unrecognized actuarial loss	680	701	2,040	2,104
	$1,164	$1,072	$3,489	$3,223

Net periodic benefit costs for the Company's postretirement medical plan consists of the following (in thousands):

	Thirteen Weeks Ended March		Thirty-nine Weeks Ended March
	2011	2010	2011	2010
Service cost	$92	$85	$276	$254
Interest cost	151	169	453	508
Amortization of prior service benefit	(226)	(226)	(679)	(679)
Amortization of unrecognized actuarial loss	7	-	21	-
	$24	$28	$71	$83

Note 5:  Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	March 26, 2011	June 26, 2010
Short-term and current maturities
Loan and Security Agreement	$6,000	$1,700
Short-term foreign credit facility	41	738
Capitalized leases	236	258
	$6,277	$2,696
Long-term debt
Capitalized leases	$532	$706
	$6,809	$3,402

The material financial covenants of the Loan and Security Agreement are 1) achieve a minimum EBITDA of $3.5 million on a trailing twelve month basis, 2) achieve a minimum Tangible Net Worth of $130 million excluding any pension liability,  3) incur no more than $10.0 million for capital expenditures on a fiscal year basis, and 4)  maintain a Debt Service Coverage Ratio of a minimum of 1:25 to 1.  As of March 26, 2011, the Company was in compliance with each of these financial covenants.  The effective interest rate on the Loan and Security agreement through March 26, 2011 was 2.3%.

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

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. As of March 26, 2011, we do not have any income tax audits in progress in the various federal, local and international jurisdictions in which we operate. We do have one state audit in process.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary, with the earliest year being 2004.

The effective tax rate through the third quarter of fiscal 2011 was 39.5%.  Discrete items included in the effective tax rate were an Argentinean valuation allowance of $462,000 recorded in the second quarter and a United Kingdom tax rate differential of $112,000 recorded in the first quarter partially offset by a favorable adjustment related to state net operating loss of $261,000 recorded in the third quarter.

The Company has identified no new uncertain tax positions during the thirty-nine week period ended March 26, 2011 for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the domestic federal net operating losses (NOL) as the Company continues to believe that based on forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL

Note 7: Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

o	Cash and short term instruments
The carrying amount approximates fair value because of the short maturity of those investments

o	Investments
The fair value of some investments are estimated on quoted market prices for those or similar investments.

o	Short and long-term debt

The fair value of the Company’s short and long term debt is estimated based on quoted market prices for corporate debt having similar characteristics or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair value of the Company’s financial instruments is as follows in thousands (000):

	March 26, 2011		June 26, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$21,834	$21,834	$20,478	$20,478
Short-term debt	6,277	6,277	2,696	2,696
Investments	-	-	1,250	1,250
Long-term debt	532	532	706	706

Note 8:  Investments

The Company entered into an investment agreement with a private software development company in the fourth quarter of fiscal 2010.  Under the agreement the Company is scheduled to invest $1.5 million over twelve to eighteen months and will receive 36% equity in the software development company.  The Company has invested $1.2 million through the third quarter of fiscal 2011 and has recorded a $0.5 million loss under the equity method of accounting,  which is included in other income (expense) in the Consolidated Statement of Operations.  The $0.7 million net carrying value of the investment as of March 26, 2011 is included in other long term assets in the Consolidated Balance Sheet.

Note 9:  Subsequent Events

The Company has evaluated events occurring subsequent to March 26, 2011 through the date of issuance of the financial statements and determined there were no material subsequent events to be disclosed.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 26, 2011 and March 27, 2010

Overview
Net sales increased $10.1 million or 21% from $48.7 million to $58.8 million.  A weaker U. S. dollar translated into a $1.5 million of the revenue increase.  Operating income improved $1.3 million due to the gain on the sale of a building.  A $3.4 million improvement in gross margin was offset by a $3.4 million increase in selling and general expenses. Net income for fiscal 2011was $1.7 million ,$0.25 per share, compared to $0.2 million ,$0.03 per share in fiscal 2010, primarily due to improved profits and a lower effective tax rate.

Net Sales
Net sales in North America increased $4.0 million or 15% from $26.3 million to $30.3 million as strong gains in the industrial sector, particularly in precision tools, saws and capital equipment, more than offset declines in the construction markets.  International net sales increased $6.1 million or 27% from $22.4 million to $28.5 million, with gains in Latin America, Europe and Asia.

Gross Margin
Gross margin improved $3.4 million from $15.5 (31.9% of revenue) million to $18.9 (32.2% of revenue) million, with North America and International posting gains of $0.3 million and $3.1 million, respectively.  North American gross margins as a percentage of revenue declined 3.2% from 31.6% to 28.4% due the comparative impact of LIFO inventory levels, which reduced cost of sales in fiscal 2010 while increasing cost of sales in fiscal 2011. International gross margins improved 4.5% from 32.1% to 36.6% as a result of improved pricing and efficiencies in Brazil.

Selling and General Expenses
Selling and general expenses increased $3.4 million or 23% from $14.6 million to $18.0 million with North America and International posting increases of $1.6 million and $1.8 million, respectively.  The North American increase reflects increased wages related to the restoration of a 10% reduction in management salaries; higher commissions based upon revenue improvement; higher employee benefits costs; and the amortization expense of the new ERP system. Higher selling expenses were the key factor in the International increase.

Earnings Before Taxes
Earnings before taxes increased $1.2 million from $1.0 million in fiscal 2010 to $2.2 million in fiscal 2011.  The improvement was primarily the result of the gain on the building sale as an improvement in gross margins was offset by an increase in selling and general expenses.

NINE MONTHS ENDED March 26, 2011 and March 27, 2010

Overview
Net sales increased $33.8 million or 24% from $139.8 million to $173.6 million. A weaker U. S. dollar translated into $3.8 million or 11% of the revenue gain.  Operating income increased $7.7 million as an increase in gross margins of $14.8 million offset an increase in selling and general expenses of $8.5 million, contributing $6.3 million.  The gain on the sale of the building represented an additional $1.4 million.  Net income for fiscal 2011 was $3.8 million ,$0.57 per share, compared to a $3.3 million net loss ,$(0.49) per share, in fiscal 2010 as a result of improved profits and a lower effective tax rate.

Net Sales
Net sales in North America increased $15.4 million or 22% as a continued recovery in the industrial sector mitigated a decline in the construction market.  Increased demand for precision tools, saws and metrology equipment from our Tru Stone and Kinemetric divisions led the North American performance. International net sales increased $18.4 million or 27% with Latin America and Europe posting gains of 30%and 22%, respectively.

Gross Margin
Gross margin increased $14.8 million or 36% with volume representing $10.0 million and improved margins accounting for $4.9 million.  North American margins improved 2.2% from 26.4% to 28.6% largely due to a favorable product mix led by a strong recovery by the Tru Stone division.  International margins improved 3.3% from 32.9% to 36.2% led by a 3.0% improvement in Latin America.

Selling and General Expenses
Selling and general expenses increased $8.5 million or 20% with North America and International each posting increases of $4.2 million.  The North American increase reflects higher wages related to the restoration of a 10% reduction in management salaries; higher commissions based upon revenue growth; increased employee benefits costs; and the amortization expense of the new ERP system.  Higher selling expenses were the prime factor resulting in the International expense increase.

Other Income/(Expense)
Other income/(expense) increased $1.0 million from a $0.5 million expense in fiscal 2010 to income of $0.5 million in fiscal 2011 due to higher interest income, including $0.5 million related to settlement of a non-income tax lawsuit with the Brazilian government recorded in the second quarter of fiscal 2011.  The fiscal 2011 interest income of $1.0 million more than offset a $0.5 million equity loss in a private software company.

Earnings Before Taxes
Earnings before taxes increased $8.7 million from a loss of $2.4 million in fiscal 2010 to a profit of $6.3 million in fiscal 2011.  The improvement was the result of a $7.7 million gain in operating income and a $1.0 million favorable swing in other income.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Thirty-nine Weeks
	3/26/2011	3/27/2010

Cash (used in) operations	$(1,836)	$17,776
Cash (used in) investing activities	(489)	(5,406)
Cash provided by (used in) financing activities	2,106	(6,939)
Effect of exchange rates changes on cash	1,575	(450)

Net increase in cash	$1,356	$4,981

Cash increased $1.4 million as increased borrowings and favorable foreign exchange more than offset higher working capital requirements.  The $19.6 million swing in cash provided by operations from a $17.8 million gain in fiscal 2010 to $1.8 million deficit in fiscal 2011 was primarily due to the economic recovery resulting in a net increase in inventories of $20.9 million between fiscal years. Cash used in investing activities declined $4.9 million principally reflecting the expenditures for the new ERP system in fiscal 2010 and proceeds from the building sale in fiscal 2011.  The cash provided from financing activities increased $9.1 million reflecting a net $5.3 million in short-term debt repayments in fiscal 2010 versus a net increase in debt of $3.6 million in fiscal 2011.  The change in debt position between fiscal years is a function of the economic conditions from recession in fiscal 2010 to recovery in fiscal 2011.

Liquidity and credit arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term. If the Company is unable to maintain consistent profitability, additional steps will be taken in order to maintain liquidity, including plant consolidations, work force and dividend reductions. In addition to its cash, the Company maintains a $23 million Loan and Security agreement, of which, $6.0 million was outstanding as of March 26, 2011.  This Loan and Security agreement matures as of April 30, 2012.

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

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 26, 2011, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s remediation efforts related to the material weakness that existed as of June 26, 2010, and noted in Item 9A of the Company’s 2010 Annual Report on Form 10-K filed on September 21, 2010, are not complete as of  March 26, 2011. The plan includes recruiting additional financial resources and correcting the reporting and control problems associated with the fourth quarter fiscal 2010 ERP implementation.  An update as to the status of managements’ efforts is listed below.

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

Item 6.	Exhibits

31a	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31b	Certification of Principal Financial Officer pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 4 , 2011	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	May 4 , 2011	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO