Form 10-K
period 2011-06-30
STARRETT L S CO
filed 2011-09-14
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K
____________

(check one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

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
Non-Accelerated Filer  ☐    Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 5,890,309 and 803,913 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 25, 2010. On December 25, 2010, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $67,904,014.

There were 5,942,689 and 797,764 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2011.

The exhibit index is located on pages 57-58.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2011. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8-9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Removed and Reserved	9

	PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	11
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-18
ITEM 8.	Financial Statements and Supplementary Data	18-49
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
ITEM 9A.	Controls and Procedures	49
ITEM 9B.	Other Information	53

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	53
ITEM 11.	Executive Compensation	54
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	55
ITEM 14.	Principal Accounting Fees and Services	55

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	55-56
EXHIBIT INDEX		56-57
SIGNATURES		58

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

For 131 years the Company has been a recognized leader in providing measurement solutions consisting of hand measuring tools and precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom and non contact gaging  and many other items. Skilled personnel, superior products, manufacturing expertise, innovation  and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2008, the Company enhanced its wireless data collection solutions, making them more customer-friendly and more software-compatible.

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

Personnel
At June 30, 2011, the Company had 1,951 employees, approximately 51% of whom were domestic. This represents a net increase from June 26, 2010 of 207 employees. The headcount increase was 96 domestically and 111 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three other major companies and numerous small competitors in the field, including direct foreign competitors. As a result, the industry is highly competitive. During fiscal 2011, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market segment and country. Continued research and development, new patented products and processes, and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Argentina, Australia, New Zealand, Mexico and Germany are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 15 to the Company’s fiscal 2011 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog
The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $58.8 million at June 30, 2011 and $46.2 million at June 26, 2010.

Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2011, 2010 and 2009 were approximately $1.5 million, $0.9 million and $1.6 million respectively, all of which were expensed in the Company’s financial statements.

The Company uses trademarks with respect to its products and considers its trademark portfolio as one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental
Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment, has embraced renewable energy alternatives and is ready to bring a new hydro – generation facility on line at its Athol, MA plant to reduce its carbon foot print and energy costs, an investment in excess of $1.0 million.

Strategic Activities
Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, forcing the Company to adapt to this new, highly competitive business environment. The Company continuously evaluates most aspects of its business, aiming for new world-class ideas to set itself apart from its competition.

Our strategic concentration is on global brand building and providing unique customer value propositions through technically supported application solutions for our customers. Our job is to recommend and produce the best suited standard product or to design and build custom solutions. The combination of the right tool for the job with value added service gives us a competitive advantage. The Company continues its focus on lean manufacturing, plant consolidations, global sourcing and improved logistics to optimize its value chain.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, increasing its international sales revenues to 56% of its consolidated sales for fiscal 2011.

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

Item 1A – Risk Factors
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2011 Annual Report to Stockholders, including the President’s letter, contains forward-looking statements about the Company’s business, competition, sales, gross margins, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Financial Reporting:  If the Company or its independent registered public accounting firm are unable to affirm the effectiveness of internal control over financial reporting in future years, the market value of the Company’s common stock could be adversely affected.  The Company’s independent registered public accounting firm did audit and report on internal controls over financial reporting as of June 30, 2011 and June 26, 2010.  For the year ended June 26, 2010, material weaknesses in internal controls over financial reporting were identified.  Management has implemented the remediation steps outlined in the Annual Report on Form 10-K for fiscal 2010, but these steps have yet to fully resolve all the financial reporting issues, as the controls around tax reporting have not met the criteria required to be considered fully functioning.  The Company is in the process of implementing new remediation steps to address this control failure.

Risks Related to the Economy: The Company’s results of operations are materially affected by the conditions in the global economy.  As a result of the global economic recession, U.S. and foreign economies have experienced significant declines in employment, household wealth, consumer spending, and lending.  Businesses, including the Company and its customers, have faced weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations.  The Company’s results of operations in fiscal 2010 were negatively impacted by the global economic recession; however, business activity improved for the Company in fiscal 2011.  The Company can provide no assurance that its improvement in fiscal 2011 will continue or that its future results of operations will improve.

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

Risks Related to Foreign Operations: Approximately 56% of the Company’s sales and 62% of net assets related to foreign operations for fiscal 2011. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements and exchange controls.  The Company’s Brazilian operations can be very volatile, changing from year to year due to the political situation, currency risk and the economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Stock Market Performance: Currently, the Company’s U.S. defined benefit pension plan is underfunded. The Company is not required to provide additional funds to the domestic pension fund; however, the estimated future return on pension assets is insufficient to cover future obligations, creating an actuarially underfunded status. The Company could be required to fund the domestic plan in the future.  The Company’s UK plan, which was underfunded, required Company contributions during fiscal 2009, 2010 and 2011.

Risks Related to Acquisitions: Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of the Company’s existing business, dissipation of the Company’s limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While the Company believes that strategic acquisitions can improve its competitiveness and profitability, the failure to successfully integrate and realize the expected benefits of such acquisitions could have an adverse effect on the Company’s business, financial condition and operating results.

Risks Related to Investor Expectations: The Company’s share price suffered a significant decline in fiscal 2009 then remained relatively stable in fiscal 2010.  The price rose steadily through the first three quarters of fiscal 2011 before declining in the fourth quarter.  The Company's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decline.

Risks Related to the Company’s Credit Facility: Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants.  While the Company believes that it will be able to comply with the financial covenants in future periods, its failure to do so would result in defaults under the credit facility unless the covenants are amended or waived.  An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s indebtedness. The Credit Facility matures on April 30, 2012.  The Company plans to extend the Credit Facility before maturity, however, there are no assurances the extension will be available to the Company.  This could have an impact on the Company’s ability to operate its business.

Risks Related to Information Systems: The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems.  In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability. For those reasons, the Company implemented a new Enterprise Resource Planning (ERP) system in fiscal 2010 at its principal North American locations.

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

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties
The Company’s principal plant and its corporate headquarters are located in Athol, MA on approximately 15 acres of Company-owned land. The plant consists of 25 buildings, mostly of brick construction of varying dates, with approximately 535,000 square feet.

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

A manufacturing and warehousing facility in North Charleston encompassing 173,000 square feet was closed in fiscal 2005 and the building was sold in fiscal 2011.

The Company’s subsidiary in Itu, Brazil owns and occupies several buildings totaling 209,000 square feet. The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. A wholly owned manufacturing subsidiary in The People’s Republic of China leases a 133,000 square foot building in Suzhou.  In fiscal 2011, we closed a 5,000 square foot Shanghai distribution center and sales office, consolidated the distribution into the Suzhou facility and leased a new sales office in Shanghai.

In addition, the Company operates warehouses and/or sales-support offices in the U.S., Canada, Australia, New Zealand, Mexico, Germany, Japan and Argentina.  In fiscal 2011, the company opened a new sales and distribution center in Singapore.

The Tru-Stone Division owns and occupies a 90,000 square foot facility in Waite Park, MN.

The Kinemetric Engineering Division occupies a 14,000 square foot leased facility in Laguna Hills, CA.

In the Company’s opinion, all of its property, plants and equipment are in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings
The Company is, in the ordinary course of business, from time to time involved in litigation that is not considered material to its financial condition or operations.

Item 4 – Removed and Reserved

PART II

Item 5 - Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2011, there were approximately 1,488 registered holders of Class A common stock and approximately 1,227 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2009	$0.12	$11.18	$6.55
December 2009	0.06	11.75	8.53
March 2010	0.06	11.67	8.74
June 2010	0.06	12.56	7.93
September 2010	0.06	12.48	10.00
December 2010	0.08	12.88	10.36
March 2011	0.08	14.94	11.38
June 2011	0.10	14.32	10.25

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to increase the quarterly dividend from $0.06 to $0.08 per share in the second quarter and from $0.08 to $0.10 per share in the fourth quarter of fiscal 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the fourth quarter fiscal 2011 is as follows:

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
April 2011	None	$–	–	–
May 2011	None	$–	–	–
June 2011	None	$–	–	–

PERFORMANCE GRAPH

The following graph sets forth information comparing the cumulative total return to holders of the Company’s Class A common stock over the last five fiscal years with (1) the cumulative total return of the Russell 2000 Index (“Russell 2000”) and (2) a peer group index (the “Peer Group”) reflecting the cumulative total returns of certain small cap manufacturing companies as described below. The peer group is comprised of the following companies: Acme United, Q.E.P. Co. Inc., Badger Meter, Federal Screw Works, National Presto Industries, Regal-Beloit Corp., Tecumseh Products Co., Tennant Company, The Eastern Company and WD-40.

	BASE	FY2007	FY2008	FY2009	FY2010	FY2011
STARRETT	100.00	137.58	182.85	54.81	79.06	87.48
RUSSELL 2000	100.00	116.43	97.58	73.17	88.89	122.15
PEER GROUP	100.00	113.12	118.51	102.82	136.13	158.58

Item 6 - Selected Financial Data

The following selected condensed financial data has been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this report on Form 10K and incorporated herein by reference.  The table below reflects the change in pension accounting, described in Note 2, for all five fiscal years.

	Years ended in June ($000 except per share data)
	2011	2010	2009	2008	2007
Net sales	$244,841	$203,662	$203,659	$242,371	$222,356
Net earnings (loss)	6,845	(8,021)	(23,429)	11,033	6,905
Basic earnings (loss) per share	1.02	(1.20)	(3.54)	1.68	1.04
Diluted earnings (loss) per share	1.02	(1.20)	(3.54)	1.68	1.04
Long-term debt	721	706	1,264	5,834	8,520
Total assets	227,179	200,134	194,241	250,285	234,011
Dividends per share	0.32	0.30	0.48	0.52	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk
RESULTS OF OPERATIONS

Fiscal 2011 Compared to Fiscal 2010

As further explained in Note 2 to the consolidated financial statements in fiscal 2011, the Company changed its fiscal year end from the last Saturday in June to June 30.  This change facilitated an improved closing process and conformed North American to International subsidiaries’ year end.  In fiscal 2010, the Company changed the fiscal year end of its International subsidiaries to that of the Company.  Those subsidiaries previously reported on a one-month lag.  Management has concluded that the effects of the change from a fiscal to a calendar year end and the inclusion of the additional month for its International subsidiaries in fiscal 2010 are immaterial to the consolidated financial statements.

Overview

The Company changed its method of accounting for pensions in fiscal 2011.  The impact of this change is described in Note 2.

The Company began to experience an economic upturn in the second quarter of fiscal 2010.  To service higher demand the Company began to increase manufacturing output, inventory raw material purchases,  and selling, general, and administrative expenses globally in the third quarter of fiscal 2010.  Sales increased $21.5 million or 24% in the second half of fiscal 2011 compared to the first half of fiscal 2010. Sales in the first half of 2011 were $23.7 million or 26% higher than in the first half of 2010.  The Company experienced higher backorder levels in the first half of fiscal 2011 as a result of the inability to quickly adjust inventory and manufacturing staffing levels to match demand, however, this backorder position decreased in the second half of fiscal 2011.

Net sales for fiscal 2011 increased $41.1 million or 20% compared to fiscal 2010 due to global economic recovery and increased market penetration.  Gross margins improved $25.4 million from $56.4 million or 28% of sales in fiscal 2010 to $81.8 million or 33% of sales in fiscal 2011.  Selling, general and administrative expenses increased $6.7 million or 10% from $64.1 million in fiscal 2010 to $70.8 million in fiscal 2011.  Operating income increased $21.8 million from a loss of $9.4 million in fiscal 2010 to a profit of $12.4 million in fiscal 2011.

 Net Sales

Net sales in North America increased $22.6 million or 23% from $97.1 million in fiscal 2010 to $119.7 million in fiscal 2011.  All divisions posted gains except Evans Rule, which lost the Sears contract in the fourth quarter of fiscal 2010.  Tru-Stone and Kinemetric benefited from renewed capital equipment markets registering sales increases in fiscal 2011 of 64% and 71%, respectively, as our customers reinvested in their businesses.  International sales, excluding U.S. exports,  increased $18.5 million or 17% from $106.6 million in fiscal 2010 to $125.1 million in fiscal 2011.  Foreign currency exchange rate fluctuations represented $8.1 million of the sales gain principally due to a weaker U.S. dollar.  All International subsidiaries achieved double digit sales increases and account for over 50% of the Company’s global revenues.  The Company is cautiously optimistic about fiscal 2012 based upon orders through August of fiscal 2012; however, recent unfavorable economic news could have a negative impact on the year.

Gross Margin

Gross margin in North America increased $10.8 million or 44% from $24.5 million in fiscal 2010 to $35.3 million in fiscal 2011 and improved as a percentage of sales from 25.3% in fiscal 2010 to 29.5% in fiscal 2011.  Higher sales, improved manufacturing efficiencies, and a reduction in pension cost were the key drivers in the improved margin performance.  In addition, the gross margin improvement overcame an unfavorable LIFO swing of $9.5 million based upon a reduction in cost of sales of $8.5 million in fiscal 2010 to an increase in cost of sales of $1.0 million in fiscal 2011.  The change in LIFO was the result of lower inventories during the recession in fiscal 2010 compared to an increase in inventories in conjunction with the economic recovery in fiscal 2011.  International gross margins increased $14.6 million or 46% from $31.9 million in fiscal 2010 to $46.5 million in fiscal 2011 and improved as a percentage of sales from 30% in fiscal 2010 to 37% in fiscal 2011.  Higher sales, improved manufacturing efficiencies, lower pension expense and favorable foreign exchange rates all contributed to the improved international gross margins.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses increased $3.6 million or 11% but declined as a percentage of sales from 33% in fiscal 2010 to 30% in fiscal 2011.   Salaries and benefits in North America increased $2.2 million in fiscal 2011 compared to fiscal 2010, principally due to the restoration of previous salary reductions, a 3% salary increase and higher medical costs.  Higher sales also resulted in a $0.9 million increase in travel and commission expenses.  International selling, general and administrative expenses increased $3.1 million or 10% and declined from 30% to 28% of sales.  Salaries and benefits increased $2.5 million due to restoration of previous salary reductions, while increased sales resulted in a $1.3 million increase in travel and commission expenses.  These expense increases were partially offset by a $2.2 million reduction in pension expense.

Operating Profit

Operating income in fiscal 2011 of $12.4 million represented a $21.8 million improvement from an operating loss of $9.4 million in fiscal 2010.  Higher sales and improved margins accounted for $11.4 and $14.0 million, respectively of the $25.4 million gross margin improvement and offset the selling, general and administrative increase of $6.7 million, resulting in an $18.7 gain in operating income from operations.  The net impact of combined losses related to restructuring costs and goodwill impairment of $1.7 million in fiscal 2010 compared to a $1.3 million gain on the sale of a building in fiscal 2011 represents the incremental operating profit improvement of $3.0 million.

Other Operating Income
Higher interest income was the primary factor for the $0.8 million improvement in other operating income.

Significant Fourth Quarter Activity

As shown in Note 15, the Company recorded a $4.5 million profit before taxes in the fourth quarter of fiscal 2011 compared to a comparable $1.5 million loss in fiscal 2010.

Consolidated sales increased $7.4 million or 12 % from $63.9 million in fiscal 2010 to $71.3 million in fiscal 2011 with North America representing $7.3 million of the increase.  International sales increase was modest due to three months of sales in fiscal 2011 compared to four months in fiscal 2010.  The four months in fiscal 2010 for International was a result of dropping the one month lag.  Higher sales and improved margins generated a $5.3 million increase in gross margins which more than offset a $0.6 million increase in selling, general and administrative expenses resulting in a $4.7 million net contribution to profits.  The remaining $1.5 comparative profit improvement was principally due to losses of $1.7 million related to restructuring and impairment charges in fiscal 2010 compared to no similar costs in fiscal 2011.

Income Taxes

The effective tax rate was 48% for fiscal 2011.  The rate reflects federal, state and foreign adjustments for permanent book tax differences.  The principal reason for the 8% increase over a normalized combined federal and state statutory tax rate of approximately 40% is book losses not tax benefited principally in China and the Dominican Republic as well as provisions for valuation allowances.

The effective tax rate for fiscal 2010 was 14%.  The Brazilian audit settlement and losses not benefited principally in China and the Dominican Republic were the principal factors reducing the normalized benefit of 40% to 14%.

There was a $0.9 million increase in valuation allowances relating primarily to carryforwards for foreign NOL’s.  The Company continues to believe that it is more likely than not that it will be able to realize its domestic tax operating loss carryforward assets of approximately $8.5 million reflected on the Balance Sheet.

Fiscal 2010 Compared to Fiscal 2009

Overview
The Company began to experience the economic downturn in the second quarter of fiscal 2009 and significantly reduced its manufacturing and selling, general administrative expenses in the third quarter of fiscal 2009.  These cost reductions remained in place for one year until the third quarter of fiscal 2010, when an uptick in orders resulted in restoring reduced hours to normal hours for both the factory and office personnel.  The economy’s cycle created significant problems in managing costs and inventory levels in fiscal 2010 compared to fiscal 2009 as first half fiscal 2010 sales declined $31.0 million, or 25%, compared to $31.1 million, or 38%, increase in the second half.

Net sales for fiscal 2010 remained level with fiscal 2009 at $203.6 million.  Gross margins improved $22.5 million from $33.9 million or 16.7% of sales in fiscal 2009 to $56.4 million or 27.7% of sales in fiscal 2010.  Selling, general and administrative expenses decreased $2.7 million of 4.0% from $66.8 million in fiscal 2009 to $64.1 million in fiscal 2010.  The operating loss declined $28.8 million principally due to a change in accounting for pension expense which reduced cost of sales and selling, general and administrative expenses $25.3 million from $32.5 million in fiscal 2009 to $7.2 million in fiscal 2010.

Net Sales
Net sales in North America declined $5.8 million, or 5.7%, from $102.9 million in fiscal 2009 to $97.1 million in fiscal 2010.  With the exception of Tru-Stone, all divisions posted declines as reduced volume from Sears impacting the Evans Rule division and the significant decline in customer capital expenditures adversely affecting the demand for Kinemetric’s products.  International sales increased $5.9 million, or 5.9%, from $100.7 million in fiscal 2009 to $106.6 million in fiscal 2010.  Foreign currency exchange rate fluctuations represented a $4.1 million of the sales gain with a stronger Brazilian Real accounting for $5.2 million and a weaker Pound Sterling posing a $1.1 million decline.

Gross Margin
Gross margin in North America increased $29.0 million, from a negative $4.5 million in fiscal 2009 to $24.5 million in fiscal 2010.  A reduction in pension expense represented $21.0 or 72% of the change.  In addition, cost reductions and reduced manufacturing hours implemented in February of 2009 coupled with increased volume, particularly in the second half of fiscal 2010, represented $1.0 million while inventory reductions resulted in an additional net $4.3 million LIFO liquidation.  International gross margins declined $6.5 million, from $38.4 million in fiscal 2009 to $31.9 million in fiscal 2010.  A $2.2 million increase in pension expense coupled with higher fixed manufacturing costs and under absorbed overhead as a result of lower production were the prime factors influencing the gross margin decline.

Selling, General & Administrative Expenses
Selling, general and administrative expenses decreased $2.7 million, or 4.0%, from $66.8 million in fiscal 2009 to $64.1 million in fiscal 2010.  North American expenses decreased $5.5 million, due to a $4.3 million reduction in pension expense as well as savings related to reduced salaries, travel and advertising costs of $0.9 million.  International expenses increased $2.8 million, due to a $2.2 million increase in pension expense as well as higher salaries and benefits.

Operating Loss
The operating loss decreased $28.8 million from a loss of $38.2 million in fiscal 2009 to a loss of $9.4 million in fiscal 2010 principally due to a $25.3 million reduction in pension expense.

FINANCIAL INSTRUMENT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.

As of June 30, 2011, the Company’s Scottish subsidiary held a $6.4 million six month fixed rate deposit.

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations.  Net foreign monetary assets are approximately $24.6 million as of June 30, 2011.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.  A 10% change in interest rates would impact the fair value of the Company’s fixed rate investments of $6.4 million by an immaterial amount.  A 10% increase in interest rates would not have a material impact on our short-term borrowing costs.  See Note 12 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended in June ($000)
	2011	2010	2009
Cash provided by operations	$5,189	$29,708	$659
Cash provided by (used in) investing activities	(10,141)	(9,011)	5,469
Cash provided by (used in) financing activities	3,860	(9,994)	(1,298)

The Company has a working capital ratio of 3.9 in fiscal 2011 and 4.3 in fiscal 2010.  Cash, investments, accounts receivable and inventory represent 92% of current assets in both fiscal 2011 and fiscal 2010.  The Company had accounts receivable turnover of 6.3 in fiscal 2011 compared to 6.7 in fiscal 2010 and an inventory turnover ratio of 3.2 in fiscal 2011 compared to 2.7 in fiscal 2010.

Net cash provided by operations of $5.2 million in fiscal 2011 declined $24.5 million compared to fiscal 2010 due to a $24.9 million net change in inventory reflecting the economic recession in fiscal 2010 and the recovery in fiscal 2011.

The Company has invested $10.1 million in fiscal 2011.  Plant and equipment and short-term investments represented a combined $12.2 million, which was partially offset by proceeds of $3.3 million from the sale of a building.

The Company increased short-term debt $5.5 million in fiscal 2011 compared to fiscal 2010 principally to finance higher working capital requirements.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and investments, the Company has maintained a $23.0 million line of credit, of which, $0.4 million is reserved for letters of credit and $8.0 million was outstanding as of June 30, 2011.

On June 30, 2009, The L.S. Starrett Company (the “Company”) and certain subsidiaries of the Company subsidiaries (the “Subsidiaries”) entered into a Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A., as lender.

The Credit Facility replaced the Company’s previous Bank of America facility with a $23.0 million line of credit. On June 30, 2009, the Company utilized this line of credit to pay off the remaining balances on the Bank of America Reducing Revolver and Line of Credit. The interest rate under the Credit Facility is based on a grid which uses the ratio of Funded Debt/EBITDA to determine the floating margin that will be added to one-month LIBOR. The initial rate was one-month LIBOR plus 1.75%, and is currently one-month LIBOR plus 1.50%.  The Credit Facility matures on April 30, 2012.  The Company plans to extend this credit facility before maturity, however, there are no assurances the extension will be available to the Company.

The obligations under the Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the subsidiaries party to the Credit Facility.  Triggering events are two consecutive quarters of failure to achieve the financial covenants outlined in Note 12.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. In addition, the Company anticipates that it will not need to fully utilize the amounts available to the Company and its subsidiaries under the Credit Facility.  As of August 31, 2011, the Company had borrowings of $9.6 million under the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2011, the Company was in compliance with the financial covenants required for testing at that time under the Credit Facility.

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

Revenue Recognition and Accounts Receivable: Sales of merchandise and freight billed to customers are recognized when products are delivered, title and risk of loss has passed to the customer, no significant post delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.  Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

The allowance for doubtful accounts of $0.4 million and $0.6 million at the end of fiscal 2011 and 2010, respectively, is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

Inventory Valuation:  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, the Company may be required to increase the inventory reserve and, as a result, gross profit margin could be adversely affected.

Long-lived Assets and Goodwill:  The Company values property, plant and equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value.

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

Our long-lived assets consist primarily of property, plant and equipment. The Company groups long-lived assets for impairment analysis by division and/or product line.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of the undepreciated cost of property, plant and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Depreciation is included in cost of goods sold and selling, general and administrative expenses in the   Consolidated Statement of Operations based upon where the assets are contributing to the measurement of cost or expense by functional area. Depreciation of equipment used in the manufacturing process is a component of inventory and included in costs of goods sold.  Depreciation of equipment used for office and administrative functions is an expense in selling, general and administrative expenses.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, the Company provides a valuation allowance related to the asset. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations.

Defined Benefit Pension Plans: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.

In 2011, we elected to retrospectively change our method of recognizing certain actuarial gains and losses. Previously, the market related value of plan assets for the U.S. plan was equal to fair value, and the market-related value of plan assets for the U.K. plan, was based on a calculated five-year moving average of market value. Actuarial gains and losses were recognized in other comprehensive income as of the measurement date.  Net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation (the corridor) were amortized in net periodic benefit cost over the average remaining service period (fourteen-years). The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the differences between expected and actual returns on plan assets.

Under our new accounting method, both plans will use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses will be recognized in net periodic (benefit) cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This change in accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2011, 2010 and 2009 were $0.0, $9.4, and $32.5 million, respectively. The accounting for the remaining components of net periodic pension cost, primarily service, interest costs and expected return on plan assets will be unchanged (On-going Pension Expense). See Note 2 to the financial statements for further details of the change and the impact of our retrospective application of the new policy.

Calculation of pension and postretirement medical costs and obligations are dependent on actuarial assumptions.  These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (Note 11 to the Consolidated Financial Statements).

Cost of Goods Sold:  The Company includes material, direct and indirect labor and manufacturing overhead in cost of goods sold.  Included in these costs are inbound freight, personnel (manufacturing plants only), receiving costs, internal transferring, employee benefits (including pension expense) and inspections costs.

Selling, General and Administrative Expenses:  The Company includes distribution expenses in selling, general and administrative expenses.  Distribution expenses include shipping labor and warehousing costs associated with the storage of finished goods at each manufacturing facility.  The Company also includes costs for our dedicated distribution centers as selling expenses.  Employee benefits, including pension expense, are also included in selling, general and administrative expenses.

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period. The majority of the obligations represent commitments for production needs in the normal course of business.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Post-retirement benefit obligations	$7.5	$0.7	$1.3	$1.4	$4.1
Long-term debt obligations	1.0	0.3	0.5	0.2	—
Capital lease obligations	1.0	0.3	0.5	0.2	—
Operating lease obligations	4.4	2.0	2.3	0.1	—
Purchase obligations	19.7	19.7	—	—	—
Short-term and current maturities	8.0	8.0	—	—	—
Total	$41.6	$31.0	$4.6	$1.9	$4.1

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2011, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCONTING FIRM

Board of Directors and Stockholders
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (“the Company”) as of June 30, 2011 and June 26, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2011 and June 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2011 the Company changed its method of accounting for defined benefit pension costs.  All periods presented have been retroactively adjusted for this accounting change.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The L.S. Starrett Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our accompanying report dated September 13, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Boston, Massachusetts
September 13, 2011

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2011	June 26, 2010
		(As Adjusted)
ASSETS
Current assets:
Cash	$21,572	$20,478
Investments	6,421	1,250
Accounts receivable (less allowance for doubtful accounts of $416 and $607, respectively)	45,567	33,707
Inventories	58,789	46,156
Current deferred income tax asset	6,100	3,300
Prepaid expenses and other current assets	5,494	5,510
Total current assets	143,943	110,401

Property, plant and equipment, net	56,265	56,529
Property held for sale	788	2,699
Intangible assets, net	231	1,303
Other assets	951	280
Long-term taxes receivable	3,594	2,807
Long-term deferred income tax asset, net	21,407	26,115
Total assets	$227,179	$200,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$8,238	$2,696
Accounts payable and accrued expenses	22,030	17,740
Accrued salaries and wages	7,129	5,037
Total current liabilities	37,397	25,473
Long-term taxes payable	10,450	9,132
Deferred income taxes	2,806	2,436
Long-term debt	721	706
Postretirement benefit and pension liability	22,467	30,005
Total liabilities	73,841	67,752
Contingencies
Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 5,933,059 outstanding at June 30, 2011, 5,858,700 outstanding at June 26, 2010)	5,933	5,859
Class B common stock $1 par (10,000,000 shares authorized; 800,868 outstanding at June 30, 2011, 821,204 outstanding at June 26, 2010)	801	821
Additional paid-in capital	50,863	50,373
Retained earnings	97,702	93,006
Accumulated other comprehensive loss	(1,961)	(17,677)
Total stockholders’ equity	153,338	132,382
Total liabilities and stockholders’ equity	$227,179	$200,134

 See notes to consolidated audited financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
For the three years ended June 30, 2011
 (in thousands except per share data)

	6/30/11	6/26/10	6/27/09
		(As Adjusted)	(As Adjusted)
Net sales	$244,841	$203,662	$203,659
Cost of goods sold	163,041	147,290	169,768
Gross margin	81,800	56,372	33,891
% of net sales	33.4%	27.7%	16.6%

Selling, general and administrative expenses	70,750	64,111	66,803
Gain on sale of building	(1,350)
Goodwill impairment (Note 5)	—	1,091	5,260
Reorganization costs	—	616	—

Operating income (loss)	12,400	(9,446)	(38,172)

Other income	839	105	67

Earnings (loss) earnings before income taxes	13,239	(9,341)	(38,105)
Income tax expense/(benefit)	6,394	(1,320)	(14,676)

Net earnings (loss)	$6,845	$(8,021)	$(23,429)

Basic and diluted earnings (loss) per share	$1.02	$(1.20)	$(3.54)

Average outstanding shares used in per share calculations (in thousands):
Basic	6,698	6,667	6,622
Diluted	6,717	6,667	6,622

Dividends per share	$0.32	$0.30	$0.48

See notes to consolidated audited financial statements

THE L. S. STARRETT COMPANY
For the three years ended June 30, 2011
Consolidated Statements of Cash Flows
 (in thousands)

	6/30/11	6/26/10	6/27/09
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$6,845	$(8,021)	$(23,429)
Non cash operating activities:
Gain on sale of building	(1,350)	-	-
Depreciation	9,351	10,035	8,649
Amortization	1,072	1,214	1,247
Impairment of fixed assets	-	747	52
Goodwill impairment	-	1,091	5,260
Net long-term tax payable	458	(215)	604
Deferred taxes	(600)	(5,973)	(18,488)
Unrealized transaction (gains) losses	(165)	(247)	1,077
Retirement benefits	732	9,885	30,464
Equity loss on investment	572
Working capital changes:
Receivables	(7,852)	(6,883)	7,170
Inventories	(9,019)	15,903	(4,233)
Other current assets	153	2,979	(2,759)
Other current liabilities	5,032	7,951	(7,313)
Prepaid pension cost and other	(40)	1,242	2,358
Net cash provided by operating activities	5,189	29,708	659

Cash flows from investing activities:
Additions to plant and equipment	(6,772)	(9,266)	(9,443)
Purchase of investments	(6,631)	-	(3,019)
Proceeds from sale of investments	1,250	615	18,139
Earn out paid for Kinemetric Engineering	-	(110)	(208)
Investment in private software development company	(1,250)	(250)	-
Proceeds from sale of building	3,262	-	-
Net cash provided by (used in) investing activities	(10,141)	(9,011)	5,469

Cash flows from financing activities:
Proceeds from short-term borrowings	6,878	14,040	29,518
Short-term debt repayments	(1,326)	(21,506)	(28,603)
Proceeds from long-term borrowings	340	129	1,188
Long-term debt repayments	(372)	(1,019)	(552)
Common stock issued	490	362	596
Treasury shares purchased	(1)	-	(263)
Dividends	(2,149)	(2,000)	(3,182)
Net cash provided by (used in) financing activities	3,860	(9,994)	(1,298)
Effect of translation rate changes on cash	2,186	(473)	(1,097)
Net increase in cash	1,094	10,230	3,733
Cash beginning of year	20,478	10,248	6,515
Cash end of year	$21,572	$20,478	$10,248
Supplemental cash flow information:
Interest paid	$255	1,449	1,127
Taxes paid, net	4,422	1,402	3,663

See notes to consolidated audited financial statements

THE L.S. STARRETT COMPANY
For the three years ended June 30, 2011
Consolidated Statements of Stockholders’ Equity

	Common Stock Outstanding ($1 Par)
	Class A	Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, June 28, 2008 (As Adjusted)	$5,708	$906	$49,613	$129,638	$908	$186,773
Comprehensive income:
Net loss				(23,429)		(23,429)
Unrealized net gain on investments and swap agreement					339	339
Minimum pension liability, net					(3,869)	(3,869)
Translation loss, net					(14,150)	(14,150)
Total comprehensive loss						(41,109)
Dividends ($0.48 per share)				(3,182)		(3,182)
Treasury shares:
Purchased	(26)	–	(237)			(263)
Issued	44	–	480			524
Issuance of stock under ESPP	–	7	128			135
Conversion	44	(44)				–
Balance, June 27, 2009 (As Adjusted)	$5,770	$869	$49,984	$103,027	$(16,772)	$142,878

Comprehensive loss:
Net loss				(8,021)		(8,021)
Unrealized net gain on investments					2	2
Minimum pension liability, net					(3,444)	(3,444)
Translation gain, net					2,537	2,537
Total comprehensive loss						(8,926)
Dividends ($0.30 per share)				(2,000)		(2,000)
Treasury shares:
Issued	38	–	302			340
Issuance of stock under ESPP	–	3	87			90
Conversion	51	(51)				–
Balance, June 26, 2010 (As Adjusted)	$5,859	$821	$50,373	$93,006	$(17,677)	$132,382
Comprehensive loss:
Net earnings				6,845		6,845
Minimum pension liability, net					5,938	5,938
Translation gain, net					9,778	9,778
Total comprehensive income (loss)						22,561
Dividends ($0.32 per share)				(2,149)		(2,149)
Treasury shares:
Purchased	–	–	(1)			(1)
Issued	21	–	209			230
Issuance of stock under ESPP	–	33	282			315
Conversion	53	(53)	–			-
Balance, June 30, 2011	$5,933	$801	$50,863	$97,702	$(1,961)	$153,338

Cumulative balance:
Translation loss					$(1,230)
Amount not recognized as a component of net periodic benefit cost					(731)
					$(1,961)

See notes to consolidated audited financial statements

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. The Company’s fiscal year ends on June 30 but previously ended on the last Saturday in June.  Fiscal years 2011, 2010 and 2009 represent 52 week years. The fiscal years of the Company’s major foreign subsidiaries previously ended in May for fiscal 2009 and prior. Based upon technology improvements related to the Company’s new ERP system as well as management’s desire for a common financial reporting schedule, the Company eliminated the one month lag in fiscal 2010. The change in reporting for the international subsidiaries was not considered material to the Company’s results of operations, therefore prior periods have not been restated.

Financial instruments and derivatives: The Company’s financial instruments consist primarily of cash, investments and receivables, current liabilities and long term debt. Current assets and liabilities, except investments, are stated at cost, which approximates fair market value. Long-term debts, which are at current market interest rates, also approximate fair market value. On June 30, 2009, the Company entered into a new Loan and Security Agreement with TD Bank, N.A. and paid off its Reducing Revolver with Bank of America.  The Company’s U.K. subsidiary entered into various forward exchange contracts during fiscal 2011. The amount of contracts outstanding as of June 30, 2011 and June 30, 2010 (foreign subsidiary year-end) amounted to $10.7 million and $11.8 million (dollar equivalent), respectively. The values of these contracts do not differ materially from the corresponding payables.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.3, $0.1, and $0.5 million in fiscal 2011, 2010 and 2009, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially, all United States inventories are valued using the LIFO method of accounting.  All non-U.S. subsidiaries use the FIFO method or the average cost method, as LIFO is not an accepted method of inventory valuation outside the U.S.

Long-lived assets: Buildings and equipment are depreciated using straight-line and accelerated methods over estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in ASC 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be an operating lease. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2011 and June 26, 2010 were $5.0 million and $4.3 million, respectively, of construction in progress. Also included in machinery and equipment at June 30, 2011 and June 26, 2010 were $0.5 million and $0.5, respectively, of capitalized interest cost. Repairs and maintenance of equipment are expensed as incurred.

Intangible assets and goodwill: Intangibles are recorded at cost and are amortized on a straight-line basis over a 5 year period. Patents are amortized over a 15 year basis. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company assesses the fair value of its goodwill using impairment tests, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value and market discount rates. In the event that the carrying value of goodwill exceeds the fair value of the goodwill, an impairment loss would be recorded for the amount of that excess.  There was no goodwill recorded as of June 30, 2011 and June 26, 2010.

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when title and risk of loss has passed to the customer, no significant post delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are presented net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.   Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.1 million in fiscal 2011, $5.0 million in fiscal 2010 and $4.6 million in fiscal 2009.

Freight costs: The cost of outbound freight absorbed by the Company for customers or the cost for inbound freight included in material purchase cost are both included in cost of sales.

Warranty expense: The Company’s warranty obligation is generally one year from shipment to the end user and is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Any such failures tend to occur soon after shipment. Historically, the Company has not incurred significant warranty expense and consequently its warranty reserves are not material. In the event a material warranty liability is deemed probable, a reserve will be established for the event.

Pension and Other Postretirement Benefits:

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company also has defined contribution plans.  In addition, certain U.S. employees participate in an Employee Stock Ownership Plan (ESOP).

The Company sponsors both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. employees and U.K. retirees. The Company also sponsors postretirement benefit plans that provide health care benefits and life insurance coverage to eligible U.S. retirees. In 2011, the Company elected to change our method of recognizing certain actuarial gains and losses. Previously, the market related value of plan assets for the U.S. plan was equal to fair value, and the market-related value of plan assets for the U.K. plan, was based on a calculated five-year moving average of market value. Actuarial gains and losses were recognized in other comprehensive income as of the measurement date.  Net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation (the corridor) were amortized in net periodic benefit cost over the average remaining service period (currently fourteen-years). The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the differences between expected and actual returns on plan assets.

Under the Company’s new accounting method, both plans will use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses will be recognized in net periodic (benefit) cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This change in accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2011, 2010 and 2009 were $0.0, $9.4, and $32.5 million, respectively. The accounting for the remaining components of net periodic pension cost, primarily service, interest costs and expected return on plan assets will be unchanged (On-going Pension Expense).

This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the consolidated financial statements are summarized below (in thousands, except per share):

	Year Ended June 26, 2010			Year Ended June 27, 2009
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations
Cost of goods sold	$142,660	$4,630	$147,290	$144,115	$25,653	$169,768
Selling, general and administrative expenses	61,525	2,586	64,111	59,904	6,899	66,803
(Loss) before income taxes	(2,125)	(7,216)	(9,341)	(5,553)	(32,552)	(38,105)
Tax expense (benefit)	858	(2,178)	(1,320)	(2,333)	(12,343)	(14,676)
Net income/(loss)	(2,983)	(5,038)	(8,021)	(3,220)	(20,209)	(23,429)
Basic and diluted (loss) per share	(0.45)	(0.75)	(1.20)	(0.49)	(3.05)	(3.54)

Consolidated Balance Sheet
Retained earnings	122,724	(29,718)	93,006	127,707	(24,680)	103,027
Accumulated other comprehensive income/(loss)	(47,395)	29,718	(17,677)	(41,452)	24,680	(16,772)
Total stockholders’ equity	132,382	-	132,382	142,878	-	142,878
Total liabilities and stockholders’ equity	200,134	-	200,134	194,241	-	194,241

Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net (loss)	(2,983)	(5,038)	(8,021)	(3,220)	(20,209)	(23,429)
Deferred taxes	(3,795)	(2,178)	(5,973)	(6,145)	(12,343)	(18,488)
Retirement benefits	2,669	7,216	9,885	(2,088)	32,552	30,464

Consolidated Statement of Stockholders’ Equity
Retained earnings
Beginning balance	127,707	(24,680)	103,027	134,109	(4,471)	129,638
Net (loss)	(2,983)	(5,038)	(8,021)	(3,220)	(20,209)	(23,429)
Ending balance	122,724	(29,718)	93,006	127,707	(24,680)	103,027

Accumulated other comprehensive income/(loss)
Beginning balance	(41,452)	24,680	(16,772)	(3,563)	4,471	908
Minimum pension liability, net	(8,192)	4,748	(3,444)	(23,804)	19,935	(3,869)
Net translation gain (loss)	2,247	290	2,537	(14,424)	274	(14,150)
Ending balance	(47,395)	29,718	(17,677)	(41,452)	24,680	(16,772)

Total stockholders’ equity	132,382	-	132,382	142,878	-	142,878

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $67.1 million of undistributed earnings of foreign subsidiaries as of June 30, 2011 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Sales and use tax: Sales and use tax is recorded as incurred and represents a cost of certain purchased materials.

Research and development: Research and development costs were expensed as follows: $1.5 million in fiscal 2011, $0.9 million in fiscal 2010 and $1.6 million in fiscal 2009.

Earnings per share (EPS): Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 19,236, 12,687, and 5,501 of potentially dilutive common shares in fiscal 2011, 2010 and 2009, respectively, resulting from shares issuable under its stock option plan. For fiscal year 2011, these shares had no impact on the calculated per share amounts due to their magnitude. These additional shares are not used for the diluted EPS calculation in loss years.

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

Treasury stock: Treasury stock is accounted for using the par value method. The number of treasury shares held by the Company at June 30, 2011 and June 26, 2010 was 1,668,945 and 1,689,870 respectively.

Other: Accounts payable and accrued expenses at June 30, 2011 and June 26, 2010 consist primarily of accounts payable ($13.1 million and $13.0 million), accrued benefits ($0.9 million and $1.2 million) and accrued taxes other than income ($3.1 million and $1.2 million) and accrued expenses and other ($4.9 million and $2.3 million).

Reclassifications: Certain reclassifications have been made to the prior periods as a result of the current year presentation with no effect on net earnings.

3. CASH AND INVESTMENTS

As of June 30, 2011, the company’s U.K. subsidiary held a $6.4 million six month fixed rate deposit.

The investments at June 26, 2010 are AAA rated Puerto Rico debt obligations that had maturities less than one year. On July 1, 2010, these bonds were redeemed at face value. Cash and investments held in foreign locations amounted to $18.9 million and $16.2 million at June 30, 2011 and June 26, 2010, respectively. Of this amount, $4.1 million in U.S. dollar equivalents were held in British Pound Sterling and $10.5 million in U.S. dollar equivalents were held in Brazilian Real.

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

As of June 30, 2011 and June 26, 2010, the Company’s Level 1 financial assets were as follows (in thousands):

	Level 1
	6/30/2011	6/26/2010
Six Month Fixed Rate	$6,421	$—
International Bonds (Puerto Rican debt obligations)	—	1,250
Total	$6,421	$1,250

4.  INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2011	June 26, 2010
Raw Material and Supplies	$31,928	$27,251
Goods in Process and Finished Parts	23,938	19,136
Finished Goods	29,096	24,960
	84,962	71,347
LIFO Reserve	(26,173)	(25,191)
Net Inventory	$58,789	46,156

LIFO inventories were $15.4 million and $12.3 million at June 30, 2011 and June 26, 2010, respectively, such amounts being approximately $26.2 million and $25.2 million respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, on an annual basis resulted in a $1.0 million increase in cost of sales in fiscal 2011 compared to a $8.5 million reduction in cost of sales in fiscal 2010.

5. GOODWILL AND INTANGIBLES

The Company performed its annual goodwill impairment test for Kinemetric as of June 26, 2010.  During the second quarter 2010, the Company investigated whether there was a triggering event that would cause the Company to reevaluate impairment of goodwill and intangible assets as outlined in the accounting standard for goodwill and intangible assets.  The Company determined that there was a triggering event during the second quarter 2010 relating to the $1.1 million of goodwill on the acquisition of Kinemetric, which is the only reporting unit with goodwill.  The triggering event was the result of a decline in quarterly sales and the outlook for the markets served.  The Company performed the step one evaluation of the carrying value and tangible book value at Kinemetric using a discounted cash flow methodology, which resulted in an implied fair value of $2.4 million, which was greater than the carrying value of $1.5 million; therefore no impairment write-down was required. The Company also concluded that there was no impairment related to Kinemetric’s long lived tangible assets, based upon undiscounted cash flow projections.

Due to continued declines in Kinemetric’s results during the fourth quarter of fiscal year 2010, an impairment review was again performed on its long-lived assets and its goodwill. Based on the undiscounted cash flow projections, the carrying value of the long lived assets was deemed to be recoverable; accordingly, no impairment write-down was necessary. Projections of cash flow were generated for this asset group utilizing estimates from sales, operations, and finance to arrive at the projected cash flows.

To estimate the fair value of its Kinemetric reporting unit, the Company utilized an income approach. The income approach, specifically a discounted cash flow methodology, included assumptions for, among other factors, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

As the carrying value of Kinemetric exceeded its estimated fair value as of June 26, 2010, the Company performed the second step of the impairment analysis.  Step two of the impairment test requires the Company estimate the fair value of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that goodwill in the Kinemetric reporting unit was fully impaired, resulting in a $1.1 million impairment recorded in the fourth quarter.  The impairment charge was primarily the result of continued sales declines and the decline in the forecasted cash flows expected by the Company.

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

Due to continued declines in Tru-Stone’s results during the third quarter of fiscal year 2009, an impairment review was performed on its long-lived assets and its goodwill. Based on the undiscounted cash flows projection, the carrying value of the long lived assets was deemed to be recoverable; accordingly, no impairment write-down was necessary. Projections of cash flow were generated for this asset group utilizing estimates from sales, operations, and finance to arrive at the projected cash flows. A significant drop in sales growth rates could result in a future impairment charge.

To estimate the fair value of its Tru-Stone reporting unit, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among other factors, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

As the carrying value of Tru-Stone exceeded its estimated fair value as of March 28, 2009, the Company performed the second step of the impairment analysis for Tru-Stone. Step two of the impairment test requires the Company to estimate the fair value of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill in Tru-Stone’s reporting unit was fully impaired, resulting in a $5.3 million impairment recorded in the third quarter. Both step one and step two were performed by an independent third party appraiser under the supervision of management.  This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at March 28, 2009 and the decline in the estimated forecasted discounted cash flows expected by the Company.

As a result of the impairment described here, no goodwill balance remained as of June 30, 2011 and June 26, 2010.

The following tables present information about the Company’s intangible assets on the dates or for the periods indicated (in thousands):

	As of June 30, 2011			As of June 26, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other Intangible Assets	$6,276	$(6,045)	$231	$6,276	$(4,973)	$1,303

The estimated amortization of intangible assets is $188 thousand for fiscal 2012 and $44 thousand for fiscal 2013.

6. ACQUISITIONS AND INVESTMENTS

The Company entered into an investment agreement with a private software development company in the fourth quarter of fiscal 2010.  Under the agreement, the Company would invest $1.5 million over the subsequent twelve to eighteen months in exchange for 36% equity in the software development company.  The Company has invested $1.5 million through the end of fiscal 2011 and has recorded a $0.5 million loss under the equity method of accounting, which is included in fiscal 2011 in other income (expense) in the Consolidated Statement of Operations.  The $1.0 million net carrying value of the investment as of June 30, 2011 is included in other long term assets in the Consolidated Balance Sheet.  In August 2011, the Company guaranteed a loan of $500,000 between the private software development company and a lender.

7. PROPERTY, PLANT AND EQUIPMENT (in thousands):

	As of June 30, 2011
	Cost	Accumulated Depreciation	Net
Land	$1,444	$-	$1,444
Buildings and building improvements	43,289	(22,765)	20,524
Machinery and equipment	144,799	(110,502)	34,297
Total	$189,532	$(133,267)	$56,265

	As of June 26, 2010
	Cost	Accumulated Depreciation	Net
Land	$1,410	$—	$1,410
Buildings and building improvements	40,978	(20,777)	20,201
Machinery and equipment	135,084	(100,166)	34,918
Total	$177,472	$(120,943)	$56,529

Property held for sale for fiscal 2011 represents a building in Mt. Airy, NC.  Included in machinery and equipment are capital leases of $0.9 million as of June 30, 2011 and $0.9 million as of June 26, 2010 relating to domestic and Brazilian operations (Note 12). The accumulated amortization relating to these leases was $1.0 million and $0.7 million for fiscal 2011 and 2010, respectively. This equipment primarily represents factory machinery in its main plants. Operating lease expense was $1.5 million, $1.9 million and $1.6 million in fiscal 2011, 2010 and 2009, respectively. Operating lease payments for the next 5 years are as follows:

Year	In millions
2012	2.0
2013	1.4
2014	0.8
2015	0.1
2016	-
Thereafter	-

8. REORGANIZATIONS COSTS

In May of 2010, Sears informed the Company it would no longer be purchasing “Craftsman” brand measuring tapes from the Company’s Evans Rule subsidiary.  Evans Rule was the leading supplier of measuring tapes to Sears for over 30 years.  As a result of Sears’ decision, the Company incurred an inventory write-off of approximately $2.0 million, which was included in the Cost of Goods Sold on the Consolidated Statement of Operations for 2010.  Also in 2010, the Company determined $0.6 million of long-lived equipment was impaired by comparing undiscounted cash flows to carrying value. This adjustment was reported as Reorganization costs on the Consolidated Statement of Operations.  Sears represented net sales of $0, $4.5 million, and $8.2 million in fiscal years 2011, 2010 and 2009, respectively.  Management also performed an impairment analysis of remaining Evans Rule assets and determined no further impairment provision was necessary.

9. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2011	2010	2009
Interest income	$1,495	$334	$716
Interest expense and commitment fees	(257)	(484)	(844)
Foreign currency gain (loss), net	(748)	(67)	383
Other income (expense)	349	322	(188)
	$839	$105	$67

10. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	2011	2010	2009
Domestic operations	$(413)	$(7,295)	$(47,968)
Foreign operations	13,652	(2,046)	9,863
	$13,239	$(9,341)	$(38,105)

The amount of domestic taxable income (loss) (in thousands) for fiscal 2011, 2010 and 2009 amounted to $6,841, $(7,193) and $(14,709), respectively.

The provision (benefit) for income taxes consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$12	$-	$442
Foreign	6,818	3,699	3,293
State	164	30	77
Deferred
Federal	(177)	(815)	(16,148)
Foreign	(331)	(4,112)	(397)
State	(92)	(122)	(1,943)
	$6,394	$(1,320)	$(14,676)

A reconciliation of expected tax expense at the U.S. statutory rate to actual tax expense is as follows (in thousands):

	2011	2010	2009
Expected tax expense (benefit)	$4,501	$(3,176)	$(12,956)
Increase (decrease) from:

State taxes, net of federal benefit	(32)	(255)	(1,757)
Foreign taxes, net of federal credits	(227)	(76)	(319)
Change in valuation allowance	908	181	(308)
Return to provision and tax reserve adjustments (including Brazil tax settlement in fiscal 2010)	246	759	298
Foreign losses not benefited	771	1,042	295
Other permanent items	227	205	71
Actual tax expense (benefit)	$6,394	$(1,320)	$(14,676)

No valuation allowance has been recorded for the domestic federal NOL.  The Company believes the domestic liability for uncertain tax positions along with certain tax planning opportunities eliminate the need for any valuation allowance.  Specifically, the Company has tax planning strategies available that would generate $26.2 million of taxable income related to dis-electing the LIFO method of inventory valuation.

Conversely, a valuation allowance was provided in fiscal 2006 on state NOL’s as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the state level.  This valuation allowance has remained through fiscal 2011.  Similarly, a valuation allowance has been provided on certain foreign NOL’s due to the uncertainty of generating future taxable income. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOL’s and tax credits will be reevaluated periodically in the future as certain facts and assumptions change over time.

Deferred income taxes at June 30, 2011 and June 26, 2010 are attributable to the following (in thousands):

	2011	2010
Deferred assets (current):
Inventories	$4,598	$1,816
Employee benefits (other than pension)	548	276
Book reserves	954	1,208
	$6,100	$3,300

Deferred assets (long-term):
Federal NOL, carried forward	$7,438	$9,820
State NOL, various carryforward periods	1,039	962
Foreign NOL, various carried forward periods	1,583	914
Foreign tax credit carryforward, expiring 2012 - 2016	1,117	1,194
Pension benefit	3,980	5,589
Retiree medical benefits	4,615	4,562
Intangibles	3,813	3,553
Other	651	1,389
	$24,236	$27,983

Valuation reserve for state NOL, foreign NOL and foreign tax credits	$(2,829)	$(1,868)
Long-term deferred assets	$21,407	$26,115

Deferred liabilities (long-term):
Depreciation	(2,806)	(2,436)
	$(2,806)	$(2,436)
Net deferred tax assets	$24,701	$26,979

As of June 30, 2011 and June 26, 2010, the net long-term deferred tax asset and deferred tax liability respectively, on the balance sheet are as follows:

	2011	2010
Long-term liabilities	$(2,806)	$(2,436)
Long-term assets	21,407	26,115
	$18,601	$23,679

Foreign operations deferred assets (current) relate primarily to book reserves.

Foreign operations net deferred assets (long-term) relate primarily to pension benefits.

Amounts related to foreign operations included in the long-term portion of deferred liabilities relate primarily to depreciation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at June 28, 2008	$(8,522)
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	(618)
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—
Balance at June 27, 2009	$(9,140)
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	(234)
Decreases relating to settlements	242
Decreases resulting from the expiration of the statute of limitations	—
Balance at June 26, 2010	$(9,132)
Decreases for tax positions taken during a prior period	156
Increases for tax positions taken during the current period	(1,189)
Effect of exchange rate changes	(285)
Decreases resulting from the expiration of the statute of limitations	—
Balance at June 30, 2011	$(10,450)

The long term-taxes payable on the balance sheet as of June 30, 2011 and June 26, 2010 relate primarily to reserves for transfer pricing issues.

During the next 12 months, the Company expects that there is the possibility that there will be a decrease in the total amount of unrecognized tax benefits as a result of the passing of the related statute of limitations.  The Company recognizes interest expense related to income tax matters in income tax expense.

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

The Company is no longer subject to U.S. federal examination by the Internal Revenue Service for years prior to 2006.  As of June 30, 2011, the Company did have a state income tax audit in process.  There were no other local or federal income tax audits as of June 30, 2011.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, U.K., Germany, New Zealand, Dominican Republic and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  Brazil is subject to audit for the years 2007 – 2011.

The tax effected federal NOL carryforward of $7.4 million expires in the years 2026, 2029, and 2030. The tax benefit of state tax loss carryforwards of $1 million expire at various times over the next 5 years. The foreign tax credit carryforward of $1.1 million expires in the years 2012 through 2016.

No deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At June 30, 2011, the estimated amount of total unremitted earnings is $67.1 million. The Company has not disclosed the total amount of the unrecognized deferred taxes related to these earnings. Compiling the data necessary for such disclosure is not practical as it would involve an extensive study requiring the Company to go back many years to calculate the earnings and profits for a number of foreign subsidiaries.

11. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The UK plan was closed to new entrants in fiscal 2009.  The Company also has defined contribution plans.  In addition, certain U.S. employees participate in an Employee Stock Ownership Plan (ESOP). The Company makes periodic contributions to the ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the ESOP. Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan. The total cost of all such plans for fiscal 2011, 2010 and 2009, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $1.8 million, $11.3 million and $31.7 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plan amounting to $0.6 million, $0.5 million and $0.5 million in fiscal 2011, 2010 and 2009, respectively.

Under both U.S and U.K. defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the ESOP, consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is reasonable given prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.

The Company uses an expected long-term rate of return assumption of 8.0% for the U.S. domestic pension plan, and 6.0% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. The Company uses a discount rate assumption of 5.44% for the U.S. plan and 5.7% for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans.

Other than the discount rate, pension valuation assumptions are generally long-term and not subject to short-term market fluctuations, although they may be adjusted as warranted by structural shifts in economic or demographic outlooks.  Long-term assumptions are reviewed annually to ensure they do not produce results inconsistent with current market conditions. The discount rate is adjusted annually based on corporate investment grade (rated AA or better) bond yields as of the measurement date.

Based on the actuarial valuations performed on the Company’s defined benefit pension plans as of June 30, 2011; the U.S. plan remains appropriately funded and does not require minimum contributions to be made in the upcoming year.  The U.K. plan, however, will require payments of $1.7 million (£1.06 million) in minimum contributions prior to the end of fiscal 2012.

The Company’s overall investment strategy has been to achieve a long-term rate of return of 8.0%, with a wide diversification of asset types.  The table below sets forth the actual asset allocation for the assets within the Company’s plans.

Based upon the Company’s revised accounting policy, management will adjust its portfolio and return to realize a 60% fixed – 40% equity asset allocation and a 6% long-term rate return.  This policy change will minimize the market volatility in the future.

	2011	2010
Asset category:
Cash	3%	2%
Equities	60%	48%
Debt	34%	47%
Other	3%	3%
	100%	100%

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

The tables below show the portfolio by valuation category as of June 30, 2011 and June 26, 2010 (in thousands)..

June 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$3,941	$—	$—	$3,941	3%
Fixed Income	—	36,609	—	36,609	34%
Equities	36,989	28,134	—	65,123	60%
Other	—	2,874	—	2,874	3%
Total	$40,930	$67,617	$—	$108,547	100%

June 26, 2010
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$2,462	$—	$—	$2,462	2%
Fixed Income	1,605	45,739	—	47,344	48%
Equities	25,722	20,840	—	46,562	47%
Other	—	2,499	—	2,499	3%
Total	$29,789	$69,078	$—	$98,867	100%

U.S. and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$117,974	$96,167	$109,837
Service cost	2,278	1,707	2,090
Interest cost	6,541	6,532	6,754
Participant contributions	202	231	244
Exchange rate changes	2,683	(2,740)	(7,306)
Benefits paid	(5,307)	(5,349)	(6,017)
Actuarial (gain) loss	(4,480)	21,426	(9,435)
Benefit obligation at end of year	$119,891	$117,974	$96,167

Change in plan assets
Fair value of plan assets at beginning of year	$98,867	$90,864	$140,829
Actual return on plan assets	12,271	14,628	(38,015)
Employer contributions	625	483	511
Participant contributions	202	231	244
Benefits paid	(5,307)	(5,349)	(6,017)
Exchange rate changes	1,889	(1,990)	(6,688)
Fair value of plan assets at end of year	$108,547	$98,867	$90,864

	2011	2010	2009
Funded status at end of year
Funded status	$(11,344)	$(19,107)	$(5,303)
Net amount recognized	$(11,344)	$(19,107)	$(5,303)

Amounts recognized in statement of financial position
Current liability	$(23)	(24)	(23)
Noncurrent liability	(11,321)	(19,083)	(5,280)
Net amount recognized in statement of financial position	$(11,344)	$(19,107)	$(5,303)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income
Transition asset (obligation)	$-	$-	$-
Prior service credit (cost)	(585)	(834)	(1,217)
Accumulated gain (loss)	(2,450)	(11,668)	(7,808)
Amounts not yet recognized as a component of net periodic benefit cost	(3,035)	(12,502)	(9,025)
Accumulated contributions in excess of net periodic benefit cost	$(8,309)	$(6,605)	$3,722
Net amount recognized	$(11,344)	$(19,107)	$(5,303)

Components of net periodic (benefit) cost (Domestic and U. K.)
Service cost	$2,278	$1,707	$2,090
Interest cost	6,541	6,532	6,754
Expected return on plan assets	(7,305)	(6,672)	(10,157)
Amortization of prior service cost	249	381	414
Recognized actuarial (gain) or loss	(2)	9,370	32,491
Net periodic (benefit) cost	1,761	$11,318	$31,592

Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$-	$-	$-
Prior service cost	(234)	-	-
Net gain (loss)	(132)	-	-

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$36,971	117,974	28,225
Accumulated benefit obligation	36,971	113,511	28,225
Fair value of assets	29,970	98,867	23,738

U.S. Plan:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$81,678	$68,414	$69,310
Service cost	1,787	1,429	1,607
Interest cost	4,498	4,518	4,669
Participant contributions	-	-	-
Exchange rate changes	-	-	-
Benefits paid	(3,821)	(3,674)	(3,549)
Actuarial (gain) loss	(651)	10,991	(3,623)
Benefit obligation at end of year	$83,491	$81,678	$68,414

Weighted average assumptions benefit obligation
Discount rate	5.44%	5.37%	6.50%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$73,832	$67,126	$103,440
Actual return on plan assets	8,543	10,357	(32,788)
Employer contributions	23	23	23
Participant contributions	-	-	-
Benefits paid	(3,821)	(3,674)	(3,549)
Exchange rate changes	-	-	-
Fair value of plan assets at end of year	$78,577	$73,832	$67,126

	2011	2010	2009
Funded status at end of year
Funded status	$(4,914)	$(7,846)	$(1,288)
Net amount recognized	$(4,914)	$(7,846)	$(1,288)

Amounts recognized in statement of financial position
Noncurrent assets	$—	—	—
Current liability	(23)	(24)	(23)
Noncurrent liability	(4,891)	(7,822)	(1,265)
Net amount recognized in statement of financial position	$(4,914)	$(7,846)	$(1,288)

Weighted average assumptions – net periodic benefit cost
Discount rate	5.37%	6.50%	6.75%
Rate of compensation increase	2.64%	2.64%	3.25%
Return on Plan Assets	8.00%	8.00%	8.00%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income
Transition asset (obligation)	$-	$-	$-
Prior service credit (cost)	(585)	(834)	(1,107)
Accumulated gain (loss)	(4,572)	(8,038)	(6,615)
Amounts not yet recognized as a component of net periodic benefit cost	(5,157)	(8,872)	(7,722)
Accumulated contributions in excess of net periodic benefit cost	$243	$1,026	$6,434
Net amount recognized	$(4,914)	$(7,846)	$(1,288)

Components of net periodic (benefit) cost
Service cost	$1,787	$1,429	$1,607
Interest cost	4,498	4,518	4,669
Expected return on plan assets	(5,724)	(5,195)	(8,117)
Amortization of prior service cost	249	273	271
Amortization of transitional (asset) or obligation	-	—	—
Recognized actuarial (gain) or loss	(2)	4,405	32,491
Net periodic (benefit) cost	808	$5,430	$30,921

Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$-	$-	$-
Prior service cost	(234)	-	-
Net gain (loss)	4	-	-

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$571	81,678	472
Accumulated benefit obligation	571	77,215	472
Fair value of assets	-	73,832	-

U.K. Plan:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):
	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$36,296	$27,753	$40,527
Service cost	491	278	483
Interest cost	2,043	2,014	2,085
Participant contributions	202	231	244
Exchange rate changes	2,683	(2,740)	(7,306)
Benefits paid	(1,486)	(1,675)	(2,468)
Actuarial (gain) loss	(3,829)	10,435	(5,812)
Benefit obligation at end of year	$36,400	$36,296	$27,753

Weighted average assumptions benefit obligation
Discount rate	5.70%	5.40%	7.10%
Rate of compensation increase	3.30%	3.10%	3.00%

Change in plan assets
Fair value of plan assets at beginning of year	$25,035	$23,738	$37,389
Actual return on plan assets	3,728	4,271	(5,227)
Employer contributions	602	460	488
Participant contributions	202	231	244
Benefits paid	(1,486)	(1,675)	(2,468)
Exchange rate changes	1,889	(1,990)	(6,688)
Fair value of plan assets at end of year	$29,970	$25,035	$23,738

	2011	2010	2009
Funded status at end of year
Funded status	$(6,430)	$(11,261)	$(4,015)

Net amount recognized	$(6,430)	$(11,261)	$(4,015)

Amounts recognized in statement of financial position
Noncurrent assets	$—	—	—
Current liability	$-	-	-
Noncurrent liability	(6,430)	(11,261)	(4,015)
Net amount recognized in statement of financial position	$(6,430)	$(11,261)	$(4,015)

Weighted average assumptions – net periodic benefit cost
Discount rate	5.40%	7.10%	6.30%
Rate of compensation increase	3.10%	3.00%	3.70%
Return on Plan Assets	6.00%	6.50%	6.70%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income
Transition asset (obligation)	$-	$-	$-
Prior service credit (cost)	—	—	(110)
Accumulated gain (loss)	2,122	(3,630)	(1,193)
Amounts not yet recognized as a component of net periodic benefit cost	2,122	(3,630)	(1,303)
Accumulated contributions in excess of net periodic benefit cost	$(8,552)	$(7,631)	$(2,712)
Net amount recognized	$(6,430)	$(11,261)	$(4,015)

Components of net periodic (benefit) cost
Service cost	$491	$278	$483
Interest cost	2,043	2,014	2,085
Expected return on plan assets	(1,581)	(1,477)	(2,040)
Amortization of prior service cost	-	108	143
Amortization of transitional (asset) or obligation	-	-	-
Recognized actuarial (gain) or loss	-	4,965	-
Net periodic (benefit) cost	953	$5,888	$671

Estimated amounts that will be amortized from accumulated other comprehensive income over the next year
Initial net obligation(asset)	$-	$-	$-
Prior service cost	-	-	-
Net gain (loss)	(132)	-	-

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$36,400	$36,296	$27,753
Accumulated benefit obligation	36,400	36,296	27,753
Fair value of assets	29,970	25,035	23,738

Medical and Life Insurance Benefits-Retired Employees:	2011	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$11,603	$10,817	$10,843
Service cost	353	287	326
Interest cost	591	646	701
Benefits paid	(662)	(977)	(706)
Actuarial (gain) loss	(81)	830	(347)
Benefit obligation at end of year	$11,804	$11,603	$10,817

Weighted average assumptions – benefit obligations
Discount rate	5.44%	5.37%	6.50%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$-	$—	$—
Employer contributions	662	977	706
Benefits paid	(662)	(977)	(706)
Fair value of plan assets at end of year	$-	$—	$—

Amounts recognized in statement of financial position
Current post-retirement benefit liability	$(657)	$(681)	$(752)
Post-retirement benefit liability	(11,147)	(10,922)	(10,065)
Net amount recognized in consolidated balance sheet	$(11,804)	$(11,603)	$(10,817)

Weighted average assumptions – net periodic benefit cost
Discount rate	5.37%	6.50%	6.75%
Rate of compensation increase	2.64%	2.64%	3.25%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Prior service credit (cost)	2,793	3,699	4,604
Accumulated gain (loss)	(1,422)	(1,511)	(682)
Amounts not yet recognized as a component of net periodic benefit cost	1,371	2,188	3,922

Net periodic benefit cost in excess of accumulated contributions	$(13,175)	$(13,791)	$(14,739)
Net amount recognized	$(11,804)	$(11,603)	$(10,817)

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year
Prior service credit (cost)	$905	$905	$905
Net gain (loss)	(19)	(28)	-
	$886	$877	$905

Healthcare cost trend rate assumed for next year	9.70%	7.66%	9.00%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	5.00%
Year that the rate reached the rate at which it is assumed to remain	2027	2027	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2011	2010	2009
Effect on total of service and interest cost	$104	$105	$106
Effect on postretirement benefit obligation	1,067	1,079	950
	1% Decrease
	2011	2010	2009
Effect on total of service and interest cost	$(87)	$(89)	$(90)
Effect on postretirement benefit obligation	(915)	(923)	(816)

For fiscal 2012, the Company expects no contributions (required or discretionary) to the qualified domestic pension plan, $23 thousand to the nonqualified domestic pension plan, $1,701 thousand to the U.K. pension plan, and $657 thousand to the retiree medical and life insurance plan.

	2011	2010	2009
Components of net periodic benefit cost (benefit)
Service cost	$353	$287	$326
Interest cost	591	646	701
Amortization of prior service cost	(905)	(905)	(905)
Recognized actuarial gain	10	—	—
Net periodic benefit cost	$49	$28	$122

Future pension and other benefit payments are as follows:

Fiscal Year	Pension	Other Benefits
2012	$5,820	$657
2013	5,970	659
2014	6,168	664
2015	6,373	686
2016	6,564	706
2017-2021	36,550	4,139

12. DEBT

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	June 30, 2011	June 26, 2010
Short-term and current maturities
Loan and Security Agreement	$8,000	$1,700
Short-term foreign credit facility	27	738
Capitalized leases	211	258
	$8,238	$2,696
Long-term debt
Capitalized leases	$721	$706
Total	$8,959	$3,402

On June 30, 2009, the Company and certain of the Company’s subsidiaries entered into a $23.0 million Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A.

The Credit Facility replaced a previous Bank of America facility with a $23.0 million line of credit.  The interest rate under the Credit Facility is based upon a grid which uses the ratio of Funded Debt/EBITDA to determine the floating margin that will be added to one-month LIBOR.  The current rate is one-month LIBOR plus 1.5%.  As of June 30, 2011, this rate was 1.69%.  The effective interest rate on the loan and security agreement through June 30, 2011 was 1.8%.  The New Credit Facility matures on April 30, 2012.

The obligations under the New Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the Subsidiaries.  Triggering events are two consecutive quarters of failure to achieve the financial covenants described below.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million.  In addition, the Company anticipates that it will not need to fully utilize the amounts available to the Company and the Subsidiaries under the Credit Facility.  As of June 30, 2011, the Company had borrowings of $8.0 million under this facility. A 0.25% commitment fee is charged on the unused portion of the line of credit.

The Company has three standby letters of credit totaling $0.4 million which reduce the $23 million available line of credit to $22.6 million.  As of June 30, 2011, the Company has approximately $14.7 million available in the line of credit.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default.  Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the New Credit Facility, accrued interest and all other obligations. The material financial covenants of the Loan and Security Agreement are 1) achieve a minimum EBITDA of $3.5 million on a trailing twelve month basis (EBITDA covenant expired March 2011), 2) achieve a minimum Tangible Net Worth of $130 million excluding any pension liability, 3) incur no more than $10.0 million for capital expenditures on a fiscal year basis, and 4) maintain a Debt Service Coverage Ratio of a minimum of 1:25 to 1. As of June 30, 2011, the Company was in compliance with each of these financial covenants.

13. COMMON STOCK

Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together. As of June 30, 2011 and June 26, 2010, the Company held 1,668,945 and 1,689,870, respectively, of treasury shares.

Under the Company’s employee stock purchase plans (ESPP), the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised. No options were exercisable at fiscal year ends. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 28, 2008	34,239	$15.74	695,339
Options granted ($14.17 and $7.51)	76,519	9.86	(76,519)
Options exercised ($13.26 and $6.55)	(7,010)	11.08
Options canceled	(42,401)		42,401
Balance, June 27, 2009	61,347		661,221
Options granted ($8.73)	24,330	8.73	(24,330)
Options exercised ($7.81 and $7.95)	(2,937)	7.88
Options canceled	(21,656)		21,656
Balance, June 26, 2010	61,084		658,547
Options granted ($7.70, $11.05 and $8.83)	69,078	8.99	(69,078)
Options exercised ($9.29 and $7.51)	(33,098)	7.65
Options canceled	(23,055)		23,055
Balance, June 30, 2011	74,009		612,524

The following information relates to outstanding options as of June 30, 2011:

Weighted average remaining life	1.3 years
Weighted average fair value on grant date of options granted in:
2009	4.74
2010	4.59
2011	3.01

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 40.5 – 56.6%, interest – 0.6 – 0.8%, and expected lives - 2 years. Compensation expense of $62,100, $66,800 and $64,300 has been recorded for fiscal 2011, 2010 and 2009, respectively. It is not anticipated that future compensation expense related to ASC 718 will vary materially from this amount under the current employee stock purchase plan.

14. CONTINGENCIES

The Company is involved in some matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial statements.

15. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 30, 2011. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The Company’s operations are primarily in North America, Brazil and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2011	2010	2009
Sales
United States	$136,257	$101,305	$104,410
North America (other than U.S.)	12,406	10,134	10,034
United Kingdom	27,480	23,616	28,135
Brazil	94,859	77,955	71,666
Eliminations and other	(26,161)	(9,348)	(10,586)
Total	$244,841	$203,662	$203,659

Long-lived Assets
United States	$60,210	$69,264	$59,148
North America (other than U.S.)	501	651	648
United Kingdom	3,802	3,580	4,316
Brazil	15,910	14,213	15,191
Other and eliminations	2,813	2,025	2,215
Total	$83,236	$89,733	$81,518

QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)

Quarter Ended (1)	Net Sales	Gross Margin	Earnings (loss) Before Income Taxes	Net Earnings	Basic (loss) Earnings Per Share
Sep. 2009	$40,573	$8,875	$(6,513)	$(4,391)	$(0.66)
Dec. 2009	50,535	14,744	(516)	(1,572)	(0.24)
Mar. 2010	48,643	14,376	(763)	(1,081)	(0.16)
Jun. 2010	63,911	18,377	(1,549)	(977)	(0.15)
	$203,662	$56,372	$(9,341)	$(8,021)	$(1.20)
Sep. 2010	$57,539	$19,283	$2,260	$1,267	$0.19
Dec. 2010	57,290	19,289	3,459	1,694	0.25
Mar. 2011	58,763	19,553	2,991	2,319	0.35
June 2011	71,249	23,675	4,529	1,565	0.23
	$244,841	$81,800	$13,239	$6,845	$1.02

(1) Fiscal 2010 has been adjusted to reflect the change in pension accounting.

The Company’s Class A common stock is traded on the New York Stock Exchange.

16. SUBSEQUENT EVENTS

The Company evaluated June 30, 2011 financial statements for subsequent events through September 13, 2011, the date of the financial statements were available to be issued and noted no material events.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2011 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our internal assessment, the Company considers the prior year’s identified control deficiencies related to financial reporting resources and system controls, with the exception of tax accounting and reporting, to no longer constitute a material weakness within the Company’s control over its financial reporting process.  However, the Company feels that the process surrounding the tax accounting and reporting process, while improved, failed to reach the threshold as of our fiscal year end on June 30, 2011 where it would no longer be considered a material weakness.

In the fourth quarter of fiscal year 2011, the Company took the following actions to address its tax accounting and reporting process:  1) increased the support and participation of the Company’s external tax consultant, 2) developed a more detailed and comprehensive income tax calculation model; and, 3) performed a detailed review of the significant tax accounts worldwide.  Plans for FY 2012 include:  developing a standardized format for the quarterly reporting of subsidiary tax balances and assigning an internal resource to work with the Company’s external consultant and review tax accounting and reporting under U.S. GAAP.  It is management’s belief that these additional steps, in conjunction with those already implemented in FY 2011, will be effective in the remediation of this material weakness in the upcoming fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The L.S. Starrett Company

We have audited The L.S. Starrett Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The L.S. Starrett Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on The L.S. Starrett Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: a weakness in the income tax accounting and reporting process.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The L.S. Starrett Company has not maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Company as of June 30, 2011 and June 26, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2011 financial statements, and this report does not affect our report dated September 13, 2011, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plan with respect to the material weakness included in Management’s Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
September 13, 2011

Item 9B - Other Information
None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance
The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 12, 2011 (the “2011 Proxy Statement”), which will be mailed to stockholders on or about September 12, 2011. The information in that portion of the 2011 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	59	2001	President and CEO and Director
Francis J. O’Brien	64	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	58	2000	Vice President Sales
Stephen F. Walsh	65	2001	Senior Vice President Operations and Director

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

Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2011 Proxy Statement, and is hereby incorporated by reference.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2007 Employees’ Stock Purchase Plan (“2007 Plan”) as of June 30, 2011. The 2007 Plan was approved by stockholders at the Company’s 2007 annual meeting and shares of Class A or Class B common stock may be issued under the 2007 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	74,009	7.65	612,524
Equity compensation plans not approved by security holders	—	—	—
Total	74,009	7.65	612,524

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2011 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2011 Proxy Statement. These portions of the 2011 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s 2011 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2011 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules
(a)  1.      Financial statements filed in Item 8 of this annual report:

                Consolidated Balance Sheets at June 30, 2011 and June 26, 2010

                Consolidated Statements of Operations for each of the three years in the period ended June 30, 2011.

                Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2011.

                Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2011.

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

(b)      See Exhibit Index below.

(c)      Not applicable.

Schedule II

The L.S. Starrett Company
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs (1)	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2011	$607	$405	$(106)	$(490)	$416
Year Ended June 26, 2010	678	88	21	(180)	607
Year Ended June 27, 2009	701	451	(21)	(453)	678

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

3a	Restated Articles of Organization dated December 20, 1989, filed with Form 10-Q for the quarter ended December 23, 1989, are hereby incorporated by reference.

3b	Bylaws as amended through June 1, 2011, filed herewith.

4
Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 25, 2010, is hereby incorporated by reference.

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

11	Earnings per share (not considered necessary – no difference in basic and diluted per share amounts).

18	Preferability Letter, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

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
Date: Sept. 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 13, 2011 President and CEO and Director	Salvador de Camargo, Jr., Sept. 13, 2011 President, Starrett Industria e Comercio Ltda, Brazil Director

/S/RALPH G. LAWRENCE	/S/TERRY A. PIPER
Ralph G. Lawrence, Sept. 13, 2011	Terry A. Piper, Sept. 13, 2011
Director	Director

/S/RICHARD B. KENNEDY	/S/ROBERT L. MONTGOMERY, JR.
Richard B. Kennedy, Sept. 13, 2011	Robert L. Montgomery, Jr., Sept. 13, 2011
Director	Director

/S/DAVID R. NORTH	/S/STEPHEN F. WALSH
David R. North, Sept. 13, 2011	Stephen F Walsh, Sept. 13, 2011
Corporate Controller	Senior Vice President Operations and Director

/S/DAVID A. LEMOINE
David A. Lemoine, Sept. 13, 2011
Director