Form 10-Q
period 2011-09-30
STARRETT L S CO
filed 2011-11-08
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 31, 2011

Class A Common Share	5,974,069

Class B Common Shares	776,437

THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets - September 30, 2011 (unaudited) and June 30, 2011	3

		Condensed Consolidated Statements of Operations - three months ended September 30, 2011 and September 25, 2010 (unaudited)	4

		Condensed Consolidated Statements of Stockholders' Equity - three months ended September 30, 2011 and September 25, 2010 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows - three months ended September 30, 2011 and September 25, 2010 (unaudited)	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	12

Part II.	Other information:

	Item 1A.	Risk Factors	13

	Item 5.	Other Information	13-14

	Item 6.	Exhibits	14

SIGNATURES

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands of dollars except share data)

	September 30, 2011	June 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$16,448	$21,572
Investments	6,234	6,421
Accounts receivable (less allowance for doubtful accounts of $1,186 and $416, respectively)	40,769	45,567
Inventories	60,447	58,789
Current deferred income tax asset	6,144	6,100
Prepaid expenses and other current assets	5,701	5,494
Total current assets	135,743	143,943

Property, plant and equipment, net	52,565	56,265
Property held for sale	788	788
Intangible assets, net	184	231
Other assets	888	951
Long-term taxes receivable	3,655	3,594
Long-term deferred income tax asset, net	21,198	21,407
Total assets	$215,021	$227,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$9,856	$8,238
Accounts payable and accrued expenses	18,695	22,030
Accrued salaries and wages	6,156	7,129
Total current liabilities	34,707	37,397
Long-term taxes payable	10,306	10,450
Deferred income taxes	2,804	2,806
Long-term debt	614	721
Postretirement benefit and pension liability	22,464	22,467
Total liabilities	70,895	73,841

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized); 5,956,408 outstanding on 9/30/2011 and 5,933,059 outstanding on 6/30/2011	5,956	5,933
Class B Common stock $1 par (10,000,000 shares authorized); 787,604 outstanding on 9/30/2011 and 800,868 outstanding on 6/30/2011	788	801
Additional paid-in capital, as adjusted (Note 9)	51,545	51,411
Retained earnings, as adjusted (Note 9)	98,729	97,154
Accumulated other comprehensive loss	(12,892)	(1,961)
Total stockholders' equity	144,126	153,338
Total liabilities and stockholders’ equity	$215,021	$227,179

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands of dollars except per share data) (unaudited)

	3 Months Ended
	9/30/2011	9/25/2010

Net sales	$63,384	$57,539
Cost of goods sold	41,794	38,256
Gross margin	21,590	19,283
% of Net sales	34.1%	33.5%

Selling, general and administrative expenses	19,663	17,206

Operating income	1,927	2,077

Other income	1,824	183

Earnings before income taxes	3,751	2,260

Income tax expense	1,502	993

Net earnings	$2,249	$1,267

Basic and diluted earnings per share	$0.33	$0.19

Average outstanding shares used in per share calculations (in thousands):
Basic	6,740	6,684
Diluted	6,755	6,699

Dividends per share	$0.10	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended September 30, 2011 and September 25, 2010
(in thousands of dollars except per share data) (unaudited)

					Accumulated
	Common Stock Outstanding		Additional		Other
	($1 Par)		Paid-in	Retained	Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 26, 2010	$5,859	$821	$50,373	$93,006	$(17,677)	$132,382
Correction of accounting for stock-based compensation (Note 9)			548	(548)		-
Balance June 26, 2010, as adjusted	$5,859	$821	$50,921	$92,458	$(17,677)	$132,382
Comprehensive income (loss):
Net earnings				1,267		1,267
Minimum pension liability, net					(9)	(9)
Translation gain, net					4,194	4,194
Total comprehensive income						5,452
Dividends ($0.06 per share)				(401)		(401)
Treasury shares:
Issued	8		65			73
Issuance of stock under ESPP			18			18
Conversion	10	(10)				-

Balance September 25, 2010, as adjusted	$5,877	$811	$51,004	$93,324	$(13,492)	$137,524

Balance June 30, 2011, as adjusted	$5,933	$801	$51,411	$97,154	$(1,961)	$153,338
Comprehensive income (loss):
Net earnings				2,249		2,249
Minimum pension liability, net					(16)	(16)
Translation loss, net					(10,915)	(10,915)
Total comprehensive loss						(8,682)
Dividends ($0.10 per share)				(674)		(674)
Treasury shares:
Issued	10		96			106
Issuance of stock under ESPP			38			38
Conversion	13	(13)				-

Balance September 30, 2011	$5,956	$788	$51,545	$98,729	$(12,892)	$144,126

Cumulative Balance:
Translation loss					$(12,145)
Amounts not recognized as a component of net periodic benefit cost					(747)
					$(12,892)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (unaudited)

	3 Months Ended
	9/30/2011	9/25/2010

Cash flows from operating activities:
Net earnings	$2,249	$1,267
Non-cash operating activities:
Depreciation	2,305	2,429
Amortization	47	312
Net long-term tax payable	122	60
Deferred taxes	(107)	167
Unrealized transaction (gains)	(20)	(88)
Retirement benefits	400	(297)
Equity loss on investment	54	---
Working capital changes:
Receivables	801	(4,700)
Inventories	(5,881)	(352)
Othr current assets	(566)	194
Other current liabilities	(2,520)	1,994
Prepaid pension cost and other	304	(103)
Net cash (used in) provided by operating activities	(2,812)	883

Cash flows from investing activities:
Additions to property, plant and equipment	(1,649)	(1,035)
Proceeds from sale of investments	---	1,250
Net cash (used in) provided by investing activities	(1,649)	215

Cash flows from financing activities:
Proceeds from short-term borrowings	1,549	1,484
Short-term debt repayments	(9)	(678)
Proceeds from long-term borrowings	137	---
Long-term debt repayments	(116)	(67)
Proceeds from common stock issued	106	73
Dividends paid	(674)	(401)
Net cash provided by financing activities	993	411

Effect of exchange rate changes on cash	(1,656)	976

Net (decrease) increase in cash	(5,124)	2,485
Cash, beginning of period	21,572	20,478
Cash, end of period	$16,448	$22,963

Supplemental cash flow information:

Interest paid	$68	$75
Taxes paid, net	$1,667	$589

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

Note 1:    Basis of Presentation

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

During the three months ended September 30, 2011, the Company fully reserved for a receivable from a foreign customer in the amount of $831,000 due to increased uncertainty in the ability and willingness of the customer to repay its balance. The Company is pursuing various options to recover the amount it is owed, however, there is no assurance that it will be successful in doing so.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements which includes a change in the Company’s method of accounting for defined benefit pension costs.  Results of operations for the three months ended September 25, 2010 presented herein have been retroactively adjusted for this accounting change.

The Company has evaluated all events or transactions that occurred after September 30, 2011 through the date of issuance of these financial statements.  The Company did not have any material recognizable or non-recognizable subsequent events.

Note 2:    Summary of Significant Accounting Policies

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 to amend fair value measurements and related disclosures; the guidance becomes effective on a prospective for interim and annual periods beginning after December 15, 2012. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance is not expected to have any impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to amend the presentation of comprehensive income in financial statements. This guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of our consolidated financial statements, but it will not change the items that must be reported in other comprehensive income. The guidance must be applied retrospectively and is effective for the first quarter of 2013. We are in the process of evaluating the presentation options required by this ASU.

Note 3:    Investments

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

As of September 30, 2011 and June 30, 2011, the Company’s Level 1 financial assets were as follows (in thousands):

	Level 1
	9/30/2011	6/30/2011
Six Month Fixed Rate Deposit	$6,234	$6,421

As of September 30, 2011 and June 30, 2011, the Company did not have any level 2 or 3 financial assets.

Note 4:    Inventories

          Inventories consist of the following (in thousands):

	September 30, 2011	June 30, 2011
Raw Material and Supplies	$31,799	$31,928
Goods in Process and Finished Parts	23,947	23,938
Finished Goods	31,461	29,096
	87,207	84,962
LIFO Reserve	(26,760)	(26,173)
Inventories	$60,447	$58,789

LIFO inventories were $16.0 million and $15.4 million at September 30, 2011 and June 30, 2011, respectively, such amounts being approximately $26.8 million and $26.2 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.6 million increase in cost of sales for the three months ended September 30, 2011 compared to a $0.3 million reduction in cost of sales in the three months ended September 25, 2010.

Note 5:    Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months
	Ended September
	2011	2010
Service cost	$575	$573
Interest cost	1,664	1,611
Expected return on plan assets	(1,652)	(1,814)
Amortization of prior service cost	59	(2)
Amortization of net (gain) loss	(1)	-
	$645	$368

Net periodic benefit costs for the Company's postretirement medical plan consists of the following (in thousands):

	Three Months
	Ended September
	2011	2010
Service cost	$96	$92
Interest cost	156	151
Amortization of prior service benefit	(226)	(226)
Amortization of unrecognized actuarial loss	5	7
	$31	$24

The Company’s pension plans use fair value as the market-related value of plan assets and recognize actuarial gains or losses in other comprehensive income/(loss).  Net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation will be recognized in net periodic (benefit) cost as of the plan measurement date, which is the same as the fiscal year end of the Company.

Note 6:    Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	September 30,	June 30,
	2011	2011
Notes payable and current maturities
Loan and Security Agreement	$9,500	$8,000
Short-term foreign credit facility	59	27
Capitalized leases	297	211
	$9,856	$8,238
Long-term debt
Capitalized leases	614	721
	$10,470	$8,959

The material financial covenants of the Loan and Security Agreement are 1) achieve a minimum Tangible Net Worth of $130 million excluding any pension liability, 2) incur no more than $10.0 million for capital expenditures on a fiscal year basis, and 3) maintain a Debt Service Coverage Ratio of a minimum of 1.25 to 1.  As of September 30, 2011, the Company was in compliance with each of these financial covenants.

The effective interest rate on the Loan and Security Agreement for the three-months ended September 30, 2011 was 2.1%.

Note 7:    Income Tax

The Company provides for income taxes on an interim basis based on an estimate of the effective tax rate for the year.  This estimate is reassessed on a quarterly basis.  Discrete tax items are accounted for in the quarterly period in which they occur.

The effective tax rate for the first quarter of fiscal 2012 was 40.0%.  Discrete items impacting the effective tax rate included an adjustment of $132,000 to increase the Company’s liability for uncertain tax positions related to a proposed state income tax settlement as well as an adjustment of $84,000 to decrease the deferred tax balances due to a reduction in the UK tax rate.

The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in numerous jurisdictions.  The Company’s domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses.  Additionally, the amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. As of September 30, 2011, the Company had one state income tax audit in progress.  There were no other local or federal income tax audits in progress as of September 30, 2011.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  Brazil is subject to audit for the years 2007 – 2011.

Other than the adjustment for a proposed state tax settlement referred to above, the Company has identified no new uncertain tax positions during the three month period ended September 30, 2011 for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that the domestic liability for uncertain tax positions along with certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards.

Note 8:    Financial Instruments

The fair carrying value amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.  The fair value of our variable rate debt approximates its carrying amount.

Note 9:    Prior Period Adjustment

During the first quarter of fiscal 2012, the Company determined that its retained earnings balance was overstated due to an error in the method of calculating compensation expense imputed under the employee stock option plan which had accumulated over a period of years. These errors, which arose in periods prior to July 1, 2011, are not considered to be material to previously issued financial statements.  In order to correct these immaterial errors, the Company has revised the accompanying balance sheet as of the earliest period presented (June 26, 2010), to decrease retained earnings by $548,000 and to increase additional paid in capital by the same amount. No adjustments were required to be made to the accompanying fiscal 2011 statements of operations and cash flows as such adjustments were deemed to be immaterial.

 ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and September 25, 2010

Overview

During the first quarter of fiscal 2012, the Company continued to drive sales growth globally.  Net sales increased $5.9 million or 10% from $57.5 million in fiscal 2011 to $63.4 million in fiscal 2012.  Operating income declined $0.2 million as a gross margin improvement of $2.3 million was more than offset by a $2.5 million increase in selling, general and administrative expenses.  Profit before tax increased $1.5 million largely due to favorable foreign exchange rates.  Net income was $2.2 million or $0.33 per share in fiscal 2012 compared to $1.3 million or $0.19 per share in fiscal 2011.

Net Sales

Net sales in North America increased $1.5 million or 5% from $28.4 million to $29.9 million.  Strong sales growth for precision tools and optical equipment mitigated a decline in revenue from custom granite products.  International sales increased $4.4 million or 15% from $29.1 million to $33.5 million with both Brazil and Scotland posting gains of 13% and 27%, respectively.  Exchange rate fluctuations represented approximately $2.4 million or 55% of the International sales gain.

Gross Margin

Gross margins improved $2.3 million with sales volume and margin improvement representing $1.9 million and $0.4 million, respectively.  North American gross margin increased a modest $0.2 million as improved efficiencies in our major manufacturing facilities were offset by a $1.1 million unfavorable swing in LIFO inventory valuation.  International gross margins improved $2.3 million led by increased sales in Brazil and Scotland.  Exchange rate fluctuations represented $0.8 million or 35% on the International gross margin improvement.

Selling, General and Administrative Expenses

Selling general and administrative expenses increased $2.4 million or 14% with a specifically identified International provision for bad debt of $0.8 million and exchange rate fluctuations of $0.7 million representing 63% of the consolidated expense increase.  North American expenses decreased $0.3 million or 3% due to lower employee benefit costs.  Including the $1.5 million International expenses discussed above, International expenses increased an additional $1.2 million due to higher selling expense, particularly in Brazil.

Other Income

Other income posted a positive profit variance in fiscal 2012 compared to fiscal 2011 of $1.6 million principally due to favorable exchange rates as the Brazilian Real weakened against the US dollar.

Earnings Before Taxes

Earnings before taxes in fiscal 2012 increased $1.5 million compared to fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months
	9/30/2011	9/30/2010

Cash (used in) provided by operating activities	$(2,812)	$883
Cash (used in) provided by investing activities	(1,649)	215
Cash provided by financing activities	993	411
Effect of exchange rate changes on cash	(1,656)	976

Net (decrease) increase in cash	$(5,124)	$2,485

Increases in profitability as well as lower short term debt payments were more than offset by increases in working capital and resulted in a decrease of net cash of $5.1 million during the three months ended September 30, 2011.  The net difference of $7.6 million in comparison with the same period one year ago is primarily due to increases in inventory and reduced levels of accounts payable and accrued expenses.  Additionally the first quarter of fiscal 2011 benefited from a $1.2 million liquidation of investment assets.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million Loan and Security Agreement, of which, $9.5 million was outstanding as of September 30, 2011.  Availability under the agreement is further reduced by open letters of credit totaling $0.4 million. The Loan and Security Agreement matures in April of 2012 and the Company expects to be able to renew its credit facility prior to its expiration.  The Loan and Security Agreement was modified in the second quarter of fiscal 2010 at which time certain financial covenants were amended.  As of September 30, 2011, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.  The effective interest rate on the Loan and Security Agreement during the three months ended September 30, 2011 was 2.1%.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2011, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s remediation of the material weakness that existed as of June 30, 2011, and which was noted in Item 9A of the Company’s 2011 Annual Report on Form 10-K filed on September 14, 2011, is not complete as of September 30, 2011. As part of the plan an internal resource was assigned with the responsibility of managing the Company’s internal tax related processes and coordinating the tax calculation process with the Company’s external consultant. This part of the remediation plan is considered complete as of the end of the first quarter fiscal 2012.

PART II.                    OTHER INFORMATION

ITEM 1A.                   RISK FACTORS

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2011. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2011.

In addition to the risk factors outlined in Form 10-K, management has developed a plan to remediate a material weakness over financial reporting, which is described in Part I, Item 4 in this Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 5.                      OTHER INFORMATION

Directors’ Vote at Annual Meeting
Voting Results of 2011 Annual Stockholder Meeting

The 2011 Annual Stockholder Meeting of the Company was held on October 12, 2011.  The Company’s stockholders voted on the election of Ralph G. Lawrence, Salvador de Camargo, Jr and Stephen F. Walsh as Class III Directors of the Company, each to hold office for a term of three years and until his successor is chosen and qualified.  At the meeting, Mr. Lawrence, Mr. Camargo and Mr. Walsh were each elected as Class III Directors for a term of three years ending at the 2014 Annual Stockholder Meeting.

Stockholders of record at the close of business on August 17, 2011 were entitled to vote at the meeting. On that date, the Company had outstanding and entitled to vote 5,936,383 shares of Class A Common Stock (the “Class A Stock”) and 803,950 shares of Class B Common Stock (the “Class B Stock”). Each outstanding share of Class A Stock entitles the record holder thereof to one vote and each outstanding share of Class B Stock entitles the record holder thereof to ten votes. The holders of Class A Stock are entitled to elect 25% of the Company’s directors to be elected at each meeting and such holders voting together with the holders of Class B Stock as a single class are entitled to elect the remaining directors to be elected at the meeting. Except for the foregoing and except as provided by law, all actions submitted to a vote of stockholders are voted on by the holders of Class A and Class B Stock voting together as a single class. The Company’s Board of Directors is divided into three classes with one class to be elected at each annual meeting of stockholders.  Mr. Lawrence was elected by the holders of Class A Stock voting as a single class.  Mr. Camargo and Mr. Walsh were elected by the holders of Class A Stock and Class B Stock voting together as a single class.

Below are the results of the voting of the holders of Class A Stock voting as a single class:

Nominee	For	Against	Abstentions
Ralph G. Lawrence	2,793,921	1,077,376	1,565,456

Below are the results of the voting of the holders of Class A Stock and Class B Stock voting together as a single class:

Nominee	For	Against	Abstentions
Salvadore de Camargo, Jr	8,368,645	1,213,072	4,394,166

Stephen F. Walsh	8,312,299	1,269,418	4,394,166

The stockholders also voted on two other items at the meeting.

1.	An advisory vote to approve the compensation of the Company’s named executive officers. The result was 8,365,691 votes for, 392,457 votes against, 823,569 votes abstaining and no votes withheld.

2.	An advisory vote on the frequency of future votes relating to executive compensation. The result of this vote was:

1 Year	2 Years	3 Years	Abstain
2,204,455	234,089	6,114,448	1,028,715

ITEM 6.                      EXHIBITS

31a	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31b	Certification of Principal Financial Officer pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from L. S. Starrett’s Quarterly Report on Form 10-Q for the quarter ended September 30,  2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv)the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 8, 2011	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	November 8, 2011	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO