Form 10-Q
period 2011-12-31
STARRETT L S CO
filed 2012-02-07
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 31, 2012

Class A Common Shares	5,967,512

Class B Common Shares	797,700

 THE L. S. STARRETT COMPANY

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2011 (unaudited)	June 30, 2011 (audited)

ASSETS
Current assets:
Cash	$11,204	$21,572
Investments	6,217	6,421
Accounts receivable (less allowance for doubtful accounts of $1,164 and $416, respectively)	41,590	45,567
Inventories	70,075	58,789
Current deferred income tax asset	6,199	6,100
Prepaid expenses and other current assets	6,839	5,494
Total current assets	142,124	143,943

Property, plant and equipment, net	54,091	56,265
Goodwill	2,950	-
Intangible assets, net	9,439	231
Taxes receivable	3,663	3,594
Deferred tax asset, net	21,190	21,407
Other assets	1,728	1,739
Total assets	$235,185	$227,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$14,326	$8,238
Accounts payable and accrued expenses	20,168	22,030
Accrued salaries and wages	5,091	7,129
Total current liabilities	39,585	37,397
Deferred tax liabilities	2,851	2,806
Other tax obligations	10,277	10,450
Long-term debt	14,745	721
Postretirement benefit and pension liabilities	22,691	22,467
Total liabilities	90,149	73,841

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized); 5,977,176 outstanding on 12/31/2011 and 5,933,059 outstanding on 6/30/2011	5,977	5,933
Class B Common stock $1 par (10,000,000 shares authorized); 782,620 outstanding on 12/31/2011 and 800,868 outstanding on 6/30/2011	783	801
Additional paid-in capital, as adjusted (Note 11)	51,723	51,411
Retained earnings, as adjusted (Note 11)	99,768	97,154
Accumulated other comprehensive loss	(13,215)	(1,961)
Total stockholders' equity	145,036	153,338
Total liabilities and stockholders’ equity	$235,185	$227,179

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2011	12/25/2010	12/31/2011	12/25/2010

Net sales	$62,219	$57,290	$125,603	$114,829
Cost of goods sold	40,112	38,001	81,906	76,257
Gross margin	22,107	19,289	43,697	38,572
% of Net sales	35.5%	33.7%	34.8%	33.6%

Selling, general and administrative expenses	18,907	16,184	38,570	33,390

Operating income	3,200	3,105	5,127	5,182

Other income	34	354	1,858	537

Earnings before income taxes	3,234	3,459	6,985	5,719

Income tax expense	1,519	1,765	3,021	2,758

Net earnings	$1,715	$1,694	$3,964	$2,961

Basic and diluted earnings per share	$.25	$.25	$.59	$.44

Average outstanding shares used in per share calculations:
Basic	6,754	6,691	6,747	6,687
Diluted	6,768	6,714	6,762	6,706

Dividends per share	$.10	$.08	$.20	$.14

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended December 31, 2011 and December 25, 2010
(in thousands except per share data) (unaudited)

	Common Stock		Additional		Accumulated Other
	Outstanding		Paid-in	Retained	Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 26, 2010	$5,859	$821	$50,373	$93,006	$(17,677)	$132,382
Correction of accounting for stock-based compensation (Note 11)			548	(548)		-
Balance June 26, 2010, as adjusted	$5,859	$821	$50,921	$92,458	$(17,677)	$132,382
Comprehensive income:
Net earnings				2,961		2,961
Minimum pension liability, net					(17)	(17)
Translation gain, net					4,985	4,985
Total comprehensive income						7,929
Dividends ($0.14 per share)				(936)		(936)
Issuance of stock under ESOP	12		104			116
Issuance of stock under ESPP		2	54			56
Conversion	19	(19)				-

Balance December 25, 2010, as adjusted	$5,890	$804	$51,079	$94,483	$(12,709)	$139,547

Balance June 30, 2011, as adjusted	$5,933	$801	$51,411	$97,154	$(1,961)	$153,338
Comprehensive income (loss):
Net earnings				3,964		3,964
Minimum pension liability, net					(31)	(31)
Translation loss, net					(11,223)	(11,223)
Total comprehensive loss						(7,290)
Dividends ($0.20 per share)				(1,350)		(1,350)
Issuance of stock under ESOP	17		159			176
Issuance of stock under ESPP		9	153			162
Conversion	27	(27)				-

Balance December 31, 2011	$5,977	$783	$51,723	$99,768	$(13,215)	$145,036

Cumulative Balance:
Translation loss					$(12,453)
Amounts not recognized as a component of net periodic benefit cost					(762)
					$(13,215)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (unaudited)

	6 Months Ended
	12/31/2011	12/25/2010

Cash flows from operating activities:
Net earnings	$3,964	$2,961
Non-cash operating activities:
Depreciation	4,504	4,659
Amortization	146	624
Other tax obligations	105	104
Deferred taxes	(125)	247
Unrealized transaction gains	(29)	(113)
Equity (gain) loss on investment	(23)	418
Working capital changes:
Receivables	1,767	(1,617)
Inventories	(14,098)	(3,617)
Other current assets	(1,689)	(2,763)
Other current liabilities	(3,023)	(1,144)
Prepaid pension cost, retirement benefits and others	1,321	500
Net cash (used in) provided by operating activities	(7,180)	259

Cash flows from investing activities:
Business acquisition, net of cash acquired	(15,187)	-
Additions to property, plant and equipment	(5,688)	(2,433)
Proceeds from sale of investments	-	1,250
Investment in private software development company	-	(600)
Net cash used in investing activities	(20,875)	(1,783)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,942	3,385
Short-term debt repayments	(25)	(788)
Proceeds from long-term borrowings	14,547	-
Long-term debt repayments	(300)	(130)
Proceeds from common stock issued	257	139
Dividends paid	(1,350)	(936)
Net cash provided by financing activities	19,071	1,670

Effect of exchange rate changes on cash	(1,384)	1,001

Net (decrease) increase in cash	(10,368)	1,147
Cash, beginning of period	21,572	20,478
Cash, end of period	$11,204	$21,625

Supplemental cash flow information:

Interest paid	$196	$89
Taxes paid, net	$3,082	$1,834

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2011

Note 1:                      Basis of Presentation

The financial statements have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

During the first quarter of fiscal 2012, the Company fully reserved for a receivable from a foreign customer in the amount of $831,000 due to increased uncertainty in the ability and willingness of the customer to repay its balance. The Company is pursuing various options to recover the amount it is owed, however, there is no assurance that it will be successful in doing so.

As discussed further in Note 4, on  November 22, 2011, the Company acquired all the assets of Bytewise Development Corporation.  The results of operations for this acquired business are included in the Company’s results of operations as presented herein since such date.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements which includes a change in the Company’s method of accounting for defined benefit pension costs.  Results of operations for the six months ended December 25, 2010 presented herein have been retroactively adjusted for this accounting change.

The Company has evaluated and disclosed subsequent events or transactions that occurred after December 31, 2011 through the date of issuance of these financial statements.

Note 2:                      Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 to amend fair value measurements and related disclosures; the guidance becomes effective on a prospective basis for interim and annual periods beginning after December 15, 2012. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance is not expected to have any impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to amend the presentation of comprehensive income in financial statements. This guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of our consolidated financial statements, but it will not change the items that must be reported in other comprehensive income. The guidance must be applied retrospectively and is effective for the first quarter of fiscal 2013. We are in the process of evaluating the presentation options required by this ASU.

Note 3:                      Plant Closing

The Company closed its Dominican Republic facility effective December 31, 2011.  The decision to close the facility was the result of the previously disclosed Sears decision to no longer purchase “Craftsman” brand measuring tapes from The Company.  The Company incurred approximately $0.3 million expense in the fiscal 2012 second quarter related to closure costs for severance and assets write-offs.  The costs are included in the Condensed Consolidated Statements of Operations in costs of sales, selling, general and administrative expenses and other income and expense are ($0.1) million $0.2 million, and $0.1 million, respectively.

Note 4:                      Business Acquisition

On November 22, 2011 a wholly-owned subsidiary of  the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Bytewise Development Corporation (“Bytewise”) pursuant to which the wholly-owned subsidiary of the Company purchased all of the assets of Bytewise for $15.5 million in cash plus the assumption of certain liabilities.  The asset purchase was financed through a term loan under the Company’s existing security agreement.  The Purchase Agreement contains customary representations and warranties and covenants. In connection with the Purchase Agreement, $1.55 million of the purchase price was placed into escrow to support the indemnification obligations of Bytewise and its shareholders.  Under the Purchase Agreement, the former owners of Bytewise will be entitled to a 40% share of any profits from Bytewise’s operations over the next three years so long as they remain employed by the Company.  The Company has accrued for such profit sharing as an expense based on Bytewise’s profits since the date of acquisition.

Bytewise designs, develops and manufactures non-contact, industrial measurement systems and software that capture the external geometric profile of a product and analyze that data to meet measurement and/or quality control requirements.

The acquisition was accounted for under the acquisition method of accounting.  The total purchase price was allocated to Bytewise’s net tangible assets and identifiable intangible assets based on their estimated fair value as of November 22, 2011.  The preliminary allocation of the purchase price is based upon management’s preliminary valuation and the Company’s estimates and assumptions and is subject to change within the measurement period as the valuation is finalized.  Prior to the end of the measurement period for finalizing the purchase price allocation, any changes will be included in the purchase price allocation retrospectively.

The table below presents the allocation of the preliminary purchase price to the acquired net assets of Bytewise (in thousands):

Cash	$302
Accounts receivable	1,918
Inventories	1,771
Other current assets	75
Intangibles	9,300
Goodwill	2,950
Other long-term assets	58
Accounts payable	(352)
Accrued compensation costs	(194)
Accrued Expenses	(339)
Cash paid to sellers	$15,489

Acquisition costs were expensed as incurred and totaled approximately $97 thousand for the three and six months ended December 31, 2011, which is included in general and administrative expenses.

The preliminary estimates for definite-lived amortizable intangible assets acquired include approximately $4.95 million for customer relationships, $1.48 million for trademarks and trade names, $2.01 million for completed technology, $0.6 million for non-compete agreements and $0.26 million for order backlog.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful life, and the preliminary weighted-average amortization period is 9.3 years.

The acquisition was completed on November 22, 2011 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.  For the three months ended December 31, 2011, the Bytewise acquisition resulted in an additional $1.0 million of consolidated revenue and had an insignificant impact on net earnings.

Supplemental Pro Forma Information

The following information reflects the Bytewise acquisition as if the transaction had occurred as of the beginning of the Company’s fiscal 2011.  The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Bytewise been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated pro forma data (in thousands except per share amounts):

	3 Months Ended		6 Months Ended
	12/31/2011	12/25/2010	12/31/2011	12/25/2010

Unaudited consolidated pro forma revenue	$63,919	$60,860	$129,491	$120,210
Unaudited consolidated pro forma net income	$1,999	$2,384	$4,433	$3,846
Unaudited consolidated pro forma diluted earnings per share	$.30	$.36	$.66	$.57

Note 5:                      Fair Value Measurements

The Company categorizes its financial assets and liabilities accounted for on a recurring basis at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Such financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

o
Level 1 – Accounts whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

o
Level 2 – Accounts whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

o
Level 3 – Accounts whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions a market participant would use in pricing the asset.

As of December 31, 2011 and June 30, 2011, the Company’s Level 1 financial assets were as follows (in thousands):

	12/31/2011	6/30/2011
Six Month Fixed Rate Deposit	$6,217	$6,421

As of December 31, 2011 and June 30, 2011, the Company did not have any liabilities accounted for at fair value nor any Level 2 or 3 financial assets accounted for at fair value.

The carrying value amounts of cash, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.  The fair value of the variable rate and long term debts approximates its carrying amount.

Note 6:                      Inventories

          Inventories consist of the following (in thousands):

	December 31, 2011	June 30, 2011
Raw Material and Supplies	$36,218	$31,928
Goods in Process and Finished Parts	25,922	23,938
Finished Goods	33,967	29,096
	96,107	84,962
LIFO Reserve	(26,032)	(26,173)
Inventories	$70,075	$58,789

LIFO inventories were $20.3 million and $15.4 million at December 31, 2011 and June 30, 2011, respectively, or approximately $26.0 million and $26.2 million, respectively, less than their respective balances if costed on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.1 million decrease in cost of sales for the six months ended December 31, 2011 compared to a $0.6 million reduction in cost of sales in the six months ended December 25, 2010.  The use of LIFO, as compared to FIFO, resulted in a $0.8 million reduction in cost of sales for the three months ended December 31, 2011 compared to a $0.2 million reduction in cost of sales in the three months ended December 25, 2010.

Note 7:                      Goodwill and Intangibles

The following represents the change in the carrying amount of goodwill for the three months ended December 31, 2011 (in thousands):

Balance at September 30, 2011	$-
Acquisition of Bytewise	2,950
Balance at December 31, 2011	$2,950

Definite-lived intangible assets consist of the following (in thousands):

	December 31, 2011	June 30, 2011

Non-Compete Agreement	600	-
Trademarks and Trade Names	1,480	-
Completed Technology	2,010	-
Customer Relationships	4,950	-
Backlog	260	-
Other intangible assets	6,276	6,276
Total	15,576	6,276
Accumulated Amortization	(6,137)	(6,045)
Total Net Balance	9,439	231

Definite-lived intangible assets will be amortized on a straight-line basis over the period of expected economic benefit.  Amortization expense of $52 thousand was incurred on the Bytewise acquisition assets as of December 31, 2011.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology, and 8 years for customer relationships.

The estimated aggregate amortization expense for the remainder of fiscal 2012, for each of the next five years and thereafter, is as follows (in thousands:

2012 Remainder of year	$854
2013	$1,045
2014	$1,001
2015	$1,001
2016	$1,001
2017	$1,001
Thereafter	$3,538

Note 8:                      Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2011	12/25/2010	12/31/2011	12/25/2010
Service cost	$572	$575	$1,147	$1,149
Interest cost	1,650	1,618	3,314	3,229
Expected return on plan assets	(1,656)	(1,820)	(3,308)	(3,634)
Amortization of prior service cost	58	-	117	(2)
Amortization of net gain	(1)	(1)	(2)	(1)
	$623	$372	$1,268	$741

Net periodic benefit costs for the Company's postretirement medical plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2011	112/25/2010	12/31/2011	12/25/2010
Service cost	$96	$92	$192	$184
Interest cost	156	151	312	302
Amortization of prior service benefit	(227)	(226)	(453)	(453)
Amortization of unrecognized actuarial loss	5	7	10	14
	$30	$24	$61	$47

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

Note 9:                      Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	December 31, 2011	June 30, 2011
Notes payable and current maturities
Loan and Security Agreement	$12,600	$8,000
Current portion of Term Note	1,261	-
Short-term foreign credit facility	70	27
Capitalized leases	395	211
	$14,326	$8,238
Long-term debt
Term Note	14,136	-
Capitalized leases	609	721
	14,745	721
	$29,071	$8,959

The material financial covenants of the Loan and Security Agreement are 1)  achieve a minimum Tangible Net Worth of $120 million excluding any pension liability, 2) incur no more than $15.0 million for capital expenditures on a fiscal year basis,  3) maintain a Debt Service Coverage Ratio of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of December 31, 2011, the Company was in compliance with each of these financial covenants.

The effective interest rate on the short-term borrowings under the Loan and Security Agreement for the six-months ended December 31, 2011 was 1.89%.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan is subject to the same financial covenants as the Loan and Security Agreement.

Note 10:                    Income Tax

The Company is subject to U.S. federal income tax and various state, local and foreign income taxes in numerous jurisdictions.  The Company’s domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses.  Additionally, the amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

The Company provides for income taxes on an interim basis based on an estimate of the effective tax rate for the year.  This estimate is reassessed on a quarterly basis.  Discrete tax items are accounted for in the quarterly period in which they occur.

The effective tax rate for the second quarter of fiscal 2012 was 47.0%.  The effective tax rate for the second quarter of 2011 was 51.0%.  For the first half of 2012 the effective tax rate was 43.2% and for the first half of 2011 it was 48.5%.  Discrete items impacting the fiscal 2012 effective tax rate included  a state audit adjustment of $132,000 to increase the Company’s liability for uncertain tax positions related to a proposed state income tax settlement as well as an adjustment of $84,000 to decrease the deferred tax asset balance due to a reduction in the UK tax rate.

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. As of December 31, 2011, the Company had one state income tax audit in progress.  There were no other local or federal income tax audits in progress as of December 31, 2011.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  Brazil is subject to audit for the years 2007 – 2011.

Other than the adjustment for a proposed state tax settlement referred to above,  the Company has identified no new uncertain tax positions during the six month period ended December 31, 2011 for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to the domestic liability for uncertain tax positions along with certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards.

Note 11:                    Prior Period Adjustment

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 and December 25, 2010

Overview

Demand remained strong in the second quarter of fiscal 2012, as both North America and International groups posted sales gains compared to the same period in fiscal 2011.  Net sales increased $4.9 million or 9% from $57.3 million in fiscal 2011 to $62.2 million in fiscal 2012.  Operating income increased $0.1 million as a gross margin improvement of $2.8 million more than offset a $2.7 million increase in selling, general and administrative expenses.

Net Sales

Net sales in North America increased $3.9 million or 14% from $27.8 million to $31.7 million.  All major North American divisions registered sales gains, with particularly strong performances in precision tools, saws and custom granite products.  Bytewise, acquired on November 22, 2011, contributed $1.0 million to the improved performance.  International net sales increased $1.0 million or 3% from $29.5 million to $30.5 million with gains of $0.6 and $0.9 from Scotland and China, respectively.  This offset a $0.4 million decline in Brazil.  Exchange rate fluctuations had an unfavorable net impact of $0.3 million.

Gross Margin

Gross margin increased $2.8 million and improved from 33.7% of sales in fiscal 2011 to 35.5% of sales in fiscal 2012 with sales volume and margin improvement representing $1.7 million and $1.1 million, respectively.  North American gross margins increased $1.9 million or 22% from $8.5 million or 31% of sales in fiscal 2011 to $10.4 million or 33% of sales in fiscal 2012.  Improved efficiencies in our major manufacturing facilities and a $0.6 million favorable swing in LIFO valuation were the key factors contributing to the margin improvement in North America. The Bytewise acquisition contributed $0.5 million to the higher gross margin.  International gross margin increased $0.9 million principally due to improved efficiencies in China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million or 17%.  North American expenses increased $0.5 mullion principally due to higher salaries, fringe benefits and travel.  International expenses increased $2.2 million or 29%.  Higher salaries and benefits, advertising, promotion and research and development expenses represented $1.3 million of the increase.  The remainder of the comparative increase was due to a $0.9 million reduction in fiscal 2011 expenses related to the Company prevailing on an outstanding non-income tax lawsuit with the Brazilian government.

Other Income

Other income declined $0.4 million due primarily to lower interest income in fiscal 2012.

Six Months Ended December 31, 2011 and December 25, 2010

Overview

A pattern of balanced global growth continued through the first half of fiscal 2012 compared to fiscal 2011 with sales gains realized equally in North America and International.  Net sales increased $10.8 million or 9% from $114.8 million in fiscal 2011 to $125.6 million in fiscal 2012.  Operating income remained level at $5.2 million as a $5.1 million gain in gross margin was offset by a $5.1 million increase in selling, general and administrative expenses.

Net Sales

Net sales in North America increased $5.4 million or 10% from $56.2 million in fiscal 2011 to $61.6 million in fiscal 2012 as a result of a strong revenue performance for precision tools and $1.0 million attributable to the Bytewise acquisition..  International net sales increased $5.4 million or 9% from $58.6 million in fiscal 2011 to $64.0 million in fiscal 2012 based upon increases of $2.3 and $2.1 million in Brazil and Scotland, respectively.  Exchange rate fluctuations had a  favorable net impact of $0.3 million.

Gross Margin

Gross margin increased $5.1 million or 13% and improved from 33.6% of sales to 34.8% of sales with sales volume and margin improvement representing $3.6 and $1.5 million, respectively.  North American gross margins increased $2.1 million or 12% from $17.3 million or 31% of sales in fiscal 2011 to $19.4 million or 31% of sales in fiscal 2012.  The principal reasons for the North American margin improvement were higher plant utilization and improved efficiencies that more than offset a $0.5 million unfavorable swing in LIFO valuations.  International gross margin increased $3.0 million or 14% based upon improved manufacturing efficiencies in all locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.1 million or 16%.  North American expenses increased $0.2 million or 1%.  An increase of $0.3 million or 4% for personnel and benefit costs, mostly related to the Bytewise acquisition, was offset by the culmination of intangible assets amortization related to the 2006 acquisition of Tru Stone.  International expenses increased $4.9 million or 31%, as a result of a $1.1 million increase in salaries and benefits; increased sales and marketing expenses of $0.5 and $0.8 million, respectively, a $0.8 million provision for bad debt and the absence of any benefit comparable to a $0.9 million reduction in fiscal 2011 expenses related to the Company prevailing in an outstanding non-income tax lawsuit with the Brazilian government.

Other Income

Other income increased $1.3 million from $0.5 million in fiscal 2011 to $1.8 million in fiscal 2012 principally due to favorable exchange rates as the Brazilian Real weakened against the US dollar.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months
	12/31/2011	12/31/2010

Cash (used in) provided by operating activities	$(7,180)	$259
Cash used in investing activities	(20,875)	(1,783)
Cash provided by financing activities	19,071	1,670
Effect of exchange rate changes on cash	(1,384)	1,001

Net (decrease) increase in cash	$(10,368)	$1,147

Cash declined $10.4 million in the first half of fiscal 2012 principally due to higher inventory levels.  The inventory increase of $14.1 million ($11.5 million net of foreign exchange fluctuations) is a timing issue related to inventory build up to reduce our backlog, extended lead time for certain raw materials and incremental inventory to support fiscal 2012 third quarter promotions.   The increase in investing and financing activities relates to the $15.5 million acquisition of Bytewise.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million Loan and Security Agreement, of which, $12.6 million was outstanding as of December 31, 2011.  Availability under the agreement is further reduced by open letters of credit totaling $0.4 million. The Loan and Security Agreement matures in April of 2012 and the Company expects to be able to renew its credit facility prior to its expiration.  The Loan and Security Agreement was modified in the second quarter of fiscal 2012 at which time certain financial covenants were amended.  As of December 31, 2011, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.  The effective interest rate on the short term borrowings under the Loan and Security Agreement during the six months ended December 31, 2011 was 1.89%.

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

ITEM 4.                     CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2011, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s remediation of the material weakness that existed as of June 30, 2011, and which was noted in Item 9A of the Company’s 2011 Annual Report on Form 10-K filed on September 14, 2011, is not complete as of December 31, 2011. As part of the plan an internal resource was assigned with the responsibility of managing the Company’s internal tax related processes and coordinating the tax calculation process with the Company’s external consultant. This part of the remediation plan was considered complete as of the end of the first quarter fiscal 2012.

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

101
The following materials from L. S. Starrett’s Quarterly Report on Form 10-Q for the quarter ended December 31,  2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv)the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 7, 2012	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	February 7, 2012	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO