Form 10-Q
period 2012-03-31
STARRETT L S CO
filed 2012-05-08
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2012

Class A Common Share	6,012,589

Class B Common Shares	757,945

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets - March 31, 2012 (unaudited) and June 30, 2011	3

		Condensed Consolidated Statements of Operations - Three and nine months ended March 31, 2012 and March 26, 2011 (unaudited)	4

		Condensed Consolidated Statements of Stockholders' Equity - nine months ended March 31, 2012 and March 26, 2011(unaudited)	5

		Condensed Consolidated Statements of Cash Flows - nine months ended March 31, 2012 and March 26, 2011(unaudited)	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other information:

	Item 1A.	Risk Factors	17

	Item 6.	Exhibits	17

SIGNATURES			18

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2012 (unaudited)	June 30, 2011 (audited)

ASSETS
Current assets:
Cash	$14,358	$21,572
Investments	6,405	6,421
Accounts receivable (less allowance for doubtful accounts of $1,189 and $416, respectively)	40,097	45,567
Inventories	74,530	58,789
Current deferred income tax asset	6,197	6,100
Prepaid expenses and other current assets	7,340	5,494
Total current assets	148,927	143,943

Property, plant and equipment, net	55,081	56,265
Intangible assets, net	8,974	231
Taxes receivable	3,636	3,594
Deferred tax asset, net	20,762	21,407
Goodwill	3,034	-
Other assets	1,777	1,739
Total assets	$242,191	$227,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$2,390	$8,238
Accounts payable and accrued expenses	20,320	22,030
Accrued salaries and wages	6,013	7,129
Total current liabilities	28,723	37,397
Deferred tax liabilities	2,699	2,806
Other tax obligations	9,837	10,450
Long-term debt	29,453	721
Postretirement benefit and pension liabilities	22,988	22,467
Total liabilities	93,700	73,841

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized); 6,006,516 outstanding on 3/31/2012 and 5,933,059 outstanding on 6/30/2011	6,007	5,933
Class B Common stock $1 par (10,000,000 shares authorized); 758,696 outstanding on 3/31/2012 and 800,868 outstanding on 6/30/2011	759	801
Additional paid-in capital, as adjusted (Note 11)	51,827	51,411
Retained earnings, as adjusted (Note 11)	100,661	97,154
Accumulated other comprehensive loss	(10,763)	(1,961)
Total stockholders' equity	148,491	153,338
Total liabilities and stockholders’ equity	$242,191	$227,179

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2012	3/26/2011	3/31/2012	3/26/2011

Net sales	$64,540	$58,763	$190,143	$173,592
Cost of goods sold	43,085	39,210	124,991	115,467
Gross margin	21,455	19,553	65,152	58,125
% of Net sales	33.2%	33.3%	34.3%	33.5%

Selling, general and administrative expenses	18,674	17,868	57,244	51,258
Gain on sale of building	-	(1,350)	-	(1,350)

Operating income	2,781	3,035	7,908	8,217

Other (expense) / income	(550)	(44)	1,308	493

Earnings before income taxes	2,231	2,991	9,216	8,710

Income tax expense	661	672	3,682	3,430

Net earnings	$1,570	$2,319	$5,534	$5,280

Basic and diluted earnings per share	$0.23	$0.35	$0.82	$0.79

Average outstanding shares used in per share calculations:
Basic	6,764	6,698	6,753	6,691
Diluted	6,799	6,724	6,788	6,712

Dividends per share	$0.10	$0.08	$0.30	$0.22

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended March 31, 2012 and March 26, 2011
(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 26, 2010	$5,859	$821	$50,373	$93,006	$(17,677)	$132,382
Correction of accounting for stock-based compensation (Note 11)			548	(548)		-
Balance June 26, 2010, as adjusted	$5,859	$821	$50,921	$92,458	$(17,677)	$132,382
Comprehensive income:
Net earnings				5,280		5,280
Minimum pension liability, net					(26)	(26)
Translation gain, net					7,182	7,182
Total comprehensive income						12,436
Dividends ($0.22 per share)				(1,472)		(1,472)
Issuance of stock under ESOP	17		156			173
Issuance of stock under ESPP		2	68			70
Conversion	34	(34)				-

Balance March 26, 2011, as adjusted	$5,910	$789	$51,145	$96,266	$(10,521)	$143,589

Balance June 30, 2011, as adjusted	$5,933	$801	$51,411	$97,154	$(1,961)	$153,338
Comprehensive income (loss):
Net earnings				5,534		5,534
Minimum pension liability, net					(2)	(2)
Translation loss, net					(8,800)	(8,800)
Total comprehensive loss						(3,268)
Dividends ($0.30 per share)				(2,027)		(2,027)
Issuance of stock under ESOP	23		223			246
Issuance of stock under ESPP		9	193			202
Conversion	51	(51)				-

Balance March 31, 2012	$6,007	$759	$51,827	$100,661	$(10,763)	$148,491

Cumulative Balance:
Translation loss					$(10,030)
Amounts not recognized as a component of net periodic benefit cost					(733)
					$(10,763)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (unaudited)

	9 Months Ended
	3/31/2012	3/26/2011

Cash flows from operating activities:
Net earnings	$5,534	$5,280
Gain on sale of building	-	(1,350)
Non-cash operating activities:
Depreciation	6,775	7,010
Amortization	697	936
Other tax obligations	(358)	107
Deferred taxes	284	47
Unrealized transaction (gains)/losses	(30)	(137)
Equity (gain) loss on investment	(117)	541
Working capital changes, net of effects from business acquisition:
Receivables	1,698	(3,308)
Inventories	(17,554)	(7,268)
Other current assets	(819)	(2,298)
Other current liabilities	(1,300)	(2,013)
Prepaid pension cost, retirement benefits and others	1,386	617
Net cash used in operating activities	(3,804)	(1,836)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(15,070)	-
Additions to property, plant and equipment	(8,391)	(4,051)
Proceeds from sale of investments	-	1,250
Investment in private software development company	-	(950)
Proceeds from sale of building	-	3,262
Net cash used in investing activities	(23,461)	(489)

Cash flows from financing activities:
Proceeds from line of credit borrowings	9,195	4,887
Short-term debt repayments	(104)	(1,303)
Proceeds from long-term borrowings	14,534	-
Long-term debt repayments	(678)	(202)
Proceeds from common stock issued	327	196
Dividends paid	(2,027)	(1,472)
Net cash provided by financing activities	21,247	2,106

Effect of exchange rate changes on cash	(1,196)	1,575

Net (decrease) increase in cash	(7,214)	1,356
Cash, beginning of period	21,572	20,478
Cash, end of period	$14,358	$21,834

Supplemental cash flow information:

Interest paid	$452	$245
Income taxes paid, net	$3,493	$3,357

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2012

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements which includes a change in the Company’s method of accounting for defined benefit pension costs.  Results of operations for the three and nine months ended March 26, 2011 presented herein have been retroactively adjusted for this accounting change.

The Company has evaluated and disclosed subsequent events or transactions that occurred after March 31, 2012 through the date of issuance of these financial statements.

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

Note 3:       Plant Closing

The Company closed its Dominican Republic facility effective December 31, 2011.  The decision to close the facility was the result of the previously disclosed Sears decision to no longer purchase “Craftsman” brand measuring tapes from the Company.  The Company incurred approximately $0.3 million expense in total closure costs which were recorded in the fiscal 2012 second quarter and related to closure severance and assets write-offs.  The costs included in the Condensed Consolidated Statements of Operations in costs of sales, selling, general and administrative expenses and other income and expense are ($0.1) million $0.2 million, and $0.1 million, respectively.

Note 4:       Business Acquisition

On November 22, 2011 a wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Bytewise Development Corporation (“Bytewise”) pursuant to which the wholly-owned subsidiary of the Company purchased all of the assets of Bytewise for $15.4 million in cash plus the assumption of certain liabilities.  The asset purchase was financed through a term loan under the Company’s existing security agreement.  The Purchase Agreement contains customary representations and warranties and covenants. In connection with the Purchase Agreement, $1.55 million of the purchase price was placed into escrow to support the indemnification obligations of Bytewise and its shareholders.  Under the Purchase Agreement, the former owners of Bytewise will be entitled to a 40% share of any profits from Bytewise’s operations over the next three years so long as they remain employed by the Company.  The Company has accrued for such profit sharing as an expense based on Bytewise’s results of  operations since the date of acquisition.

Bytewise designs, develops and manufactures non-contact, industrial measurement systems and software that capture the external geometric profile of a product and analyze that data to meet measurement and/or quality control requirements.

The acquisition was accounted for under the acquisition method of accounting.  The total purchase price was allocated to Bytewise’s net tangible assets and identifiable intangible assets based on their estimated fair value as of November 22, 2011.  The preliminary allocation of the purchase price is based upon management’s initial valuation and the Company’s estimates and assumptions and is subject to change within the measurement period as the valuation is finalized.  Prior to the end of the measurement period for finalizing the purchase price allocation, any changes will be included in the purchase price allocation retrospectively.

The table below presents the preliminary allocation of the purchase price to the acquired net assets of Bytewise (in thousands):

Cash	$298
Accounts receivable	1,897
Inventories	1,674
Other current assets	74
Intangibles	9,300
Goodwill	3,034
Other long-term assets	69
Accounts payable	(379)
Accrued compensation costs	(270)
Accrued expenses	(329)
Cash paid to sellers	$15,368

Acquisition costs were expensed as incurred and totaled approximately $24 thousand and $121 thousand for the three and nine months ended March 31, 2012 respectively, which are included in selling, general and administrative expenses.

The estimates for definite-lived amortizable intangible assets acquired include approximately $4.95 million for customer relationships, $1.48 million for trademarks and trade names, $2.0 million for completed technology, $0.6 million for non-compete agreements and $0.26 million for order backlog.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives. The preliminary weighted-average amortization period is 9.3 years.

The acquisition was completed on November 22, 2011 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.  For the three and nine months ended March 31, 2012, the Bytewise acquisition resulted in an additional $1.8 million and $2.8 million, respectively, of consolidated revenue and had an insignificant impact on net earnings.

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

The following table represents select unaudited consolidated pro forma data (in thousands except per share amounts):

	3 Months Ended	9 Months Ended
	3/26/2011	3/31/2012	3/26/2011

Unaudited consolidated pro forma revenue	$60,065	$194,031	$180,275
Unaudited consolidated pro forma net income	$1,844	$5,597	$4,962
Unaudited consolidated pro forma diluted earnings per share	$0.27	$0.82	$0.74

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

As of March 31, 2012 and June 30, 2011, the Company’s Level 1 financial assets were as follows (in thousands):

	3/31/2012	6/30/2011
Nine Month Fixed Rate Deposit	$6,405	$6,421

As of March 31, 2012 and June 30, 2011, the Company did not have any liabilities accounted for at fair value nor any Level 2 or 3 financial assets accounted for at fair value.

The carrying value amounts of cash, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.  The fair value of the notes payable and long term debts approximates its carrying amount.

Note 6:                      Inventories

          Inventories consist of the following (in thousands):

	March 31,2012	June 30, 2011
Raw Material and Supplies	$36,685	$31,928
Goods in Process and Finished Parts	28,005	23,938
Finished Goods	36,757	29,096
	101,447	84,962
LIFO Reserve	(26,917)	(26,173)
Inventories	$74,530	$58,789

LIFO inventories were $19.8 million and $15.4 million at March 31, 2012 and June 30, 2011, respectively, or approximately $26.9 million and $26.2 million, respectively, less than their respective balances if costed on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.7 million increase in cost of sales for the nine months ended March 31, 2012 compared to a $0.1 million increase in cost of sales in the nine months ended March 26, 2011.  The use of LIFO, as compared to FIFO, resulted in a $0.9 million increase in cost of sales for the three months ended March 31, 2012 compared to a $0.6 million increase in cost of sales in the three months ended March 26, 2011.

Note 7:                      Goodwill and Intangibles

The following represents the change in the carrying amount of goodwill (in thousands):

Balance at December 31, 2011	$2,950
Adjustment to Preliminary Estimate	84
Balance at March 31, 2012	$3,034

Amortizable intangible assets consist of the following (in thousands):

	March 31, 2012	June 30, 2011
Non-Compete Agreement	$600	$-
Trademarks and Trade Names	1,480	-
Completed Technology	2,010	-
Customer Relationships	4,950	-
Backlog	260	-
Other intangible assets	6,416	6,276
Total	15,716	6,276
Accumulated Amortization	(6,742)	(6,045
Total Net Balance	$8,974	$231

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.  Amortization expense of $504 thousand was recorded on the Bytewise acquisition assets as of March 31, 2012.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology, 8 years for customer relationships and .5 years for Backlog.

The estimated aggregate amortization expense for the remainder of fiscal 2012, for each of the next five years and thereafter, is as follows (in thousands):

2012 Remainder of year	$374
2013	$1,071
2014	$1,029
2015	$1,029
2016	$1,029
2017	$1,013
Thereafter	$3,429

Note 8:                      Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2012	3/26/2011	3/31/2012	3/26/2011
Service cost	$573	$575	$1,720	$1,724
Interest cost	1,656	1,618	4,970	4,847
Expected return on plan assets	(1,654)	(1,820)	(4,962)	(5,454)
Amortization of prior service cost	59	(1)	176	(3)
Amortization of net gain	(1)	-	(3)	(1)
	$633	$372	$1,901	$(1,113)

Net periodic benefit costs for the Company's postretirement medical plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2012	3/26/2011	3/31/2012	3/26/2011
Service cost	$96	$92	$288	$276
Interest cost	155	151	467	453
Amortization of prior service benefit	(226)	(226)	(679)	(679)
Amortization of unrecognized actuarial loss	4	7	14	21
	$29	$24	$90	$71

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

Note 9:                      Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	March 31, 2012	June 30, 2011
Notes payable and current maturities
Line of Credit	$-	$8,000
Current portion of Term Note	1,275	-
Short-term foreign credit facility	714	27
Capitalized leases	401	211
	$2,390	$8,238
Long-term debt
Line of credit	15,100	-
Term Note	13,811	-
Capitalized leases	542	721
	29,453	721
	$31,843	$8,959

The material financial covenants of the Loan and Security Agreement (Line of Credit) are 1)  maintain a minimum Tangible Net Worth of $120 million excluding any pension liability, 2) purchase no more than $15.0 million in capital expenditures on a fiscal year basis,  3) maintain a Debt Service Coverage Ratio of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of March 31, 2012, the Company was in compliance with each of these financial covenants.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine-months ended March 31, 2012 was 1.91%.

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

The Company completed the negotiations for a new Loan and and Security Agreement (Line of Credit) and executed the new agreement as of April 25, 2012.  The new Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015.  The new agreement continues the current line of $23.0 million and interest rate of LIBOR plus 1.5%.  The material financial covenants of the new Loan and Security Agreement are: 1) total liabilities cannot exceed 85% of tangible net worth, 2) purchase no more than $15.0 million in capital expenditures on a fiscal year basis, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  Based upon the terms of the newly amended Security and Loan Agreement, the Line of Credit has been reclassified to long-term debt in fiscal 2012 as the Agreement has a maturity greater than one year and meets all of the criteria necessary to be so classified.

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

The effective tax rate for the third quarter of fiscal 2012 was 29.6%.  The effective tax rate for the third quarter of fiscal 2011 was 22.5%.  For the nine months of fiscal 2012 the effective tax rate was 40.0% and for the nine months of fiscal 2011 it was 39.4%.  Discrete items impacting the fiscal 2012 effective tax rate included a state audit adjustment of $132,000 to increase the Company’s liability for uncertain tax positions related to a proposed state income tax settlement, an adjustment of $84,000 to decrease the deferred tax asset balance due to a reduction in the UK tax rate, a release of reserves no longer subject to audit of $700,000 as well as an increase in tax expense of $342,000 to reflect the provision to return differences for the fiscal 2011 tax return.

The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. As of March 31, 2012, the Company had one state income tax audit in progress.  There were no other local or federal income tax audits in progress as of March 31, 2012.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  Brazil is subject to audit for the years 2007 – 2011.

Other than the adjustment for a proposed state tax settlement referred to above,  the Company has identified no new uncertain tax positions during the six month period ended March 31, 2012 for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

 ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and March 26, 2011

Overview

The Company benefitted from the economic recovery, particularly in the manufacturing sector, as both the North America and International groups posted sales gains.  Net sales increased $5.8 million or 10% from $58.7 million in fiscal 2011 to $64.5 million in fiscal 2012.  Operating income of $3.0 million for fiscal 2011, which included a $1.35 million gain on sale of building, exceeded fiscal 2012 profits of $2.8 million by $0.2 million.

Net Sales

Net sales in North America increased $3.0 million or 10% from $30.3 million to $33.3 million.  Precision tools and saw products were the primary drivers for the gain more than offsetting modest declines in granite and optical shipments.  Bytewise, acquired on November 22, 2011, also contributed $1.8 million to the improved performance in North America.  International net sales increased $2.8 million or 10% from $28.4 million to $31.2 million with gains of 9% and 6% from Brazil and Scotland, respectively.  Exchange rate fluctuations were unfavorable by $1.2 million.

Gross Margin

Gross margins increased $1.9 million but declined from 33.3% of sales in fiscal 2011 to 33.2 % of sales in fiscal 2012.  North American gross margins increased $1.8 million or 20% from $9.1 million or 30% of sales in fiscal 2011 to $10.9 or 33% of sales in fiscal 2012.  Efficiencies in our major manufacturing facilities, the elimination of losses from the shutdown of the Dominican Republic facility, and inclusion of the higher margin Bytewise sales all contributed to the improved performance. The Bytewise acquisition contributed $1.0 million to the higher gross margins.  International gross margins increased a modest $0.1 million due to unfavorable exchange rates related to a weakening Brazilian Real.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million or 4.5%.  North American expenses increased $0.9 million principally due to expenses of the newly acquired Bytewise business.  International expenses declined $0.1 million or 2% due to exchange rate changes.

Other (Expense) / Income

An increase of other expense of $0.5 million was the result of higher interest costs related to higher debt levels and unfavorable exchange rates.

Net Earnings

Net earnings declined $0.8 million from $2.3 million or $0.35 cents per share to $1.6 million or $0.23 cents per share, primarily due to a $0.9 after tax gain on the sale of a building in fiscal 2011.

Nine months ended March 31, 2012 and March 26, 2011

Overview

Balanced global growth continued in fiscal 2012 compared to fiscal 2011 with sales gains realized equally in North America and International.  Net sales increased $16.5 million or 9.5 % from $173.6 million in fiscal 2011 to $190.1 million in fiscal 2012.  Operating income of $8.2 million for fiscal 2011, which included a $1.35 million gain on sale of building, exceeded fiscal 2012 operating income of $7.9 million by $0.3 million.

Net Sales

Net sales in North America increased $8.3 million or 10% from $86.6 million in fiscal 2011 to $94.9 million in fiscal 2012 as a result of a strong revenue growth for precision tools and saw products as well as $2.8 million in incremental revenue from the Bytewise acquisition. International net sales increased $8.2 million or 9% from $86.9 million in fiscal 2011 to $95.1 million in fiscal 2012 based upon increases of $4.0 and $2.5 million in Brazil and Scotland, respectively.  Exchange rate fluctuations were unfavorable by $0.9 million.

Gross Margin

Gross margins increased $7.0 million or 12% and improved from 33.5% of sales to 34.3% of sales with sales volume and margin improvement representing $5.5 million and $1.5 million, respectively.  North American gross margins increased $3.8 million or 14% from $26.4 million or 30% of sales in fiscal 2011 to $30.2 million or 32% of sales in fiscal 2012.  The principal reasons for the North American margin improvement were higher plant utilization and improved efficiencies that more than offset a $0.6 million unfavorable swing in LIFO valuations.  International gross margins increased $3.2 million or 10% based upon higher sales at all locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.0 million or 12%.  North American expenses increased $1.1 million or 4%. Salaries and benefits represent $1.4 million of the increase partially offset by $0.4 million in lower amortization and depreciations costs.  Bytewise expenses, which are included in North America represent a $1.4 million increase in fiscal 2012 expenses.  International expenses increased $4.9 million or 20%, as a result of a $1.0 million increase in salaries and benefits; increased sales and marketing expenses of $0.5 of $0.7 million, respectively; higher research and development expenses of $0.6 million and a $0.8 million provision for bad debt.

Other (Expense) / Income

Other income increased $0.8 million from $0.5 million in fiscal 2011 to $1.3 million in fiscal 2012 principally due to favorable exchange rates as the Brazilian Real weakened against the US dollar partially offset by lower interest income.

Net Earnings

Net earnings increased $0.2 million from $5.3 million or $0.79 cents per share to $5.2 million or $0.82 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	3/31/2012	3/26/2011

Cash (used in) provided by operating activities	$(3,804)	$(1,836)
Cash used in investing activities	(23,461)	(489)
Cash provided by financing activities	21,247	2,106
Effect of exchange rate changes on cash	(1,196)	1,575

Net (decrease) increase in cash	$(7,214)	$1,356

Cash declined $7.2 million in the first three quarters of fiscal 2012 principally due to higher inventory levels.  The inventory increase of $17.6 million  is a timing issue related to inventory build up to reduce our backlog, extended lead time for certain raw materials and incremental inventory to support fiscal 2012 third and fourth quarter promotions. The $23.5 million increase in investing activities is the result of a $15.1 million net acquisition cost for Bytewise and $8.4 million on new capital equipment.  The $21.2 million increase in financing activities includes $15.5 million ($14.2 million long-term $1.3 million short-term) related to the Bytewise acquisition and approximately $7.8 million borrowing to support the increase in inventory.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million Line of Credit, of which, $15.1 million was outstanding as of March 31, 2012.  Availability under the agreement is further reduced by open letters of credit totaling $0.4 million.  The Line of Credit was modified in the second quarter of fiscal 2012 at which time certain financial covenants were amended.  As of March 31, 2012, the Company was in compliance with all debt covenants related to its Line of Credit.  The effective interest rate on the borrowings under the Line of Credit during the nine months ended March 31, 2012 was 1.91%.

The Company completed the negotiations for a new Loan and Security Agreement and executed the new agreement as of April 25, 2012 (see Note 9).

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

ITEM 4.                      CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2012, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s remediation of the material weakness that existed as of June 30, 2011, and which was noted in Item 9A of the Company’s 2011 Annual Report on Form 10-K filed on September 14, 2011, is not complete as of March 31, 2012. As part of the plan an internal resource was assigned with the responsibility of managing the Company’s internal tax related processes and coordinating the tax calculation process with the Company’s external consultant. This part of the remediation plan was considered complete as of the end of the first quarter fiscal 2012.

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

101
The following materials from L. S. Starrett’s Quarterly Report on Form 10-Q for the quarter ended March 31,  2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv)the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 8, 2012	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	May 8, 2012	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO