Form 10-K
period 2012-06-30
STARRETT L S CO
filed 2012-09-12
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(check one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

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
Non-Accelerated Filer  ☐    Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 5,977,176 and 782,620 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2011. On December 31, 2011, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $76,312,794.

There were 6,025,871 and 764,814 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2012.

The exhibit index is located on pages 52-54.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2012. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	8
ITEM 4.	Mine Safety Disclosures	8

	PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	19-46
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
ITEM 9A.	Controls and Procedures	47
ITEM 9B.	Other Information	50

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	50
ITEM 11.	Executive Compensation	51
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	51
ITEM 14.	Principal Accounting Fees and Services	51

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	52
EXHIBIT INDEX		52-53
SIGNATURES		54

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General
Founded in 1880 by Laroy S. Starrett and incorporated in 1929, the Company is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil (1956), Scotland (1958) and China (1997), the Company offers its broad array of products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, non-contact industrial measurement systems, electronic gages, gage blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.  The Company’s financial reporting is based upon one business segment.

Starrett® is brand recognized around the world for precision, quality and innovation.

Products
The Company’s tools and instruments are sold throughout North America and in over 100 other countries. By far the largest consumer of these products is the metalworking industry including aerospace, medical, and automotive but other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For 132 years the Company has been a recognized leader in providing measurement solutions consisting of hand measuring tools and precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom and non-contact gaging  and many other items. Skilled personnel, superior products, manufacturing expertise, innovation  and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During 2012 the Company has expanded its reach with new product introductions. These include a range of force measurement, surface roughness testers and roundness test equipment and IP67 water resistant electronic indicators. The Company also entered the in process gaging field with the acquisition of Bytewise measurement systems which makes state of the art laser measurement equipment and software for shop floor applications.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including its ADVANZ carbide tipped products and its VERSATIX products with a patent pending tooth geometry designed for the cutting of structurals and small solids. These new product lines were enhanced through the global introduction of new support programs and marketing collateral. These actions are aimed at positioning Starrett for global growth in wide band products for production applications as well as product range expansions for shop applications. A full line of complementary saw products, including hack, jig, reciprocating saw blades and hole saws provide cutting solutions for the building trades and are offered primarily through construction, electrical, plumbing and retail distributors.

Personnel
At June 30, 2012, the Company had 1,928 employees, approximately 53% of whom were domestic. This represents a net decrease from June 30, 2011 of 23 employees. The headcount change included an increase of 37 domestically and a decrease of 60 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2012, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market segment and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, Germany and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 15 to the Company’s fiscal 2012 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog
The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $69.9 million at June 30, 2012 and $58.8 million at June 30, 2011.

Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2012, 2011 and 2010 were approximately $2.2 million, $1.9 million and $1.3 million, respectively.

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

Our strategic concentration is on global brand building and providing unique customer value propositions through technically supported application solutions for our customers. Our job is to recommend and produce the best suited standard product or to design and build custom solutions. The combination of the right tool for the job with value added service gives us a competitive advantage. The Company continues its focus on lean manufacturing, plant consolidations, global sourcing, new software and hardware technologies, and improved logistics to optimize its value chain.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 55% of consolidated sales for fiscal 2012.

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

Item 1A – Risk Factors
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2012 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Financial Reporting:  If the Company or its independent registered public accounting firm are unable to affirm the effectiveness of internal control over financial reporting in future years, the market value of the Company’s common stock could be adversely affected.  The Company’s independent registered public accounting firm did audit and report on internal controls over financial reporting as of June 30, 2012 and June 30, 2011.  For the year ended June 30, 2011, a material weakness in internal controls in income tax analysis and reporting was identified.  Management has implemented the remediation steps outlined in the Annual Report on Form 10-K for fiscal 2012, and resolved this financial reporting issue.

Risks Related to the Economy: The Company’s results of operations are materially affected by the conditions in the global economy.  As a result of the global economic recession, U.S. and foreign economies have experienced significant declines in employment, household wealth, consumer spending, and lending.  Businesses, including the Company and its customers, faced weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations.  While the Company’s results of operations in fiscal 2010 were negatively impacted by the global economic recession, business activity improved for the Company in fiscal 2011 and continued to grow in fiscal 2012.  The Company can provide no assurance that the past two fiscal year improvements will continue or that its future results of operations will improve.

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

Risks Related to Foreign Operations: Approximately 55% of the Company’s sales and 66% of net assets related to foreign operations for fiscal 2012. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements and exchange controls.  The Company’s Brazilian operations can be very volatile, changing from year to year due to the political situation, currency risk and the economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

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

Risks Related to Overall Stock Market Performance: Currently, the Company’s U.S. defined benefit pension plan is underfunded. The Company will be required to provide an additional $1.5 million to the domestic pension fund in fiscal 2013. The Company could be required to fund the domestic plan in the future.  The Company’s UK plan, which is also underfunded, required Company contributions during fiscal 2010, 2011 and 2012.

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

Risks Related to Investor Expectations: The Company’s share price remained relatively stable in fiscal 2012   The price rose steadily through the first three quarters of fiscal 2012 before declining in the fourth quarter.  The Company's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decline.

Risks Related to the Company’s Credit Facility: Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants.  While the Company believes that it will be able to comply with the financial covenants in future periods, its failure to do so would result in defaults under the credit facility unless the covenants are amended or waived.  An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s indebtedness. The Credit Facility matured on April 30, 2012 and was renewed thru April 30, 2015. As of June 30, 2012 the Company was in compliance with three of the four covenants, however, due to the increase in the pension liability, the Company was not in compliance with the tangible net worth covenant. The Company received a waiver for default of the tangible net worth covenant and, on September 7, 2012 amended its agreement with TD Bank replacing the tangible net worth covenant with a covenant that specifies a maximum ratio of funded debt to EBITDA.  The Company expects to be able to meet this revised covenant in future periods.

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

A wholly owned manufacturing subsidiary in The People’s Republic of China leases a 133,000 square foot building in Suzhou.  In fiscal 2012, the Company closed a 5,000 square foot Shanghai distribution center and sales office, consolidated the distribution into the Suzhou facility and leased a new sales office in Shanghai.

The Tru-Stone Division owns and occupies a106,000 square foot facility in Waite Park, MN.

The Kinemetric Engineering Division occupies a 18,000 square foot leased facility in Laguna Hills, CA.

The Bytewise Division occupies a 10,000 square foot leased facility in Columbus, GA.

In addition, the Company operates warehouses and/or sales-support offices in the U.S., Canada, Australia, New Zealand, Mexico, Germany, Singapore and Japan.

In the Company’s opinion, all of its property, plants and equipment are in good operating condition, well maintained and adequate for its needs.

Item 3 - Legal Proceedings
The Company is, in the ordinary course of business, from time to time involved in litigation that is not considered material to its financial condition or operations.

Item 4 – Mine Safety Disclosures
Not applicable.

PART II

Item 5 - Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2012, there were approximately 1,410 registered holders of Class A common stock and approximately 1,167 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2010	$0.06	$12.48	$10.00
December 2010	0.08	12.88	10.36
March 2011	0.08	14.94	11.38
June 2011	0.10	14.32	10.25
September 2011	0.10	12.77	10.28
December 2011	0.10	13.40	10.47
March 2012	0.10	14.56	12.30
June 2012	0.10	13.37	10.75

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to maintain the quarterly dividend at $0.10 for all quarters of fiscal 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases:

A summary of the Company’s repurchases of shares of its common stock for the fourth quarter fiscal 2012 is as follows:

Period	Shares Purchased	Average Price	Shares Purchased Under Announced Programs	Shares yet to be Purchased Under Announced Programs
April 2012	None	$–	–	–
May 2012	None	$–	–	–
June 2012	None	$–	–	–

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

	BASE	FY2008	FY2009	FY2010	FY2011	FY2012
0STARRETT	100.00	132.91	39.84	57.47	63.59	74.22
RUSSELL 2000	100.00	83.81	62.84	76.35	104.91	102.73
PEER GROUP	100.00	104.82	90.89	120.34	140.18	136.17

Item 6 - Selected Financial Data

The following selected condensed financial data has been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this annual report on Form 10-K.

	Years ended in June ($000 except per share data)
	2012	2011	2010	2009	20081
Net sales	$260,148	$244,841	$203,662	$203,659	$242,371
Net earnings (loss)	888	6,845	(8,021)	(23,429)	10,356
Basic earnings (loss) per share	0.13	1.02	(1.20)	(3.54)	1.57
Diluted earnings (loss) per share	0.13	1.02	(1.20)	(3.54)	1.57
Long-term debt	29,387	721	706	1,264	5,834
Total assets	252,166	227,179	200,134	194,241	250,285
Dividends per share	0.40	0.32	0.30	0.48	0.52

1 As adjusted for the correction of an immaterial error in the accounting for the estimate of a potential income tax exposure as more fully described in Note 17 to the accompanying financial statements.  To correct this immaterial error, we increased income tax expense and reduced net earnings by $677,000 in fiscal 2008.  The correction of this error also reduced basic and diluted earnings per share by $0.11.

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

Fiscal 2012 Compared to Fiscal 2011

Overview

Solid revenue growth continued in fiscal 2012 as sales increased over a strong fiscal 2011.  The Company was not immune to the financial volatility over the past twelve months. Lower long-term interest rates driven by Federal Reserve policy led to  the discount rate falling to historic lows.  As a result the Company recognized a significantly higher pension liability, and a $17.2 million non-cash pension expense, of which $15.2 million was recorded in the fourth quarter  of fiscal 2012.  The eight fold increase over normal pension expense negatively impacted gross margin and selling, general and administrative expenses and was the prime driver in a net loss in the fourth quarter and near breakeven results for the year.  The Company closed its Dominican Republic facility in December 2011 and added advanced metrology technology through its acquisition of Bytewise in November 2011,

Net sales for fiscal 2012 increased $15.3 million or 6.3% compared to fiscal 2011 due to a recovering manufacturing sector and increased market penetration.  Gross margins declined $3.7 million from $81.8 million or 33 % of sales in fiscal 2011 to $78.1million or 30% of sales in fiscal 2012.  Selling, general and administrative expenses increased $9.2 million or 13% from $70.8 million in fiscal 2011 to $78.0 million in fiscal 2012.  Operating income declined $14.3 million from a profit of $12.4 million in fiscal 2011 to a loss of $1.9 million in fiscal 2012.  All of these changes, as more fully described below, were significantly affected by the pension expense noted above.

Net Sales

Net sales in North America increased $9.4 million or 8% from $119.7 million in fiscal 2011 to $129.1 million in fiscal 2012.  All divisions, excluding Tru Stone,  posted gains led by precision tools.  The Bytewise acquisition represented $6.1 million of the gain.  International sales increased $5.9 million or 5% from $125.1 million in fiscal 2011 to $131.0 million in fiscal 2012.  Foreign currency exchange rate fluctuations represented a marginal unfavorable impact of $0.9 million..  All international subsidiaries achieved sales increases and account for over 50% of the Company’s global revenues.  The Company is cautiously optimistic about fiscal 2013 based upon orders in the fourth quarter of fiscal 2012; however, recent unfavorable economic news could have a negative impact on the year.

Gross Margin

Gross margin in North America decreased $5.4 million or 15% from $35.2 million in fiscal 2011 to $29.8 million in fiscal 2012 and declined as a percentage of sales from 29% in fiscal 2011 to 23% in fiscal 2012.  Higher sales and improved efficiencies contributed $1.2 million and $6.8 million, respectively.  However, these gains were offset by an increase in non-cash pension expense of $13.4 million.  Higher production levels for precision tools and saws were the primary factor influencing the improvement in efficiencies coupled with the contribution of the newly acquired higher margin Bytewise business.   International gross margins increased $1.7 million or 4% from $46.6 million in fiscal 2011 to $48.3 million in fiscal 2012 and remained level as a percentage of sales at 37% in both fiscal 2011 and 2012.  Foreign exchange rate fluctuations represented an unfavorable charge of $0.3.million.  Improvements in China were offset by declines in Europe.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses increased $4.7 million or 13%.   Employee benefits increased $4.7 million principally due to a $3.0 million increase in non-cash pension expense, all of which was related to a decrease in the discount rate used to measure the pension benefit obligation.  Salaries and insurance expenses increased $0.4 and $0.2 million, respectively.  International selling, general and administrative expenses increased $4.5 million or 13% due to a $0.8 million bad debt; a $0.6 million increase in research and development expenses; and increased selling expenses, particularly in South America, related to increased competition including: $0.6 for advertising and marketing, $0.4 million in commissions and $0.3 travel and entertainment.  International salaries and benefits also increased $0.7 million.

Operating Loss

Higher sales and improved gross margins were more than offset by a $16.4 million increase in North American non-cash pension expense resulting in a $1.9 million operating loss.  The discount rate used for valuing  the pension liability declined from 5.44% as of June 30, 2011 to 3.92% as of June 30, 2012 and increased the pension liability by $21.0 million, which was the prime driver behind the increase in pension expense.

Other Income, Net

Other income, net increased $1.1 million from $0.8 in fiscal 2011 to $1.9 million in fiscal 2012 primarily due to foreign currency exchange rate changes.

Income Taxes

The effective tax rate was a benefit of 700%  for fiscal 2012.  The rate reflects federal, state and foreign adjustments for permanent book tax differences.   The principal reason for the rate significantly greater than the US normalized combined federal and state tax rate of approximately 40% includes the very low book income which causes even small dollar adjustments to have a very large impact on the tax rate.   One significant item which reduced tax expense is income earned in foreign countries taxed at rates lower than the US tax rate.

There were no significant changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s.  The Company continues to believe that it is more likely than not that it will be able to utilize its domestic federal net operating loss carryforward of approximately $16.8 million.

Significant Fourth Quarter Activity

As discussed in Note 16, the Company recorded a $9.1 million loss before income taxes in the fourth quarter of fiscal 2012 compared to a $4.5 million profit in fiscal 2011 as $15.7 million of the annual $17.2 million pension expense was recorded in the fourth quarter of fiscal 2012.  The “mark to market” method of pension accounting which the Company adopted in fiscal 2011 specifies the pension liability must be valued on the last day of the fiscal year and the resulting pension expense adjustment must be recorded in the fourth quarter.

Consolidated sales decreased $1.2 million or 2% from $71.2 million in fiscal 2011 to $70.0 million in fiscal 2012 with North America representing a $1.2 million increase and International a $2.4 million decrease.   The impact of the $15.9 million non-cash pension expense in fiscal 2012 significantly distorts fourth quarter gross margin and selling, general and administrative comparisons to fiscal 2011.

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

Operating Profit

Operating income in fiscal 2011 of $12.4 million represented a $21.8 million improvement from an operating loss of $9.4 million in fiscal 2010.  Higher sales and improved margins accounted for $11.4 and $14.0 million, respectively, of the $25.4 million gross margin improvement and offset the selling, general and administrative increase of $6.7 million. The net impact of combined losses related to restructuring costs and goodwill impairment of $1.7 million in fiscal 2010 compared to a $1.3 million gain on the sale of a building in fiscal 2011 represents the incremental operating profit improvement of $3.0 million.

Other Income, Net

Higher interest income was the primary factor for the $0.7 million improvement in other income, net.

 Income Taxes

The effective tax rate for fiscal 2011 was 48%.  The principal reason for the 8% increase over a normalized combined federal and state statutory tax rate of 40% is book losses not benefited principally in the Dominican Republic and China as well as an increase in the valuation allowance for losses in Argentina.

There were no significant changes in the valuation allowance relating to foreign tax credits. There was an increase in the valuation allowance for state NOL’s and a reduction relating to realization of NOL benefits for certain foreign subsidiaries.  The Company continues to believe that it is more likely than not that it will be able to utilize its domestic federal net operating loss carryforward of approximately $21.9 million.

Significant Fourth Quarter Activity

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations and had $2.0 million in forward currency contracts outstanding at June 30, 2012.  Net foreign monetary assets are approximately $35 million as of June 30, 2012.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.    A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 12 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $29.4 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended in June ($000)
	2012	2011	2010
Cash provided by operations	$3,524	$5,189	$29,708
Cash used in investing activities	(25,870)	(10,141)	(9,011)
Cash provided by (used in) financing activities	20,050	3,860	(9,994)

The Company has a working capital ratio of 5.0 as of June 30, 2012 as compared to  3.9 as of June 30, 2011.  Cash, short-term investments, accounts receivable and inventories represent 90% and 92% of current assets in fiscal 2012 and fiscal 2011, respectively.  The Company had accounts receivable turnover of 6.0 in fiscal 2012 compared to 6.2 in fiscal 2011 and an inventory turnover ratio of 2.8 in fiscal 2012 compared to 3.2 in fiscal 2011.

Net cash provided by operations of $3.5 million in fiscal 2012 is principally due to operating performance improvement (excluding a non-cash pension expense increase of $16.4 million) partially offset by higher inventory levels.

The Company has invested $25.9 million in fiscal 2012.  The Bytewise acquisition represented $15.1 million and investments in plant and equipment accounted for an additional $10.8 million.

 The Company increased debt $22.2 million in fiscal 2012 compared to fiscal 2011 principally to finance the Bytewise acquisition and higher working capital requirements.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and short-term investments, the Company has maintained a $23.0 million line of credit, of which, $0.2 million is reserved for letters of credit and $15.5 million was outstanding as of June 30, 2012.

On June 30, 2009, The L.S. Starrett Company (the “Company”) and certain subsidiaries of the Company subsidiaries (the “Subsidiaries”) entered into a Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A.. The amended Credit Facility is scheduled to mature on April 30, 2015 and bears interest at LIBOR plus 1.50%.

The obligations under the Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the subsidiaries party to the Credit Facility.  Triggering events are two consecutive quarters of failure to achieve the financial covenants outlined in Note 12.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. As of August 31, 2012, the Company had borrowings of $15.5 million under the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2012, the Company was not in compliance with one of the financial covenants required for testing at that time under the Credit Facility.  The Company has received a waiver for the default of the tangible net worth covenant caused by an increase in the pension liability and on September 7, 2012 amended its agreement with TD Bank replacing the tangible net worth covenant with a covenant that specifies a maximum ratio of funded debt to EBITDA.  The Company expects to be able to meet this revised covenant in future periods.

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

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; employee turnover, discount and return rates used to calculate pension obligations.

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

The allowance for doubtful accounts of $1 million and $0.4 million at the end of fiscal 2012 and 2011, respectively, is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. The $0.6 million increase in doubtful accounts is principally the result of a $0.8 million reserve for a foreign customer previously reported in the fiscal 2012 first quarter. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and sales could be adversely affected.

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

The Company assesses the fair value of its goodwill generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. If the carrying amount of the goodwill is greater than the fair value, an impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.  The Company will perform its annual assessment of goodwill resulting from the Bytewise acquisition as of October 1.  As permitted by ASU 2011-08, the Company is evaluating whether it will utilize a qualitative approach in performing this assessment.

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

Recoverability of the net book value of property, plant and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses will be recognized in net periodic (benefit) cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2012, 2011 and 2010 were $15.3, $0.0, and $9.4 million, respectively.

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

Cost of Goods Sold:  The Company includes material direct and indirect labor and manufacturing overhead in cost of goods sold.  Included in these costs are inbound freight, personnel (manufacturing plants only), receiving costs, internal transferring, employee benefits (including pension expense) and inspection costs.

Selling General and Administrative Expenses:  The Company includes distribution expenses in selling, general and administrative expenses.  Distribution expenses include shipping labor and warehousing costs associated with the storage of finished goods at each manufacturing facility.  The Company also includes costs for our dedicated distribution centers as selling expenses.  Employee benefits, including pension expense, are also included in selling, general and administrative expenses.

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Debt obligations	$31.2	$1.8	$18.6	$3.1	$7.7
Capital lease obligations	0.7	0.3	0.3	0.1	—
Operating lease obligations	2.8	1.7	1.1	—	—
Purchase obligations	17.5	17.3	0.1	0.1	—
Total	$52.0	$21.0	$20.0	$3.3	$7.7

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2012, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (“the Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
September 12, 2012

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash	$17,502	$21,572
Short-term investments	6,282	6,421
Accounts receivable (less allowance for doubtful accounts of $965 and $416, respectively)	42,167	45,567
Inventories	69,895	58,789
Current deferred tax asset	7,620	6,100
Prepaid expenses and other current assets	7,764	5,494
Total current assets	151,230	143,943

Property, plant and equipment, net	53,597	56,265
Taxes receivable	3,814	3,594
Deferred tax assets, net	29,842	21,407
Intangible assets, net	8,755	231
Goodwill	3,034	-
Other assets	1,894	1,739
Total assets	$252,166	$227,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$1,800	$8,238
Accounts payable and accrued expenses	20,912	22,030
Accrued compensation	7,299	7,129
Total current liabilities	30,011	37,397
Deferred tax liabilities	2,530	2,806
Other tax obligations, as adjusted (Note 17)	10,590	11,127
Long-term debt	29,387	721
Postretirement benefit and pension obligations	51,810	22,467
Total liabilities	124,328	74,518

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,017,227 outstanding at June 30, 2012 and 5,933,059 outstanding at June 30, 2011)	6,017	5,933
Class B common stock $1 par (10,000,000 shares authorized; 753,307 outstanding at June 30, 2012 and 800,868 outstanding at June 30, 2011)	753	801
Additional paid-in capital, as adjusted (Note 17)	51,941	51,411
Retained earnings, as adjusted (Note 17)	94,661	96,477
Accumulated other comprehensive loss	(25,534)	(1,961)
Total stockholders’ equity	127,838	152,661
Total liabilities and stockholders’ equity	$252,166	$227,179

 See notes to consolidated audited financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
For the three years ended June 30, 2012
 (in thousands except per share data)

	6/30/12	6/30/11	6/26/10
Net sales	$260,148	$244,841	$203,662
Cost of goods sold	182,073	163,041	147,290
Gross margin	78,075	81,800	56,372
% of net sales	30.0%	33.4%	27.7%

Selling, general and administrative expenses	79,925	70,750	64,111
Gain on sale of building	—	(1,350)	—
Goodwill impairment	—	—	1,091
Reorganization costs	—	—	616

Operating income (loss)	(1,850)	12,400	(9,446)

Other income, net	1,961	839	105

Earnings (loss) before income taxes	111	13,239	(9,341)
Income tax expense (benefit)	(777)	6,394	(1,320)

Net earnings (loss)	$888	$6,845	$(8,021)

Basic and diluted earnings (loss) per share	$0.13	$1.02	$(1.20)

Average outstanding shares used in per share calculations:
Basic	6,757	6,698	6,667
Diluted	6,794	6,717	6,667

Dividends per share	$0.40	$0.32	$0.30

See notes to consolidated audited financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the three years ended June 30, 2012
(in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 27, 2009,	$5,770	$869	$49,984	$103,027	$(16,772)	$142,878
Corrections in accounting for stock-based compensation and income taxes (Note 17)			548	(1,225)		(677)
Balance, June 27, 2009, as adjusted	$5,770	$869	$50,532	$101,802	$(16,772)	$142,201
Comprehensive income (loss):
Net loss				(8,021)		(8,021)
Unrealized net gain (loss) on investments					2	2
Pension and postretirement plans					(3,444)	(3,444)
Translation gain (loss), net					2,537	2,537
Total comprehensive loss						(8,926)
Dividends ($0.30 per share)				(2,000)		(2,000)
Issuance of stock under ESOP	38		302			340
Issuance of stock under ESPP		3	20			23
Stock-based compensation			67			67
Conversion	51	(51)				–
Balance, June 26, 2010	$5,859	$821	$50,921	$91,781	$(17,677)	$131,705

Comprehensive income (loss):
Net earnings				6,845		6,845
Pension and postretirement plans					5,938	5,938
Translation gain (loss), net					9,778	9,778
Total comprehensive income						22,561
Dividends ($0.32 per share)				(2,149)		(2,149)
Repurchase of shares			(1)			(1)
Issuance of stock under ESOP	21		209			230
Issuance of stock under ESPP		33	220			253
Stock-based compensation			62			62
Conversion	53	(53)				–
Balance, June 30, 2011	$5,933	$801	$51,411	$96,477	$(1,961)	$152,661
Comprehensive income (loss):
Net earnings				888		888
Pension and postretirement plans					(8,898)	(8,898)
Translation gain (loss), net					(14,675)	(14,675)
Total comprehensive loss						(22,685)
Dividends ($0.40 per share)				(2,704)		(2,704)
Issuance of stock under ESOP	27		287			314
Issuance of stock under ESPP		9	72			81
Stock-based compensation			171			171
Conversion	57	(57)				-
Balance, June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838

Cumulative balance:
Translation gain (loss), net					$(15,905)
Pension and postretirement plans, net of taxes					(9,629)
					$(25,534)

See notes to consolidated audited financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
For the three years ended June 30, 2012
 (in thousands)

	6/30/12	6/30/11	6/26/10
Cash flows from operating activities:
Net earnings (loss)	$888	$6,845	$(8,021)
Non cash operating activities:
Gain on sale of building	-	(1,350)	-
Depreciation	9,039	9,351	10,035
Amortization	1,059	1,072	1,214
Impairment of fixed assets	-	-	747
Goodwill impairment	-	-	1,091
Net long-term tax obligations	(284)	458	(215)
Deferred taxes	(5,079)	(600)	(5,973)
Unrealized transaction (gains) losses	(23)	(165)	(247)
Equity (gain) loss on investment	(237)	572	-
Working capital changes, net of effects of business acquisition:
Accounts receivable	(2,567)	(7,852)	(6,883)
Inventories	(15,774)	(9,019)	15,903
Other current assets	(382)	153	2,979
Other current liabilities	(315)	5,032	7,951
Postretirement benefit and pension obligations	16,037	2,408	11,744
Other	1,162	(1,716)	(617)
Net cash provided by operating activities	3,524	5,189	29,708

Cash flows from investing activities:
Business acquisition, net of cash acquired	(15,070)	-	-
Additions to plant and equipment	(10,800)	(6,772)	(9,266)
Purchase of investments	-	(6,631)	-
Proceeds from sale of investments	-	1,250	615
Earn-out paid for Kinemetric Engineering	-	-	(110)
Investment in private software development company	-	(1,250)	(250)
Proceeds from sale of building	-	3,262	-
Net cash used in investing activities	(25,870)	(10,141)	(9,011)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,056	6,878	14,040
Short-term debt repayments	(552)	(1,326)	(21,506)
Proceeds from long-term borrowings	22,454	340	129
Long-term debt repayments	(1,599)	(372)	(1,019)
Proceeds from common stock issued	395	490	362
Repurchase of shares	-	(1)	-
Dividends paid	(2,704)	(2,149)	(2,000)
Net cash provided by (used in) financing activities	20,050	3,860	(9,994)
Effect of translation rate changes on cash	(1,774)	2,186	(473)
Net increase (decrease) in cash	(4,070)	1,094	10,230
Cash beginning of year	21,572	20,478	10,248
Cash end of year	$17,502	$21,572	$20,478
Supplemental cash flow information:
Interest paid	$505	255	1,449
Taxes paid, net	4,795	4,422	1,402

See notes to consolidated audited financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

1. DESCRIPTION OF BUSINESS

The L. S. Starrett Company (the “Company”) is incorporated in the Commonwealth of Massachusetts and is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated in consolidation. The Company’s fiscal year ends on June 30 effective for fiscal year 2011. Previously the fiscal year ended on the last Saturday in June.  Fiscal year 2010 represents a 52 week year.  This change in reporting period was not considered material to the Company’s results of operations, therefore the results of operations for fiscal 2010 have not been restated.

Financial instruments and derivatives: The Company’s financial instruments include cash, investments and long term debt. Investments are stated at cost which approximates fair market value. The carrying value of long-term debt, which is at current market interest rates, also approximates its fair value.    The Company’s U.K. subsidiary entered into various forward exchange contracts. The amount of contracts outstanding as of June 30, 2012 and June 30, 2011 amounted to $2.0 million and $10.7 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.8, $0.3, and $0.1 million in fiscal 2012, 2011 and 2010, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method of accounting.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method, as LIFO is not an accepted method of inventory valuation outside the U.S.

Long-lived assets: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be an operating lease. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2012 and June 30, 2011 were $3.3 million and $5.0 million, respectively, of construction in progress.  Also included in machinery and equipment at June 30, 2012 and June 30, 2011 were $0.5 million and $0.5 million net of depreciation, respectively, of capitalized interest cost. Repairs and maintenance of equipment are expensed as incurred.

Intangible assets and goodwill: Intangibles are recorded at cost and are amortized on a straight-line basis over a 5-14 year period. Patents are amortized over 15 years. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company will annually test the goodwill associated with the November 2011 acquisition of Bytewise as of October 1.. The Company assesses the fair value of its goodwill using impairment tests, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value and market discount rates. In the event that the carrying value of goodwill exceeds the fair value of the goodwill, an impairment loss would be recorded for the amount of that excess.

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

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.6 million in fiscal 2012, $5.1 million in fiscal 2011 and $5.0 million in fiscal 2010 and are included in selling, general and administrative expenses.

Freight costs: The cost of outbound freight and the cost for inbound freight included in material purchase costs are both included in cost of sales.

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

The Company sponsors both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors postretirement benefit plans that provide health care benefits and life insurance coverage to eligible U.S. retirees. In 2011, the Company elected to retrospectively change its method of recognizing certain actuarial gains and losses. Previously, the market related value of plan assets for the U.S. plan was equal to fair value, and the market-related value of plan assets for the U.K. plan was based on a calculated five-year moving average of market value. Actuarial gains and losses were recognized in other comprehensive income as of the measurement date.  Net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation (the corridor) were amortized in net periodic benefit cost over the average remaining service period (currently fourteen-years). The primary factors contributing to actuarial gains and losses were changes in the discount rate used to value pension obligations as of the measurement date each year and the differences between expected and actual returns on plan assets.

Under the Company’s current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal 2012, 2011 and 2010 were $ 15.3 million, $0.0 million, and $9.4 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $71.7 million of undistributed earnings of foreign subsidiaries as of June 30, 2012 or the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed as incurred and were as follows: $2.2 million in fiscal 2012, $1.9 million in fiscal 2011 and $1.3 million in fiscal 2010 and are included in selling general and administrative expenses.

Earnings per share (EPS): Basic EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 36,555, 19,236, and 12,687 of potentially dilutive common shares in fiscal 2012, 2011 and 2010, respectively, resulting from shares issuable under its stock option plan. For fiscal year 2012 and 2011, these shares had no impact on the calculated per share amounts. These additional shares are not used for the diluted EPS calculation in loss years.

Translation of foreign currencies: The financial statements of our foreign subsidiaries, where the local currency is the functional currency, are translated at exchange rates in effect on reporting dates, and income and expense items are translated at average rates or rates in effect on transaction dates as appropriate. The resulting foreign currency translation adjustments are charged or credited directly to the “Accumulated Other Comprehensive Loss” account included as part of stockholders’ equity.  Net foreign currency gains (losses) are disclosed in Note 9.

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to: the allowances for doubtful accounts receivable and returned goods; inventory allowances; income tax valuation allowances, uncertain tax positions and pension obligations. Amounts ultimately realized could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the prior periods as a result of the current year presentation with no effect on net earnings.

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 to amend fair value measurements and related disclosures; the guidance becomes effective on a prospective basis for interim and annual periods beginning after December 15, 2012. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance is not expected to have any impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to amend the presentation of comprehensive income in financial statements. This guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the Company’s consolidated financial statements, but it will not change the items that must be reported in other comprehensive income. The guidance must be applied retrospectively and is effective for the first quarter of fiscal 2013. The Company is in the process of evaluating the presentation options required by this ASU.

In September 2011, the FASB issued ASU 2011-08 to amend the impairment assessment criteria for goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is then necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. The guidance is effective for the first quarter of fiscal 2013.  The Company is in the process of evaluating whether it will utilize a qualitative approach in its upcoming annual goodwill impairment assessment.

3. ACQUISITION AND INVESTMENT

On November 22, 2011 a wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Bytewise Development Corporation (“Bytewise”) pursuant to which a wholly-owned subsidiary of the Company purchased all of the assets of Bytewise for $15.4 million in cash plus the assumption of certain liabilities.  The asset purchase was financed through a term loan under the Company’s existing security agreement.  The Purchase Agreement contains customary representations, warranties and covenants. In connection with the Purchase Agreement, $1.55 million of the purchase price was placed into escrow to support the indemnification obligations of Bytewise and its shareholders.  Under the Purchase Agreement, the former owners of Bytewise will be entitled to a 40% share of any profits from Bytewise’s operations over the next three years so long as they remain employed by the Company.  The Company has accrued for such profit sharing as an expense based on Bytewise’s results of operations since the date of acquisition.

Bytewise designs, develops and manufactures non-contact, industrial measurement systems and software that capture the external geometric profile of a product and analyze that data to meet measurement and/or quality control requirements.

The acquisition was accounted for under the acquisition method of accounting.  The total purchase price was allocated to Bytewise’s net tangible assets and identifiable intangible assets based on their estimated fair value as of November 22, 2011.  The allocation of the purchase price is based upon management’s valuation and was finalized in the fourth quarter of fiscal 2012.

The table below presents the allocation of the purchase price to the acquired net assets of Bytewise (in thousands):

Cash	$298
Accounts receivable	1,897
Inventories	1,674
Other current assets	74
Intangibles	9,300
Goodwill	3,034
Other long-term assets	69
Accounts payable	(379)
Accrued compensation costs	(270)
Accrued expenses	(329)
Cash paid to sellers	$15,368

Acquisition costs were expensed as incurred and totaled approximately $0.13 million for fiscal year 2012, which are included in selling, general and administrative expenses.

The estimates for definite-lived amortizable intangible assets acquired include approximately $4.95 million for customer relationships, $1.48 million for trademarks and trade names, $2.0 million for completed technology, $0.6 million for non-compete agreements and $0.26 million for order backlog.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives. The weighted-average amortization period is 9.3 years.

The following table reflects the Bytewise acquisition as if the transaction had occurred as of the beginning of the Company’s fiscal year 2011.  The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Bytewise been combined during the periods presented (in thousands except per share amounts):

	Year Ended
	6/30/2012	6/30/2011

Unaudited consolidated pro forma revenue	$264,036	$255,525
Unaudited consolidated pro forma net earnings	$951	$7,118
Unaudited consolidated pro forma diluted earnings per share	$0.14	$1.06

In fiscal 2010, the Company entered into an agreement with a private software development company to invest $1.5 million over the subsequent twelve to eighteen months in exchange for a 36% equity interest in the software development company.  The Company invested $0.3 million and $1.2 million in fiscal 2012 and 2011, respectively, and  recorded other income of $0.2 million in fiscal 2012 and other loss of $0.6 million in fiscal 2011 under the equity method of accounting.  The net carrying value of the investment included in other long term assets in the Consolidated Balance Sheet as of June 30, 2012 and June 30, 2011 is $1.2 million and $0.9 million, respectively.  In August 2011, the Company guaranteed a loan of $0.5 million between the private software development company and a lender.

4. CASH AND SHORT-TERM INVESTMENTS

Cash and investments held in foreign subsidiaries amounted to $20.6 million and $18.9 million at June 30, 2012 and June 30, 2011, respectively. Of this amount, $9.0 million in U.S. dollar equivalents were held in British Pound Sterling and $7.4 million in U.S. dollar equivalents were held in Brazilian Reals.

As of June 30, 2012 and June 30, 2011, the Company’s U.K. subsidiary held a $6.3 million twelve month fixed rate deposit and a $6.4 million six month fixed rate deposit, respectively, with a financial institution.

5.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2012	June 30, 2011
Raw materials and supplies	$35,803	$31,928
Goods in process and finished parts	24,044	23,938
Finished goods	37,553	29,096
	97,400	84,962
LIFO Reserve	(27,505)	(26,173)
	$69,895	58,789

LIFO inventories were $19.7 million and $15.4 million at June 30, 2012 and June 30, 2011, respectively, such amounts being approximately $27.5 million and $26.2 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, on an annual basis resulted in a $1.3 million increase in cost of sales in fiscal 2012 compared to a $1.0 million increase in cost of sales in fiscal 2011 and a $8.5 million reduction in cost of sales in fiscal 2010.

6. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s intangible assets on the dates indicated (in thousands):

	June 30, 2012			June 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$3,034	$-	$3,034	$-	$-	$-
Other intangible assets	15,858	(7,103)	8,755	6,276	(6,045)	231

Amortizable intangible assets consist of the following (in thousands):

	June 30, 2012	June 30, 2011
Non-compete agreements	$600	$-
Trademarks and trade names	1,480	-
Completed technology	2,292	-
Customer relationships	4,950	-
Backlog	260	-
Other intangible assets	6,276	6,276
Total	15,858	6,276
Accumulated amortization	(7,103)	(6,045)
Total net balance	$8,755	$231

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.  Amortization expense of $869 thousand was recorded on the Bytewise acquisition assets as of June 30, 2012.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology, 8 years for customer relationships and 0.5 years for backlog.

The estimated aggregate amortization expense, for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2013	$1,079
2014	1,057
2015	1,057
2016	1,057
2017	1,057
Thereafter	3,448

The Company performed its annual goodwill impairment test for Kinemetric as of June 26, 2010.    The results indicated that goodwill in the Kinemetric reporting unit was fully impaired, resulting in a $1.1 million impairment recorded in the fourth quarter of fiscal 2010.  The impairment charge was primarily the result of continued sales declines and the decline in the forecasted cash flows expected by the Company.

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following as of June 30, 2012 and 2011 (in thousands):

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Land	$1,394	$-	$1,394
Buildings and building improvements	44,409	(22,351)	22,058
Machinery and equipment	129,846	(99,701)	30,145
Total	$175,649	$(122,052)	$53,597

	As of June 30, 2011
	Cost	Accumulated Depreciation	Net
Land	$1,444	$-	$1,444
Buildings and building improvements	43,289	(22,765)	20,524
Machinery and equipment	144,799	(110,502)	34,297
Total	$189,532	$(133,267)	$56,265

Included in machinery and equipment are assets under capital leases of $0.7 million as of June 30, 2012 and $0.9 million as of June 30, 2011 relating to domestic and Brazilian operations. The accumulated amortization relating to these leases was $0.4 million and $1.0 million for fiscal 2012 and 2011, respectively.

Operating lease expense was $1.8 million, $1.5 million and $1.9 million in fiscal 2012, 2011 and 2010, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year

2013	$1,724
2014	1,006
2015	124
2016	41
2017	1
Thereafter	-

8. REORGANIZATION COSTS

In May 2010, Sears informed the Company it would no longer purchase “Craftsman” brand measuring tapes from the Company’s Evans Rule subsidiary.  Evans Rule was the leading supplier of measuring tapes to Sears for over 30 years.  As a result of Sears’ decision, the Company incurred an inventory write-off of approximately $2.0 million, which was included in the Cost of Goods Sold on the Consolidated Statement of Operations for 2010.  Also in 2010, the Company determined that $0.6 million of long-lived equipment of this subsidiary was impaired by comparing undiscounted cash flows to carrying value. This adjustment was reported as Reorganization costs in the Consolidated Statement of Operations.

The Company closed its Dominican Republic facility effective December 31, 2011.  The decision to close the facility was the result of the Sears decision to no longer purchase “Craftsman” brand measuring tapes from the Company.  The Company incurred approximately $0.3 million in costs in fiscal 2012 related to facility closure, severance and asset write-offs.  The costs included in the fiscal 2012 Consolidated Statements of Operations in costs of sales, selling, general and administrative expenses and other income and expense are ($0.1) million $0.2 million, and $0.1 million, respectively.

9. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2012	2011	2010
Interest income	$916	$1,495	$334
Interest expense	(712)	(257)	(484)
Foreign currency gain (loss), net	1,442	(748)	(67)
Other income (expense), net	315	349	322
	$1,961	$839	$105

10. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2012	2011	2010
Domestic operations	$(14,614)	$(413)	$(7,295)
Foreign operations	14,725	13,652	(2,046)
	$111	$13,239	$(9,341)

The provision (benefit) for income taxes consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$(392)	$12	$-
Foreign	4,239	6,818	3,699
State	455	164	30
Deferred:
Federal	(5,195)	(177)	(815)
Foreign	656	(331)	(4,112)
State	(540)	(92)	(122)
	$(777)	$6,394	$(1,320)

Reconciliations of expected tax expense (benefit) at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2012	2011	2010
Expected tax expense (benefit)	$38	$4,501	$(3,176)
State taxes, net of federal effect	(170)	(32)	(255)
Foreign taxes, net of federal credits	(751)	(227)	(76)
Change in valuation allowance	(201)	908	181
Return to provision and tax reserve adjustments (including Brazil tax settlement in fiscal 2010)	(286)	246	759
Foreign losses not benefited	206	771	1,042
Other permanent items	387	227	205
Actual tax expense (benefit)	$(777)	$6,394	$(1,320)

 No valuation allowance has been recorded for the domestic federal NOL.  The Company believes that forecasted future taxable income and certain tax planning opportunities eliminate the need for any valuation allowance.

Conversely, a valuation allowance was provided on certain state NOLs in 2006 as a result of much shorter carryforward periods and the uncertainty of generating adequate taxable income at the entity and state level.  This valuation allowance has remained through fiscal 2012.  Similarly, a valuation allowance has been provided on certain foreign NOLs due to the uncertainty of generating future taxable income in those jurisdictions. Lastly, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. The need for any valuation allowance on the domestic federal NOL and the continued need for allowance on state and foreign NOLs and tax credits is reevaluated as facts and assumptions change over time.

Deferred income taxes at June 30, 2012 and June 30, 2011 are attributable to the following (in thousands):

	2012	2011
Deferred assets (current):
Inventories	$4,892	$4,598
Employee benefits (other than pension)	1,336	548
Book reserves	1,757	954
Other	298	-
Valuation allowance	(663)	-
Current deferred tax asset	$7,620	$6,100

Deferred assets (long-term):
Federal NOL, carried forward	$5,706	$7,438
State NOL, various carryforward periods	874	1,039
Foreign NOL, various carried forward periods	1,283	1,583
Foreign tax credit carryforward, expiring 2014 - 2015	1,028	1,117
Pension benefit	13,599	3,980
Retiree medical benefits	5,563	4,615
Intangibles	3,285	3,813
Other	401	651
Valuation allowance	(1,897)	(2,829)
Long-term deferred tax asset	$29,842	$21,407

Deferred liabilities (long-term):
Depreciation	(2,530)	(2,806)
Long-term deferred tax liabilities	$(2,530)	$(2,806)
Net deferred tax assets	$34,932	$24,701

As of June 30, 2012 and June 30, 2011, the net long-term deferred tax asset and deferred tax liabilities on the balance sheet are as follows (in thousands):

	2012	2011
Long-term assets	$29,842	$21,407
Long-term liabilities	(2,530)	(2,806)
	$27,312	$18,601

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 27, 2009, as adjusted	$(9,817)
Increases for tax positions taken during the current period	(234)
Effect of exchange rate changes	242
Balance at June 26, 2010	(9,809)
Decreases for tax positions taken during a prior period	156
Increases for tax positions taken during the current period	(1,189)
Effect of exchange rate changes	(285)
Balance at June 30, 2011	(11,127)
Increases for tax positions taken during a prior period	(32)
Increases for tax positions taken during the current period	(955)
Effect of exchange rate changes	473
Decrease relating to settlement	137
Decreases resulting from the expiration of the statute of limitations	914
Balance at June 30, 2012	$(10,590)

The long-term tax obligations on the balance sheet as of June 30, 2012 and June 30, 2011 relate primarily to transfer pricing adjustments.  The Company has also recorded a non-current tax receivable for $3.8 million and $3.6 million at June 30, 2012 and 2011, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

During the next 12 months, the Company expects there is the possibility that there will be a decrease in the total amount of unrecognized tax benefits as a result of the passing of the related statute of limitations.  The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company’s US tax returns are no longer subject to U.S. federal examination by the Internal Revenue Service for years prior to 2005. As of June 30, 2012, the Company did have a state income tax audit in process.  There were no other local or federal income tax audits as of June 30, 2012.  In international jurisdictions the years that may be examined vary by country.

The federal NOL carryforward of $16.8 million expires beginning in 2026. The state tax loss carryforward tax effected benefit of $0.9 million expire at various times over the next 5 years. The foreign tax credit carryforward of $1.0 million expires in the years 2014 through 2015.

No deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At June 30, 2012, the estimated amount of total unremitted earnings is $71.7 million. The Company has not determined the total amount of the unrecognized deferred taxes related to these earnings as the Company has permanently invested those earnings overseas.

11. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The UK plan was closed to new entrants in fiscal 2009.  The Company also has defined contribution plans.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees.  In addition, certain U.S. employees participate in an Employee Stock Ownership Plan (ESOP).

The Company’s contribution toward medical benefits for qualified retirees between ages 55 and 64 is based on a sliding scale ranging from 15% to 75% of the current annual premium rates.  For retirees 65 and older, the Company’s contribution is fixed at $28.50 or $23 per month depending upon the plan the retiree has chosen.

The Company makes periodic contributions to the ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the ESOP. Ninety percent of the actuarially determined annuity value of their ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan.

The total cost of all such plans for fiscal 2012, 2011 and 2010, considering the combined projected benefits and funds of the ESOP as well as the other plans, was $18.0 million, $1.9 million and $11.5 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $0.2 million, $0.2 million and $0.1 million in fiscal 2012, 2011 and 2010, respectively.

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

The Company uses an expected long-term rate of return assumption of 6.0% for the U.S. domestic pension plan, and 6.4% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2012, the Company used a discount rate assumption of 3.9% for the U.S. plan and 4.4% for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2012, the U.S. plan will require a $1.5 million contribution in fiscal 2013 and the U.K. plan will require a $1.5 million contribution in fiscal 2013.

The Company’s overall investment strategy had been to achieve a long-term rate of return of 8.0%, with a wide diversification of asset types.  Based upon the Company’s current accounting policy, management began to adjust its portfolio and return in fiscal 2012 to realize a 60% fixed – 40% equity asset allocation and a 6% long-term rate return in fiscal 2013.  This policy change is intended to minimize the market volatility in the future.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2012	2011
Asset category:
Cash equivalent	0%	3%
Fixed income	12%	6%
Equities	27%	41%
Mutual and pooled funds (balanced funds)	60%	49%
Other	1%	1%
	100%	100%

The Company determines its investments strategies based upon the composition of the beneficiaries in its defined benefit plans and the relative time horizons that those beneficiaries are projected to receive payouts from the plans. The Company engages an independent investment firm to manage the pension assets.

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

In accordance with ASC 820, the Company has categorized its financial assets (including its pension plan assets), based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets are categorized based on the inputs to the valuation techniques as follows:

o	Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement.

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

The tables below show the portfolio by valuation category as of June 30, 2012 and June 30, 2011 (in thousands).

June 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$79	$—	$—	$79	0%
Fixed Income	—	12,617	—	12,617	12%
Equities	25,212	3,379	—	28,591	27%
Mutual & Pooled Funds	34,627	30,462	—	65,089	60%
Other	—	992	—	992	1%
Total	$59,918	$47,450	$—	$107,368	100%

June 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$2,950	$—	$—	$2,950	3%
Fixed Income	—	6,619	—	6,619	6%
Equities	41,657	2,542	—	44,199	41%
Mutual & Pooled Funds	23,821	29,758	—	53,579	49%
Other	—	1,200	—	1,200	1%
Total	$68,428	$40,119	$—	$108,547	100%

Included in equity securities at June 30, 2012 and 2011 are shares of the Company’s common stock having a fair value of $10.4 million and $9.2 million, respectively.

U.S. and U.K. Plans Combined:

The status of these defined benefit plans, including the ESOP, is as follows (in thousands):

	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$119,892	$117,974	$96,167
Service cost	2,168	2,278	1,707
Interest cost	6,538	6,541	6,532
Participant contributions	249	202	231
Exchange rate changes	(852)	2,683	(2,740)
Benefits paid	(5,803)	(5,307)	(5,349)
Actuarial (gain) loss	23,403	(4,480)	21,426
Benefit obligation at end of year	$145,595	$119,891	$117,974

Change in plan assets
Fair value of plan assets at beginning of year	$108,547	$98,867	$90,864
Actual return on plan assets	3,770	12,271	14,628
Employer contributions	1,268	625	483
Participant contributions	249	202	231
Benefits paid	(5,803)	(5,307)	(5,349)
Exchange rate changes	(663)	1,889	(1,990)
Fair value of plan assets at end of year	$107,368	$108,547	$98,867

	2012	2011	2010
Funded status at end of year
Funded status	$(38,227)	$(11,344)	$(19,107)
Net amount recognized	$(38,227)	$(11,344)	$(19,107)

	2012	2011	2010
Amounts recognized in balance sheet
Current liability	$(23)	$(23)	$(24)
Noncurrent liability	(38,204)	(11,321)	(19,083)
Net amount recognized in balance sheet	$(38,227)	$(11,344)	$(19,107)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$(349)	$(585)	$(834)
Accumulated loss	(13,248)	(2,450)	(11,668)
Amounts not yet recognized as a component of net periodic benefit cost	(13,597)	(3,035)	(12,502)
Accumulated net periodic benefit cost in excess of contributions	$(24,630)	$(8,309)	$(6,605)
Net amount recognized	$(38,227)	$(11,344)	$(19,107)

Components of net periodic benefit cost
Service cost	$2,168	$2,278	$1,707
Interest cost	6,538	6,541	6,532
Expected return on plan assets	(6,473)	(7,305)	(6,672)
Amortization of prior service cost	234	249	381
Recognized actuarial (gain) loss	15,298	(2)	9,370
Net periodic benefit cost	$17,765	$1,761	$11,318

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$(234)	$(234)	$-

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$145,595	119,891	117,974
Accumulated benefit obligation	138,587	115,306	113,511
Fair value of assets	107,368	108,547	98,867

U.S. Plan:

The status of the U.S. defined benefit plan  is as follows (in thousands):

	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$83,491	$81,678	$68,414
Service cost	1,763	1,787	1,429
Interest cost	4,530	4,498	4,518
Benefits paid	(4,170)	(3,821)	(3,674)
Actuarial (gain) loss	18,923	(651)	10,991
Benefit obligation at end of year	$104,537	$83,491	$81,678

Weighted average assumptions - benefit obligation
Discount rate	3.92%	5.44%	5.37%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$78,577	$73,832	$67,126
Actual return on plan assets	2,348	8,543	10,357
Employer contributions	23	23	23
Benefits paid	(4,170)	(3,821)	(3,674)
Fair value of plan assets at end of year	$76,778	$78,577	$73,832

Funded status at end of year
Funded status	$(27,759)	$(4,914)	$(7,846)
Net amount recognized	$(27,759)	$(4,914)	$(7,846)

	2012	2011	2010
Amounts recognized in balance sheet
Current liability	$(23)	$(23)	$(24)
Noncurrent liability	(27,736)	(4,891)	(7,822)
Net amount recognized in balance sheet	$(27,759)	$(4,914)	$(7,846)

Weighted average assumptions – net periodic benefit cost
Discount rate	5.44%	5.37%	6.50%
Rate of compensation increase	2.64%	2.64%	2.64%
Return on plan assets	6.00%	8.00%	8.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$(349)	$(585)	$(834)
Accumulated loss	(10,420)	(4,572)	(8,038)
Amounts not yet recognized as a component of net periodic benefit cost	(10,770)	(5,157)	(8,872)
Accumulated contributions in excess of (less than) net periodic benefit cost	$(16,990)	$243	$1,026
Net amount recognized	$(27,759)	$(4,914)	$(7,846)

Components of net periodic benefit cost
Service cost	$1,763	$1,787	$1,429
Interest cost	4,530	4,498	4,518
Expected return on plan assets	(4,570)	(5,724)	(5,195)
Amortization of prior service cost	234	249	273
Recognized actuarial (gain) or loss	15,298	(2)	4,405
Net periodic benefit cost	$17,255	$808	$5,430

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$(234)	$(234)	$-

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$104,537	83,491	81,678
Accumulated benefit obligation	97,529	78,905	77,215
Fair value of assets	76,778	78,577	73,832

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):
	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$36,400	$36,296	$27,753
Service cost	405	491	278
Interest cost	2,008	2,043	2,014
Participant contributions	249	202	231
Exchange rate changes	(851)	2,683	(2,740)
Benefits paid	(1,633)	(1,486)	(1,675)
Actuarial (gain) loss	4,480	(3,829)	10,435
Benefit obligation at end of year	$41,058	$36,400	$36,296

Weighted average assumptions - benefit obligation
Discount rate	4.40%	5.70%	5.40%
Rate of compensation increase	2.60%	3.30%	3.10%

Change in plan assets
Fair value of plan assets at beginning of year	$29,971	$25,035	$23,738
Actual return on plan assets	1,422	3,728	4,271
Employer contributions	1,245	602	460
Participant contributions	249	202	231
Benefits paid	(1,633)	(1,486)	(1,675)
Exchange rate changes	(664)	1,889	(1,990)
Fair value of plan assets at end of year	$30,590	$29,970	$25,035

	2012	2011	2010
Funded status at end of year
Funded status	$(10,468)	$(6,430)	$(11,261)
Net amount recognized	$(10,468)	$(6,430)	$(11,261)

	2012	2011	2010
Amounts recognized in balance sheet
Current liability	$-	$-	$-
Noncurrent liability	(10,468)	(6,430)	(11,261)
Net amount recognized in balance sheet	$(10,468)	$(6,430)	$(11,261)

Weighted average assumptions – net periodic benefit cost
Discount rate	5.70%	5.40%	7.10%
Rate of compensation increase	3.30%	3.10%	3.00%
Return on plan assets	6.40%	6.00%	6.50%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service credit (cost)	$—	$—	$—
Accumulated gain (loss)	(2,828)	2,122	(3,630)
Amounts not yet recognized as a component of net periodic benefit cost	(2,828)	2,122	(3,630)
Accumulated net periodic benefit cost in excess of contributions	$(7,640)	$(8,552)	$(7,631)
Net amount recognized	$(10,468)	$(6,430)	$(11,261)

Components of net periodic benefit cost
Service cost	$405	$491	$278
Interest cost	2,008	2,043	2,014
Expected return on plan assets	(1,903)	(1,581)	(1,477)
Amortization of prior service cost	-	-	108
Recognized actuarial loss	-	-	4,965
Net periodic benefit cost	$510	$953	$5,888

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$-	$-	$-

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$41,058	$36,400	$36,296
Accumulated benefit obligation	41,058	36,400	36,296
Fair value of assets	30,590	29,970	25,035

Postretirement Medical and Life Insurance Benefits:	2012	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$11,804	$11,603	$10,817
Service cost	386	353	287
Interest cost	611	591	646
Benefits paid	(552)	(662)	(977)
Actuarial (gain) loss	1,981	(81)	830
Benefit obligation at end of year	$14,230	$11,804	$11,603

Weighted average assumptions: benefit obligations
Discount rate	3.92%	5.44%	5.37%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-
Employer contributions	552	662	977
Benefits paid	(552)	(662)	(977)
Fair value of plan assets at end of year	$-	$-	$-

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(623)	$(657)	$(681)
Non-current postretirement benefit obligation	(13,606)	(11,147)	(10,922)
Net amount recognized in balance sheet	$(14,230)	$(11,804)	$(11,603)

Weighted average assumptions – net periodic benefit cost
Discount rate	5.44%	5.37%	6.50%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$1,888	$2,793	$3,699
Accumulated loss	(3,400)	(1,422)	(1,511)
Amounts not yet recognized as a component of net periodic benefit cost	(1,512)	1,371	2,188
Net periodic benefit cost in excess of accumulated contributions	$(12,718)	$(13,175)	$(13,791)
Net amount recognized	$(14,230)	$(11,804)	$(11,603)

Components of net periodic benefit cost
Service cost	$386	$353	$287
Interest cost	611	591	646
Amortization of prior service credit	(905)	(905)	(905)
Amortization of accumulated loss	2	10	-
Net periodic benefit cost	$94	$49	$28

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit (cost)	$905	$905	$905
Net gain (loss)	(158)	(19)	(28)
	$747	$886	$877

Healthcare cost trend rate assumed for next year	8.80%	9.70%	7.66%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2027	2027	2027

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2012	2011	2010
Effect on total of service and interest cost	$111	$104	$105
Effect on postretirement benefit obligation	1,430	1,067	1,079

	1% Decrease
	2012	2011	2010
Effect on total of service and interest cost	$(93)	$(87)	$(89)
Effect on postretirement benefit obligation	(1,028)	(915)	(923)

For fiscal 2013, the Company expects to make a contribution of $1.5 million to the qualified domestic pension plan, $23 thousand to the nonqualified domestic pension plan, $1.3 million to the U.K. pension plan, and $623 thousand to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2013	$6,121	$623
2014	6,308	623
2015	6,487	676
2016	6,635	702
2017	6,841	750
2018-2022	36,689	4,955

12. DEBT

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	June 30, 2012	June 30, 2011
Short-term and current maturities
Loan and Security Agreement	$1,289	$8,000
Short-term foreign credit facility	231	27
Capitalized leases	280	211
	$1,800	$8,238
Long-term debt
Loan and Security Agreement	$28,985	$-
Capitalized leases	402	721
	29,387	721
Total	$31,187	$8,959

Future maturities of debt are as follows (in thousands):

Fiscal Year
2013	$1,800
2014	1,535
2015	17,048
2016	1,553
2017	1,543
Later years	7,708
Total	$31,187

The Company completed the negotiations for an amended Loan and Security Agreement (“Line of Credit”) and executed the new agreement as of April 25, 2012.  Borrowings under this agreement are secured by the assets of the Company’s domestic subsidiaries.  The new Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015.  The new agreement continues the previous line of $23.0 million and interest rate of LIBOR plus 1.5%.  The material financial covenants of the new Loan and Security Agreement are: 1) total liabilities cannot exceed 85% of tangible net worth, 2) annual capital expenditures cannot exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  Based upon the terms of the amended Security and Loan Agreement, the Line of Credit has been reclassified to long-term debt in fiscal 2012 as the Agreement has a maturity greater than one year and meets all of the criteria necessary to be so classified.

The effective interest rate on the Line of Credit for fiscal 2012 was 1.68%.

As of June 30, 2012, the Company was in compliance with three of the four covenants.  However, due to the increase in the pension liability, the Company was not in compliance with the tangible net worth covenant. The Company received a waiver for default of the tangible net worth covenant.  On September 7, 2012, the Company executed a new amendment to the Loan and Security Agreement.  The new agreement modifies EBITDA to begin with income from continuing operations and to exclude non-cash pension and retirement benefits expenses and replaces the tangible net worth covenant with a new covenant which states that the Company will not permit the ratio of funded debt to EBITDA to exceed 1.45 to 1, effective with the fiscal period ending September 30, 2012.  The Company expects to be able to meet this revised covenant in future periods.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The $15.5 million term loan is subject to the same financial covenants as the Loan and Security Agreement.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the line of Credit in excess of $23.0 million.  As of June 30, 2012, the Company had borrowings of $15.5 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has two standby letters of credit totaling $0.2 million which reduce the $23 million available line of credit to $22.8 million.  As of June 30, 2012, the Company has approximately $7.3 million available in the Line of Credit.

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

Under the Company’s Employee Stock Purchase Plans (ESPP), the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. No options were exercisable at fiscal year ends. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 27, 2009	61,347		661,221
Options granted	24,330	$8.73	(24,330)
Options exercised	(2,937)	7.88	-
Options canceled	(21,656)		21,656
Balance, June 26, 2010	61,084		658,547
Options granted	69,078	8.99	(69,078)
Options exercised	(33,098)	7.65
Options canceled	(23,055)		23,055
Balance, June 30, 2011	74,009		612,524
Options granted	61,815	9.87	(61,815)
Options exercised	(9,290)	8.73
Options canceled	(24,044)		24,044
2002 plan expired	-		(222,568)
Balance, June 30, 2012	102,490		352,185

The 2007 plan shares available for grant totaling 352,185 expire on October 3, 2012.

The following information relates to outstanding options as of June 30, 2012:

Weighted average remaining life (yr.s)	1.1
Weighted average fair value on grant date of options granted in:
2010	$4.59
2011	3.01
2012	3.32

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 36.2 – 38.7%, interest – 0.6 – 0.7%, and expected lives - 2 years. Compensation expense of $171,400, $62,100 and $66,800 has been recorded for fiscal 2012, 2011 and 2010, respectively.

14. CONTINGENCIES

The Company is involved in some legal matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

15. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 30, 2012. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The Company has (and is managed through) nine manufacturing plants or reporting units, which are in Jedburgh, Scotland, Itu, Brazil, Athol, MA, Cleveland, OH, Mt. Airy, NC, Suzhou, China, Waite Park, MN, Laguna Hills, CA, and the Columbus, GA. Internal operating statements used by the chief operating decision maker (the CEO) are prepared on the basis of the operating results of each of these units, and the Company believes these reporting units meet the aggregation criteria as stated in ASC 280.

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

The Company’s operations are primarily in North America, Brazil and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2012	2011	2010
Net Sales
United States	$142,417	$136,257	$101,305
North America (other than U.S.)	13,144	12,406	10,134
United Kingdom	31,527	27,480	23,616
Brazil	96,404	94,859	77,955
Eliminations and other	(23,344)	(26,161)	(9,348)
Total	$260,148	$244,841	$203,662

Long-lived Assets
United States	$81,378	$60,210	$69,264
North America (other than U.S.)	464	501	651
United Kingdom	4,349	3,802	3,580
Brazil	11,981	15,910	14,213
Eliminations and other	2,764	2,813	2,025
Total	$100,936	$83,236	$89,733

16. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings (Loss) Before Income Taxes	Net Earnings	Basic and Diluted Earnings Per Share
Sep. 2010	$57,539	$19,283	$2,260	$1,267	$0.19
Dec. 2010	57,290	19,289	3,459	1,694	0.25
Mar. 2011	58,763	19,553	2,991	2,319	0.35
June 2011	71,249	23,675	4,529	1,565	0.23
	$244,841	$81,800	$13,239	$6,845	$1.02
Sep. 2011	$63,384	$21,590	$3,751	$2,249	$0.33
Dec. 2011	62,219	22,107	3,234	1,715	0.25
Mar. 2012	64,540	21,455	2,231	1,570	0.23
June 2012	70,005	12,923	(9,105)	(4,646)	(0.69)
	$260,148	$78,075	$111	$888	$0.13

The “mark to market” method of pension accounting which the Company elected in fiscal 2011, specifies the pension liability must be valued on the last day of the fiscal year and the resulting pension expense adjustment is recorded in the fourth quarter. The actuarial assumption at the beginning of fiscal 2012 was that the discount rate would be 5.44%. The actual discount rate as of June 30, 2012 was 3.92%. The change resulted in an adjustment to fourth quarter expense of $15.2 million including $12.0 million which reduced the gross margin for this period.

17.  PRIOR PERIOD ADJUSTMENTS

During the first quarter of fiscal 2012, the Company identified a prior period error in the method of calculating compensation expense imputed under the Employee Stock Purchase Plan (ESPP) which had accumulated over a period of years. This error, which was immaterial to previously issued financial statements, resulted in an understatement of compensation expense in the Consolidated Statement of Operations for prior periods. The recorded balance of additional paid-in capital was likewise understated in the consolidated balance sheets for prior periods.  The Company evaluated the effects of this error on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“ASC 250”), and concluded that no prior period is materially misstated.  In order to correct this immaterial error, the Company has revised the accompanying statements of stockholders’ equity and comprehensive  income (loss) as of the earliest period presented (June 27, 2009) to decrease retained earnings by $548,000 and to increase additional paid-in capital by the same amount.  We made no adjustments to the accompanying fiscal 2011 and 2010 statements of operations and cash flows due to the de minimis impact of the errors to those statements.

During the fourth quarter of fiscal 2012, the Company identified a prior period error in the estimate of a potential income tax exposure arising in fiscal 2008. This error, which was immaterial to previously issued financial statements, resulted in an understatement of income tax expense in the consolidated statement of operations for such fiscal year. The recorded balance of other tax obligations was likewise understated in the consolidated balance sheets for since fiscal 2008.  The Company evaluated the effects of this error on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250 and concluded that no prior period financial statements are materially misstated.  In order to correct this immaterial error, the Company has revised the accompanying statements of stockholders’ equity and comprehensive income (loss) as of the earliest period presented (June 27, 2009) to decrease retained earnings by $677,000 and to increase other tax obligations by the same amount.  No adjustments were required to be made to the accompanying fiscal 2011 and 2010 statements of operations and cash flows.

18. SUBSEQUENT EVENTS

The Company evaluated June 30, 2012 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of June 30, 2012 or disclosure herein, except for the issuance of a waiver and amendment to the Loan and Security Agreement as disclosed in Note 12.

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

Starting in the first quarter of fiscal 2012, the Company dedicated one member of its finance team to review all aspects of the tax provision and the tax balance sheet accounts, and ensured that this work was also coordinated with and reviewed by an outside advisor on taxes for each of the interim quarterly financial statements.  During the fourth quarter of  fiscal 2012, the Company effectively remediated the material weakness within its financial reporting process related to income taxes. The additional steps taken to achieve remediation included the hiring of a tax director, enhancements to the documentation supporting the tax calculation model, and completion of a more detailed review of tax accounts at all subsidiaries., There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2012 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2012 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The L.S. Starrett Company

We have audited The L.S. Starrett Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The L.S. Starrett Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on The L.S. Starrett Company’s internal control over financial reporting based on our audit.

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

In our opinion, The L.S. Starrett Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2012 and June 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012 and our report, dated September 12, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
September 12, 2012

Item 9B - Other Information
None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance
The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 17, 2012 (the “2012 Proxy Statement”), which will be mailed to stockholders on or about September 20, 2012. The information in that portion of the 2012 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	60	2001	President and CEO and Director
Francis J. O’Brien	65	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	59	2000	Vice President Sales
Stephen F. Walsh	66	2001	Senior Vice President Operations and Director

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

Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2012 Proxy Statement, and is hereby incorporated by reference.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2007 Employees’ Stock Purchase Plan (“2007 Plan”) as of June 30, 2012. The 2007 Plan was approved by stockholders at the Company’s 2007 annual meeting and shares of Class A or Class B common stock may be issued under the 2007 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	102,490	$9.39	352,185
Equity compensation plans not approved by security holders	—	—	—
Total	102,490	$9.39	352,185

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2012 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2012 Proxy Statement. These portions of the 2012 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s 2012 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2012 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules
(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2012 and June 30, 2011.

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2012.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2012.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended   June 30, 2012.

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

(b)      See Exhibit Index below.

(c)      Not applicable.

Schedule II

Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2012	$416	$660	$(17)	$(94)	$965
Year Ended June 30, 2011	607	405	(106)	(490)	416
Year Ended June 26, 2010	678	88	21	(180)	607

THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX
Review Exhibit with Ropes and Gray
Exhibit

2.1*
Asset Purchase Agreement dated as of April 28, 2006 by and among Starrett Acquisition Corporation, a Delaware Corporation, Tru-Stone Technologies, Inc., a Minnesota corporation (the “Company”), St. Cloud and each individual shareholder of St. Cloud that signed the Asset Purchase Agreement filed with Form 8-K dated May 8, 2006 is hereby incorporated by reference.

3a	Restated Articles of Organization as amended, filed herewith.

3b	Bylaws, filed with Form 10-K dated September 13, 2011.

4
Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 25, 2010, is hereby incorporated by reference.

10a*	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10b*	The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed herewith.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

10h*	Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender as amended through April 25, 2012, filed herewith.

10i*	2007 Employees’ Stock Purchase Plan filed with the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

10j*	Cash Bonus Plan for Executive Officers of the Company, filed with Form 10-K for the year ended June 28, 2008, is hereby incorporated by reference.

10k*	Cash Bonus Plan for Anthony M. Aspin, filed with Form 10-K for the year ended June 28, 2008, is hereby incorporated by reference.

10l*	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10m*
Form of Change in Control Agreement, executed separately by the Company and each of Stephen F. Walsh and Francis J. O’Brien on January 16, 2009 and July 15, 2010, respectively, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10n
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

101
The following materials from L. S. Starrett’s Annual Report on Form 10-K for the quarter ended June 30,  2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer
Date: Sept. 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 12, 2012 President and CEO and Director	Salvador de Camargo, Jr., Sept. 12, 2012 President and Director Starrett Industria e Comercio Ltda, Brazil

/S/RALPH G. LAWRENCE	/S/TERRY A. PIPER
Ralph G. Lawrence, Sept. 12, 2012	Terry A. Piper, Sept. 12, 2012
Director	Director

/S/RICHARD B. KENNEDY
Richard B. Kennedy, Sept. 12, 2012	/S/STEPHEN F. WALSH
Director	Stephen F Walsh, Sept. 12, 2012
Senior Vice President Operations and Director
/S/DAVID A. LEMOINE
David A. Lemoine, Sept. 12, 2012
Director