Form 10-Q
period 2012-09-30
STARRETT L S CO
filed 2012-11-06
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 31, 2012

Class A Common Shares	6,036,114

Class B Common Shares	756,852

THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets - September 30, 2012 (unaudited) and June 30, 2012	3

		Condensed Consolidated Statements of Operations - three months ended September 30, 2012 and September 30, 2011 (unaudited)	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) – three months ended September 30, 2012 and September 30, 2011 (unaudited)	5

		Condensed Consolidated Statements of Stockholders' Equity - three months ended September 30, 2012 and September 30, 2011(unaudited)	6

		Condensed Consolidated Statements of Cash Flows - three months ended September 30, 2012 and September 30, 2011(unaudited)	7

		Notes to Unaudited Condensed Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	14

Part II.	Other Information:

	Item 1A.	Risk Factors	14

	Item 6.	Exhibits	14

SIGNATURES			15

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)

	September 30, 2012 (unaudited)	June 30, 2012

ASSETS
Current assets:
Cash	$17,261	$17,502
Short-term investments	6,465	6,282
Accounts receivable (less allowance for doubtful accounts of $749 and $965, respectively)	34,153	42,167
Inventories	74,413	69,895
Current deferred income tax asset	7,319	7,620
Prepaid expenses and other current assets	7,374	7,764
Total current assets	146,985	151,230

Property, plant and equipment, net	53,493	53,597
Taxes receivable	3,711	3,814
Deferred tax asset, net	29,914	29,842
Intangible assets, net	8,647	8,755
Goodwill	3,034	3,034
Other assets	2,047	1,894
Total assets	$247,831	$252,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$1,642	$1,800
Accounts payable and accrued expenses	18,393	20,912
Accrued compensation	5,756	7,299
Total current liabilities	25,791	30,011
Deferred tax liabilities	2,805	2,530
Other tax obligations	10,200	10,590
Long-term debt	28,995	29,387
Postretirement benefit and pension liabilities	52,366	51,810
Total liabilities	120,157	124,328

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized); 6,028,568 outstanding at 9/30/2012 and 6,017,227 outstanding at 6/30/2012	6,029	6,017
Class B Common stock $1 par (10,000,000 shares authorized); 763,857 outstanding at 9/30/2012 and 753,307 outstanding at 6/30/2012	764	753
Additional paid-in capital	52,160	51,941
Retained earnings	93,631	94,661
Accumulated other comprehensive loss	(24,910)	(25,534)
Total stockholders' equity	127,674	127,838
Total liabilities and stockholders’ equity	$247,831	$252,166

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2012	9/30/2011

Net sales	$56,937	$63,384
Cost of goods sold	39,248	41,794
Gross margin	17,689	21,590
% of Net sales	31.1%	34.1%

Selling, general and administrative expenses	18,571	19,663

Operating (loss)/income	(882)	1,927

Other income	144	1,824

Earnings (loss) before income taxes	(738)	3,751

Income tax expense (benefit)	(387)	1,502

Net (loss)/earnings	$(351)	$2,249

Basic and diluted (loss)/earnings per share	$(0.05)	$0.33

Average outstanding shares used in per share calculations:
Basic	6,783	6,740
Diluted	6,783	6,755

Dividends per share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012 and September 30, 2011
(in thousands) (unaudited)

	3 Months Ended
	9/30/2012	9/30/2011

Net earnings (loss)	$(351)	$2,249
Other comprehensive income (loss), net of tax:
Translation gain (loss)	635	(10,915)
Pension and postretirement plans	(11)	(16)
Other comprehensive income (loss)	624	(10,931)

Total comprehensive income (loss)	$273	$(8,682)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended September 30, 2012 and September 30, 2011
(in thousands except per share data) (unaudited)

	Common Stock Outstanding
	Class A	Class B	Addi- tional Paid-in Capital	Retained Earnings	Accumulated Other Com-prehensive Loss	Total
Balance June 30, 2011	$5,933	$801	$51,411	$96,477	$(1,961)	$152,661
Net earnings				2,249		2,249
Other comprehensive loss					(10,931)	(10,931)
Dividends ($0.10 per share)				(674)		(674)
Issuance of stock under ESOP	10		96			106
Stock-based compensation			38			38
Conversion	13	(13)				-
Balance September 30, 2011	$5,956	$788	$51,545	$98,052	$(12,892)	$143,449

Balance June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838
Net loss				(351)		(351)
Other comprehensive income					624	624
Dividends ($0.10 per share)				(679)		(679)
Issuance of stock under ESOP	8		84			92
Issuance of stock under ESPP		15	94			109
Stock-based compensation			41			41
Conversion	4	(4)				-
Balance September 30, 2012	$6,029	$764	$52,160	$93,631	$(24,910)	$127,674

Cumulative Balance:
Translation loss					$(15,269)
Pension and postretirement plans net of taxes					(9,641)
					$(24,910)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (unaudited)

	3 Months Ended
	9/30/2012	9/30/2011

Cash flows from operating activities:
Net (loss)/earnings	$(351)	$2,249
Non-cash operating activities:
Depreciation	2,166	2,305
Amortization	368	47
Other tax obligations	(280)	122
Deferred taxes	559	(107)
Unrealized transaction (gain) loss	1	(20)
Equity (gain) loss on investment	(157)	54
Working capital changes:
Receivables	8,312	801
Inventories	(3,590)	(5,881)
Other current assets	86	(566)
Other current liabilities	(4,572)	(2,520)
Postretirement benefit and pension obligations	244	160
Other	181	544
Net cash provided by (used in) operating activities	2,967	(2,812)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,304)	(1,649)
Net cash used in investing activities	(2,304)	(1,649)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	1,549
Short-term debt repayments	(152)	(9)
Proceeds from long-term borrowings	-	137
Long-term debt repayments	(395)	(116)
Proceeds from common stock issued	201	106
Dividends paid	(679)	(674)
Net cash provided by (used in) financing activities	(1,025)	993

Effect of exchange rate changes on cash	121	(1,656)

Net decrease in cash	(241)	(5,124)
Cash, beginning of period	17,502	21,572
Cash, end of period	$17,261	$16,448

Supplemental cash flow information:

Interest paid	$247	$68
Income taxes paid, net	1,025	1,667

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

Note 1: Basis of Presentation and Summary of Significant Account Policies

The condensed balance sheet as of June 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

As discussed further in Note 3, on November 22, 2011, the Company acquired all the assets of Bytewise Development Corporation.  The results of operations for this acquired business are included in the Company’s results of operations as presented herein since such date.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2012 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There were no changes in any of the Company’s significant accounting policies during the quarter ended September 30, 2012.

Note 2:  Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08 to amend the impairment assessment criteria for goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is then necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. The guidance is effective for the second quarter of fiscal 2013.  The Company is in the process of evaluating whether it will utilize a qualitative approach in its upcoming annual goodwill impairment assessment.

Note 3:  Acquisition

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

The allocation for definite-lived amortizable intangible assets acquired include approximately $4.95 million for customer relationships, $1.48 million for trademarks and trade names, $2.0 million for completed technology, $0.6 million for non-compete agreements and $0.26 million for order backlog.

The acquisition was completed on November 22, 2011 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.

Supplemental Pro Forma Information

The following information reflects the Bytewise acquisition as if the transaction had occurred as of the beginning of the Company’s fiscal 2012.  The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Bytewise been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated pro forma data (in thousands except per share amounts):

3 Months Ended
9/30/2011

Unaudited consolidated pro forma revenue	$65,572
Unaudited consolidated pro forma net earnings (loss)	$2,175
Unaudited consolidated pro forma diluted earnings (loss) per share	$0.32

Note 4: Inventories

          Inventories consist of the following (in thousands):

	9/30/2012	6/30/2012
Raw material and supplies	$35,240	$35,803
Goods in process and finished parts	25,070	24,044
Finished goods	41,585	37,553
	101,895	97,400
LIFO Reserve	(27,482)	(27,505)
Inventories	$74,413	$69,895

LIFO inventories were $19.9 million and $19.7 million at September 30, 2012 and June 30, 2012, respectively, or approximately $27.5 million less than their respective balances if costed on a FIFO basis.  The use of LIFO, as compared to FIFO, had no effect on the cost of sales for the three months ended September 30, 2012 compared to a $0.6 million increase in cost of sales for the three months ended September 30, 2011.

Note 5: Goodwill and Intangibles

Amortizable intangible assets consist of the following (in thousands):

	9/30/2012	6/30/2012
Non-Compete agreement	600	600
Trademarks and trade names	1,480	1,480
Completed technology	2,616	2,292
Customer relationships	4,950	4,950
Backlog	260	260
Other intangible assets	976	6,276
Total	10,882	15,858
Accumulated amortization	(2,235)	(7,103)
Total net balance	8,647	8,755

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and .5 years for backlog.

The estimated aggregate amortization expense for the remainder of fiscal 2013, for each of the next five years and thereafter, is as follows (in thousands):

2013 (Remainder of year)	$802
2014	$1,076
2015	$1,076
2016	$1,061
2017	$1,054
Thereafter	$3,578

Note 6: Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2012	9/30/2011
Service cost	$738	$575
Interest cost	1,494	1,664
Expected return on plan assets	(1,602)	(1,652)
Amortization of prior service cost	59	59
Amortization of net gain	-	(1)
	$689	$645

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended
	9/30/2012	9/30/2011
Service cost	$128	$96
Interest cost	136	156
Amortization of prior service credit	(279)	(226)
Amortization of accumulated loss	40	5
	$25	$31

The Company’s pension plans use fair value as the market-related value of plan assets and recognize net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation in net periodic (benefit) cost as of the plan measurement date, which is the same as the fiscal year end of the Company. Net actuarial gains or losses that are less than 10% of the thresholds noted above are accounted for as part of the accumulated other comprehensive income (loss).

Note 7: Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	9/30/2012	6/30/2012
Notes payable and current maturities
Loan and Security Agreement	$1,304	$1,289
Short-term foreign credit facility	70	231
Capitalized leases	268	280
	$1,642	$1,800
Long-term debt
Loan and Security Agreement	28,655	$28,985
Capitalized leases	340	402
	28,995	29,387
	$30,637	$31,187

The Company completed the negotiations for an amended Loan and Security Agreement (Line of Credit) and executed the new agreement as of April 25, 2012.  The new Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015.  The new agreement continues the previous line of $23.0 million and interest rate of LIBOR plus 1.5%.  On September 7, 2012, the Company completed another amendment to change the financial covenants.  The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses, cannot exceed 1:45 to 1, 2) annual capital expenditures cannot exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the first quarter of fiscal 2013 and 2012 was 1.9% and 2.1%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan which had a balance of $14.5 million at September 30, 2012, is subject to the same financial covenants as the Loan and Security Agreement.

The Company was in compliance with its debt covenants as of September 30, 2012.

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

The effective tax rate for the first quarter of fiscal 2013 was 52.4%.  The effective tax rate for the first quarter of 2012 was 40.0%.  Discrete items impacting the fiscal 2013 effective tax rate included a reduction in the Company’s net tax liability for uncertain tax positions of $91,000. The Company has identified no new uncertain tax positions during the first quarter ended September 30, 2012 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards.

Note 9:  Contingencies

The Company is involved in some legal matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

Note 10:  Subsequent Events

On September 5, 2012 the Board of Directors (the “Board”) adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “Plan”).  The Plan will be administered by the Compensation Committee of the Board.  Under the Plan, stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards (in cash or stock) and stock units may be granted to key employees, directors, consultants and advisors of the company.  A total of 500,000 shares of Class A Stock may be issued under the Plan, as adjusted for any stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in the Company’s capital structure.  The Plan provides that the maximum number of shares  which may be granted to any participant during any fiscal year will be 150,000 and the maximum amount payable to any person in any fiscal year as cash awards will be $2 million.  The plan became effective as of October 17, 2012 when it was approved by shareholders.

On October 17, 2012 The L.S. Starrett Company 2012 Stock Purchase Plan, which authorizes employees to subscribe for up to 500,000 shares of Company stock over the ensuing five years, was approved by shareholders.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2012 and September 30, 2011

Overview

The first quarter of fiscal 2013 was a very challenging environment globally. U.S. election inertia, European debt concerns, and China and Brazil sluggishness contributed to a significant revenue shortfall in the period. This combined with unfavorable currency exchange rates negatively impacted the Company’s operating results, particularly in its international businesses.  Net sales declined $6.5 million or 10% from $63.4 million in fiscal 2012 to $56.9 million in fiscal 2013.  Operating income declined $2.8 million as a $3.9 million reduction in gross margin was only partially offset by $1.1 million savings in selling, general and administrative expenses.  The company incurred a net loss of $0.4 million or $0.05 per share in fiscal 2013 compared to net earnings of $2.2 million or $0.33 per share in fiscal 2012.

Net Sales

North American sales increased a modest $0.3 million from $29.9 million in fiscal 2012 to $30.2 million in fiscal 2013.  Bytewise, acquired in the second quarter of fiscal 2012, contributed a $2.7 million in sales, which offset saw and granite product revenue declines of $1.5 and $0.5 million, respectively.  International sales declined $6.8 million or 20% from $33.5 million in fiscal 2012 to $26.7 million in fiscal 2013.  Unfavorable currency exchanges rates represented $4.9 million or 72% of the sales deficit.  The Brazilian Real accounted for most of the foreign exchange decline as it weakened 27% against the US dollar.  In addition, a July 1, 2012 product price increase in Brazil influenced a shift in revenue from the first quarter of fiscal 2013 to the fourth quarter of fiscal 2012.  Brazil sales in local currency were down 10%.

Gross Margin

Gross margins declined $3.9 million with volume and margin erosion representing $2.2 million and $1.7 million, respectively.  North American margins improved $0.4 million as gains in precision tools and the incremental profit from the Bytewise acquisition offset a decrease in the saw business.  International gross margins declined $4.3 million with volume and margin erosion representing $2.5 million and $1.8 million, respectively.  Unfavorable exchange rates, particularly in Brazil, represented $1.4 million or 80% of the margin erosion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $1.1 million or 6%.  North American expenses increased $0.7 million as savings in professional fees were offset by the inclusion of $1.0 million of Bytewise expenses.  International expenses declined $1.8 million with currency exchange rates representing $1.5 million or 80% of the savings.

Other Income

Other income declined $1.7 million from $1.8 million in fiscal 2012 to $0.1 million due to a severe weakening of the Brazilian Real to the U. S. dollar in the prior year period.

Net (loss) earnings

The Company recorded a net loss of $0.4 million or $0.05 per share in the first quarter of fiscal 2013 compared to net earnings of $2.2 million or $0.33 per share principally as a result of reduced International sales and gross margins, which were adversely impacted by currency exchange rates, particularly in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months
	9/30/2012	9/30/2011
Cash flows (in thousands)
Cash provided by (used in) operating activities	$2,967	$(2,812)
Cash used in investing activities	(2,304)	(1,649)
Cash (used in) provided by financing activities	(1,025)	993
Effect of exchange rate changes on cash	121	(1,656)

Net decrease in cash	$(241)	$(5,124)

Net cash declined $0.2 million in the first quarter of fiscal 2013 as capital expenditures, debt repayments and dividends offset an improved working capital position. The $4.9 million improvement in cash flow in comparison with the same period one year ago is due primarily to improved working capital management despite lower profits.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $15.5 million was outstanding as of September 30, 2012.  Availability under the agreement is further reduced by open letters of credit totaling $0.4 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement was modified in the first quarter of fiscal 2013 at which time certain financial covenants were amended.  As of September 30, 2012, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the three months ended September 30, 2012 was 1.90%.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4.        CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2012, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1A.     RISK FACTORS

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2012. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2012.

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

101
The following materials from L. S. Starrett’s Quarterly Report on Form 10-Q for the quarter ended September 30,  2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v)the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 6, 2012	S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	November 6, 2012	S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO