Form 10-Q
period 2012-12-31
STARRETT L S CO
filed 2013-02-07
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 31, 2013

Class A Common Shares	6,060,253

Class B Common Shares	739,674

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets - December 31, 2012 (unaudited) and June 30, 2012	3

		Condensed Consolidated Statements of Operations - three and six months ended December 31, 2012 and December 31, 2011 (unaudited)	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2012 and December 31, 2011 (unaudited)	5

		Condensed Consolidated Statements of Stockholders' Equity - six months ended December 31, 2012 and December 31, 2011(unaudited)	6

		Condensed Consolidated Statements of Cash Flows - six months ended December 31, 2012 and December 31, 2011(unaudited)	7

		Notes to Unaudited Condensed Consolidated Financial Statements	8-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information:

	Item 1A.	Risk Factors	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	17-18

SIGNATURES			19

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)
	December 31, 2012 (unaudited)	June 30, 2012

ASSETS
Current assets:
Cash	$14,577	$17,502
Short-term investments	8,124	6,282
Accounts receivable (less allowance for doubtful accounts of $760 and $965, respectively)	33,674	42,167
Inventories	72,205	69,895
Current deferred income tax asset	7,469	7,620
Prepaid expenses and other current assets	8,190	7,764
Total current assets	144,239	151,230

Property, plant and equipment, net	53,167	53,597
Taxes receivable	3,711	3,814
Deferred tax asset, net	29,926	29,842
Intangible assets, net	8,666	8,755
Goodwill	3,034	3,034
Other assets	2,205	1,894
Total assets	$244,948	$252,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$1,619	$1,800
Accounts payable and accrued expenses	16,161	20,912
Accrued compensation	4,046	7,299
Total current liabilities	21,826	30,011
Deferred tax liabilities	2,882	2,530
Other tax obligations	10,192	10,590
Long-term debt	29,913	29,387
Postretirement benefit and pension obligations	52,782	51,810
Total liabilities	117,595	124,328

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized); 6,050,572 outstanding at 12/31/2012 and 6,017,227 outstanding at 6/30/2012	6,051	6,017
Class B Common stock $1 par (10,000,000 shares authorized); 742,394 outstanding at 12/31/2012 and 753,307 outstanding at 6/30/2012	742	753
Additional paid-in capital	52,222	51,941
Retained earnings	93,427	94,661
Accumulated other comprehensive loss	(25,089)	(25,534)
Total stockholders' equity	127,353	127,838
Total liabilities and stockholders’ equity	$244,948	$252,166

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Net sales	$59,829	$62,219	$116,766	$125,603
Cost of goods sold	41,076	40,112	80,324	81,906
Gross margin	18,753	22,107	36,442	43,697
% of Net sales	31.3%	35.5%	31.2%	34.8%

Selling, general and administrative expenses	17,899	18,907	36,470	38,570

Operating income/(loss)	854	3,200	(28)	5,127

Other income	267	34	411	1,858

Earnings before income taxes	1,121	3,234	383	6,985

Income tax expense	645	1,519	258	3,021

Net earnings	$476	$1,715	$125	$3,964

Basic and diluted earnings per share	$.07	$.25	$.02	$.59

Average outstanding shares used in per share calculations:
Basic	6,793	6,754	6,788	6,747
Diluted	6,836	6,768	6,831	6,762

Dividends per share	$.10	$.10	$.20	$.20

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Net earnings	$476	$1,715	$125	$3,964
Other comprehensive income (loss), net of tax:
Translation gain (loss)	(167)	(308)	468	(11,223)
Pension and postretirement plans	(12)	(15)	(23)	(31)
Other comprehensive income (loss)	(179)	(323)	445	(11,254)

Total comprehensive income (loss)	$297	$1,392	$570	$(7,290)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended December 31, 2012 and December 31, 2011
(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2011	$5,933	$801	$51,411	$96,477	$(1,961)	$152,661
Net earnings				3,964		3,964
Other comprehensive loss					(11,254)	(11,254)
Dividends ($0.20 per share)				(1,350)		(1,350)
Issuance of stock under ESOP	17		159			176
Issuance of stock under ESPP		9	72			81
Stock-based compensation			81			81
Conversion	27	(27)				-
Balance December 31, 2011	$5,977	$783	$51,723	$99,091	$(13,215)	$144,359

Balance June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838
Net earnings				125		125
Other comprehensive income					445	445
Dividends ($0.20 per share)				(1,359)		(1,359)
Purchase of stock	(5)		(57)			(62)
Issuance of stock under ESOP	14		148			162
Issuance of stock under ESPP		14	94			108
Stock-based compensation			96			96
Conversion	25	(25)				-
Balance December 31, 2012	$6,051	$742	$52,222	$93,427	$(25,089)	$127,353

Cumulative Balance:
Translation loss					$(15,437)
Pension and postretirement plans net of taxes					(9,652)
					$(25,089)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (unaudited)

	6 Months Ended
	12/31/2012	12/31/2011

Cash flows from operating activities:
Net earnings	$125	$3,964
Non-cash operating activities:
Depreciation	4,384	4,504
Amortization	580	146
Other tax obligations	(278)	105
Deferred taxes	478	(125)
Unrealized transaction gain	(6)	(29)
Equity gain on investment	(319)	(23)
Working capital changes:
Receivables	8,811	1,767
Inventories	(1,431)	(14,098)
Other current assets	(726)	(1,689)
Other current liabilities	(8,596)	(3,023)
Postretirement benefit and pension obligations	596	383
Other	288	938
Net cash provided by (used in) operating activities	3,906	(7,180)

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(15,187)
Additions to property, plant and equipment	(4,519)	(5,688)
Increase in short-term investments	(1,637)	-
Net cash used in investing activities	(6,156)	(20,875)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	5,942
Short-term debt repayments	(171)	(25)
Proceeds from long-term borrowings	1,500	14,547
Long-term debt repayments	(979)	(300)
Proceeds from common stock issued	270	257
Shares purchased	(62)	-
Dividends paid	(1,359)	(1,350)
Net cash provided by (used in) financing activities	(801)	19,071

Effect of exchange rate changes on cash	126	(1,384)

Net decrease in cash	(2,925)	(10,368)
Cash, beginning of period	17,502	21,572
Cash, end of period	$14,577	$11,204

Supplemental cash flow information:

Interest paid	$495	$196
Income taxes paid, net	1,349	3,082

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2012 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There were no changes in any of the Company’s significant accounting policies during the six months ended December 31, 2012.

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

In September 2011, the FASB issued ASU 2011-08 to amend the impairment assessment criteria for goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is then necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. The guidance is effective for this second quarter of fiscal 2013.  The Company has applied the provisions of this ASU to the Company’s fiscal year 2013 annual impairment assessment of goodwill which was carried out as of October 1, 2012. As a result of this assessment, management concluded that the goodwill of $3.0 million resulting from its acquisition of Bytewise was not impaired.

Note 3:  Acquisition

On November 22, 2011 a wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Bytewise Development Corporation (“Bytewise”) pursuant to which the wholly-owned subsidiary of the Company purchased all of the assets of Bytewise for $15.4 million in cash plus the assumption of certain liabilities.  The asset purchase was financed through a term loan under the Company’s existing security agreement.  The Purchase Agreement contains customary representations, warranties and covenants.  Under the Purchase Agreement, the former owners of Bytewise will be entitled to a 40% share of any profits from Bytewise’s operations over each of the three years following consummation of the transaction so long as they remain employed by the Company.  The Company has accrued for such profit sharing as an expense based on Bytewise’s results of operations since the date of acquisition.

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

The acquisition was completed on November 22, 2011 and,  accordingly, results of operations from such date have been included in the Company’s Statements of Operations.

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

The following table represents select unaudited consolidated pro forma data (in thousands except per share amounts):

	3 Months Ended	6 Months Ended
	12/31/2011	12/31/2011

Unaudited consolidated pro forma revenue	$63,919	$129,491
Unaudited consolidated pro forma net earnings	$1,999	$4,433
Unaudited consolidated pro forma diluted earnings per share	$.30	$.66

Note 4:  Stock-based Compensation

During the quarter ended  December 31, 2012, the Company implemented The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”), which was adopted by the Board of Directors September 5, 2012 and approved by shareholders October 17, 2012. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2012, there were 20,500 stock options and 8,200 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Plan as of December 31, 2012.

For the stock option grant, the fair value of each grant was estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

The fair value of stock options granted during the six months ended December 31, 2012 of $3.82 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of December 31, 2012 was 10.0 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2012 was $.1 million. There were no options exercisable as of December 31, 2012.

The Company accounts for RSU awards by expensing the fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from one year to three years. During the six months ended December 31, 2012 the Company granted 8,200 RSU awards with approximate fair values of $10.08 per RSU award. There were no RSU awards prior to December 17, 2012.

There were no RSU awards settled during the six months ended December 31, 2012. The aggregate intrinsic value of RSU awards outstanding as of December 31, 2012 was $.1 million. There were no RSU awards vested as of December 31, 2012

Compensation expense related to stock-based plans (including the ESPP) for the six month periods ended December 31, 2012 was $0.1 million and was recorded as selling, general and administrative expense. As of December 31, 2012, there was $0.2 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.9 years.

Note 5:   Inventories

Inventories consist of the following (in thousands):

	12/31/2012	6/30/2012
Raw material and supplies	$35,843	$35,803
Goods in process and finished parts	24,949	24,044
Finished goods	39,937	37,553
	100,729	97,400
LIFO Reserve	(28,524)	(27,505)
Inventories	$72,205	$69,895

LIFO inventories were $19.4 million and $19.7 million at December 31, 2012 and June 30, 2012, respectively, or approximately $28.5 million and $27.5 million, respectively, less than their respective balances if costed on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $1.0 million increase in cost of sales for the six months ended December 31, 2012 compared to a $0.1 million reduction in cost of sales in the six months ended December 31, 2011. The use of LIFO, as compared to FIFO, resulted in a $1.0 million increase in cost of sales for the three months ended December 31, 2012 compared to a $0.7 million reduction in cost of sales in the three months ended December 31, 2011.

Note 6:   Goodwill and Intangibles

The Company has chosen to perform a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2012 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than their respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect Bytewise’s fair value or the carrying amounts of its assets. Items that were considered include, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2012.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2012	6/30/2012
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,292	2,292
Customer relationships	4,950	4,950
Backlog	-	260
Software development	232	-
Other intangible assets	324	6,276
Total	$9,878	$15,858
Accumulated amortization	(1,212)	(7,103)
Total net balance	$8,666	$8,755

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and 5 years for software development.

The estimated aggregate amortization expense for the remainder of fiscal 2013, for each of the next five years and thereafter, is as follows (in thousands):

2013 (Remainder of year)	$565
2014	$1,136
2015	$1,136
2016	$1,136
2017	$1,136
Thereafter	$3,557

Note 7:                      Pension and Post Retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Service cost	$738	$572	$1,476	$1,147
Interest cost	1,493	1,650	2,987	3,314
Expected return on plan assets	(1,406)	(1,656)	(3,008)	(3,308)
Amortization of prior service cost	58	58	117	117
Amortization of net gain	-	(1)	-	(2)
	$883	$623	$1,572	$1,268

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Service cost	$128	$96	$256	$192
Interest cost	137	156	273	312
Amortization of prior service credit	(93)	(227)	(372)	(453)
Amortization of accumulated loss	39	5	79	10
	$211	$30	$236	$61

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

Note 8:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	12/31/2012	6/30/2012
Notes payable and current maturities
Loan and Security Agreement	$1,318	$1,289
Short-term foreign credit facility	58	231
Capitalized leases	243	280
	$1,619	$1,800
Long-term debt
Loan and Security Agreement	29,619	$28,985
Capitalized leases	294	402
	29,913	29,387
	$31,532	$31,187

The Company completed the negotiations for an amended Loan and Security Agreement (Line of Credit) and executed the new agreement as of April 25, 2012.  The new Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015.  The new agreement continues the previous line of $23.0 million and interest rate of LIBOR plus 1.5%.  On September 7, 2012, the Company completed another amendment to change the financial covenants.  The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses, cannot exceed 1.45 to 1, 2) annual capital expenditures cannot exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six-months ended December 31, 2012 was 1.78% and 1.89% for the six months ended December 31, 2011.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $14.1 million at December 31, 2012, is subject to the same financial covenants as the Loan and Security Agreement.

The Company was in compliance with its debt covenants as of December 31, 2012.

Note 9:   Income Tax

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

The effective tax rate for the second quarter of fiscal 2013 was 57.5%. The effective tax rate for the second quarter of 2012 was 47.0%.  For the first half of 2013 it was 67.4% and for the first half of 2012 it was 43.2%. No tax benefit has been recognized for losses in certain foreign subsidiaries which, along with the reduction in income in fiscal 2013, are the primary reasons for the increase in the current year tax rate.  Discrete items impacting the fiscal 2013 effective tax rate included a reduction in the Company’s net tax expense for uncertain tax positions of $91,000.

U.S. Federal tax returns through fiscal 2008 are generally no longer subject to review by tax authorities; however, tax loss carry forwards from years before fiscal 2009 are still subject to review.   As of December 31, 2012, the Company has been notified of one state income tax audit and is in the process of negotiating an audit in that state for earlier years.  There were no other local or federal income tax audits in progress as of December 31, 2012.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, Singapore, Japan and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  Brazil is subject to audit for the years 2008 – 2012.

The Company has identified no new uncertain tax positions during the six month period year ended December 31, 2012 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards

Note 10:  Contingencies

The Company is involved in some legal matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

Note 11:  Subsequent Events

On February 5, 2013, the Board of Directors amended and restated the By-laws of the Company and adopted amendments to the Company’s Rights Agreement dated as of November 2, 2010.  See ITEM 5 for further description of these amendments.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 and December 31, 2011

Overview

Political and economic uncertainty domestically coupled with weakness in the global economy continued to adversely impact capital investment in the industrial sector, which is the prime target for the Company’s products.

Net sales declined $2.4 million or 3.9% from $62.2 million in fiscal 2012 to $59.8 million in fiscal 2013 as a result of weak domestic demand for capital equipment and a weakening Brazilian Real. However, sequential sales increased $2.9 million or 5% compared to the first quarter of fiscal 2013 based upon a resurgence in sales in Brazil. Operating income declined $2.3 million as a $3.3 million reduction in gross margin was only partially offset by a $1.0 million savings in selling, general and administrative expenses.

Net Sales

North American sales declined $2.2 million or 7% from $31.7 million in fiscal 2012 to $29.5 million in fiscal 2013 as a softening demand for capital equipment in the semiconductor sector offset incremental gains of $1.2 million related to the Bytewise acquisition.

International sales declined a modest $0.2 million from $30.5 million in fiscal 2012 to $30.3 million in fiscal 2013 as growth of $3.3 million or 11% in constant currency exchanges rates was offset by a unfavorable exchange rates of $3.1 million in Brazil.

Gross Margin

Gross margin declined $3.4 million or 15% from 36% of sales in fiscal 2012 to 31% of sales in fiscal 2013 with lower revenues and margin erosion representing $0.8 million and $2.5 million, respectively.  Unfavorable exchange rates and LIFO inventory valuation were the key drivers in the $2.5 million margin decline.

North American gross margins declined $1.8 million from $10.4 million or 33% of sales in fiscal 2012 to $8.6 million or 29% of sales in fiscal 2013.  An unfavorable LIFO inventory valuation swing from a credit of $0.7 million in fiscal 2012 to an expense of $1.0 million in fiscal 2013 was the principal factor contributing to the lower gross margins.

International gross margins declined $1.6 million from 38% of sales in fiscal 2012 to 33% of sales in fiscal 2013 with unfavorable exchange rates contributing $1.1 million or 69% of the gross margin decline.

Selling, General and Administrative Expenses

Selling, general and administrative expense declined $1.0 million or 5% from $18.9 million in fiscal 2012 to $17.9 million in fiscal 2013.

North American expenses declined $0.5 million from $9.0 million in fiscal 2012 to $8.5 million in fiscal 2013 as a result of savings in professional fees and sales commissions.

International expenses declined $0.5 million as a $0.4 million increase in local currency spending was offset by a favorable currency exchange of $0.9 million.

Other Income

Other income improved $0.2 million principally related to equity income from an investment in a software company.

Net Earnings

The Company recorded net earnings of $0.5 million or $0.07 per share in the second quarter of fiscal 2013 compared to net earnings of $1.7 million or $0.25 per share in fiscal 2012 principally due to lower sales, the unfavorable impact of LIFO inventory valuation and a higher effective tax rate.

Six Months Ended December 31, 2012 and December 31, 2011

Overview

The effects of a sluggish domestic economy, the debt crisis in Europe and the strengthening of the U, S. dollar weighed heavily on the Company’s performance for the first half of fiscal 2013. Net sales declined $8.8 million or 7% from $125.6 million in fiscal 2012 to $116.8 million in fiscal 2013 with unfavorable exchange rates contributing $6.9 million.  Operating income decreased $5.1 million as a gross margin decline of $7.2 million was only partially offset by a $2.1 million reduction in selling, general and administrative expenses.

Net Sales

North American sales declined $1.8 million or 3% from $61.6 million in fiscal 2012 to $59.9 million in fiscal 2013 as demand for capital equipment products slowed.  In addition, the product lines supporting the manufacturing sector were sluggish.  Bytewise, acquired in the second quarter of fiscal 2012, contributed a comparative revenue gain of $3.8 million.

International sales declined $7.0 million or 11% from $64.0 million in fiscal 2012 to $57.0 million in fiscal 2013 with unfavorable exchange rates representing $6.9 million of the decline.  Revenue in local currencies posted gains in Latin America, Souteast Asia and China.

Gross Margin

Gross margin declined $7.3 million or 17% from 35% of sales in fiscal 2012 to 31% of sales in fiscal 2013 with lower revenues and margin erosion representing $2.3 million and $4.3 million, respectively.  Unfavorable exchange rates accounted of $3.0 million coupled with a LIFO inventory valuation charge accounted for $1.0 million or 77% of the margin erosion.

North American gross margins declined $1.4 million from $19.4 million or 31% of sales in fiscal 2012 to $18.0 million or 30% of sales in fiscal 2013.  An unfavorable LIFO inventory valuation swing from a credit of $0.1 million in fiscal 2012 to an expense of $1.0 million in fiscal 2013 was the principal factor contributing to the lower gross margins.

International gross margins declined $5.9 million from 38% of sales in fiscal 2012 to 32% of sales in fiscal 2013 with lower revenues and margin erosion accounting for $2.7 million and $3.2 million, respectively.  Unfavorable exchange rates contributing $2.3 million or 72% of the margin erosion.

Selling, General and Administrative Expenses

Selling, general and administrative expense declined $2.1 million or 5% from $38.6 million in fiscal 2012 to $36.5 million in fiscal 2013.

North American expenses increased $0.4 million with expenses for the  Bytewise division, acquired in the second quarter of fiscal 2012, representing $1.6 million partially offset by savings of $0.4 million from the shutdown of the Dominican Republic in the second quarter of fiscal 2012, professional fees of $0.3 million and overall reduced spending in all major divisions.

International  expenses declined $1.7 million as a $0.5 million increase in local currency spending was offset by a favorable currency exchange of $2.2 million.

Other Income

Other income declined $1.4 million due principally to a $1.4 million in currency gains recorded in Latin America in the first quarter of fiscal 2012.

Net Earnings

The Company recorded net earnings of $0.1 million or $0.02 per share in the first half of fiscal 2013 compared to net earnings of $4.0 million or $0.59 per share in fiscal 2012 principally due to lower sales, the unfavorable impact of LIFO inventory valuation and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months
	12/31/2012	12/31/2011

Cash provided by (used in) operating activities	$3,906	$(7,180)
Cash used in investing activities	(6,156)	(20,875)
Cash provided by (used in) financing activities	(801)	19,071
Effect of exchange rate changes on cash	126	(1,384)

Net decrease in cash	$(2,925)	$(10,368)

Net cash declined $2.9 million as a $3.9 million contribution from operations was more than offset by disbursements for capital equipment and dividends.

Net cash flows in fiscal 2013 improved $7.4 million compared to fiscal 2012 due to significant improvements in working capital, particularly inventory, as compared to the prior year, which negated the unfavorable impact of lower profits.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $16.8 million was outstanding as of December 31, 2012.  Availability under the agreement is further reduced by open letters of credit totaling $0.2 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement was modified in the first quarter of fiscal 2013 at which time certain financial covenants were amended.  As of December 31, 2012, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the six months ended December 31, 2012 was 1.78%.

INFLATION

The Company has experienced modest inflation relative to its material cost, much of which cannot be passed on to the customer through increased prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2012, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5.             OTHER INFORMATION

On February 5, 2013, the Board of Directors amended and restated the By-laws of the Company. The amendments, among other things, (i) established the third Wednesday of October as the date on which the annual meeting of stockholders will normally be held (which means the 2013 annual meeting of stockholders is scheduled to be held on Wednesday, October 16, 2013), (ii) revised the notice requirements for stockholder proposals and director nominations to, among other things, require the disclosure of all direct or indirect ownership positions in the Company, (iii) permit directors of the Company to serve on no more than three board of directors of business corporations and (iv) certain other changes to conform the By-laws with modern practices.

In connection with an evaluation of the Company’s Rights Agreement dated as of November 2, 2010, as amended (the “Rights Agreement”), between the Company and Computershare Shareowner Services LLC, as rights agent, the Board of Directors adopted amendments to the Rights Agreement pursuant to Amendment No. 1 to Rights Agreement dated as of February 5, 2013 (“Amendment No. 1 to Rights Agreement”).   Amendment No. 1 to Rights Agreement, among other things, amends the definition of “Acquiring Person” to include shares owned by those acting in concert with the Acquiring Person, and related conforming changes.

The foregoing descriptions of the amendments to the By-laws and the Rights Agreement do not purport to be complete and are qualified in their entirety by the complete text of the Amended and Restated By-laws and Amendment No. 1 to Rights Agreement, copies of which are attached hereto as Exhibit 3 (ii) and Exhibit 4, respectively.

ITEM 6.             EXHIBITS

3 (ii)	Amended and Restated By-laws.

4	Amendment No. 1 to Rights Agreement dated as of February 5, 2013 by and between The L.S. Starrett Company and Computershare Shareowner Services LLC.

10.1*
The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to The L.S. Starrett Company’s Registration Statement on Form S-8 (File No. 333-184934) filed November 14, 2012).

10.2*
The L.S. Starrett Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to The L.S. Starrett Company’s Registration Statement on Form S-8 (File No. 333-184934) filed November 14, 2012).

10.3	Form of Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan.

10.4	Form of Director Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan

10.5	Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan.

10.6	Form of Direcctor Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan.

31a	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31b	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31,  2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v)the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 7, 2013	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	February 7, 2013	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO