Form 10-Q
period 2013-03-31
STARRETT L S CO
filed 2013-05-10
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2013

Class A Common Shares	6,073,474

Class B Common Shares	739,163

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets - March 31, 2013 (unaudited) and June 30, 2012	3

		Condensed Consolidated Statements of Operations - three and nine months ended March 31, 2013 and March 31, 2012 (unaudited)	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2013 and March 31, 2012 (unaudited)	5

		Condensed Consolidated Statements of Stockholders' Equity - nine months ended March 31, 2013 and March 31, 2012 (unaudited)	6

		Condensed Consolidated Statements of Cash Flows - nine months ended March 31, 2013 and March 31, 2012 (unaudited)	7

		Notes to Unaudited Condensed Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

	Item 5.	Other Information	15

Part II.	Other Information:

	Item 1A.	Risk Factors	15

	Item 6.	Exhibits	16

SIGNATURES			17

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2013 (unaudited)	June 30, 2012

ASSETS
Current assets:
Cash	$12,835	$17,502
Short-term investments	7,627	6,282
Accounts receivable (less allowance for doubtful accounts of $729 and $965, respectively)	35,296	42,167
Inventories	66,783	69,895
Current deferred income tax asset	5,784	7,620
Prepaid expenses and other current assets	6,369	7,764
Total current assets	134,694	151,230

Property, plant and equipment, net	52,829	53,597
Taxes receivable	3,711	3,814
Deferred tax asset, net	30,432	29,842
Intangible assets, net	8,498	8,755
Goodwill	3,034	3,034
Other assets	2,269	1,894
Total assets	$235,467	$252,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$1,595	$1,800
Accounts payable and accrued expenses	13,984	20,912
Accrued compensation	4,928	7,299
Total current liabilities	20,507	30,011
Deferred tax liabilities	2,691	2,530
Other tax obligations	10,209	10,590
Long-term debt	25,431	29,387
Postretirement benefit and pension obligations	52,187	51,810
Total liabilities	111,025	124,328

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized); 6,064,353 outstanding at 3/31/2013 and 6,017,227 outstanding at 6/30/2012	6,064	6,017
Class B Common stock $1 par (10,000,000 shares authorized); 741,982 outstanding at 3/31/2013 and 753,307 outstanding at 6/30/2012	742	753
Additional paid-in capital	52,386	51,941
Retained earnings	91,261	94,661
Accumulated other comprehensive loss	(26,011)	(25,534)
Total stockholders' equity	124,442	127,838
Total liabilities and stockholders’ equity	$235,467	$252,166

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Net sales	$59,864	$64,540	$176,630	$190,143
Cost of goods sold	43,925	43,085	124,249	124,991
Gross margin	15,939	21,455	52,381	65,152
% of Net sales	26.6%	33.2%	29.7%	34.3%

Selling, general and administrative expenses	17,701	18,674	54,171	57,244

Operating (loss)/income	(1,762)	2,781	(1,790)	7,908

Other income (expense)	526	(550)	937	1,308

Earnings (loss) before income taxes	(1,236)	2,231	(853)	9,216

Income tax expense	249	661	507	3,682

Net earnings (loss)	$(1,485)	$1,570	$(1,360)	$5,534

Basic and diluted earnings (loss) per share	$(.22)	$.23	$(.20)	$.82

Average outstanding shares used in per share calculations:
Basic	6,800	6,764	6,792	6,753
Diluted	6,800	6,799	6,792	6,788

Dividends per share	$.10	$.10	$.30	$.30

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Net earnings (loss)	$(1,485)	$1,570	$(1,360)	$5,534
Other comprehensive income (loss), net of tax:
Translation gain (loss)	(913)	2,423	(445)	(8,800)
Pension and postretirement plans	(9)	29	(32)	(2)
Other comprehensive income (loss)	(922)	2,452	(477)	(8,802)

Total comprehensive income (loss)	$(2,407)	$4,022	$(1,837)	$(3,268)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended March 31, 2013 and March 31, 2012
(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2011	$5,933	$801	$51,411	$96,477	$(1,961)	$152,661
Net earnings				5,534		5,534
Other comprehensive loss					(8,802)	(8,802)
Dividends ($0.30 per share)				(2,027)		(2,027)
Issuance of stock under ESOP	23		223			246
Issuance of stock under ESPP		9	72			81
Stock-based compensation			121			121
Conversion	51	(51)				-
Balance March 31, 2012	$6,007	$759	$51,827	$99,984	$(10,763)	$147,814

Balance June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838
Net loss				(1,360)		(1,360)
Other comprehensive loss					(477)	(477)
Dividends ($0.30 per share)				(2,040)		(2,040)
Purchase of stock	(5)		(57)			(62)
Issuance of stock under ESOP	21		220			241
Issuance of stock under ESPP		20	141			161
Stock-based compensation			141			141
Conversion	31	(31)				-
Balance March 31, 2013	$6,064	$742	$52,386	$91,261	$(26,011)	$124,442

Cumulative Balance:
Translation loss					$(16,350)
Pension and postretirement plans net of taxes					(9,661)
					$(26,011)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (unaudited)

	9 Months Ended
	3/31/2013	3/31/2012

Cash flows from operating activities:
Net earnings (loss)	$(1,360)	$5,534
Non-cash operating activities:
Depreciation	6,434	6,775
Amortization	861	697
Other tax obligations	(282)	(358)
Deferred taxes	1,356	284
Unrealized transaction gain	(9)	(30)
Equity gain on investment	(390)	(117)
Working capital changes:
Receivables	6,725	1,698
Inventories	3,799	(17,554)
Other current assets	1,118	(819)
Other current liabilities	(9,821)	(1,300)
Postretirement benefit and pension obligations	651	493
Other	75	893
Net cash provided by (used in) operating activities	9,157	(3,804)

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(15,070)
Additions to property, plant and equipment	(6,129)	(8,391)
Increase in short-term investments	(1,662)	-
Net cash used in investing activities	(7,791)	(23,461)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	9,195
Short-term debt repayments	(187)	(104)
Proceeds from long-term borrowings	1,500	14,534
Long-term debt repayments	(5,473)	(678)
Proceeds from common stock issued	402	327
Shares purchased	(62)	-
Dividends paid	(2,040)	(2,027)
Net cash provided by (used in) financing activities	(5,860)	21,247

Effect of exchange rate changes on cash	(173)	(1,196)

Net decrease in cash	(4,667)	(7,214)
Cash, beginning of period	17,502	21,572
Cash, end of period	$12,835	$14,358

Supplemental cash flow information:

Interest paid	$729	$452
Income taxes paid, net	1,570	3,493

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

As discussed further in Note 2, on November 22, 2011, the Company acquired all the assets of Bytewise Development Corporation.  The results of operations for this acquired business are included in the Company’s results of operations as presented herein since such date.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2012 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There were no changes in any of the Company’s significant accounting policies during the nine months ended March 31, 2013.

Note 2:  Acquisition

On November 22, 2011 a wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Bytewise Development Corporation (“Bytewise”) pursuant to which the wholly-owned subsidiary of the Company purchased all of the assets of Bytewise for $15.4 million in cash plus the assumption of certain liabilities.  The asset purchase was financed through a term loan under the Company’s existing security agreement.  The Purchase Agreement contains customary representations, warranties and covenants.  Under the Purchase Agreement, the former owners of Bytewise are entitled to a 40% share of any profits from Bytewise’s operations over each of the three years following consummation of the transaction so long as they remain employed by the Company.  The Company has accrued for such profit sharing as an expense based on Bytewise’s results of operations since the date of acquisition.

Bytewise designs, develops and manufactures non-contact, industrial measurement systems and software that capture the external geometric profile of a product and analyze that data to meet measurement and/or quality control requirements.

The acquisition was accounted for under the acquisition method of accounting.  The total purchase price was allocated to Bytewise’s net tangible assets and identifiable intangible assets based on their estimated fair value as of November 22, 2011.  The allocation of the purchase price was finalized in the fourth quarter of fiscal 2012.

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

The following table represents selected unaudited consolidated pro forma data (in thousands except per share amounts):

9 Months Ended
3/31/2012

Unaudited consolidated pro forma revenue	$194,031
Unaudited consolidated pro forma net earnings	$5,597
Unaudited consolidated pro forma diluted earnings per share	$.82

Note 3:  Stock-based Compensation

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2013, there were 20,500 stock options and 8,200 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Plan as of March 31, 2013.

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

The fair value of stock options granted during the nine months ended March 31, 2013 of $3.82 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of March 31, 2013 was 9.75 years. The aggregate intrinsic value of stock options outstanding as of March 31, 2013 was $0.1 million. There were no options exercisable as of March 31, 2013.

The Company accounts for RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.  During the nine months ended March 31, 2013 the Company granted 8,200 RSU awards with approximate fair values of $10.08 per RSU award. There were no RSU awards prior to December 17, 2012.

There were no RSU awards settled during the nine months ended March 31, 2013. The aggregate intrinsic value of RSU awards outstanding as of March 31, 2013 was $0.1 million. There were no RSU awards vested as of March 31, 2013.

Compensation expense related to stock-based plans (including the ESPP) for the nine month period ended March 31, 2013 was $0.1 million and was recorded as selling, general and administrative expense. As of March 31, 2013, there was $0.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.7 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	3/31/2013	6/30/2012
Raw material and supplies	$33,226	$35,803
Goods in process and finished parts	23,755	24,044
Finished goods	41,403	37,553
	98,384	97,400
LIFO Reserve	(31,601)	(27,505)
Inventories	$66,783	$69,895

LIFO inventories were $15.2 million and $19.7 million at March 31, 2013 and June 30, 2012, respectively, or approximately $31.6 million and $27.5 million, respectively, less than their respective balances accounted for on a FIFO basis. The use of LIFO, as compared to FIFO, resulted in a $4.1 million increase in cost of sales for the nine months ended March 31, 2013 compared to a $0.7 million increase in cost of sales in the nine months ended March 31, 2012. The use of LIFO, as compared to FIFO, resulted in a $3.1 million increase in cost of sales for the three months ended March 31, 2013 compared to a $0.9 million increase in cost of sales in the three months ended March 31, 2012.

Note 5:   Goodwill and Intangibles

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2012 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than their respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of  Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2012.

Amortizable intangible assets consist of the following (in thousands):

	3/31/2013	6/30/2012
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,292	2,292
Customer relationships	4,950	4,950
Backlog	-	260
Software development	345	-
Other intangible assets	324	6,276
Total	$9,991	$15,858
Accumulated amortization	(1,493)	(7,103)
Total net balance	$8,498	$8,755

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

The estimated aggregate amortization expense for the remainder of fiscal 2013, for each of the next five years and thereafter, is as follows (in thousands):

2013 (Remainder of year)	$290
2014	$1,158
2015	$1,158
2016	$1,158
2017	$1,157
Thereafter	$3,577

Note 6:    Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Service cost	$734	$573	$2,210	$1,720
Interest cost	1,477	1,656	4,464	4,970
Expected return on plan assets	(1,490)	(1,654)	(4,497)	(4,962)
Amortization of prior service cost	59	59	176	176
Amortization of net gain	-	(1)	-	(3)
	$780	$633	$2,353	$1,901

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):
	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Service cost	$127	$96	$383	$288
Interest cost	136	155	409	467
Amortization of prior service credit	(185)	(226)	(557)	(679)
Amortization of accumulated loss	40	4	119	14
	$118	$29	$354	$90

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

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	3/31/2013	6/30/2012
Notes payable and current maturities
Loan and Security Agreement	$1,333	$1,289
Short-term foreign credit facility	43	231
Capitalized leases	219	280
	$1,595	$1,800
Long-term debt
Loan and Security Agreement	25,178	$28,985
Capitalized leases	253	402
	25,431	29,387
	$27,026	$31,187

The Company completed the negotiations for an amended Loan and Security Agreement (Line of Credit) and executed the agreement as of April 25, 2012. The Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015. The agreement continues the previous line of $23.0 million and interest rate of LIBOR plus 1.5%. On September 7, 2012, the Company completed another amendment to change the financial covenants. The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 1.45 to 1, 2) annual capital expenditures cannot exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2013 and 2012 was 1.80% and 1.91%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $13.8 million at March 31, 2013, is subject to the same financial covenants as the Loan and Security Agreement.

As of March 31, 2013, the Company was in compliance with three of the four financial covenants.  However, the Company was not in compliance with the maximum leverage covenant.  The Company received a waiver of default of this covenant as of March 31, 2013.  On May 9, 2013, the Company executed a new amendment to the Loan and Security Agreement.  The new amendment changes the current funded debt to EBITDA ratio from 1.45 to 1, to 2.25 to 1 for the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014.  Thereafter, and through the end of the agreement on April 30 of 2015, the funded debt to EBITDA covenant reverts to 1.45 to 1.  The Company expects to be able to meet this covenant in future periods.

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

The tax expense for the third quarter of fiscal 2013 was $249,000 on a loss before tax for the quarter of $1,236,000 (an effective tax rate of (20.1%)). The tax expense for the third quarter of 2012 was $661,000 on income before tax of $2,231,000 (an effective tax rate of 29.6%).  For the first nine months of 2013, tax expense was $507,000 on a loss before tax of $853,000 (an effective tax rate of (59.4%)) and for the nine months ended March 31, 2012 it was $3,682,000 on income before tax of $9,216,000 (an effective tax rate of 40%).   The primary reasons for the negative effective tax rate in the third quarter of fiscal 2013 are as follows:  1.  no tax benefit has been recognized for losses in certain foreign subsidiaries;  2.  there was a cash dividend from the Company’s subsidiary in Australia which caused a discrete increase to tax expense of $178,000; 3.  there was a reduction in the effective state tax rate applied to deferred tax balances (based on both actual and expected future state tax apportionments and profitability) which caused a discrete tax expense of $675,000;  4.  the changes on the fiscal 2012 tax return from amounts estimated at provision, including the impact of a changed position on the 2012 and prior year returns to take the foreign tax credit rather than a deduction , created a discrete tax benefit of $414,000; and  5.  other discrete taxes increased tax expense by $66,000  In the first quarter of fiscal 2013, a discrete tax benefit was booked reducing the Company’s net tax liability for uncertain tax positions of $91,000.

U.S. Federal tax returns through fiscal 2008 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2009 are still subject to review.   As of March 31, 2013, the Company has substantially resolved all open income tax audits.  There were no other local or federal income tax audits in progress as of March 31, 2013.  In international jurisdictions including Argentina, Australia, Brazil, Canada, China, UK, Germany, New Zealand, Singapore, Japan and Mexico, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2008 – 2012.

The Company has identified no new uncertain tax positions during the nine month period year ended March 31, 2013 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards.

Note 9:  Contingencies

The Company is involved in some legal matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and March 31, 2012

Overview
A slower than anticipated domestic economy and continued weakness in the global economy depressed demand for the Company’s products to the industrial sector. Net sales declined $4.6 million or 7% from $64.5 million in fiscal 2012 to $59.9 million in fiscal 2013 as a result of reduced demand for saw and capital equipment products, a weakening Brazilian Real and a recession in Europe.  An operating loss of $1.8 million was a $4.5 million decline compared to fiscal 2012 as a $5.5 million reduction in gross margin was only partially offset by a $1.0 million reduction in selling, general and administrative expenses.

Net Sales
North American sales declined $1.0 million or 3% from $33.3 million in fiscal 2012 to $32.3 million in fiscal 2013 as softening demand for capital equipment in the semi-conductor sector offset a rebound in precision tool revenue.
International sales declined $3.6 million from $31.2 million in fiscal 2012 to $27.6 million in fiscal 2013 with a weakening Brazilian Real representing $2.5 million of the decrease.  Economic slowdowns in Latin America and Asia accounted for the remaining $1.1 million deficit.

Gross Margin
Gross margin declined $5.5 million or 25% from 33.2% of sales in fiscal 2012 to 26.6% of sales in fiscal 2013 with lower revenues and margin erosion representing $1.5 million and $4.0 million, respectively.  Unfavorable exchange rates and LIFO inventory valuation were the key drivers in the $4.0 million margin decline.
North American gross margins declined $3.3 million from $10.8 million or 32% of sales in fiscal 2012 to $7.5 million or 23% of sales in fiscal 2013.  An increase in the LIFO reserve represented $2.2 million of the comparative decline with higher manufacturing costs and an unfavorable product mix accounting for the remaining $1.1 million decline.
International gross margins declined $2.1 million from 34% of sales in fiscal 2012 to 31% of sales in fiscal 2013 with unfavorable exchange rates contributing $0.9 million of the decrease.  Lower revenues in Latin America and Asia contributed the remaining $1.2 million to the shortfall.

Selling, General and Administrative Expenses
Selling, general and administrative expense declined $1.0 million or 5% from $18.7 million in fiscal 2012 to $17.7 million in fiscal 2013.
North American expenses declined $0.9 million from $9.9 million in fiscal 2012 to $9.0 million in fiscal 2013 as a result of savings in salaries, benefits, professional fees and sales commissions.
International expenses declined $0.1 million as a $0.7 million increase in local currency spending was offset by a favorable currency exchange of $0.8 million.

Other Income (Expense)
Other income/(expense) improved to income of $0.5 million in fiscal 2013 compared to a loss of $0.5  million in fiscal 2012 principally due to exchange rate variations in U. S. dollar denominated transactions and unsettled balances in Scotland and Brazil.

Net Earnings (Loss)
The Company recorded a net loss of $1.5 million or $0.22 per share in the third quarter of fiscal 2013 compared to net earnings of $1.6 million or $0.23 per share in fiscal 2012 principally due to lower sales, the unfavorable impact of LIFO inventory valuation and a higher effective tax rate.

Nine Months Ended March 31, 2013 and March 31, 2012

Overview
The continued impact of a sluggish domestic economy, the debt crisis in Europe and the strengthening of the U. S. dollar weighed heavily on the Company’s performance for the first nine months of fiscal 2013. Net sales declined $13.5 million or 7% from $190.1 million in fiscal 2012 to $176.6 million in fiscal 2013 with unfavorable exchange contributing $10.2 million or 76% of the decline.  An operating loss of $1.8 million was a $9.7 million decline compared to fiscal 2012 as a gross margin decline of $12.7 million was only partially offset by a $3.0 million reduction in selling, general and administrative expenses.

Net Sales
North American sales declined $2.9 million or 3% from $94.9 million in fiscal 2012 to $92.0 million in fiscal 2013 as demand for capital equipment products slowed and demand for saw products weakened.  Bytewise, acquired in the second quarter of fiscal 2012, contributed a comparative revenue increase of $4.0 million.  International sales declined $10.6 million or 11% from $95.2 million in fiscal 2012 to $84.6 million in fiscal 2013 with the weakening Brazilian Real representing $10.1 million of the deficit.  Revenue in local currencies was flat in Latin America, Southeast Asia and China.

Gross Margin
Gross margin declined $12.7 million or 20% from 34.3% of sales in fiscal 2012 to 29.7% of sales in fiscal 2013 with lower revenues and margin erosion representing $4.6 million and $8.1 million, respectively.  Unfavorable exchange rates accounted for $3.4 million while an increase in the LIFO reserve resulting from higher production costs due to a planned reduction in inventory levels accounted for $4.7 million of the margin erosion.
North American gross margins declined $4.7 million from $30.2 million or 32% of sales in fiscal 2012 to $25.5 million or 28% of sales in fiscal 2013.  An unfavorable LIFO inventory swing of $4.7 million caused by the aforementioned higher production costs was the principal factor contributing to the lower gross margins.  International gross margins declined $8.0 million from 37% of sales in fiscal 2012 to 32% of sales in fiscal 2013 with lower revenues and margin erosion accounting for $3.9 million and $4.1 million, respectively.  Unfavorable exchange rates resulted in $3.4 million or 83% of the margin erosion.

Selling, General and Administrative Expenses
Selling, general and administrative expense declined $3.0 million or 5% from $57.2 million in fiscal 2012 to $54.2 million in fiscal 2013.  North American expenses decreased $0.6 million despite a $1.5 million increase in expenses for the Bytewise division, acquired in the second quarter of fiscal 2012.  The $1.9 million reduction was the result of reduced salaries, benefits, professional fees and sales commissions.  International expenses declined $2.4 million as a $0.8 million increase in local currency spending was more than offset by a favorable currency exchange of $3.2 million.

Other Income (Expense)
Other income declined $0.4 million to $0.9 million in fiscal 2013 compared to $1.3 million in fiscal 2012 principally due to exchange rate variations in U. S. dollar denominated transactions and unsettled balances in Scotland and Brazil.

Net Earnings (Loss)
The Company recorded a net loss of $1.4 million or $0.20 per share in the first nine months of fiscal 2013 compared to net earnings of $5.5 million or $0.82 per share in fiscal 2012 principally due to lower sales, the unfavorable impact of  increases in the LIFO inventory reserve and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	3/31/2013	3/31/2012

Cash provided by (used in) operating activities	$9,157	$(3,804)
Cash used in investing activities	(7,791)	(23,461)
Cash provided by (used in) financing activities	(5,860)	21,247
Effect of exchange rate changes on cash	(173)	(1,196)

Net decrease in cash	$(4,667)	$(7,214)

Net cash for the nine months ended March 31, 2013 declined $4.7 million as a $9.2 million contribution from operations was more than offset by $5.5 million in loan repayments, $6.1 million for capital equipment and $2.0 million for dividends.

The change in net cash for the nine months ended March 31, 2013 improved $2.5 million compared to fiscal 2012 due  to  significant improvements in the use of cash for working capital purposes, particularly inventory, which negated the unfavorable impact of lower profits.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $12.7 million was outstanding as of March 31, 2013.  Availability under the agreement is further reduced by open letters of credit totaling $0.2 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement was modified in the first quarter of fiscal 2013 at which time certain financial covenants were amended.  As of March 31, 2013, the Company was not in compliance with all debt covenants related to its Loan and Security Agreement.  The Company received a waiver on the non-conformance with one debt covenant and has amended the loan agreement as described in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the nine months ended March 31, 2013 was 1.80%.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2013. After considering the matter disclosed in the following paragraph, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting was identified in the preparation of our unaudited condensed consolidated financial statements as of March 31, 2013, which led to an adjustment of the change in the LIFO reserve for the three and nine month periods then ended. The Company’s management believes that the control weakness which led to the adjustment involved an inadequate review of the information prepared to record the LIFO reserve as of March 31, 2013.

Since March 31, 2013, Company management has initiated additional review controls which are designed to prevent errors in the reporting of its interim LIFO reserve. These controls are expected to be implemented in connection with the Company’s next month-end closing.

There have been no other changes in internal control over financial reporting during the quarter that materially affected, or are reasonably likely materially affect, the Company’s internal control over financial reporting.

ITEM 5.             OTHER INFORMATION

The Board of directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement during the quarter ended March 31, 2013.  The purpose of the plan is to supplement existing company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income.  The plan is intended as an employee stock ownership plan within the meaning of section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended.  The foregoing description does not purport to be complete and is qualified in its entirety by the complete test of the plan, a copy of which is attaché hereto as Exhibit 10.7.

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

ITEM 6.             EXHIBITS

10.7	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement.

31a	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31b	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,  2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v)the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 10, 2013	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	May 10, 2013	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO