Form 10-K
period 2013-06-30
STARRETT L S CO
filed 2013-09-05
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒

Non-Accelerated Filer  ☐    Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,050,572, and 742,394 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2012. On December 31, 2012, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $58,096,831.

There were 6,089,643 and 819,901 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2013.

The exhibit index is located on pages 48-50.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2013. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2013

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

	PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-16
ITEM 8.	Financial Statements and Supplementary Data	17-43
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
ITEM 9A.	Controls and Procedures	43
ITEM 9B.	Other Information	46

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	46
ITEM 11.	Executive Compensation	46
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	47
ITEM 14.	Principal Accounting Fees and Services	47

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	48
EXHIBIT INDEX		48-50
SIGNATURES		51

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General

Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. As a global manufacturer with major subsidiaries in Brazil (1956), Scotland (1958) and China (1997), the Company offers its broad array of products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, non-contact industrial measurement systems, electronic gages, gage blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.  The Company’s financial reporting is based upon one business segment.

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

For 133 years the Company has been a recognized leader in providing measurement solutions consisting of hand measuring tools and precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom and non-contact gaging and many other items. Skilled personnel, superior products, manufacturing expertise, innovation  and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2013, the Company introduced new products in force measurement and material test equipment, Field of View software under our vision platform and laser based measurement systems.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including its ADVANZ carbide tipped products and its VERSATIX products with a patent pending tooth geometry designed for the cutting of structurals and small solids. These new product lines were enhanced through the global introduction of new support programs and marketing collateral. These actions are aimed at positioning Starrett for global growth in wide band products for production applications as well as product range expansions for shop applications. In addition, the Company is gaining market share in the food processing industry. A full line of complementary saw products, including hack, jig, reciprocating saw blades and hole saws provide cutting solutions for the building trades and are offered primarily through construction, electrical, plumbing and retail distributors.

Personnel

At June 30, 2013, the Company had 1,814 employees, approximately 52% of whom were domestic. This represents a net decrease from June 30, 2012 of 114 employees. The headcount change included a decrease of 81 domestically and a decrease of 33 internationally.

None of the Company’s operations are subject to collective bargaining agreements. In general, the Company considers relations with its employees to be excellent. Domestic employees hold a large share of Company stock resulting from various stock purchase plans and employee stock ownership plans. The Company believes that this dual role of owner-employee has strengthened employee morale over the years.

Competition

The Company competes on the basis of its reputation as the best in class for quality, precision and innovation combined with its commitment to customer service and strong customer relationships. To that end, Starrett is increasingly focusing on providing customer centric solutions. Although the Company is generally operating in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by specific market since none of its competitors offer all of the same product lines offered by the Company or serve all of the markets served by the Company.

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2013, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

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

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, Germany and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 16 to the Company’s fiscal 2013 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $56.5 million at June 30, 2013 and $69.9 million at June 30, 2012.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2013, 2012, and 2011 were approximately $2.3 million, $2.2 million, and $1.9 million, respectively.

The Company uses trademarks with respect to its products and considers its trademark portfolio as one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental

Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment, has embraced renewable energy alternatives and received approval from federal and state regulators in fiscal 2013 to begin using its new hydro – generation facility on line at its Athol, MA plant to reduce its carbon foot print and energy costs, an investment in excess of $1.0 million.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 54.4% of consolidated sales for fiscal 2013.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2013 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Risks Related to Financial Reporting:  If the Company or its independent registered public accounting firm are unable to affirm the effectiveness of internal control over financial reporting in future years, the market value of the Company’s common stock could be adversely affected.  The Company’s independent registered public accounting firm did audit and report on internal controls over financial reporting as of June 30, 2013.

Risks Related to the Economy: The Company’s results of operations are materially affected by the conditions in the global economy.  The recovery from the recession has been slow in North America, while Europe has not emerged from the recession. Latin America has experienced inflation resulting in weaker local currencies compared to the U. S. dollar. China’s growth has also slowed. The Company can provide no assurance that these economic trends will not continue.

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

Risks Related to Foreign Operations: Approximately 54% of the Company’s sales and 61% of net assets related to foreign operations for fiscal 2013. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes and other restrictions on distributions and payments, currency exchange rate fluctuations, political and economic instability, inflation, minimum capital requirements and exchange controls.  The Company’s Brazilian operations can be very volatile, changing from year to year due to the political situation, currency risk and the economy. As a result, the future performance of the Brazilian operations may be difficult to forecast.

Risks Related to Regulation of Our International Operations: Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act, U.K. Bribery Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Defined Benefit Pension Plans: Currently, the Company’s U.S. defined benefit pension plan is underfunded. The Company was required to provide an additional $0.5 million to the domestic pension fund in fiscal 2013 but will not be required to make additional contributions in fiscal 2014.. The Company could be required to fund the domestic plan in the future.  The Company’s UK plan, which is also underfunded, required Company contributions of $1.2 million, $1.2 million and $0.8 million during fiscal 2013, 2012 and 2011 respectively. The Company will be required to make a $1.2 million contribution to its UK pension plan in fiscal 2014.

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

Risks Related to Investor Expectations: The Company’s share price has been relatively stable in fiscal 2013 fluctuating between $9.56 and $12.99 per share. If the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decline.

Risks Related to the Company’s Credit Facility: Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants.  During fiscal 2013, the Company received a waiver of a covenant violation and an amendment of such covenant. While the Company believes that it will be able to comply with the financial covenants in future periods, its failure to do so would result in defaults under the credit facility unless the covenants are amended or waived.  An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s indebtedness. As of June 30, 2013 the Company was in compliance with all the covenants.

Risks Related to Information Systems: The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems.  In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. The failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability. The Company continues to enhance the applications contained in the Enterprise Resource Planning (ERP) system as well as improvements to other operating systems.

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

Risks Related to New Regulations Regarding “Conflict Minerals”: The Dodd-Frank Wall Street Reform and Consumer Protection Act contains regulations concerning the supply of certain minerals (“conflict minerals”) originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use “conflict minerals” mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2014, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including the costs of investigations to determine the sources of raw materials used in our products and the costs of any changes to products, processes or sources of supply as a consequence of the results of such investigations. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free" “conflict minerals”, we cannot be sure that we will be able to obtain necessary “conflict minerals” from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be “conflict free” or if we are unable to sufficiently verify the origins for all “conflict minerals” used in our products through the procedures we may implement.

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

The Tru-Stone Division owns and occupies a 106,000 square foot facility in Waite Park, MN.

The Kinemetric Engineering Division occupies a 18,000 square foot leased facility in Laguna Hills, CA.

The Bytewise Division occupies a 10,000 square foot leased facility in Columbus, GA.

In addition, the Company operates warehouses and/or sales-support offices in the U.S., Canada, Australia, New Zealand, Mexico, Germany, Singapore and Japan.

In the Company’s opinion, all of its property, plant and equipment are in good operating condition, well maintained and adequate for its current and foreseeable needs.

Item 3 - Legal Proceedings

In the ordinary course of business the Company is involved from time to time in litigation that is not considered material to its financial condition or operations.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2013, there were approximately 1,358 registered holders of Class A common stock and approximately 1,133 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2011	$0.10	$12.77	$10.28
December 2011	0.10	13.40	10.47
March 2012	0.10	14.56	12.30
June 2012	0.10	13.37	10.75
September 2012	0.10	12.99	10.96
December 2012	0.10	12.70	9.56
March 2013	0.10	11.47	10.05
June 2013	0.10	10.90	9.81

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to maintain the quarterly dividend at $0.10 for all quarters of fiscal 2013.

There were no repurchases of shares in the fourth quarter of fiscal 2013.

PERFORMANCE GRAPH

The following graph sets forth information comparing the cumulative total return to holders of the Company’s Class A common stock based on the market price of the Company’s class A common stock over the last five fiscal years with (1) the cumulative total return of the Russell 2000 Index (“Russell 2000”) and (2) a peer group index (the “Peer Group”) reflecting the cumulative total returns of certain small cap manufacturing companies as described below. The peer group is comprised of the following companies: Acme United, Q.E.P. Co. Inc., Badger Meter, Federal Screw Works, National Presto Industries, Regal-Beloit Corp., Tecumseh Products Co., Tennant Company, The Eastern Company and WD-40.

	BASE	FY2009	FY2010	FY2011	FY2012	FY2013
STARRETT	100.00	29.97	43.24	47.84	55.85	51.18
RUSSELL 2000	100.00	74.99	91.10	125.18	122.58	152.25
PEER GROUP	100.00	86.72	114.81	133.74	129.91	145.72

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2013	2012	2011	2010	2009
Net sales	$243,797	$260,148	$244,841	$203,662	$203,659
Net earnings (loss)	(162)	888	6,845	(8,021)	(23,429)
Basic earnings (loss) per share	(0.02)	0.13	1.02	(1.20)	(3.54)
Diluted earnings (loss) per share	(0.02)	0.13	1.02	(1.20)	(3.54)
Long-term debt	24,252	29,387	721	706	1,264
Total assets	230,794	252,166	227,179	200,134	194,241
Dividends per share	0.40	0.40	0.32	0.30	0.48

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

Fiscal 2013 Compared to Fiscal 2012

Overview

Starrett is a global manufacturing company with approximately one-half of consolidated net sales derived outside of North America, predominantly through multiple distribution channels. The Company is exposed to volatility in the markets that it serves. In North America, economic uncertainty and political turmoil dampened manufacturing investment which adversely impacted sales for capital equipment and discouraged our distribution network customers to stock inventory at historical levels. Internationally, sales declined due to a continued recession in the European economies and a significant exchange rate decline in the Brazilian Real against the U.S. dollar.

Net sales for fiscal 2013 declined $16.3 million or 6.3% compared to fiscal 2012, due principally to unfavorable foreign currency exchange rates. Gross margins declined $6.3 million from $78.1 million or 30.0 % of sales in fiscal 2012 to $71.8 million or 29.5% of sales in fiscal 2013 as the savings related to lower pension costs was offset by unfavorable foreign currency exchange rates, reduced sales and higher unabsorbed fixed manufacturing costs.  Selling, general and administrative expenses decreased $6.8 million or 9% from $79.9 million in fiscal 2012 to $73.1 million in fiscal 2013 principally due to lower international expenses translated to U. S. dollars and reduced pension expense.  Operating income (loss) improved $0.6 million from a loss of $1.9 million in fiscal 2012 to a loss of $1.3 million in fiscal 2013.

Net Sales

Net sales in North America declined $5.6 million or 4% from $129.1 million in fiscal 2012 to $123.5 million in fiscal 2013.  The principal factors contributing to the drop in sales were a combined reduction in precision tools and custom granite of $7.8 million, which was partially offset by a $3.3 million increase due to a full year of operations for Bytewise.  International sales decreased $10.7 million or 8% from $131.0 million in fiscal 2012 to $120.3 million in fiscal 2013.  Foreign currency exchange rate fluctuations represented an unfavorable impact of $16.2 million, while Brazilian sales denominated in local currency increased 6% or $5.5 million.

Gross Margin

Gross margin in North America increased $3.1 million or 10% from $29.8 million in fiscal 2012 to $33.0 million in fiscal 2013 and improved as a percentage of sales from 23% in fiscal 2012 to 27% in fiscal 2013.  The improvement was due to lower pension expenses which more than offset inventory production inefficiencies. International gross margins decreased $9.4 million or 20% from $48.3 million in fiscal 2012 to $38.8 million in fiscal 2013 with foreign exchange fluctuations representing $5.1 million or 55% of the shortfall. Reduced sales and manufacturing inefficiencies represented the remaining $4.3 million decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in North American decreased $4.1 million or 10%.   Lower pension expense represented $3.0 million of the decrease, while reduced headcount and management bonuses accounted for the remaining $1.1 million in savings.  International selling, general and administrative expenses decreased $2.7 million or 7.0% with a $4.3 million savings due to the stronger U. S. dollar offsetting higher employee benefit expenses.

Other Income, Net

Other income, net improved $0.2 million due to the Company’s equity share in higher profits of a private software development company. Internationally, a $0.5 million settlement gain related to a lawsuit was offset by a $0.5 million decline in foreign exchange gains as compared to the prior year.

Income Taxes

The Company recorded tax expense of $1.0 million in fiscal 2013 which represented 120% of pre-tax income. The principal reasons the effective tax rate exceeded the U.S. normalized combined federal and state statutory tax rate of approximately 40% was due to losses in two foreign operations which did not receive any tax benefit because of the uncertainty of recovery in the future and a reduction in deferred state tax assets due to a change in the expected effective state tax rate.

There were no significant changes in valuation allowances relating to carryforwards for foreign NOL’s, foreign tax credits and certain state NOL’s.  The Company continues to believe that it is more likely than not that it will be able to utilize its domestic federal net operating loss carryforward of approximately $20.0 million.

Fiscal 2012 Compared to Fiscal 2011

Overview

Solid revenue growth continued in fiscal 2012 as sales increased over a strong fiscal 2011.  The Company was not immune to the financial volatility over the past twelve months. Lower long-term interest rates driven by Federal Reserve policy led to  the discount rate falling to historic lows.  As a result the Company recognized a significantly higher pension liability, and a $17.2 million non-cash pension expense, of which $15.2 million was recorded in the fourth quarter  of fiscal 2012.  The eight fold increase over normal pension expense negatively impacted gross margin and selling, general and administrative expenses and was the prime driver in a net loss in the fourth quarter and near breakeven results for the year.  The Company closed its Dominican Republic facility in December 2011 and added advanced metrology technology through its acquisition of Bytewise in November 2011.

Net sales for fiscal 2012 increased $15.3 million or 6.3% compared to fiscal 2011 due to a recovering manufacturing sector and increased market penetration.  Gross margins declined $3.7 million from $81.8 million or 33 % of sales in fiscal 2011 to $78.1million or 30% of sales in fiscal 2012.  Selling, general and administrative expenses increased $9.2 million or 13% from $70.8 million in fiscal 2011 to $79.9 million in fiscal 2012.  Operating income declined $14.3 million from a profit of $12.4 million in fiscal 2011 to a loss of $1.9 million in fiscal 2012.  All of these changes, as more fully described below, were significantly affected by the pension expense noted above.

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations and had $1.0 million in forward currency contracts outstanding at June 30, 2013.  Net foreign monetary assets are approximately $37.5 million as of June 30, 2013.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.    A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 13 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $24.3 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2013	2012	2011
Cash provided by operating activities	$20,331	$3,524	$5,189
Cash used in investing activities	(9,476)	(25,870)	(10,141)
Cash provided by (used in) financing activities	(7,558)	20,050	3,860

The Company has a working capital ratio of 5.6:1 as of June 30, 2013 as compared to  5.0:1 as of June 30, 2012.  Cash, short-term investments, accounts receivable and inventories represent 91% and 90% of current assets in fiscal 2013 and fiscal 2012, respectively.  The Company had accounts receivable turnover of 6 in fiscal 2013 compared to 6 in fiscal 2012 and an inventory turnover ratio of 2.7 in fiscal 2013 compared to 2.8 in fiscal 2012.

Net cash provided by operating activities of $20.3 million in fiscal 2013 is principally due to a reduction in inventory levels partially offset by a decline in operating performance.

The Company invested $9.5 million in fiscal 2013 with investments in plant and equipment representing $ 7.8 million and the remaining amount being attributable to the net increase in short-term investments.

The Company repaid $6.7 million of its long-term debt in fiscal 2013 accounting for most of its $7.6 million of cash used in financing activities. Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and short-term investments, the Company has maintained a $23.0 million line of credit, of which $0.6 million is reserved for letters of credit and $11.9 million was outstanding as of June 30, 2013.

On June 30, 2009, the Company and certain subsidiaries entered into a Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A.. The amended Credit Facility is scheduled to mature on April 30, 2015 and bears interest at LIBOR plus 1.50%.

The obligations under the Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the subsidiaries party to the Credit Facility.  Triggering events are two consecutive quarters of failure to achieve the financial covenants outlined in Note 13 of the Notes to Consolidated Financial Statements.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. As of August 31, 2013, the Company had borrowings of $11.9 million under the line of credit.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2013, the Company was in compliance with the financial covenants under the Credit Facility.

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

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; long lived assets; goodwill; and employee turnover, discount and return rates used to calculate pension obligations.

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

Revenue Recognition and Accounts Receivable: Sales of merchandise and freight billed to customers are recognized when products are delivered, title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.  Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

The allowance for doubtful accounts of $0.7 million and $1.0 million at the end of fiscal 2013 and 2012, respectively, is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and net sales could be adversely affected.

Inventory Valuation:  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products the Company may be required to increase the inventory reserve and, as a result, gross profit margin could be adversely affected.

Long-lived Assets and Goodwill:  The Company accounts for property, plant and equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value.

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

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2012 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2012.

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

Recoverability of the net book value of property, plant and equipment is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2013 which required management to perform an impairment analysis.

Depreciation is included in cost of goods sold or selling, general and administrative expenses in the Consolidated Statement of Operations based upon where the assets are contributing to the measurement of cost or expense by functional area. Depreciation of equipment used in the manufacturing process is a component of inventory and included in costs of goods sold.  Depreciation of equipment used for office and administrative functions is an expense in selling, general and administrative expenses.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability, the Company provides a valuation allowance related to the asset. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations.

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

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2013, 2012 and 2011 were $0.0, $15.3, and $0.0 million, respectively.

Calculation of pension and postretirement medical costs and obligations are dependent on actuarial assumptions.  These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. See also Employee Benefit Plans (Note 12 to the Consolidated Financial Statements).

Cost of Goods Sold:  The Company includes material direct and indirect labor and manufacturing overhead in cost of goods sold.  Included in these costs are inbound freight, personnel (manufacturing plants only), receiving costs, internal transferring, employee benefits (including pension expense) and inspection costs.

Selling General and Administrative Expenses:  The Company includes distribution expenses in selling, general and administrative expenses.  Distribution expenses include shipping labor and warehousing costs associated with the storage of finished goods at each manufacturing facility.  The Company also includes costs for our dedicated distribution centers as selling expenses.  Employee benefits, including pension expense attributable to personnel not involved in the manufacturing process, are also included in selling, general and administrative expenses.

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Debt obligations	$25.8	$1.6	$15.0	$3.1	$6.1
Capital lease obligations	0.3	0.2	0.1	—	—
Operating lease obligations	2.1	1.6	0.5	—	—
Purchase obligations	11.1	10.8	0.2	0.1	—
Total	$39.3	$14.2	$15.8	$3.2	$6.1

While our purchase obligations are generally cancellable without penalty, certain vendors charge cancellation fees or minimum restocking charges based on the nature of the product or service.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2013, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company and subsidiaries (“the Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated September 5, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts

September 5, 2013

 THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash	$19,755	$17,502
Short-term investments	7,657	6,282
Accounts receivable (less allowance for doubtful accounts of $697 and $965, respectively)	37,875	42,167
Inventories	56,501	69,895
Current deferred tax asset	4,978	7,620
Prepaid expenses and other current assets	7,182	7,764
Total current assets	133,948	151,230
Property, plant and equipment, net	51,200	53,597
Taxes receivable	3,770	3,814
Deferred tax assets, net	28,274	29,842
Intangible assets, net	8,222	8,755
Goodwill	3,034	3,034
Other assets	2,346	1,894
Total assets	$230,794	$252,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$1,557	$1,800
Accounts payable and accrued expenses	17,084	20,912
Accrued compensation	5,304	7,299
Total current liabilities	23,945	30,011
Deferred tax liabilities	2,182	2,530
Other tax obligations	10,514	10,590
Long-term debt	24,252	29,387
Postretirement benefit and pension obligations	42,386	51,810
Other non-current liability	773	—
Total liabilities	104,052	124,328

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,076,698 outstanding at June 30, 2013 and 6,017,227 outstanding at June 30, 2012)	6,077	6,017
Class B common stock $1 par (10,000,000 shares authorized; 750,563 outstanding at June 30, 2013 and 753,307 outstanding at June 30, 2012)	750	753
Additional paid-in capital	52,613	51,941
Retained earnings	91,778	94,661
Accumulated other comprehensive loss	(24,476)	(25,534)
Total stockholders’ equity	126,742	127,838
Total liabilities and stockholders’ equity	$230,794	$252,166

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/13	6/30/12	6/30/11
Net sales	$243,797	$260,148	$244,841
Cost of goods sold	171,985	182,073	163,041
Gross margin	71,812	78,075	81,800
% of net sales	29.5%	30.0%	33.4%

Selling, general and administrative expenses	73,090	79,925	70,750
Gain on sale of building	—	—	(1,350)
Operating income (loss)	(1,278)	(1,850)	12,400

Other income, net	2,074	1,961	839

Earnings before income taxes	796	111	13,239
Income tax expense (benefit)	958	(777)	6,394

Net earnings (loss)	$(162)	$888	$6,845

Basic and diluted earnings (loss) per share	$(.02)	$0.13	$1.02

Average outstanding shares used in per share calculations:
Basic	6,797	6,757	6,698
Diluted	6,797	6,794	6,717

Dividends per share	$0.40	$0.40	$0.32

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/13	6/30/12	6/30/11
Net earnings (loss)	$(162)	$888	$6,845
Other comprehensive income (loss), net of tax:
Translation gain (loss)	(5,729)	(14,675)	9,778
Pension and postretirement plans	6,787	(8,898)	5,938

Other comprehensive income (loss)	1,058	(23,573)	15,716

Total comprehensive income (loss)	$896	$(22,685)	$22,561

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 26, 2010	$5,859	$821	$50,921	$91,781	$(17,677)	$131,705

Total comprehensive income				6,845	15,716	22,561
Dividends ($0.32 per share)				(2,149)		(2,149)
Repurchase of shares			(1)			(1)
Issuance of stock dividends under 1984 ESOP	18		183			201
Issuance of stock under compensation plans	3	33	246			282
Stock-based compensation			62			62
Conversion	53	(53)				–
Balance, June 30, 2011	5,933	801	51,411	96,477	(1,961)	152,661

Total comprehensive income (loss)				888	(23,573)	(22,685)
Dividends ($0.40 per share)				(2,704)		(2,704)
Issuance of stock dividends under 1984 ESOP	24		255			279
Issuance of stock under compensation plans	3	9	104			116
Stock-based compensation			171			171
Conversion	57	(57)				-
Balance, June 30, 2012	6,017	753	51,941	94,661	(25,534)	127,838

Total comprehensive income (loss)				(162)	1,058	896
Dividends ($0.40 per share)				(2,721)		(2,721)
Repurchase of shares	(5)		(57)			(62)
Issuance of stock dividends under 1984 ESOP	25		253			278
Issuance of stock under compensation plans	3	34	278			315
Stock-based compensation			198			198
Conversion	37	(37)				-
Balance, June 30, 2013	$6,077	$750	$52,613	$91,778	$(24,476)	$126,742

Cumulative balance:
Translation gain (loss), net					$(21,634)
Pension and postretirement plans, net of taxes					(2,842)
					$(24,476)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/13	6/30/12	6/30/11
Cash flows from operating activities:
Net earnings (loss)	$(162)	$888	$6,845
Non cash operating activities:
Gain on sale of building	-	-	(1,350)
Depreciation	8,529	9,039	9,351
Amortization	1,146	1,059	1,072
ESOP compensation expense	773	-	-
Net long-term tax obligations	97	(284)	458
Deferred taxes	(361)	(5,079)	(600)
Unrealized transaction gains	(23)	(23)	(165)
(Income) loss on equity method investment	(470)	(237)	572
Working capital changes, net of effects of business acquisition:
Accounts receivable	2,377	(2,567)	(7,852)
Inventories	11,994	(15,774)	(9,019)
Other current assets	60	(382)	153
Other current liabilities	(5,551)	(315)	5,032
Postretirement benefit and pension obligations	1,752	16,037	2,408
Other	170	1,162	(1,716)
Net cash provided by operating activities	20,331	3,524	5,189

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(15,070)	-
Additions to plant and equipment	(7,788)	(10,800)	(6,772)
Purchase of investments	(8,116)	-	(6,631)
Proceeds from sale of investments	6,428	-	1,250
Investment in private software development company	-	-	(1,250)
Proceeds from sale of building	-	-	3,262
Net cash used in investing activities	(9,476)	(25,870)	(10,141)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	2,056	6,878
Short-term debt repayments	(194)	(552)	(1,326)
Proceeds from long-term borrowings	1,500	22,454	340
Long-term debt repayments	(6,673)	(1,599)	(372)
Proceeds from common stock issued	592	395	490
Repurchase of shares	(62)	-	(1)
Dividends paid	(2,721)	(2,704)	(2,149)
Net cash provided by (used in) financing activities	(7,558)	20,050	3,860
Effect of translation rate changes on cash	(1,044)	(1,774)	2,186
Net increase (decrease) in cash	2,253	(4,070)	1,094
Cash beginning of year	17,502	21,572	20,478
Cash end of year	$19,755	$17,502	$21,572
Supplemental cash flow information:
Interest paid	$935	505	255
Taxes paid, net	2,573	4,795	4,422

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

1. DESCRIPTION OF BUSINESS

The L. S. Starrett Company (the “Company”) is incorporated in the Commonwealth of Massachusetts and is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The Company’s manufacturing operations are primarily in North America, Brazil, China and the United Kingdom. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated in consolidation.

Financial instruments and derivatives: The Company’s financial instruments include cash, investments and debt. Investments are stated at cost which approximates fair market value. The carrying value of debt, which is at current market interest rates, also approximates its fair value.    The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The amount of contracts outstanding as of June 30, 2013 and June 30, 2012 amounted to $1.0 million and $2.0 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.1, $0.8, and $0.3 million in fiscal 2013, 2012 and 2011, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Long-lived assets: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2013 and June 30, 2012 were $1.3 million and $3.3 million, respectively, of construction in progress.  Also included in machinery and equipment at June 30, 2013 and June 30, 2012 is $0.5 million and $0.5 million, respectively, of capitalized interest cost. Repairs and maintenance of equipment are expensed as incurred. No events or circumstances arose in fiscal 2013 which required management to perform an impairment analysis.

Intangible assets and goodwill: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-14 year period. The estimated useful lives of the intangible assets subject to amortization are: 15 years for patents, 14 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8 years for customer relationships, 5 years for software development and 0.5 years for backlog. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October. This test was performed as of October 1, 2012. The Company assesses the fair value of its goodwill using impairment tests performed on either a quantitative or a qualitative basis. A quantitative impairment test is based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value and market discount rates. In the event that the carrying value of goodwill exceeds the fair value of the goodwill, an impairment loss would be recorded for the amount of that excess.

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are presented net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.   Cooperative advertising payments made to customers are included in selling, general and administrative expenses in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $6.0 million in fiscal 2013, $5.6 million in fiscal 2012 and $5.1 million in fiscal 2011 and are included in selling, general and administrative expenses.

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

Pension and Other Postretirement Benefits: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company also has defined contribution plans.  In addition, certain U.S. employees participate in an Employee Stock Ownership Plan (the 1984 ESOP) used to partially fund benefits under the U.S. defined benefit pension plan.

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors unfunded postretirement benefit plans that provide health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments included in net periodic benefit cost for fiscal 2013, 2012 and 2011 were $ 0.0 million, $15.3 million, and $0.0 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $69 million of undistributed earnings of foreign subsidiaries as of June 30, 2013 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed as incurred and were as follows: $2.3 million in fiscal 2013, $2.2 million in fiscal 2012, and $1.9 million in fiscal 2011 and are included in selling general and administrative expenses in the Consolidated Statement of Operations.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 48,455, 36,555, and 19,236 of potentially dilutive common shares in fiscal 2013, 2012 and 2011, respectively, resulting from shares issuable under its stock option plans. These shares had no impact on the calculated per share amounts. These additional shares are not used in the diluted EPS calculation in loss years.

Translation of foreign currencies: The financial statements of our foreign subsidiaries, where the local currency is the functional currency, are translated at exchange rates in effect on reporting dates, and income and expense items are translated at average rates or rates in effect on transaction dates as appropriate. The resulting foreign currency translation adjustments are charged or credited directly to the other comprehensive income (loss) as noted in the Consolidated Statements of Comprehensive Income (Loss).  Net foreign currency gains (losses) are disclosed in Note 10.

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to: the allowances for doubtful accounts receivable and returned goods; inventory allowances; income tax valuation allowances, uncertain tax positions and pension obligations. Amounts ultimately realized could differ from those estimates.

Recent Accounting Pronouncements: Accounting Standards Update (“ASU”) 2013-02 requires companies to present information about amounts reclassified out of other accumulated comprehensive income (loss) (“AOCI”) to net earnings (loss), by component. The effect of significant reclassification adjustments being made out of AOCI on the corresponding line items in the Statement of Operations must be presented when the item is reclassified in its entirety during one reporting period. While the new guidance in ASU 2013-02 changes the presentation of AOCI, there are no changes to the components that are recognized in net earnings (loss) or other comprehensive income (loss) under current accounting guidance. This ASU is required to be adopted in the Company’s year ending June 30, 2014.

ASU 2013-11 clarifies the rules on how to present deferred taxes for tax losses, tax credits and the liability for tax reserves.  The new rules require that a company determine its tax balances on the balance sheet on an after reserve basis.   This ASU is required to be adopted in the Company’s year ending June 30, 2015 but early adoption is allowed.  The net effect upon adoption will be to reduce the long term deferred tax asset for NOLs and for tax credits and reduce the long term tax liability reflected as Other Tax Obligations.  The Company does not expect a material impact to the Statement of Operations.  The Company is currently evaluating whether to adopt this revised accounting prior to its required implementation.

3. ACQUISITION AND INVESTMENT

On November 22, 2011, a wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Bytewise Development Corporation (“Bytewise”) pursuant to which a wholly-owned subsidiary of the Company purchased all of the assets of Bytewise for $15.4 million in cash plus the assumption of certain liabilities.  The asset purchase was financed through a term loan under the Company’s existing security agreement.

Under the Purchase Agreement, the former owners of Bytewise are entitled to a 40% share of any profits from Bytewise’s operations over the first three years after the purchase date so long as they remain employed by the Company.  The Company has accrued for such profit sharing as an expense based on the results of operations since the date of acquisition. Bytewise designs, develops and manufactures non-contact, industrial measurement systems and software that capture the external geometric profile of a product and analyze that data to meet measurement and/or quality control requirements.

The acquisition was accounted for under the acquisition method of accounting.  The total purchase price was allocated to the net tangible assets and identifiable intangible assets based on their estimated fair value as of November 22, 2011.  The allocation of the purchase price is based upon management’s valuation and was finalized in the fourth quarter of fiscal 2012.

The table below presents the allocation of the purchase price to the acquired net assets of Bytewise (in thousands):

Cash	$298
Accounts receivable	1,897
Inventories	1,674
Other current assets	74
Intangibles	9,300
Goodwill	3,034
Other long-term assets	69
Accounts payable	(379)
Accrued compensation costs	(270)
Accrued expenses	(329)
Cash paid to sellers	$15,368

Acquisition costs were expensed as incurred and totaled approximately $0.1 million in fiscal year 2012, which are included in selling, general and administrative expenses.

The estimates for identifiable intangible assets acquired include approximately $4.95 million for customer relationships, $1.48 million for trademarks and trade names, $2.0 million for completed technology, $0.6 million for non-compete agreements and $0.26 million for order backlog.  Such intangible assets are being amortized on a straight-line basis over their respective useful lives. The weighted-average amortization period is 9.3 years.

The following table reflects the Bytewise acquisition as if the transaction had occurred as of the beginning of the Company’s fiscal year 2011.  The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Bytewise been combined during the periods presented (in thousands except per share amounts):

	Year Ended
	6/30/2012	6/30/2011

Unaudited consolidated pro forma net sales	$264,036	$255,525
Unaudited consolidated pro forma net earnings	$951	$7,118
Unaudited consolidated pro forma diluted earnings per share	$0.14	$1.06

In fiscal 2010, the Company entered into an agreement with a private software development company to invest $1.5 million over the subsequent twelve to eighteen months in exchange for a 36% equity interest therein.  The Company invested $0.3 million and $1.2 million in fiscal 2010 and 2011, respectively, and  recorded other income of $0.5 million in fiscal 2013, $0.2 million in fiscal 2012 and other loss of $0.6 million in fiscal 2011 based on the earnings of this entity as allocated under the equity method of accounting.  The net carrying value of the investment included in other long term assets in the Consolidated Balance Sheet as of June 30, 2013 and June 30, 2012 is $1.6 million and $1.2 million, respectively.  In August 2011, the Company guaranteed a loan of $0.5 million, which remains outstanding, between the private software development company and a lender.

4.  STOCK-BASED COMPENSATION

Long Term Incentive Plan

During the quarter ended December 31, 2012, the Company implemented The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Incentive Plan”), which was adopted by the Board of Directors September 5, 2012 and approved by shareholders October 17, 2012. The 2012 Stock Incentive Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Incentive Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2013, there were 20,500 stock options and 8,200 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2013.

For the stock option grant, the fair value of each grant was estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (short-cut method).

The fair value of stock options granted during fiscal year 2013 of $3.82 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of June 30, 2013 was 9.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2013 was $0.1 million. There were no options exercisable as of June 30, 2013. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2013 the Company granted 8,200 RSU awards with fair values of $10.08 per RSU award. There were no RSU awards prior to December 17, 2012.

There were no RSU awards settled during the year ended June 30, 2013. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2013 was $0.1 million. There were no RSU awards vested as of June 30, 2013.

Compensation expense related to the 2012 Stock Incentive Plan was $31,000. As of June 30, 2013, there was $0.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

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

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 26, 2010	61,084		658,547
Options granted	69,078	8.99	(69,078)
Options exercised	(33,098)	7.65	-
Options canceled	(23,055)		23,055
Balance, June 30, 2011	74,009		612,524
Options granted	61,815	9.87	(61,815)
Options exercised	(9,290)	8.73	-
Options canceled	(24,044)		24,044
2002 plan expired	-		(222,568)
Balance, June 30, 2012	102,490		352,185
2007 Plan expired	-		(352,185)
2012 Plan authorized	-		500,000
Options granted	61,382	8.77	(61,382)
Options exercised	(34,128)	8.28	-
Options canceled	(41,016)		9,926
Balance, June 30, 2013	88,728		448,544

The following information relates to outstanding options as of June 30, 2013:

Weighted average remaining life (yrs)	1.0
Weighted average fair value on grant date of options granted in:
2011	$3.01
2012	3.32
2013	2.73

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 33.58% – 34.64%, interest – 0.22% – 0.36%, and expected lives - 2 years. Compensation expense of $166,368, $171,400 and $62,100 has been recorded for fiscal 2013, 2012 and 2011, respectively.

Employee Stock Ownership Plan

On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income.  The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 are eligible to participate.

On June 5, 2013 the Board of Directors approved a contribution to the 2013 ESOP for fiscal 2013 in the amount of two percent of each participant’s compensation (as defined in the Plan).

Compensation expense related to the 2013 ESOP for the year ended June 30, 2013 was $0.8 million. The liability as of June 30, 2013 is included in other non-current liabilities on the Consolidated Balance Sheet. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund this liability.

5. CASH AND SHORT-TERM INVESTMENTS

Cash and investments held in foreign subsidiaries amounted to $23.5 million and $20.6 million at June 30, 2013 and June 30, 2012, respectively. Of this amount, $10.3 million in U.S. dollar equivalents was held in British Pounds Sterling and $10.3 million in U.S. dollar equivalents was held in Brazilian Reais.

As of June 30, 2013 and June 30, 2012, the Company’s U.K. subsidiary held a $7.7 million 95 day fixed rate deposit and a $6.3 million twelve month fixed rate deposit, respectively, with a financial institution.

6.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2013	June 30, 2012
Raw materials and supplies	$29,565	$35,803
Goods in process and finished parts	20,256	24,044
Finished goods	37,507	37,553
	87,328	97,400
LIFO reserve	(30,827)	(27,505)
	$56,501	69,895

LIFO inventories were $12.9 million and $19.7 million at June 30, 2013 and June 30, 2012, respectively, such amounts being approximately $30.8 million and $27.5 million, respectively, less than if determined on a FIFO basis.  Increases in the LIFO reserve of $3.3 million, $1.3 million, and $1.0 million in fiscal 2013, 2012 and 2011 respectively, resulted in a corresponding increase in cost of goods sold.

During fiscal 2013, a reduction in total inventory resulted in a liquidation of LIFO inventory quantities valued at the lower costs of prior years. The LIFO liquidation decreased cost of goods sold in fiscal 2013 by approximately $0.8 million.

7. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s intangible assets on the dates indicated (in thousands):

	June 30, 2013			June 30, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$3,034	$-	$3,034	$3,034	$-	$3,034
Identifiable intangible assets	10,000	(1,778)	8,222	15,858	(7,103)	8,755

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2013	June 30, 2012
Non-compete agreements	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,010	2,010
Customer relationships	4,950	4,950
Backlog	-	260
Software development	635	282
Other intangible assets	325	-
Total	10,000	15,858
Accumulated amortization	(1,778)	(827)
Total net balance	$8,222	$8,755

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2014	$1,160
2015	1,160
2016	1,160
2017	1,158
2018	1,090
Thereafter	2,494

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2012 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than their respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2012. There were no triggering events identified from the annual assessment date through the fiscal year-end.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2013 and 2012 (in thousands):

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Land	$1,377	$-	$1,377
Buildings and building improvements	46,101	(23,308)	22,793
Machinery and equipment	129,031	(102,001)	27,030
Total	$176,509	$(125,309)	$51,200

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Land	$1,394	$-	$1,394
Buildings and building improvements	44,409	(22,351)	22,058
Machinery and equipment	129,846	(99,701)	30,145
Total	$175,649	$(122,052)	$53,597

Included in machinery and equipment are assets under capital leases of $1.3 million as of June 30, 2013 and $1.3 million as of June 30, 2012. The accumulated amortization relating to these leases was $0.8 million and $0.5 million as of June 30, 2013 and 2012, respectively.

Operating lease expense was $1.9 million, $1.8 million and $1.5 million in fiscal 2013, 2012 and 2011, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2014	$1,627
2015	336
2016	155
2017	15

9. REORGANIZATION COSTS

The Company closed its Dominican Republic facility effective December 31, 2011.  The decision to close the facility was the result of a decision by Sears to no longer purchase “Craftsman” brand measuring tapes from the Company.  The Company incurred approximately $0.3 million in costs in fiscal 2012 related to facility closure, severance and asset write-offs.  The costs were included in the fiscal 2012 Consolidated Statements of Operations in cost of goods sold ($0.1 million), selling, general and administrative expenses ($0.2 million) and other income and expense ($0.1 million). There were no costs recognized in connection with this closing in fiscal 2013.

10. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2013	2012	2011
Interest income	$786	$916	$1,495
Interest expense	(968)	(712)	(257)
Foreign currency gain (loss), net	1,086	1,442	(748)
Gain on resolution of contingency	501	-	-
Other income (expense), net	669	315	349
	$2,074	$1,961	$839

11. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2013	2012	2011
Domestic operations	$(2,633)	$(14,614)	$(413)
Foreign operations	3,429	14,725	13,652
	$796	$111	$13,239

The provision (benefit) for income taxes consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$124	$(392)	$12
Foreign	1,243	4,239	6,818
State	(48)	455	164
Deferred:
Federal	(1,472)	(5,195)	(177)
Foreign	503	656	(331)
State	608	(540)	(92)
	$958	$(777)	$6,394

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2013	2012	2011
Expected tax expense	$271	$38	$4,501
State taxes, net of federal effect	26	(170)	(32)
Foreign taxes, net of federal credits	353	(751)	(227)
Change in valuation allowance	(127)	(201)	908
Tax reserve adjustments	141	(286)	246
Return to provision adjustments	(764)	-	-
Losses not benefited	370	206	771
Dividend from subsidiary (net of foreign tax credit)	201	-	-
Tax rate change applied to deferred tax balances	880	-	-
Other permanent items	(393)	387	227
Actual tax expense (benefit)	$958	$(777)	$6,394

Significant changes in the tax expense reconciliation in the year ended June 30, 2013 relate to the following items:  Return to provision adjustments primarily in the U.S. for foreign tax credits, research credits and state taxes; the tax impact of a dividend from a foreign subsidiary and a change in the effective state tax rate in the U.S. and a legislated change in the tax rate in the U.K. applied to deferred tax balances. Similar items for the years ended June 30, 2012 and 2011 were not significant and continue to be classified in the preceding table as components of other permanent items.

No valuation allowance has been recorded for the domestic federal NOL.  The Company believes that forecasted future taxable income and certain tax planning opportunities make it likely that such NOLs will be utilized in future periods.

A valuation allowance has been provided on certain state NOLs as a result of their much shorter carryforward periods and the uncertainty of generating adequate taxable income at the entity and state level.   Similarly, a valuation allowance has been provided on certain foreign NOLs due to the uncertainty of generating future taxable income in those jurisdictions. In addition, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. In fiscal 2013, the allowance increased by $1.6 million primarily related to foreign tax credits. The need for a valuation allowance is reevaluated as facts and assumptions change over time.

Deferred income taxes at June 30, 2013 and 2012 are attributable to the following (in thousands):

	2013	2012
Deferred assets (current):
Inventories	$2,954	$4,892
Employee benefits (other than pension)	827	1,336
Book reserves	1,435	1,757
Other	313	298
Total current deferred tax assets	5,529	8,283
Valuation allowance	(551)	(663)
Current deferred tax asset	$4,978	$7,620

Deferred assets (long-term):
Federal NOL, carried forward	$6,715	$5,706
State NOL, various carryforward periods	1,178	874
Foreign NOL, various carryforward periods	1,574	1,283
Foreign tax credit carryforward, expiring 2014 - 2023	4,398	1,028
Pension benefits	10,889	13,599
Retiree medical benefits	4,144	5,563
Intangibles	2,643	3,285
Other	721	401
Total long-term deferred tax assets	32,262	31,739
Valuation allowance	(3,988)	(1,897)
Long-term deferred tax asset	$28,274	$29,842

Deferred liabilities (long-term):
Depreciation	(2,182)	(2,530)
Long-term deferred tax liabilities	$(2,182)	$(2,530)
Net deferred tax assets	$31,070	$34,932

As of June 30, 2013 and 2012, the net long-term deferred tax asset and deferred tax liabilities on the balance sheet are as follows (in thousands):

	2013	2012
Long-term assets	$28,274	$29,842
Long-term liabilities	(2,182)	(2,530)
	$26,092	$27,312

Foreign operations deferred assets relate primarily to book reserves (current) and pension benefits (long term).  Amounts related to foreign operations included in the long-term portion of deferred liabilities relate to depreciation.

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 26, 2010	$(9,809)
Decreases for tax positions taken during a prior period	156
Increases for tax positions taken during the current period	(1,189)
Effect of exchange rate changes	(285)
Balance at June 30, 2011	(11,127)
Increases for tax positions taken during a prior period	(32)
Increases for tax positions taken during the current period	(955)
Effect of exchange rate changes	473
Decrease relating to settlement	137
Decreases resulting from the expiration of the statute of limitations	914
Balance at June 30, 2012	(10,590)
Increases for tax positions taken during a prior period	(212)
Increases for tax positions taken during the current period	(381)
Effect of exchange rate changes	140
Decrease relating to settlement	32
Balance at June 30, 2013	$(11,011)

The long-term tax obligations on the balance sheet as of June 30, 2013 and 2012 relate primarily to transfer pricing adjustments.  The Company has also recorded a non-current tax receivable for $3.8 million at June 30, 2013 and 2012, representing the corollary effect of transfer pricing competent authority adjustments.

During the next 12 months, the Company does not expect there will be a significant change in the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2010 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses carried forward from earlier years are still subject to review and adjustment. As of June 30, 2013, the Company has substantially resolved all open income tax audits. In international jurisdictions Argentina, Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the United Kingdom, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2008 through 2012.

The federal NOL carryforward of $20 million expires beginning in 2029. The state tax loss carryforwards tax effected benefit of $1.2 million expires at various times over the next 1 to 20 years. The foreign tax credit carryforward of $4.4 million expires in the years 2014 through 2023.

The Company received a cash dividend from a foreign subsidiary for $2.4 million in fiscal 2013. At June 30, 2013, the estimated amount of total unremitted earnings of foreign subsidiaries is $69 million. The Company has no plans to repatriate additional earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made.

12. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The UK plan was closed to new entrants in fiscal 2009.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees. The Company also has defined contribution plans.  In addition, certain U.S. employees, as part of their pension plan benefits, participate in an Employee Stock Ownership Plan (1984 ESOP) which was formed in a previous year.

The Company’s contribution toward medical benefits for qualified retirees between ages 55 and 64 is based on a sliding scale ranging from 15% to 75% of the current annual premium rates.  For retirees 65 and older, the Company’s contribution is fixed at $28.50 or $23 per month depending upon the plan the retiree has chosen.

In previous years the Company made contributions to the 1984 ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the 1984 ESOP. Ninety percent of the actuarially determined annuity value of their 1984 ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan.

The total cost of all such plans for fiscal 2013, 2012 and 2011, considering the combined projected benefits and funds of the 1984 ESOP as well as the other plans, was $4.4 million, $18.0 million and $1.9 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $1.0 million, $0.2 million and $0.2 million in fiscal 2013, 2012 and 2011, respectively.

Under both U.S and U.K. defined benefit plans, benefits are based on years of service and final average earnings. Plan assets, including those of the1984 ESOP, consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is reasonable given prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.

The Company currently uses an expected long-term rate of return assumption of 6.0% for the U.S. domestic pension plan, and 6.4% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2013 and 2012, the Company used a discount rate assumption of 4.96% and 3.92% for the U.S. plan and 4.70% and 4.40% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

Other than the discount rate, pension valuation assumptions are generally long-term and not subject to short-term market fluctuations, although they may be adjusted as warranted by structural shifts in economic or demographic outlooks.  Long-term assumptions are reviewed annually to ensure they do not produce results inconsistent with current market conditions. The discount rate is adjusted annually based on corporate investment grade (rated AA or better) bond yields, the maturities of which are correlated with the expected timing of future benefit payments, as of the measurement date.

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2013, the U.S. plan will require no contributions in fiscal 2014 and the U.K. plan will require a $1.2 million contribution in fiscal 2014.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2013	2012
Asset category:
Cash equivalents	1%	0%
Fixed income	20%	12%
Equities	24%	27%
Mutual and pooled funds (balanced funds)	44%	54%
Other	11%	7%
	100%	100%

The Company determines its investments strategies based upon the composition of the beneficiaries in its defined benefit plans and the relative time horizons that those beneficiaries are projected to receive payouts from the plans. The Company engages an independent investment firm to manage the U.S. pension assets.

Cash equivalents are held in money market funds.

The Company’s fixed income portfolio includes mutual funds that hold a combination of short-term, investment-grade fixed income securities and a diversified selection of investment-grade, fixed income securities, including corporate securities and U.S. government securities.

The Company invests in equity securities, which are diversified across a spectrum of value and growth in large, medium and small capitalization as appropriate to achieve the objective of a balanced portfolio and optimize the expected returns and volatility in the various asset classes.

Other assets include pooled investment funds whose underlying assets consist primarily of property holdings as well as financial instruments designed to offset the long-term impact of inflation and interest rate fluctuations.

In accordance with ASC 820 Fair Value Measurement, the Company has categorized its financial assets (including its pension plan assets), based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The tables below show the portfolio by valuation category as of June 30, 2013 and June 30, 2012 (in thousands).

June 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$1,416	$—	$—	$1,416	1%
Fixed Income	—	22,245	—	22,245	20%
Equities	23,210	2,475	—	25,685	24%
Mutual & Pooled Funds	28,357	19,476	—	47,833	44%
Other	—	9,139	3,008	12,147	11%
Total	$52,983	$53,335	$3,008	$109,326	100%

June 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$79		$—	$79	0%
Fixed Income	—	12,617	—	12,617	12%
Equities	25,212	3,379	—	28,591	27%
Mutual & Pooled Funds	34,627	24,204	—	58,831	54%
Other	—	4,216	3,034	7,250	7%
Total	$59,918	$44,416	$3,034	$107,368	100%

Included in equity securities at June 30, 2013 and 2012 are shares of the Company’s common stock having a fair value of $9.2 million and $10.4 million, respectively.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	2013	2012

Beginning balance	$3,034	$2,869
Actual returns on assets	(26)	165

Ending balance	$3,008	$3,034

The Level 3 assets consist of units of a pooled investment fund which invests in a mix of properties selected from across retail, office, industrial and other sectors predominantly located in the U.K. In addition to direct investments, the fund may also invest indirectly in property through investment vehicles such as quoted and unquoted property companies or collective investment trusts. Redemptions from the fund are not readily available given the illiquid nature of its assets.

U.S. and U.K. Plans Combined:

The status of these defined benefit plans, including the 1984 ESOP, is as follows (in thousands):

	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$145,595	$119,892	$117,974
Service cost	3,017	2,168	2,278
Interest cost	6,057	6,538	6,541
Participant contributions	242	249	202
Exchange rate changes	(1,344)	(852)	2,683
Benefits paid	(5,918)	(5,803)	(5,307)
Actuarial (gain) loss	(6,333)	23,403	(4,480)
Benefit obligation at end of year	$141,316	$145,595	$119,891

Change in plan assets
Fair value of plan assets at beginning of year	$107,368	$108,547	$98,867
Actual return on plan assets	6,878	3,770	12,271
Employer contributions	1,795	1,268	625
Participant contributions	242	249	202
Benefits paid	(5,918)	(5,803)	(5,307)
Exchange rate changes	(1,039)	(663)	1,889
Fair value of plan assets at end of year	109,326	107,368	108,547
Funded status at end of year	$(31,990)	$(38,227)	$(11,344)
Amounts recognized in balance sheet
Current liability	$(33)	$(23)	$(23)
Noncurrent liability	(31,957)	(38,204)	(11,321)
Net amount recognized in balance sheet	$(31,990)	$(38,227)	$(11,344)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$(116)	$(349)	$(585)
Accumulated loss	(5,919)	(13,248)	(2,450)
Amounts not yet recognized as a component of net periodic benefit cost	(6,035)	(13,597)	(3,035)
Accumulated net periodic benefit cost in excess of contributions	(25,955)	(24,630)	(8,309)
Net amount recognized	$(31,990)	$(38,227)	$(11,344)

Components of net periodic benefit cost
Service cost	$3,017	$2,168	$2,278
Interest cost	6,057	6,538	6,541
Expected return on plan assets	(5,961)	(6,473)	(7,305)
Amortization of prior service cost	234	234	249
Recognized actuarial (gain) loss	0	15,298	(2)
Net periodic benefit cost	$3,347	$17,765	$1,761

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$(127)	$(234)	$(234)

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$141,316	145,595	119,891
Accumulated benefit obligation	134,594	138,587	115,306
Fair value of assets	109,326	107,368	108,547

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$104,537	$83,491	$81,678
Service cost	2,562	1,763	1,787
Interest cost	4,289	4,530	4,498
Benefits paid	(4,101)	(4,170)	(3,821)
Actuarial (gain) loss	(7,499)	18,923	(651)
Benefit obligation at end of year	$99,788	$104,537	$83,491

Weighted average assumptions - benefit obligation
Discount rate	4.96%	3.92%	5.44%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$76,778	$78,577	$73,832
Actual return on plan assets	3,958	2,348	8,543
Employer contributions	573	23	23
Benefits paid	(4,101)	(4,170)	(3,821)
Fair value of plan assets at end of year	77,208	76,778	78,577
Funded status at end of year	$(22,580)	$(27,759)	$(4,914)

Amounts recognized in balance sheet
Current liability	$(33)	$(23)	$(23)
Noncurrent liability	(22,547)	(27,736)	(4,891)
Net amount recognized in balance sheet	$(22,580)	$(27,759)	$(4,914)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.92%	5.44%	5.37%
Rate of compensation increase	2.64%	2.64%	2.64%
Return on plan assets	6.00%	6.00%	8.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$(116)	$(349)	$(585)
Accumulated loss	(3,438)	(10,420)	(4,572)
Amounts not yet recognized as a component of net periodic benefit cost	(3,554)	(10,769)	(5,157)
Accumulated contributions in excess of (less than) net periodic benefit cost	(19,026)	(16,990)	243
Net amount recognized	$(22,580)	$(27,759)	$(4,914)

Components of net periodic benefit cost
Service cost	$2,562	$1,763	$1,787
Interest cost	4,289	4,530	4,498
Expected return on plan assets	(4,474)	(4,570)	(5,724)
Amortization of prior service cost	234	234	249
Recognized actuarial (gain) or loss	-	15,298	(2)
Net periodic benefit cost	$2,611	$17,255	$808

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$(127)	$(234)	$(234)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$99,788	104,537	83,491
Accumulated benefit obligation	93,066	97,529	78,905
Fair value of assets	77,208	76,778	78,577

 U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):
	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$41,058	$36,400
Service cost	455	405	491
Interest cost	1,768	2,008	2,043
Participant contributions	242	249	202
Exchange rate changes	(1,344)	(851)	2,683
Benefits paid	(1,817)	(1,633)	(1,486)
Actuarial (gain) loss	1,166	4,480	(3,829)
Benefit obligation at end of year	$41,528	$41,058

Weighted average assumptions - benefit obligation
Discount rate	4.70%	4.40%	5.70%
Rate of compensation increase	3.10%	2.60%	3.30%

Change in plan assets
Fair value of plan assets at beginning of year	$30,590	$29,971
Actual return on plan assets	2,920	1,422	3,728
Employer contributions	1,222	1,245	602
Participant contributions	242	249	202
Benefits paid	(1,817)	(1,633)	(1,486)
Exchange rate changes	(1,039)	(664)	1,889
Fair value of plan assets at end of year	32,118	30,590	29,970
Funded status at end of year	$(9,410)	$(10,468)	$(6,430)
Amounts recognized in balance sheet
Current liability	$—	$—	$—
Noncurrent liability	(9,410)	(10,468)	(6,430)
Net amount recognized in balance sheet	$(9,410)	$(10,468)	$(6,430)

Weighted average assumptions – net periodic benefit cost

Discount rate	4.40%	5.70%	5.40%
Rate of compensation increase	2.60%	3.30%	3.10%
Return on plan assets	4.90%	6.40%	6.00%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$—	$—	$—
Accumulated gain (loss)	(2,481)	(2,828)	2,122
Amounts not yet recognized as a component of net periodic benefit cost	(2,481)	(2,828)	2,122
Accumulated net periodic benefit cost in excess of contributions	(6,929)	(7,640)	(8,552)
Net amount recognized	$(9,410)	$(10,468)	$(6,430)

Components of net periodic benefit cost
Service cost	$455	$405	$491
Interest cost	1,768	2,008	2,043
Expected return on plan assets	(1,487)	(1,903)	(1,581)
Amortization of prior service cost	-	-	-
Recognized actuarial loss	-	-	-
Net periodic benefit cost	$736	$510	$953

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$41,528	$41,058	$36,400
Accumulated benefit obligation	41,528	41,058	36,400
Fair value of assets	32,118	30,590	29,970

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2013	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$14,230	$11,804	$11,603
Service cost	484	386	353
Interest cost	518	611	591
Benefits paid	(351)	(552)	(662)
Actuarial (gain) loss	(3,917)	1,981	(81)
Benefit obligation at end of year	$10,964	$14,230	$11,804

Weighted average assumptions: benefit obligations
Discount rate	4.96%	3.92%	5.44%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	351	552	662
Benefits paid	(351)	(552)	(662)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(536)	$(623)	$(657)
Non-current postretirement benefit obligation	(10,428)	(13,606)	(11,147)
Net amount recognized in balance sheet	$(10,964)	$(14,230)	$(11,804)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.92%	5.44%	5.37%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$1,145	$1,888	$2,793
Accumulated gain (loss)	627	(3,400)	(1,422)
Amounts not yet recognized as a component of net periodic benefit cost	1,772	(1,512)	1,371
Net periodic benefit cost in excess of accumulated contributions	(12,736)	(12,718)	(13,175)
Net amount recognized	$(10,964)	$(14,230)	$(11,804)

Components of net periodic benefit cost
Service cost	$484	$386	$353
Interest cost	518	611	591
Amortization of prior service credit	(743)	(905)	(905)
Amortization of accumulated loss	111	2	10
Net periodic benefit cost	$370	$94	$49

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$502	$905	$905
Net gain (loss)	—	(158)	(19)
	$502	$747	$886

Healthcare cost trend rate assumed for next year	7.80%	8.80%	9.70%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2026	2026	2027

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2013	2012	2011
Effect on total of service and interest cost	$91	$111	$104
Effect on postretirement benefit obligation	1,041	1,430	1,067

	1% Decrease
	2013	2012	2011
Effect on total of service and interest cost	$(77)	$(93)	$(87)
Effect on postretirement benefit obligation	(881)	(1,208)	(915)

For fiscal 2014, the Company expects to make no contribution to the qualified domestic pension plan, $33,000 to the nonqualified domestic pension plan, $1.2 million to the U.K. pension plan, and $536,000 to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2014	$6,412	$536
2015	6,623	574
2016	6,870	613
2017	7,197	634
2018	7,468	676
2019-2023	42,085	4,442

13. DEBT

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	June 30, 2013	June 30, 2012
Short-term and current maturities
Loan and Security Agreement	$1,348	$1,289
Short-term foreign credit facility	27	231
Capitalized leases	182	280
	$1,557	$1,800
Long-term debt
Loan and Security Agreement	$24,037	$28,985
Capitalized leases	215	402
	24,252	29,387
Total	$25,809	$31,187

Future maturities of debt are as follows (in thousands):

Fiscal Year
2014	$1,557
2015	13,448
2016	1,552
2017	1,543
2018	1,614
Thereafter	6,095
Total	$25,809

The Company completed the negotiations for an amended Loan and Security Agreement (“Line of Credit”) and executed the new agreement as of April 25, 2012.  Borrowings under this agreement may not exceed $23 million.  The Line of Credit expires on April 30, 2015 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit for fiscal 2013 was 1.95%.

On September 7, 2012, the Company completed an amendment to the financial covenants.  The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 1.45 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

On May 9, 2013, the Company further amended the agreement to adjust the current funded debt to EBITDA ratio from 1.45 to 1, to 2.25 to 1 for the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014. Thereafter, and through the end of the agreement on April 30, 2015, the funded debt to EBITDA covenant reverts to 1.45 to 1. The Company expects to be able to meet this covenant in future periods.

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

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2013, the Company had borrowings of $11.9 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has three standby letters of credit totaling $0.6 million which reduce the $23 million available Line of Credit to $22.4 million.  As of June 30, 2013, the Company has approximately $10.5 million available in the Line of Credit.

The obligations under the Credit Facility are unsecured. In the event of certain triggering events, such obligations would become secured by the assets of the Company’s domestic subsidiaries. A triggering event occurs when the Company fails to achieve any of the financial covenants noted above in consecutive quarters.

14. COMMON STOCK

Class B common stock is identical to Class A except that it has 10 votes per share, is generally nontransferable except to lineal descendants of stockholders, cannot receive more dividends than Class A, and can be converted to Class A at any time. Class A common stock is entitled to elect 25% of the directors to be elected at each meeting with the remaining 75% being elected by Class A and Class B voting together.

15. CONTINGENCIES

The Company is involved in certain legal matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

16. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 30, 2013. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The Company has (and is managed through) nine manufacturing plants or reporting units, which are in Jedburgh, Scotland, Itu, Brazil, Athol, MA, Cleveland, OH, Mt. Airy, NC, Suzhou, China, Waite Park, MN, Laguna Hills, CA, and Columbus, GA. Internal operating statements used by the chief operating decision maker (the CEO) are prepared on the basis of the operating results of each of these units, and the Company believes these reporting units meet the aggregation criteria as stated in ASC 280 Segment Reporting.

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

The Company’s operations are primarily in North America, Brazil and the United Kingdom. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2013	2012	2011
Net Sales
United States	$133,129	$142,417	$136,257
North America (other than U.S.)	12.344	13,144	12,406
United Kingdom	29,260	31,527	27,480
Brazil	86,122	96,404	94,859
Eliminations and other	(17,058)	(23,344)	(26,161)
Total	$243,797	$260,148	$244,841

Long-lived Assets
United States	$77,198	$81,378	$60,210
North America (other than U.S.)	449	464	501
United Kingdom	4,527	4,349	3,802
Brazil	11,044	11,981	15,910
Eliminations and other	3,628	2,764	2,813
Total	$96,846	$100,936	$83,236

17. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings (Loss) Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2011	$63,384	$21,590	$3,751	$2,249	$0.33
December 2011	62,219	22,107	3,234	1,715	0.25
March 2012	64,540	21,455	2,231	1,570	0.23
June 2012	70,005	12,923	(9,105)	(4,646)	(0.69)
	$260,148	$78,075	$111	$888	$0.13
September 2012	$56,937	$17,689	$(738)	$(351)	$(0.05)
December 2012	59,829	18,753	1,121	476	0.07
March 2013	59,864	15,939	(1,236)	(1,485)	(0.22)
June 2013	67,167	19,431	1,649	1,198	0.18
	$243,797	$71,812	$796	$(162)	$(0.02)

The “mark to market” method of pension accounting which the Company elected in fiscal 2011, specifies the pension liability must be valued on the last day of the fiscal year and the resulting pension expense adjustment is recorded in the fourth quarter. The actuarial assumption at the beginning of fiscal 2012 was that the discount rate would be 5.44%. The actual discount rate as of June 30, 2012 was 3.92%. The change resulted in an adjustment to fourth quarter expense in fiscal 2012 of $15.2 million, including $12.0 million which reduced the gross margin for this period.

In the fourth quarter of fiscal 2013 the Company was awarded damages in a Brazilian lawsuit which it had filed as plaintiff in 2003, recognizing other income of $0.5 million. In addition, the Company recognized $0.8 million of additional compensation related to the Board of Directors approval of a contribution to the 2013 ESOP.

18. SUBSEQUENT EVENTS

The Company evaluated the June 30, 2013 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of June 30, 2013 or disclosure herein.

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

During the quarter ended June 30, 2013, the Company effectively remediated a material weakness that arose in the third quarter associated with the monthly accounting for LIFO inventory adjustments. Other than this remediation, there have been no changes in internal control over financial reporting during the quarter that materially affected, or are reasonably likely materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2013 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the internal control over financial reporting of The L.S. Starrett Company and subsidiaries (“the Company”) as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The L.S. Starrett Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO in 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of June 30, 2013, and for the year then ended and our report dated September 5, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

September 5, 2013

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 2013 (the “2013 Proxy Statement”), which will be mailed to stockholders on or about September 13, 2013. The information in that portion of the 2013 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	61	2001	President and CEO and Director
Francis J. O’Brien	66	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	60	2000	Vice President Sales
Stephen F. Walsh	67	2001	Senior Vice President Operations and Director

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

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2013 Proxy Statement, and is hereby incorporated by reference.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2012 Employees’ Stock Purchase Plan (“2012 Plan”) as of June 30, 2013. The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting and shares of Class A or Class B common stock may be issued under the 2012 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	88,728	$9.24	448,544
Equity compensation plans not approved by security holders	—	—	—
Total	88,728	$9.24	448,544

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2013 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2013 Proxy Statement. These portions of the 2013 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2013 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2013 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2013 and June 30, 2012.

Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2013.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended June 30, 2013.

Consolidated Statements of Stockholders’ Equity for each of the years in the three year period ended   June 30, 2013.

Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 2013.

Notes to Consolidated Financial Statements

       2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2013	$965	$7	$(42)	$(233)	$697
Year Ended June 30, 2012	416	660	(17)	(94)	965
Year Ended June 30, 2011	607	405	(106)	(490)	416

All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

       3.     See Exhibit Index below. Compensatory plans or arrangements are identified by an “*.”

(b)      See Exhibit Index below.

(c)      Not applicable.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

Exhibit

3a	Restated Articles of Organization as amended, filed with Form 10-K for the year ended June 30, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed with Form 10-Q for the quarter ended Decembber 31, 2012, is hereby incorporated by reference.

4a

Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 25, 2010, is hereby incorporated by reference.

4b

Amendment No. 1 to Rights Agreement dated as of February 5, 2013 by and between the Company and Computershare Shareowner Services LLC, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10a	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10b*	The L.S. Starrett Company Supplemental Executive Retirement Plan, filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed with Form 10-K for the year ended June 30, 2012 is hereby incorporated by reference.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

10h

Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender as amended through April 25, 2012, filed with Form 10-K for the year ended June 30, 2012, is hereby incorporated by reference.

10i*	2007 Employees’ Stock Purchase Plan filed with the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

10j	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10k

Form of Change in Control Agreement, executed separately by the Company and each of Stephen F. Walsh and Francis J. O’Brien on January 16, 2009 and July 15, 2010, respectively, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10l

Form of Non-Compete Agreement, dated as of January 16, 2009, executed separately by the Company and each of  Francis J. O’Brien, Douglas A Starrett and Stephen F. Walsh on July 15, 2010, January 16, 2009 and January 16, 2009, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10m*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10n*

The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10o*

The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10p

Form of Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10q

Form of Director Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10r

Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10s

Form of Director Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10t*	Cash Bonus Plan for executives officers of the Company, filed herewith.

10u	Amendment dated May 9, 2013 to the Company's amended Loan and Security Agreement, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer
Date: Sept. 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 5, 2013 President and CEO and Director	Salvador de Camargo, Jr., Sept. 5, 2013 President and Director Starrett Industria e Comercio Ltda, Brazil

/S/RALPH G. LAWRENCE	/S/TERRY A. PIPER
Ralph G. Lawrence, Sept. 5, 2013	Terry A. Piper, Sept. 5, 2013
Director	Director

/S/RICHARD B. KENNEDY
Richard B. Kennedy, Sept. 5, 2013	/S/STEPHEN F. WALSH
Director	Stephen F Walsh, Sept. 5, 2013
Senior Vice President Operations and Director
/S/DAVID A. LEMOINE
David A. Lemoine, Sept. 5, 2013
Director