Form 10-Q
period 2013-09-30
STARRETT L S CO
filed 2013-11-05
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 31, 2013

Class A Common Shares	6,106,625

Class B Common Shares	814,379

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2013 (unaudited) and June 30, 2013	3

		Consolidated Statements of Operations - three months ended September 30, 2013 and September 30, 2012 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three months ended September 30, 2013 and September 30, 2012 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three months ended September 30, 2013 and September 30, 2012 (unaudited)	6

		Consolidated Statements of Cash Flows - three months ended September 30, 2013 and September 30, 2012 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information:

	Item 1A.	Risk Factors	14

	Item 6.	Exhibits	14

SIGNATURES			15

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	September 30, 2013 (unaudited)	June 30, 2013

ASSETS
Current assets:
Cash	$21,148	$19,755
Short-term investments	8,174	7,657
Accounts receivable (less allowance for doubtful accounts of $681 and $697, respectively)	33,980	37,875
Inventories	58,191	56,501
Current deferred income tax asset	4,776	4,978
Prepaid expenses and other current assets	8,279	7,182
Total current assets	134,548	133,948

Property, plant and equipment, net	50,642	51,200
Taxes receivable	3,770	3,770
Deferred tax asset, net	28,114	28,274
Intangible assets, net	7,986	8,222
Goodwill	3,034	3,034
Other assets	2,434	2,346
Total assets	$230,528	$230,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities	$1,534	$1,557
Accounts payable and accrued expenses	16,538	17,084
Accrued compensation	5,483	5,304
Total current liabilities	23,555	23,945

Long-term debt net of current portion	22,372	24,252
Other tax obligations	10,504	10,514
Deferred tax liabilities	2,182	2,182
Postretirement benefit and pension obligations	43,532	42,386
Other non-current liability	-	773
Total liabilities	102,145	104,052

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,099,400 outstanding at 9/30/2013 and 6,076,698 outstanding at 6/30/2013)	6,099	6,077
Class B Common stock $1 par (10,000,000 shares authorized; 815,534 outstanding at 9/30/2013 and 750,563 outstanding at 6/30/2013)	816	750
Additional paid-in capital	53,481	52,613
Retained earnings	91,303	91,778
Accumulated other comprehensive loss	(23,316)	(24,476)
Total stockholders' equity	128,383	126,742
Total liabilities and stockholders’ equity	$230,528	$230,794

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2013	9/30/2012

Net sales	$57,487	$56,937
Cost of goods sold	39,678	39,248
Gross margin	17,809	17,689
% of Net sales	31.0%	31.1%

Selling, general and administrative expenses	17,073	18,571

Operating income (loss)	736	(882)

Other income	109	144

Income (loss) before income taxes	845	(738)

Income tax expense (benefit)	629	(387)

Net Income (loss)	$216	$(351)

Basic and diluted Income (loss) per share	$0.03	$(0.05)

Weighted average outstanding shares used in per share calculations:
Basic	6,895	6,783
Diluted	6,931	6,783

Dividends per share	$.10	$.10

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income

 (in thousands) (unaudited)

	3 Months Ended
	9/30/2013	9/30/2012

Net earnings (loss)	$216	$(351)
Other comprehensive income (loss), net of tax:
Translation gain	1,175	635
Pension and postretirement plans	(15)	(11)
Other comprehensive income	1,160	624

Total comprehensive income	$1,376	$273

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2013 and September 30, 2012

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com- prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838
Total comprehensive income (loss)				(351)	624	273
Dividends ($0.10 per share)				(679)		(679)
Issuance of stock under 1984 ESOP	6		64			70
Issuance of stock under compensation plans	2	15	114			131
Stock-based compensation			41			41
Conversion	4	(4)				-
Balance September 30, 2012	$6,029	$764	$52,160	$93,631	$(24,910)	$127,674

Balance June 30, 2013	$6,077	$750	$52,613	$91,778	$(24,476)	$126,742
Total comprehensive income				216	1,160	1,376
Dividends ($0.10 per share)				(691)		(691)
Issuance of stock under 1984 ESOP	7		62			69
Issuance of stock under 2013 ESOP		76	697			773
Issuance of stock under compensation plans	5		54			59
Stock-based compensation			55			55
Conversion	10	(10)				-
Balance September 30, 2013	$6,099	$816	$53,481	$91,303	$(23,316)	$128,383

Accumulated balance consists of:
Translation loss					$(20,459)
Pension and postretirement plans net of taxes					(2,857)
					$(23,316)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	3 Months Ended
	9/30/2013	9/30/2012

Cash flows from operating activities:
Net income (loss)	$216	$(351)
Non-cash operating activities:
Depreciation	2,023	2,166
Amortization	289	368
Stock-based compensation	114	41
Net long-term tax obligations	-	(280)
Deferred taxes	480	559
Unrealized transaction gain (loss)	(5)	1
Income on equity method investment	(94)	(157)
Working capital changes:
Accounts receivable	4,481	8,312
Inventories	(1,133)	(3,590)
Other current assets	(1,074)	86
Other current liabilities	(733)	(4,572)
Postretirement benefit and pension obligations	443	244
Other	230	140
Net cash provided by operating activities	5,237	2,967

Cash flows from investing activities:
Additions to property, plant and equipment	(1,451)	(2,304)
Increase in short-term investments	(26)	-
Net cash used in investing activities	(1,477)	(2,304)

Cash flows from financing activities:
Short-term debt repayments	(15)	(152)
Long-term debt repayments	(1,887)	(395)
Proceeds from common stock issued	69	201
Dividends paid	(691)	(679)
Net cash used in financing activities	(2,524)	(1,025)

Effect of exchange rate changes on cash	157	121

Net increase (decrease) in cash	1,393	(241)
Cash, beginning of period	19,755	17,502
Cash, end of period	$21,148	$17,261

Supplemental cash flow information:
Interest paid	$239	$247
Income taxes paid, net	1,840	1,025

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$773	-

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The balance sheet as of June 30, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There were no changes in any of the Company’s significant accounting policies during the three months ended September 30, 2013.

Note 2: Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU comes into effect for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-11 to affect our results of operations or cash flows.

Note 3:  Stock-based Compensation

On September 5, 2012 the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 stock plan was approved by shareholders October 17, 2012. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2013, there were 20,500 stock options and 8,200 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Plan as of September 30, 2013.

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

The fair value of stock options as of September 30, 2013 of $3.82 was estimated using the following assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of September 30, 2013 was 9.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2013 was $0.1 million. There were no options exercisable as of September 30, 2013.

The Company accounts for RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were no RSU awards settled during the three months ended September 30, 2013. The aggregate intrinsic value of RSU awards outstanding as of September 30, 2013 was $0.1 million. There were no RSU awards vested as of September 30, 2013.

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

On June 5, 2013 the Board of Directors approved a contribution to the 2013 ESOP for fiscal 2013 in the amount of two percent of each participant’s compensation (as defined in the Plan). Compensation expense related to the 2013 ESOP of $.8 million was recognized in the year ended June 30, 2013. The $.8 million liability was included in other non-current liabilities on the Consolidated Balance Sheet on June 30, 2013. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund this liability.

Compensation expense related to all stock based plans for the three month period ended September 30, 2013 was $0.1 million.  As of September 30, 2013, there was $0.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.2 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	9/30/2013	6/30/2013
Raw material and supplies	$30,343	$29,565
Goods in process and finished parts	21,082	20,256
Finished goods	37,356	37,507
	88,781	87,328
LIFO Reserve	(30,590)	(30,827)
Inventories	$58,191	$56,501

LIFO inventories were $12.9 million at September 30, 2013 and June 30, 2013, or approximately $30.6 million and $30.8 million, respectively, less than their balances accounted for on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.2 million decrease in cost of sales for the three months ended September 30, 2013 compared to no effect in the three months ended September 30, 2012.

Note 5:   Goodwill and Intangibles

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2012 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than their respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2012. The company is currently performing its annual impairment test for fiscal 2014 and expects to have it completed by December 31, 2013.

Amortizable intangible assets consist of the following (in thousands):

	9/30/2013	6/30/2013
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,010	2,010
Customer relationships	4,950	4,950
Software development	688	635
Other intangible assets	325	325
Total	10,053	10,000
Accumulated amortization	(2,067)	(1,778)
Total net balance	$7,986	$8,222

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and 5 years for software development.

The estimated aggregate amortization expense for the remainder of fiscal 2014, for each of the next five years and thereafter, is as follows (in thousands):

2014 (Remainder of year)	$878
2015	1,171
2016	1,171
2017	1,169
2018	1,101
2019	1,036
Thereafter	1,460

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2013	9/30/2012
Service cost	$709	$738
Interest cost	1,715	1,494
Expected return on plan assets	(1,562)	(1,602)
Amortization of prior service cost	29	59
Amortization of net loss	3	-
	$894	$689

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended
	9/30/2013	9/30/2012
Service cost	$88	$128
Interest cost	133	136
Amortization of prior service credit	(126)	(279)
Amortization of accumulated loss	-	40
	$95	$25

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

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	9/30/2013	6/30/2013
Notes payable and current maturities
Loan and Security Agreement	$1,364	$1,348
Short-term foreign credit facility	13	27
Capitalized leases	157	182
	1,534	1,557
Long-term debt
Loan and Security Agreement	22,191	24,037
Capitalized leases	181	215
	22,372	24,252
	$23,906	$25,809

The Company executed an amendment to its Loan and Security Agreement (Line of Credit) as of April 25, 2012.  The Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015.  The agreement continues the previous line of $23.0 million and interest rate of LIBOR plus 1.5%.  On September 7, 2012, the Company completed another amendment to change the financial covenants.  The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 1.45 to 1, 2) annual capital expenditures cannot exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

On May 9, 2013, the Company further amended the agreement to adjust the current funded debt to EBITDA ratio from 1.45 to 1, to 2.25 to 1 for the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014. Thereafter, and through the end of the agreement on April 30, 2015, the funded debt to EBITDA covenant reverts to 1.45 to 1.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2013 and 2012 was 2.0% and 1.9%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $13.2 million at September 30, 2013, is subject to the same financial covenants as the Loan and Security Agreement.

The Company was in compliance with its debt covenants as of September 30, 2013.

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

The tax expense for the first quarter of fiscal 2014 was $629,000 on a profit before tax for the quarter of $845,000 (an effective tax rate of 74.4%). The tax expense for the first quarter of fiscal 2013 was a benefit of $387,000 on a loss before tax of $738,000 (an effective tax rate of 52.4%). The primary reason for the high effective tax rate in the first quarter of fiscal 2014 is a discrete tax charge of $278,000 for the effect of a tax rate decrease in the UK applied to the net deferred tax assets in that jurisdiction. In the first quarter of fiscal 2013, a discrete tax benefit was booked reducing the Company’s net tax liability for uncertain tax positions of $91,000.

U.S. Federal tax returns through fiscal 2009 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2010 are still subject to review. As of September 30, 2013, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress as of September 30, 2013. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2008 – 2013.

The Company has identified no new uncertain tax positions during the three month period ended September 30, 2013 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards. The valuation allowance for subsidiary NOL’s in certain foreign countries, notably China, are being released in fiscal 2014 to the extent of forecasted taxable income in fiscal 2014.

Note 9:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and September 30, 2012

Overview

The Company recorded a small increase in sales revenues in comparison to the prior year. Foreign exchange as discussed below negatively impacted revenue growth. The slow revenue growth trend is indicative of the broad global economic weakness that affected most of our core markets through much of last fiscal year. Recognizing this trend, the Company implemented cost reductions in the second half of fiscal 2013. The cost reductions were targeted in operating overhead departments, where new systems and processes facilitated savings without sacrificing critical customer service and new strategic sales and marketing programs. Net sales increased $0.6 million or 1%, however, excluding the impact of foreign currency exchange rates, primarily in Brazil, sales increased $2.7 million or 5%. Operating income improved $1.6 million as flat gross margins were offset by a $1.5 million or an 8% reduction in selling, general and administrative expenses. Net income improved from a loss of $0.4 million or $0.05 per share to income of $0.2 million or $0.03 per share.

Net Sales

North American sales increased a modest $0.7 million from $30.2 million in fiscal 2013 to $30.9 million in fiscal 2014. A rebound in the capital equipment sector, particularly custom engineered granite and optical and vision products, accounted for the improved performance. International sales declined $0.1 million or 1% from $26.7 million in fiscal 2013 to $26.6 million in fiscal 2014. Unfavorable exchange rates represented $2.1 million, with the Brazilian Real weakening by 10% and negatively impacting comparable sales by $2.0 million.

Gross Margin

Gross margin improved $0.1 million with higher revenue representing growth of $0.2 million and margin erosion accounting for $0.1 million. North American fiscal 2014 gross margin of $9.4 million was flat with fiscal 2013 as improved margins in the saw business were offset by higher costs for precision tools. The higher precision tool costs were the result of an inventory reduction program implemented in the second half of fiscal 2013 without a corresponding decrease in fixed overhead costs. International gross margins improved $0.1 million to $8.4 million despite a $0.7 million unfavorable impact due to exchange rates. Reduced overhead cost was the key driver in the international margin improvement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $1.5 million or 8%. North American expenses declined $0.5 million or 5% due to lower salaries, travel and marketing costs. International expenses declined $1.0 million due to lower salaries, sales commissions, information technology and professional fees. The weakening Brazilian Real represented $0.5 million or 50% of the International savings.

Other Income

Other Income remained level in fiscal 2014 with fiscal 2013 as favorable exchange gains combined with lower interest expense and higher interest income in fiscal 2014 offset a favorable insurance settlement in fiscal 2013.

Net Earnings (Loss)

The Company recorded net earnings of $0.2 million or $0.03 per share in the first quarter of fiscal 2014 compared to a net loss of $0.4 million or $0.05 per share in fiscal 2013 principally due to lower selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	9/30/2013	9/30/2012

Cash provided by operating activities	$5,237	$2,967
Cash used in investing activities	(1,477)	(2,304)
Cash used in financing activities	(2,524)	(1,025)
Effect of exchange rate changes on cash	157	121

Net increase (decrease) in cash	$1,393	$(241)

Net cash increased $1.4 million as profits and improved working capital management were sufficient to invest $1.5 million in capital equipment and repay $1.9 million in debt. The $1.6 million improvement in cash flow compared to the same period one year ago was primarily due to improved profitability, lower working capital and reduced capital expenditures more than offsetting increased debt repayments.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $10.4 million was outstanding as of September 30, 2013.  Availability under the agreement is further reduced by open letters of credit totaling $0.6 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of September 30, 2013, the Company was in compliance with all debt covenants related to its loan and Security Agreement.

The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2013 was 2.0%.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2013, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2013. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2013.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,  2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v)the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 5, 2013	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	November 5, 2013	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO