Form 10-Q
period 2013-12-31
STARRETT L S CO
filed 2014-01-30
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 29, 2014

Class A Common Shares	6,127,829

Class B Common Shares	813,666

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2013 (unaudited) and June 30, 2013	3

		Consolidated Statements of Operations – three and six months ended December 31, 2013 and December 31, 2012 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2013 and December 31, 2012 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – six months ended December 31, 2013 and December 31, 2012 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2013 and December 31, 2012 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information:

	Item 1A.	Risk Factors	15

	Item 6.	Exhibits	15

SIGNATURES			16

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2013 (unaudited)	June 30, 2013

ASSETS
Current assets:
Cash	$16,557	$19,755
Short-term investments	8,389	7,657
Accounts receivable (less allowance for doubtful accounts of $676 and $697, respectively)	34,900	37,875
Inventories	60,407	56,501
Current deferred income tax asset	4,856	4,978
Prepaid expenses and other current assets	7,356	7,182
Total current assets	132,465	133,948

Property, plant and equipment, net	50,822	51,200
Taxes receivable	3,770	3,770
Deferred tax asset, net	28,455	28,274
Intangible assets, net	7,750	8,222
Goodwill	3,034	3,034
Other assets	2,488	2,346
Total assets	$228,784	$230,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long term debt	$1,527	$1,557
Accounts payable and accrued expenses	16,468	17,084
Accrued compensation	4,928	5,304
Total current liabilities	22,923	23,945

Long-term debt, net of current portion	21,087	24,252
Other tax obligations	10,435	10,514
Deferred tax liabilities	2,512	2,182
Postretirement benefit and pension obligations	44,249	42,386
Other non-current liability	-	773
Total liabilities	101,206	104,052

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6, 110,580 outstanding at 12/31/2013 and 6,076,698 outstanding at 6/30/2013)	6,111	6,077
Class B Common stock $1 par (10,000,000 shares authorized; 823,361 outstanding at 12/31/2013 and 750,563 outstanding at 6/30/2013)	823	750
Additional paid-in capital	53,702	52,613
Retained earnings	92,393	91,778
Accumulated other comprehensive loss	(25,451)	(24,476)
Total stockholders' equity	127,578	126,742
Total liabilities and stockholders’ equity	$228,784	$230,794

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Net sales	$61,841	$59,829	$119,328	$116,766
Cost of goods sold	41,496	41,076	81,174	80,324
Gross margin	20,345	18,753	38,154	36,442
% of Net sales	32.9%	31.3%	32.0%	31.2%

Selling, general and administrative expenses	17,917	17,899	34,990	36,470

Operating income (loss)	2,428	854	3,164	(28)

Other income	513	267	622	411

Income before income taxes	2,941	1,121	3,786	383

Income tax expense	1,159	645	1,788	258

Net income	$1,782	$476	$1,998	$125

Basic and diluted income per share	$0.26	$0.07	$0.29	$0.02

Weighted average outstanding shares used in per share calculations:
Basic	6,922	6,793	6,908	6,788
Diluted	6,966	6,836	6,949	6,831

Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Net income	$1,782	$476	$1,998	$125
Other comprehensive income (loss), net of tax:
Translation gain (loss)	(2,120)	(167)	(945)	468
Pension and postretirement plans	(15)	(12)	(30)	(23)
Other comprehensive income (loss)	(2,135)	(179)	(975)	445

Total comprehensive income (loss)	$(353)	$297	$1,023	$570

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2013 and December 31, 2012

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838
Total comprehensive income				125	445	570
Dividends ($0.20 per share)				(1,359)		(1,359)
Purchase of stock	(5)		(57)			(62)
Issuance of stock under 1984 ESOP	12		128			140
Issuance of stock under compensation plans	2	14	114			130
Stock-based compensation			96			96
Conversion of class B to class A	25	(25)				-
Balance December 31, 2012	$6,051	$742	$52,222	$93,427	$(25,089)	$127,353

Balance June 30, 2013	$6,077	$750	$52,613	$91,778	$(24,476)	$126,742
Total comprehensive income (loss)				1,998	(975)	1,023
Dividends ($0.20 per share)				(1,383)		(1,383)
Issuance of stock under 1984 ESOP	13		124			137
Issuance of stock under 2013 ESOP		76	697			773
Issuance of stock under compensation plans	5	13	174			192
Stock-based compensation			94			94
Conversion of class B to class A	16	(16)				-
Balance December 31, 2013	$6,111	$823	$53,702	$92,393	$(25,451)	$127,578

Accumulated balance consists of:
Translation loss					$(22,579)
Pension and postretirement plans, net of taxes					(2,872)
					$(25,451)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	6 Months Ended
	12/31/2013	12/31/2012

Cash flows from operating activities:
Net income	$1,998	$125
Non-cash operating activities:
Depreciation	4,070	4,384
Amortization	578	580
Stock-based compensation	153	118
Net long-term tax obligations	-	(278)
Deferred taxes	370	478
Unrealized transaction gain	(13)	(6)
Income on equity method investment	(152)	(319)
Working capital changes:
Accounts receivable	3,003	8,811
Inventories	(4,159)	(1,431)
Other current assets	(313)	(726)
Other current liabilities	(1,133)	(8,596)
Postretirement benefit and pension obligations	925	596
Other	316	170
Net cash provided by operating activities	5,643	3,906

Cash flows from investing activities:
Additions to property, plant and equipment	(4,277)	(4,519)
Purchase of investments	(52)	(8,065)
Proceeds from sale of investments	-	6,428
Net cash used in investing activities	(4,329)	(6,156)

Cash flows from financing activities:
Short-term debt repayments	(25)	(171)
Proceeds from long-term borrowings	100	1,500
Long-term debt repayments	(3,268)	(979)
Proceeds from common stock issued	270	270
Shares purchased	-	(62)
Dividends paid	(1,383)	(1,359)
Net cash used in financing activities	(4,306)	(801)

Effect of exchange rate changes on cash	(206)	126

Net decrease in cash	(3,198)	(2,925)
Cash, beginning of period	19,755	17,502
Cash, end of period	$16,557	$14,577

Supplemental cash flow information:
Interest paid	$439	$495
Income taxes paid, net	2,353	1,349

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$773	$-

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

December 31, 2013

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There were no changes in any of the Company’s significant accounting policies during the six months ended December 31, 2013.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2013, there were 20,500 stock options and 8,200 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Plan as of December 31, 2013.

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

The fair value of stock options issued during the 6 months ended December 31, 2013 of $3.82 was estimated using the following assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of December 31, 2013 was 9.0 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2013 was $0.1 million. One third of the stock options were exercisable as of December 31, 2013.

The Company accounts for RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were no RSU awards settled during the six months ended December 31, 2013. The aggregate intrinsic value of RSU awards outstanding as of December 31, 2013 was $0.1 million. One third of the RSU awards had vested as of December 31, 2013.

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

On June 5, 2013 the Board of Directors approved a contribution to the 2013 ESOP for fiscal 2013 in the amount of two percent of each participant’s compensation (as defined in the Plan). Compensation expense related to the 2013 ESOP of $0.8 million was recognized in the year ended June 30, 2013. The $0.8 million liability was included in other non-current liabilities on the Consolidated Balance Sheet on June 30, 2013. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund this liability.

Compensation expense related to all stock based plans for the six month period ended December 31, 2013 was $0.1 million.  As of December 31, 2013, there was $0.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.9 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	12/31/2013	6/30/2013
Raw material and supplies	$31,480	$29,565
Goods in process and finished parts	20,865	20,256
Finished goods	38,420	37,507
	90,765	87,328
LIFO Reserve	(30,358)	(30,827)
Inventories	$60,407	$56,501

LIFO inventories were $13.1 million and $12.9 million at December 31, 2013 and June 30, 2013, or approximately $30.3 million and $ 30.8 million, respectively, less than their balances accounted for on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.4 million decrease in cost of sales for the six months ended December 31, 2013 compared to a $1.0 million increase in the six months ended December 31, 2012.

Note 5:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 gave rise to a goodwill asset balance. The Company performed a qualitative analysis in accordance with ASU 2011-08 for its October 1, 2013 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit is not less than its respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of October 1, 2013.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2013	6/30/2013
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,010	2,010
Customer relationships	4,950	4,950
Software development	741	635
Other intangible assets	325	325
Total	10,106	10,000
Accumulated amortization	(2,356)	(1,778)
Total net balance	$7,750	$8,222

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and 5 years for software development.

The estimated aggregate amortization expense for the remainder of fiscal 2014 and for each of the next five years and thereafter, is as follows (in thousands):

2014 (Remainder of year)	$591
2015	1,181
2016	1,181
2017	1,179
2018	1,111
2019	1,045
Thereafter	1,462

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Service cost	$714	$738	$1,423	$1,476
Interest cost	1,736	1,493	3,451	2,987
Expected return on plan assets	(1,581)	(1,406)	(3,143)	(3,008)
Amortization of prior service cost	29	58	58	117
Amortization of net gain	3	-	6	-
	$901	$883	$1,795	$1,572

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Service cost	$89	$128	$177	$256
Interest cost	132	137	265	273
Amortization of prior service credit	(125)	(93)	(251)	(372)
Amortization of accumulated loss	-	39	-	79
	$96	$211	$191	$236

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

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	12/31/2013	6/30/2013
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,379	$1,348
Short-term foreign credit facility	1	27
Capitalized leases	147	182
	1,527	1,557
Long-term debt
Loan and Security Agreement	20,940	24,037
Capitalized leases	147	215
	21,087	24,252
	$22,614	$25,809

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

On May 9, 2013, the Company further amended the agreement to adjust the covenant for a current funded debt to EBITDA ratio from 1.45 to 1, to 2.25 to 1 for the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014. Thereafter, and through the end of the agreement on April 30, 2015, the funded debt to EBITDA covenant returned to 1.45 to 1.

On December 23, 2013, the Company amended the loan agreement to reverse the portion of the May 9, 2013 agreement that called for the funded debt to EBITDA ratio to revert back to 1.45 to 1 from 2.25 to 1, beginning with the second quarter of fiscal 2014. Under this new agreement the maximum ratio of funded debt to EBITDA will remain 2.25 to 1 for the remaining term of the loan.

The material financial covenants of the amended Loan and Security Agreement are now: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six months ended December 31, 2013 and 2012 was 2.01% and 1.78%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $12.8 million at December 31, 2013, is subject to the same financial covenants as the Loan and Security Agreement.

The Company was in compliance with its debt covenants as of December 31, 2013.

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

The effective tax rate for the second quarter of fiscal 2014 was 39.4%. The effective tax rate for the second quarter of fiscal 2013 was 57.5%. For the first half of fiscal 2014, it was 47.2% and for the first half of fiscal 2013, it was 67.4%. No tax benefit has been recognized for losses in certain foreign subsidiaries which, together with low overall profitability, was the primary reason for the high effective tax rate in the first half of fiscal 2013. In the first half of fiscal 2014, there was a discrete tax charge of $278,000 for the effect of a tax rate decrease in the UK applied to the net deferred tax assets in that jurisdiction. In the first half of fiscal 2013, a discrete tax benefit was booked reducing the Company’s net tax liability for uncertain tax positions by $91,000.

U.S. Federal tax returns through fiscal 2009 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2010 are still subject to review. As of December 31, 2013, the Company has substantially resolved all income tax audits pending from earlier quarters and there were no other local or US federal income tax audits in progress as of December 31, 2013. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. In the second quarter of fiscal 2014, the Company was notified by tax authorities in China of a tax review and they have requested certain documentation for the calendar year 2012. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2008 – 2013.

The Company has identified no new uncertain tax positions during the six month period ended December 31, 2013 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carryforwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the federal NOL carry forwards. The valuation allowance for subsidiary NOL’s in certain foreign countries, notably China, are being released in fiscal 2014 to the extent of forecasted taxable income in fiscal 2014.

Note 9:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 and December 31, 2012

Overview

The Company experienced a more stable economic and political environment domestically in the second quarter of fiscal 2014 compared to the same period in fiscal 2013.

Net sales increased $2.0 million or 3.0% from $59.8 million in fiscal 2013 to $61.8 million in fiscal 2014 as a result of improved domestic demand for capital equipment and recovery in the manufacturing sector which more than offset a weakening Brazilian Real. Operating income increased $1.6 million due to a $1.6 million improvement in gross margin as selling, general and administrative expenses remained level.

Net Sales

North American sales increased $2.2 million or 7% from $29.4 million in fiscal 2013 to $31.6 million in fiscal 2014 as a recovery in manufacturing resulted in increased demand for precision hand tools and capital equipment metrology products.

International sales declined a modest $0.2 million from $30.4 million in fiscal 2013 to $30.2 million in fiscal 2014 as growth of $2.1 million or 7% in constant currency exchanges rates was offset by $2.3 million in unfavorable exchange rate changes related to the decline in the Brazilian Real.

Gross Margin

Gross margin increased $1.6 million or 8%, rising from 31% of sales in fiscal 2013 to 33% of sales in fiscal 2014 with higher revenues and margin improvement representing $0.5 million and $1.1 million of the increase, respectively.

North American gross margins increased $0.8 million from $8.6 million in fiscal 2013 to $9.4 million in fiscal 2014. A revenue increase in our high margin capital equipment metrology business coupled with improved efficiencies in manufacturing were the prime factors contributing to the improved gross margin performance.

International gross margins increased $0.8 million from 33% of sales in fiscal 2013 to 35% of sales in fiscal 2014 despite an unfavorable exchange rate impact of $0.8 million related to the weakening Brazilian Real. Higher revenue and reduced costs contributed to margin improvements in both Europe and Asia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained level at $18.0 million, as higher employee deferred compensation was offset by lower professional fees and marketing expenses.

North American expenses increased $0.7 million from $8.5 million in fiscal 2013 to $9.2 million in fiscal 2014 as a result of higher employee deferred compensation and professional fees.

International expenses declined $0.5 million principally due to lower reduced professional fees and Brazilian expenses expressed is U. S. dollars.

Other Income

Other income improved $0.2 million principally related to higher interest income and lower interest expense.

Net Income

The Company recorded net income of $1.8 million or $0.26 per share in the second quarter of fiscal 2014 compared to net income of $0.5 million or $0.07 per share in fiscal 2013 principally due to increased revenue, improved gross margins and a lower effective tax rate.

Six Months Ended December 31, 2013 and December 31, 2012

Overview

Net sales increased $2.6 million or 2% from $116.7 million in fiscal 2013 to $119.3 million in fiscal 2014 despite a $4.4 million foreign exchange reduction related to the weaker Brazilian Real. Operating income increased $3.2 million in fiscal 2014 from a breakeven position in fiscal 2013 due to increased sales, improved gross margins and lower selling, general and administrative expenses.

Net Sales

North American sales increased $2.9 million, or 5%, from $59.6 million in fiscal 2013 to $62.5 million in fiscal 2014 as demand for all major product lines grew. The manufacturing sector is recovering as sales of metrology capital equipment, including granite machine bases, optical and vision and laser measurement machines increased 19%.

International sales declined $0.3 million, or 1%, from $57.1 million in fiscal 2013 to $56.8 million in fiscal 2014 with unfavorable exchange rates representing decrease of $4.4 million. If foreign exchange rates remained level in both fiscal years, sales in local currencies would have grown 7%. As an additional sign of a global recovery of the Company’s international operations, European sales increased 11%.

Gross Margin

Gross margin increased $1.8 million, or 5%, and improved from 31% of sales in fiscal 2013 to 32% of sales in fiscal 2014 with higher revenues and margin improvement representing $0.8 million and $1.0 million of the increase, respectively.

North American gross margins increased $0.9 million in fiscal 2014 and remained level with fiscal 2013 at 30% of sales as a result of higher sales of capital equipment was the key factor in the margin growth.

International gross margins increased $0.9 million and improved from 32% of sales in fiscal 2013 to 34% of sales in fiscal 2014 as improved efficiencies in Brazil and China more than offset the impact of a $1.5 million cost increase related to the weaker Brazilian Real.

Selling, General and Administrative Expenses

Selling, general and administrative expense declined $1.5 million or 4% from $36.5 million in fiscal 2013 to $35.0 million in fiscal 2014. Excluding a $1.1 million favorable currency exchange benefit, expenses would have decreased $0.4 million.

North American expenses increased $0.2 million or 1% as higher employee deferred compensation and professional fees more than offset savings in travel and entertainment and marketing expenses.

International expenses declined $1.7 million or 9% with a weaker Brazilian Real representing $1.1 million. Reduced Information Technology and marketing expenses were the primary savings beyond the currency effect.

Other Income

Other income improved $0.2 million principally related to higher interest income and lower interest expense.

Net Income

The Company recorded net income of $2.0 million or $0.29 per share in the first half of fiscal 2014 compared to net income of $0.1 million or $0.02 per share in fiscal 2013 principally due to increased revenue and gross margin, lower selling, general and administrative expenses and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2013	12/31/2012

Cash provided by operating activities	$5,643	$3,906
Cash used in investing activities	(4,329)	(6,156)
Cash used in financing activities	(4,306)	(801)
Effect of exchange rate changes on cash	(206)	126

Net decrease in cash	$(3,198)	$(2,925)

Net cash declined $3.1 million from June 30, 2013 as a $5.6 million contribution from operations was more than offset by disbursements for capital equipment, debt repayments and dividends.

Net cash in fiscal 2014 improved $0.2 million compared to fiscal 2013 as higher cash from operations and reduced capital expenditures were used to reduce debt by $3.3 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.5 million was outstanding as of December 31, 2013.  Availability under the agreement is reduced by open letters of credit totaling $0.6 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of December 31, 2013, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2013 was 2.0%.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2013, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31,  2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v)the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	January 30, 2014	/S/ Douglas A. Starrett
Douglas A. Starrett - President and CEO

Date	January 30, 2014	/S/ Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO