Form 10-Q
period 2014-03-31
STARRETT L S CO
filed 2014-05-05
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2014

Class A Common Shares	6,146,108

Class B Common Shares	795,366

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2014 (unaudited) and June 30, 2013	3

		Consolidated Statements of Operations – three and nine months ended March 31, 2014 and March 31, 2013 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2014 and March 31, 2013 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – nine months ended March 31, 2014 and March 31, 2013 (unaudited)	6

		Consolidated Statements of Cash Flows - nine months ended March 31, 2014 and March 31, 2013 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information:

	Item 1A.	Risk Factors	15

	Item 6.	Exhibits	16

SIGNATURES			16

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2014 (unaudited)	June 30, 2013

ASSETS
Current assets:
Cash	$16,101	$19,755
Short-term investments	8,470	7,657
Accounts receivable (less allowance for doubtful accounts of $707 and $697, respectively)	34,372	37,875
Inventories	65,942	56,501
Current deferred income tax assets	4,965	4,978
Prepaid expenses and other current assets	7,170	7,182
Total current assets	137,020	133,948

Property, plant and equipment, net	51,147	51,200
Long-term taxes receivable	3,770	3,770
Long-term deferred income tax assets, net of current portion	27,388	28,274
Intangible assets, net	7,989	8,222
Goodwill	3,034	3,034
Other assets	2,526	2,346
Total assets	$232,874	$230,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,535	$1,557
Accounts payable and accrued expenses	16,845	17,084
Accrued compensation	5,904	5,304
Total current liabilities	24,284	23,945

Long-term debt, net of current portion	20,596	24,252
Long-term taxes payable	10,484	10,514
Deferred tax liabilities	2,458	2,182
Postretirement benefit and pension obligations	44,516	42,386
Other non-current liability	-	773
Total liabilities	102,338	104,052

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,142,406 outstanding at 3/31/2014 and 6,076,698 outstanding at 6/30/2013)	6,142	6,077
Class B Common stock $1 par (10,000,000 shares authorized; 799,068 outstanding at 3/31/2014 and 750,563 outstanding at 6/30/2013)	799	750
Additional paid-in capital	53,812	52,613
Retained earnings	93,380	91,778
Accumulated other comprehensive loss	(23,597)	(24,476)
Total stockholders' equity	130,536	126,742
Total liabilities and stockholders’ equity	$232,874	$230,794

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

Net sales	$58,281	$59,864	$177,609	$176,630
Cost of goods sold	39,022	43,925	120,196	124,249
Gross margin	19,259	15,939	57,413	52,381
% of Net sales	33.0%	26.6%	32.3%	29.7%

Selling, general and administrative expenses	16,342	17,701	51,332	54,171

Operating income (loss)	2,917	(1,762)	6,081	(1,790)

Other income (expense)	(250)	526	372	937

Income (loss) before income taxes	2,667	(1,236)	6,453	(853)

Income tax expense	985	249	2,773	507

Net income (loss)	$1,682	$(1,485)	$3,680	$(1,360)

Basic and diluted income (loss) per share	$.24	$(.22)	$.53	$(.20)

Weighted average outstanding shares used in per share calculations:
Basic	6,940	6,800	6,919	6,792
Diluted	6,996	6,800	6,964	6,792

Dividends per share	$.10	$.10	$.30	$.30

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

Net income (loss)	$1,682	$(1,485)	$3,680	$(1,360)
Other comprehensive income (loss), net of tax:
Translation gain (loss)	1,868	(913)	923	(445)
Pension and postretirement plans	(14)	(9)	(44)	(32)
Other comprehensive income (loss)	1,854	(922)	879	(477)

Total comprehensive income (loss)	$3,536	$(2,407)	$4,559	$(1,837)

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2014 and March 31, 2013

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838
Total comprehensive income				(1,360)	(477)	(1,837)
Dividends ($0.30 per share)				(2,040)		(2,040)
Purchase of stock	(5)		(57)			(62)
Issuance of stock under 1984 ESOP	19		190			209
Issuance of stock under ESPP		20	141			161
Issuance of stock for length of service awards	2		30			32
Stock-based compensation			141			141
Conversion of class B to class A	31	(31)
Balance March 31, 2013	$6,064	$742	$52,386	$91,261	$(26,011)	$124,442

Balance June 30, 2013	$6,077	$750	$52,613	$91,778	$(24,476)	$126,742
Total comprehensive income				3,680	879	4,559
Dividends ($0.30 per share)				(2,078)		(2,078)
Issuance of stock under 1984 ESOP	17		188			205
Issuance of stock under 2013 ESOP		76	697			773
Issuance of stock under long term incentive plan	3		36			39
Issuance of stock under ESPP		13	119			132
Issuance of stock for length of service awards	5		54			59
Stock-based compensation			105			105
Conversion of class B to class A	40	(40)				-
Balance March 31, 2014	$6,142	$799	$53,812	$93,380	$(23,597)	$130,536

Accumulated balance consists of:
Translation loss					$(20,710)
Pension and postretirement plans, net of taxes					(2,887)
					$(23,597)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	9 Months Ended
	3/31/2014	3/31/2013

Cash flows from operating activities:
Net income	$3,680	$(1,360)
Non-cash operating activities:
Depreciation	6,093	6,434
Amortization	873	861
Stock-based compensation	105	141
Issuance of stock for length of service awards	59	32
Issuance of stock under long term incentive plan	39	-
Net long-term tax obligations	-	(282)
Deferred taxes	1,221	1,356
Unrealized transaction gain	(4)	(9)
Income on equity method investment	(196)	(390)
Working capital changes:
Accounts receivable	4,447	6,725
Inventories	(8,801)	3,799
Other current assets	(15)	1,118
Other current liabilities	(238)	(9,821)
Postretirement benefit and pension obligations	1,338	651
Other	(525)	(66)
Net cash provided by operating activities	8,076	9,189

Cash flows from investing activities:
Additions to property, plant and equipment	(6,258)	(6,129)
Purchase of investments	(79)	(1,662)
Proceeds from sale of investments	-	-
Net cash used in investing activities	(6,337)	(7,791)

Cash flows from financing activities:
Short-term debt repayments	(26)	(187)
Proceeds from long-term borrowings	500	1,500
Long-term debt repayments	(4,150)	(5,473)
Proceeds from common stock issued	337	370
Shares purchased	-	(62)
Dividends paid	(2,078)	(2,040)
Net cash used in financing activities	(5,417)	(5,892)

Effect of exchange rate changes on cash	24	(173)

Net decrease in cash	(3,654)	(4,667)
Cash, beginning of period	19,755	17,502
Cash, end of period	$16,101	$12,835

Supplemental cash flow information:
Interest paid	$627	$729
Income taxes paid, net	2,727	1,570

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$773	$-

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There were no changes in any of the Company’s significant accounting policies during the nine months ended March 31, 2014.

Note 2: Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU comes into effect for the first annual period beginning after December 15, 2013. The Company does not expect adoption of ASU No. 2013-11 to affect results of operations or cash flows however, adoption is expected to result in a reduction of long-term deferred income tax assets and a reduction of equal amount in long-term taxes payable.

Note 3:  Stock-based Compensation

On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 stock plan was approved by shareholders October 17, 2012. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2014, there were 20,500 stock options and 8,200 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Plan as of March 31, 2014.

For the stock option grant the fair value of each grant was estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (Short-cut method).

The fair value of stock options issued during the 9 months ended March 31, 2013 of $3.82 was estimated using the following assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of March 31, 2014 was 8.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2014 was $0.1 million. One third of the stock options were exercisable as of March 31, 2014.

The Company accounts for RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 2,733 RSU awards vested and issued during the nine months ended March 31, 2014. The aggregate intrinsic value of RSU awards outstanding as of March 31, 2014 was $0.1 million. One third of the RSU awards had vested as of March 31, 2014.

On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income.  The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 were eligible to participate.

On June 5, 2013, the Board of Directors approved a contribution to the 2013 ESOP for fiscal 2013 in the amount of two percent of each participant’s compensation (as defined in the Plan). Compensation expense related to the 2013 ESOP of $0.8 million was recognized in the year ended June 30, 2013. The $0.8 million liability was included in other non-current liabilities on the Consolidated Balance Sheet on June 30, 2013. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund this liability.

Compensation expense related to all stock based plans for the nine month period ended March 31, 2014 and March 31, 2013 was $0.1 million and $0.1 million respectively.  As of March 31, 2014, there was $0.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.7 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	3/31/2014	6/30/2013
Raw material and supplies	$30,248	$29,565
Goods in process and finished parts	19,086	20,256
Finished goods	45,990	37,507
	95,324	87,328
LIFO Reserve	(29,382)	(30,827)
Inventories	$65,942	$56,501

LIFO inventories were $13.5 million and $12.9 million at March 31, 2014 and June 30, 2013 respectively, or approximately $29.4 million and $ 30.8 million, respectively, less than their balances accounted for on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $1.4 million decrease in cost of sales for the nine months ended March 31, 2014 compared to a $4.1 million increase in the nine months ended March 31, 2013. The use of LIFO, as compared to FIFO, resulted in a $0.9 million decrease in cost of sales for the three months ended March 31, 2014 compared to a $3.1 million increase in cost of sales in the three months ended March 31, 2013.

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

Amortizable intangible assets consist of the following (in thousands):

	3/31/2014	6/30/2013
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,010
Customer relationships	4,950	4,950
Software development	927	635
Other intangible assets	325	325
Total	10,640	10,000
Accumulated amortization	(2,651)	(1,778)
Total net balance	$7,989	$8,222

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

The estimated aggregate amortization expense for the remainder of fiscal 2014 and for each of the next five years and thereafter, is as follows (in thousands):

2014 (Remainder of year)	$322
2015	1,288
2016	1,288
2017	1,286
2018	1,218
2019	1,126
Thereafter	1,461

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Service cost	$716	$734	$2,139	$2,210
Interest cost	1,746	1,477	5,197	4,464
Expected return on plan assets	(1,589)	(1,490)	(4,732)	(4,497)
Amortization of prior service cost	29	59	87	176
Amortization of net gain	2	-	8	-
	$904	$780	$2,699	$2,353

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Service cost	$25	$127	$202	$383
Interest cost	66	136	331	409
Amortization of prior service credit	(260)	(185)	(511)	(557)
Amortization of accumulated loss	(1)	40	(1)	119
	$(170)	$118	$21	$354

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

Effective December 31, 2013, the Company terminated eligibility for employees ages 55 -64 years old in the Postretirement Medical Plan.

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	3/31/2014	6/30/2013
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,394	$1,348
Short-term foreign credit facility	-	27
Capitalized leases	141	182
	1,535	1,557
Long-term debt
Loan and Security Agreement	20,484	24,037
Capitalized leases	112	215
	20,596	24,252
	$22,131	$25,809

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

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2014 and 2013 was 2.01% and 1.80%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $12.5 million at March 31, 2014, is subject to the same financial covenants as the Loan and Security Agreement.

The Company was in compliance with its debt covenants as of March 31, 2014.

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

The tax expense for the third quarter of fiscal 2014 was $985,000 on profit before tax of $2,667,000 (an effective tax rate of 36.9%). The tax expense for the third quarter of fiscal 2013 was $249,000 on a loss before tax for the quarter of $1,236,000 (an effective tax rate of (20.1%)). For the first nine months of fiscal 2014, tax expense was $2,773,000 on profit before tax of $6,453,000 (an effective tax rate of 43.0%) and for the first nine months of 2013, tax expense was $507,000 on a loss before tax of $853,000 (an effective tax rate of (59.4%)). The tax expense in the third quarter of fiscal 2014 included a discrete item for the impact of return to provision adjustments to reduce tax expense by $109,000. In addition, there was a discrete tax charge of $278,000 in the first quarter of fiscal 2014 for the effect of a tax rate decrease in the UK applied to the net deferred tax assets in that country and there was a $67,000 benefit recognized in the second quarter for the benefit of losses in China recognized against current year profits. The primary reasons for the negative effective tax rate in the third quarter of fiscal 2013 are as follows: 1. no tax benefit was recognized for losses in certain foreign subsidiaries; 2. there was a cash dividend from the Company’s subsidiary in Australia which caused a discrete increase to tax expense of $178,000; 3.  there was a reduction in the effective state tax rate applied to deferred tax balances (based on both actual and expected future state tax apportionments and profitability) which caused a discrete tax expense of $675,000; 4. the changes on the fiscal 2012 tax return from amounts estimated at provision, including the impact of a changed position on the 2012 and prior year returns to take the foreign tax credit rather than a deduction, created a discrete tax benefit of $414,000; and 5. other discrete taxes increased tax expense by $66,000 In the first quarter of fiscal 2013, a discrete tax benefit was booked reducing the Company’s net tax liability for uncertain tax positions of $91,000.

U.S. Federal tax returns through fiscal 2010 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2011 are still subject to review and adjustment. In international jurisdictions including Argentina, Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. In the second quarter of fiscal 2014, the Company was notified by tax authorities in China of a tax review and they have requested certain documentation for the calendar years 2010 and 2012. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2008 – 2013.

The Company has identified no new uncertain tax positions during the nine month period ended March 31, 2014 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to the temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by addressing the positive and negative evidence to determine whether realization is more likely than not to occur. If realization is in doubt because of uncertainty regarding future profitability, the Company provides a valuation allowance related to the asset to the extent that it is more likely than not that the deferred tax asset will not be realized. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to realize the benefit of the federal NOL carry forwards. $67,000 of the valuation allowance for subsidiary NOL’s in China has been released to reflect a tax benefit against current year profits.

Note 9:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and March 31, 2013

Overview

The Company enjoyed improved operating results in the third quarter of fiscal 2014 despite slower revenue growth and a stronger U.S. dollar which hampered progress internationally. Net sales decreased $1.6 million or 3% from $59.9 million in fiscal 2013 to $58.3 million in fiscal 2014 as lower shipments and unfavorable exchange rates in South America more than offset precision hand tools and capital equipment gains in North America and strong growth in China. Operating income increased $4.7 million due to a $3.3 million improvement in gross margin and a $1.4 million reduction in selling, general and administrative expenses.

Net Sales

North American sales increased $0.9 million or 3% from $32.3 million in fiscal 2013 to $33.2 million in fiscal 2014 as a recovery in manufacturing resulted in increased demand for precision hand tools and capital equipment metrology products.

International sales declined $2.5 million or 8% from $27.6 million in fiscal 2013 to $25.1 million in fiscal 2014 as growth of $0.7 million in China was offset by reduced Latin American demand of $0.5 million and a weakening Brazilian Real of $2.5 million.

Gross Margin

Gross margin increased $3.3 million or 21% from 27% of sales in fiscal 2013 to 33% of sales in fiscal 2014 with margin improvement representing $3.7 million partially offset by the impact of lower sales of $0.4 million.

North American gross margins increased $3.6 million from $7.4 million in fiscal 2013 to $11.0 million in fiscal 2014. A favorable sales mix with an increase in our high margin capital equipment metrology business coupled with improved efficiencies in manufacturing was the prime factors contributing to the improved gross margin performance.

International gross margins declined $0.3 million as the $0.7 million negative impact of a weaker Brazilian Real more than offset higher revenue and improved margins in both Europe and Asia.

Selling, General & Administrative Expenses

Selling, general and administrative expenses declined $1.4 million or 8% primarily due to lower salaries and benefits of $0.6 million, and reduced information technology, professional fees and marketing expenses of $0.4 million.

North American expenses decreased $0.3 million from $9.0 million in fiscal 2013 to $8.7 million in fiscal 2014 as a result of lower employee compensation and benefits.

International expenses declined $1.1 million due to lower employee compensation and benefits and a $0.7 million savings related to a weaker Brazilian real.

Other Income (expense)

Other expense increased $0.8 million due to foreign currency translation losses of $0.4 million in fiscal 2014 compared to gains of $0.5 million in fiscal 2013.

Income Tax Expense

The Company reported income tax expense of $1.0 million on profit before tax of $2.7 million for an effective tax rate of 36.9% in the third quarter of fiscal 2014.  This compares to an income tax expense of $0.2 million on a loss before tax of $1.2 million for a negative effective tax rate of (20.1%) in the third quarter of fiscal 2013.  The increase in tax expense results from higher profitability in fiscal 2014 and from the impact of discrete items included in tax expense as explained in the tax footnote.

Net Income

The Company recorded net income of $1.7 million or $0.24 per share in the third quarter of fiscal 2014 compared to a net loss of $1.5 million or $0.22 per share in fiscal 2013 principally due to improved gross margins and a lower selling, general and administrative expenses.

Nine Months Ended March 31, 2014 and March 31, 2013

Overview

Net sales increased $1.0 million from $176.6 million in fiscal 2013 to $177.6 million in fiscal 2014 despite a $6.9 foreign exchange reduction related to the weaker Brazilian Real. Operating income increased $7.9 million with a $6.1 million profit in fiscal 2014 compared to a $1.8 million loss in fiscal 2013 due to improved gross margins and lower selling, general and administrative expenses.

Net Sales

North American sales increased $3.6 million or 4% from $92.1 million in fiscal 2013 to $95.7 million in fiscal 2014 led by a strong rebound in optical, vision and laser metrology capital equipment products.

International sales declined $2.7 million or 3% from $84.6 million in fiscal 2013 to $81.9 million in fiscal 2014 with combined gains in Europe, Brazil and Asia of $4.0 million or 6% offset by a $6.9 million foreign currency loss related to a weaker Brazilian Real.

Gross Margin

Gross margin increased $5.0 million or 10% and improved from 30% of sales in fiscal 2013 to 32% of sales in fiscal 2014 primarily as a result of reduced costs implemented in the second half of fiscal 2013.

North American gross margins increased $4.4 million in fiscal 2014 and improved from 28% of sales in 2013 to 31% of sales in 2014 as a result of higher sales of high margin capital equipment products and reduced costs.

International gross margins increased $0.6 million and improved from 32% of sales in fiscal 2013 to 34% of sales in fiscal 2014 as higher sales and improved efficiencies in Europe and China more than offset the impact of a $2.4 million cost increase related to the weaker Brazilian Real.

Selling, General and Administrative Expenses

Selling, general and administrative expense declined $2.9 million or 5% from $54.2 million in fiscal 2013 to $51.3 million in fiscal 2014 with lower salaries and benefits representing $1.2 million. In addition, marketing and professional fees declined $0.8 and $0.4 million, respectively.

North American expenses declined $0.1 million principally due to lower marketing expenses.

International expenses declined $2.8 million or 20% with a weaker Brazilian Real representing $2.0 million. Reduced Information Technology and marketing expenses were the primary savings beyond the currency effect.

Other Income

Other income declined $0.6 million primarily due foreign currency translations losses of $0.5 million in fiscal 2014 compared to gains of $0.4 million in fiscal 2013.

Income Tax Expense

The Company reported income tax expense of $2.8 million on profit before tax of $6.5 million for an effective tax rate of 43.0% for the nine months ended March 31, 2014.  This compares to an income tax expense of $0.5 million on a loss before tax of $0.9 million for a negative effective tax rate of (59.4%) in the nine months ended March 31, 2013.  The increase in tax expense results from higher profitability in fiscal 2014 and from the impact of discrete items included in tax expense as explained in the tax footnote.

Net Income

The Company recorded net income of $3.7 million or $0.53 per share in fiscal 2014 compared to net loss of $1.4 million or $0.20 per share in fiscal 2013 principally due to an increase gross margin coupled with lower selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	3/31/2014	3/31/2013

Cash provided by operating activities	$8,076	$9,189
Cash used in investing activities	(6,337)	(7,791)
Cash used in financing activities	(5,417)	(5,892)
Effect of exchange rate changes on cash	24	(173)

Net decrease in cash	$(3,654)	$(4,667)

Net cash declined $3.7 million as a $8.1 million contribution from operations was more than offset by disbursements for capital equipment, debt repayments and dividends.

Net cash flow for the nine months ending March 31, 2014 improved $1.0 million compared to the same period in fiscal 2013 due principally to lower capital expenditures and reduced debt repayments.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.4 million was outstanding as of March 31, 2014.  Availability under the agreement is reduced by open letters of credit totaling $0.6 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of March 31, 2014, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2014 was 2.0%.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2014, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v)the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 5, 2014	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 5, 2014	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Financial Officer)