Form 10-K
period 2014-06-30
STARRETT L S CO
filed 2014-09-10
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

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

Non-Accelerated Filer  ☐    Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,110,580 and 823,361 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2013. On December 31, 2013, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $88,346,710.

There were 6,174,977 and 789,722 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 31, 2014.

The exhibit index is located on pages 53-54.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2014. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2014

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8-9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

	PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	18-47
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
ITEM 9A.	Controls and Procedures	47
ITEM 9B.	Other Information	50

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	50
ITEM 11.	Executive Compensation	50
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	51
ITEM 14.	Principal Accounting Fees and Services	51

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	52
EXHIBIT INDEX		53-54
SIGNATURES		55

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General

Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. The company has a long history of global manufacturing experience and currently operates 5 major global manufacturing plants. Domestic locations are Athol, Massachusetts (1880) and Mt. Airy, North Carolina (1985) with international operations located in Itu, Brazil (1956) Jedburgh, Scotland (1958) and Suzhou, China (1997). All subsidiaries principally serve the global manufacturing industrial base with concentration in the metalworking, construction, machinery, equipment, aerospace and automotive markets.

The Company offers its broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.  The Company primarily distributes its precision hand tools, saw and construction products through distributors or resellers both domestically and internationally. The Company’s financial reporting is based upon one business segment. Starrett® is brand recognized around the world for precision, quality and innovation.

Products

The Company’s tools and instruments are sold throughout North America and in over 100 other countries. By far the largest consumer of these products is the manufacturing industry including metalworking, aerospace, medical, and automotive but other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For 134 years the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact and in-process gaging such as optical, vision and laser measurement systems. The Company has expanded its product offering in the field of test and measurement equipment, with force measurement and material test equipment.. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2014, the Company introduced material test systems consisting of hardware and cutting edge software with capacities up to 50KN, in addition to new manual and automated FOV (Field of View) measurement systems. These systems we believe will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including a new line of hand tools for measuring, marking and layout that include tapes, levels, chalk lines and other products for the building trades.. The continued focus on high performance, production band saw applications has resulted in the development of two new ADVANZ carbide tipped products MC5 and MC7 ideal for cutting ferrous materials (MC7) and non-ferrous metals and castings (MC5). These actions are aimed at positioning Starrett for global growth in wide band products for production applications.

As one of the premier industrial brands, the Company continues to be focused on every touch point with its customers. To that end, the Company now offers modern, easy-to-use interfaces for distributors and end-users including interactive catalogs and several online applications.

Personnel

At June 30, 2014, the Company had 1,811 employees, approximately 52% of whom were domestic. This represents a net decrease from June 30, 2013 of 3 employees. The headcount change included a decrease of 9 domestically and an increase of 6 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2014, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers offer private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, Germany and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 16 to the Company’s fiscal 2014 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $65.6 million at June 30, 2014 and $56.5 million at June 30, 2013.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2014, 2013, and 2012 were approximately $1.4 million, $1.3 million, and $0.9 million, respectively.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 53% of consolidated sales for fiscal 2014.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2014 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Economic and world events could affect our operating results.

The Company’s results of operations may be materially affected by the conditions in the global economy. These include both world - wide and regional economic conditions and geo-political events. These conditions may affect financial markets, consumer and customer confidence. The recovery from the recession has been slow in North America and Europe. Latin America has experienced inflation resulting in weaker local currencies compared to the U. S. dollar. China’s growth has slowed and Europe and the Middle – East remain under geo-political threat. The Company can provide no assurance that these economic trends will not continue.

Technological innovation by competitors could adversely affect financial results.

Although the Company’s strategy includes investment in research and development of new and innovative products to meet technology advances, there can be no assurance that the Company will be successful in competing against new technologies developed by competitors.

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.

During 2014, international sales revenues were $130 million, representing approximately 53% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could limit the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:

•	changes in duties, taxes, tariffs and other charges on imports;
•	limitations on the quantity of goods which may be imported into the United States from a particular country;
•	requirements as to where products and/or inputs are manufactured or sourced;
•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;
•	limitations on foreign owned businesses; or
•	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.

We are also subject to the U.S. Foreign Corrupt Practices Act, in addition to the anti-corruption laws of the foreign countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.

Economic weakness in the industrial manufacturing sector could adversely affect the Company’s financial results.

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

Volatility in the price of energy and raw materials could negatively affect our margins.

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

The inability to meet expected investment returns and changes to interest rates could have a negative impact on Pension plan assets.

Currently, the Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates. The Company was not required to make contributions in fiscal 2014 but will be required to make additional contributions in fiscal 2015 of $5.4 million. The Company could be required to provide more funding to the domestic plan in the future.  The Company’s UK plan, which is also underfunded, required Company contributions of $1.2 million, $1.2 million and $0.8 million during fiscal 2014, 2013 and 2012 respectively. The Company will be required to make a $0.8 million contribution to its UK pension plan in fiscal 2015.

Businesses that we may acquire may fail to perform to expectations.

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

We are subject to certain risks as a result of our financial borrowings.Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants, including: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 1.45 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

   The Company believes that it will be able to service its debt and comply with the financial covenants in future periods; however, it can be not be assured of results of operations or future credit and financial markets conditions. In an event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s debt. As of June 30, 2014 the Company was in compliance with all the covenants. The credit facility expires in April of 2015 and the Company intends to negotiate an extension.

Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.

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

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations) and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to changes in legal and regulatory requirements, increased enforcement and our ongoing expansion into new markets and new channels. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.

Our future tax rates may be adversely affected by a number of factors, including the enactment of certain tax legislation being considered in the U.S.; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

If the Company fails to develop or maintain an effective system of internal controls, the Company may not be able to accurately report our financial results or prevent fraud or to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.

Our management determined that we did not maintain effective internal control over financial reporting as of June 30, 2014 because material weaknesses in internal control over revenue transactions and information technology security access at our Bytewise subsidiary existed. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our plans to improve the effectiveness of our internal controls and procedures are in process however the Company cannot assure that the measures we have taken to date or any future measures will remediate the material weaknesses.

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

PART II

Item 5 - Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2014, there were approximately 1,273 registered holders of Class A common stock and approximately 1,069 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2012	$0.10	$12.99	$10.96
December 2012	0.10	12.70	9.56
March 2013	0.10	11.47	10.05
June 2013	0.10	10.90	9.81
September 2013	0.10	11.77	10.07
December 2013	0.10	14.57	10.99
March 2014	0.10	19.21	14.41
June 2014	0.10	17.01	13.73

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to maintain the quarterly dividend at $0.10 for all quarters of fiscal 2014.

There were no repurchases of shares in the fourth quarter of fiscal 2014.

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

	BASE	FY2010	FY2011	FY2012	FY2013	FY2014
STARRETT	100.00	144.26	159.62	186.32	170.74	264.51
RUSSELL 2000	100.00	121.48	166.93	163.46	203.03	251.02
PEER GROUP	100.00	132.60	155.07	151.79	169.08	216.20

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2014	2013	2012	2011	2010
Net sales	$247,134	$243,797	$260,148	$244,841	$203,662
Net earnings (loss)	6,712	(162)	888	6,845	(8,021)
Basic earnings (loss) per share	0.97	(0.02)	0.13	1.02	(1.20)
Diluted earnings (loss) per share	0.97	(0.02)	0.13	1.02	(1.20)
Long-term debt	10,804	24,252	29,387	721	706
Total assets	239,248	230,794	252,166	227,179	200,134
Dividends per share	0.40	0.40	0.40	0.32	0.30

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

Fiscal 2014 Compared to Fiscal 2013

Overview

L. S. Starrett is a global manufacturing company impacted by economic conditions worldwide. In North America, an improved labor market and a steady recovery in overall economic performance resulted in increased demand for precision hand tools and a resurgence of shipments for high-end capital equipment. Internationally, sales declined as an economic recovery in Europe and strong gains in Asia was offset by a continued weakening of the Brazilian Real against the U. S. dollar.

Net sales for fiscal 2014 increased $3.3 million or 1.4% compared to fiscal 2013, as gains in North America, Europe and Asia more than offset unfavorable foreign currency exchange rates in South America. Price increases, particularly in Brazil, and new products represented sales gains of $9.6 and $7.0 million respectively offsetting volume declines of $6.0 million and unfavorable exchange rates of $7.3 million. Gross margins increased $9.3 million from $71.8 million or 29.5 % of sales in fiscal 2013 to $81.1 million or 32.8% of sales in fiscal 2014 as a favorable product mix of increased sales of higher margin products, a successful launch of new products and reduced manufacturing overhead costs all contributed to an improved performance.  Selling, general and administrative expenses decreased $3.9 million or 5.3 % from $73.1 million in fiscal 2013 to $69.2 million in fiscal 2014 principally due to cost reductions implemented in the fourth quarter of fiscal 2013.  Operating income improved $13.2 million from a loss of $1.3 million in fiscal 2013 to a profit of $11.9 million in fiscal 2014.

Net Sales

Net sales in North America increased $5.9 million or 4.8% from $123.5 million in fiscal 2013 to $129.4 million in fiscal 2014 with an increase in capital equipment sales representing $4.3 million or 73% of the growth.  International sales decreased $2.6 million or 2.2% from $120.3 million in fiscal 2013 to $117.7 million in fiscal 2014.  Foreign currency exchange rate fluctuations represented an unfavorable impact of $7.3 million, more than offsetting than revenue increases in Europe and Asia of $2.1 and $1.4 million, respectively.

Gross Margin

Gross margin in North America increased $7.4 million or 22% from $33.1 million in fiscal 2013 to $40.5 million in fiscal 2014 and improved as a percentage of sales from 26.8% in fiscal 2013 to 31.3% in fiscal 2014.  The improvement was due to a favorable product mix, reduced manufacturing overhead and lower LIFO reserves in North America. International gross margins increased $1.8 million or 4.7% from $38.8 million in fiscal 2013 to $40.6 million in fiscal 2014 as improved margins in Europe and Asia, of $0.9 million and $2.5 million, respectively, more than offset a $2.7 million negative impact due to foreign exchange rate changes.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses decreased $1.0 million or 2.8% due to lower salaries, travel and professional fees.  International selling, general and administrative expenses decreased $3.0 million or 8.4% with a $1.9 million savings due to the stronger U. S. dollar. Lower salaries and employee benefits, commissions, Information Technology, professional fees and marketing expenses combined for a $2.7 million savings expressed in U. S. dollars.

Operating Profit

Operating profit improved $13.2 million from a loss of $1.3 million in fiscal 2013 to a profit of $11.9 million in fiscal 2014 as a result of improved gross margins and lower selling, general and administrative expenses.

Other Income, Net

Other income declined $1.9 million due to $0.8 million in foreign exchange losses in fiscal 2014 compared to $1.1in foreign exchange gains in fiscal 2013.

Income Taxes

The Company recorded $5.3 million of tax expense (44.3%) on $12.0 million of pretax income and $0.9 million of tax expense (120.3%) on $0.7 million of pretax income for the fiscal years ended June 30, 2014 and June 30, 2013, respectively. The significant items impacting tax expense in fiscal 2014 include the following:

The Company recorded $0.3 million of deferred income tax expense to reflect a reduction of three percentage points in the tax rate applied to deferred tax assets in the U.K. In addition, as a result of a tax audit in China, the Company’s tax loss carryforwards were reduced increasing tax expense by $0.2 million. Tax benefits include a reduction of the valuation allowance in China as the subsidiary was profitable in fiscal 2014 and fully utilized its tax loss carryforward and the tax benefit of a revised calculation of the U.S. deduction for losses related to receivables and investments in foreign subsidiaries as a return to provision adjustment.

The Company continues to recognize the benefit of its U.S. carryforward tax losses and most other U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized. In fiscal 2014, the valuation allowance decreased by $1.2 million primarily related to profits in China (as noted above) and to the portion of foreign tax credits which expired in 2014 and which were also written off.

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

Income Taxes

The Company recorded $1.0 million of tax expense (120.3%) on $0.8 million of pretax income and $0.8 million of tax benefit (-700.0%) on $0.1 million of pretax income for the fiscal years ended June 30, 2013 and June 30, 2012 respectively. The significant items impacting tax expense in fiscal 2013 include the following:

The Company recorded $0.9 million of deferred income tax expense to reflect the year over year change in the tax rates we apply to our deferred tax balances. Of this amount, $0.8 million is attributable to a decrease in our State effective tax rate due to changes in the apportionment of profits in the jurisdictions we operate in. The remaining $0.1 million of deferred tax expense relates to a corporate tax rate reduction in the United Kingdom, which received royal assent during fiscal 2013.

The Company recorded approximately $0.8 million of tax expense to reflect the U.S. and foreign income tax expense related to differences between the Company’s tax returns filed in fiscal 2013 and the corresponding original estimates used for financial statement purposes.

The Company recorded approximately $0.2 million of tax expense related to the U.S. tax cost of a one-time dividend made from our Australian subsidiary.

The Company continues to recognize the benefit of its U.S. tax losses and most other U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized. Valuation allowance increases in fiscal 2013 relate primarily to foreign losses, primarily in China, and to foreign tax credit increases due to a changed position on selected U.S. tax returns to elect the credit.

FINANCIAL INSTRUMENT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations and had $1.1 million in forward currency contracts outstanding at June 30, 2014.  Net foreign monetary assets are approximately $36.9 million as of June 30, 2014.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.    A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 13 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $10.8 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2014	2013	2012
Cash provided by operating activities	$10,803	$20,363	$3,559
Cash used in investing activities	(7,975)	(9,476)	(25,870)
Cash provided by (used in) financing activities	(6,669)	(7,590)	20,015

The Company has a working capital ratio of 4.1:1 as of June 30, 2014 as compared to 5.6:1 as of June 30, 2013. The decline in working capital in fiscal 2014 is principally due to the reclassification of our Line of Credit from long-term debt to short-term debt as the credit facility expires within twelve months in April of 2015.  Cash, short-term investments, accounts receivable and inventories represent 91% and 91% of current assets at June 30, 2014 and 2013, respectively.  The Company had accounts receivable turnover of 6.1 in both fiscal 2014 and 2013 and an inventory turnover ratio of 2.7 in both fiscal 2014 and fiscal 2013.

Net cash provided by operations of $10.8 million in fiscal 2014 was primarily the result of net contributions of earnings, depreciation and amortization of $16.1 million partially offset by increased working capital requirements of $9.3 million.

The Company invested $8.5 million in fiscal 2014 in plant and equipment. During fiscal 2014 the Company received $0.6 million from the sale of a building.

The Company decreased debt by $4.5 million in fiscal 2014 principally due to improved operating profits, providing the funding to reduce debt.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and short-term investments, the Company has maintained a $23.0 million line of credit, of which $0.5 million is reserved for letters of credit and $9.0 million was outstanding as of June 30, 2014. The line of credit expires on April of 2015 and the Company intends to negotiate an extension.

On June 30, 2009, the Company and certain subsidiaries entered into a Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A. The amended Credit Facility is scheduled to mature on April 30, 2015 and bears interest at LIBOR plus 1.50%.

The obligations under the Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the subsidiaries that are party to the Credit Facility.  Triggering events are two consecutive quarters of failure to achieve the financial covenants outlined in Note 13 of the Notes to Consolidated Financial Statements.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. As of August 31, 2014, the Company had borrowings of $9.9 million under the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2014, the Company was in compliance with the financial covenants under the Credit Facility.

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

The allowance for doubtful accounts of $0.7million at the end of both fiscal 2014 and 2013 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and net sales could be adversely affected.

Inventory Valuation:  The Company values inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out ("LIFO") method for most U.S. inventories or the first-in, first-out ("FIFO") method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly.

Long-lived Assets:  The Company accounts for property, plant and equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value.

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

Recoverability of the net book value of property, plant and equipment is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2014 which required management to perform an impairment analysis.

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

Intangible Assets: Identifiable intangible assets are recorded at cost and are amortized on a straight-line basis over a 5-15 year period. The estimated useful lives of the intangible assets subject to amortization are: 15 years for patents, 14 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8 years for customer relationships and 5 years for software development.

Goodwill: The Company assesses the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2013 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2013.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by addressing the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required. . Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations. See also Income Taxes (Note 11 to the Consolidated Financial Statements.)

Defined Benefit Pension Plans: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2014, 2013 and 2012 were $0.0, $0.0, and $15.3 million, respectively.

Calculation of pension and postretirement medical costs and obligations are dependent on actuarial assumptions.  These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. Effective December 31, 2013, the Company terminated eligibility for employees 55-64 years old in the Postretirement Medical Plan. See also Employee Benefit Plans (Note 12 to the Consolidated Financial Statements).

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

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Debt obligations	$21.1	$10.4	$3.0	$3.3	$4.4
Estimated interest on debt obligations	2.4	0.7	0.8	0.6	0.3
Capital lease obligations	0.2	0.1	0.1	-	-
Operating lease obligations	10.5	2.1	3.1	2.8	2.5
Purchase obligations	24.0	23.9	0.1	-	-
Total	$58.2	$37.2	$7.1	$6.7	$7.2

Estimated interest on debt obligations are based on a standard 10 year loan amortization schedule for the $15.5 million term loan, and the current outstanding balance of the company's credit line at the current effective interest rate through April-2015 when the current credit line agreement ends. See note 13 for additional details on these debt instruments.

While our purchase obligations are generally cancellable without penalty, certain vendors charge cancellation fees or minimum restocking charges based on the nature of the product or service.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2014, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2014 expressed an adverse opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts

September 10, 2014

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash	$16,233	$19,755
Short-term investments	8,723	7,657
Accounts receivable (less allowance for doubtful accounts of $704 and $697, respectively)	43,712	37,875
Inventories	65,582	56,501
Current deferred tax asset	6,141	4,978
Prepaid expenses and other current assets	6,615	7,182
Total current assets	147,006	133,948
Property, plant and equipment, net	51,537	51,200
Taxes receivable	3,775	3,770
Deferred tax assets, net	24,238	28,274
Intangible assets, net	7,760	8,222
Goodwill	3,034	3,034
Other assets	1,898	2,346
Total assets	$239,248	$230,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$10,548	$1,557
Accounts payable	9,980	7,532
Accrued expenses	8,516	9,552
Accrued compensation	6,642	5,304
Total current liabilities	35,686	23,945
Deferred tax liabilities	2,037	2,182
Other tax obligations	10,818	10,514
Long-term debt, net of current portion	10,804	24,252
Postretirement benefit and pension obligations	43,589	42,386
Other non-current liability	-	773
Total liabilities	102,934	104,052

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,165,838 outstanding at June 30, 2014 and 6,076,698 outstanding at June 30, 2013)	6,166	6,077
Class B common stock $1 par (10,000,000 shares authorized; 794,990 outstanding at June 30, 2014 and 750,563 outstanding at June 30, 2013)	795	750
Additional paid-in capital	54,063	52,613
Retained earnings	95,715	91,778
Accumulated other comprehensive loss	(20,425)	(24,476)
Total stockholders’ equity	136,314	126,742
Total liabilities and stockholders’ equity	$239,248	$230,794

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/14	6/30/13	6/30/12
Net sales	$247,134	$243,797	$260,148
Cost of goods sold	166,038	171,985	182,073
Gross margin	81,096	71,812	78,075
% of net sales	32.8%	29.5%	30.0%

Selling, general and administrative expenses	69,181	73,090	79,925
Operating income (loss)	11,915	(1,278)	(1,850)

Other income, net	142	2,074	1,961

Earnings before income taxes	12,057	796	111
Income tax expense (benefit)	5,345	958	(777)

Net earnings (loss)	$6,712	$(162)	$888

Basic and diluted earnings (loss) per share	$0.97	$(0.02)	$0.13

Average outstanding shares used in per share calculations:
Basic	6,926	6,797	6,757
Diluted	6,955	6,797	6,794

Dividends per share	$0.40	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/14	6/30/13	6/30/12
Net earnings (loss)	$6,712	$(162)	$888
Other comprehensive income (loss), net of tax:
Translation gain (loss)	3,323	(5,729)	(14,675)
Pension and postretirement plans	728	6,787	(8,898)

Other comprehensive income (loss)	4,051	1,058	(23,573)

Total comprehensive income (loss)	$10,763	$896	$(22,685)

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 30, 2011	$5,933	$801	$51,411	$96,477	$(1,961)	$152,661

Total comprehensive income (loss)				888	(23,573)	(22,685)
Dividends ($0.40 per share)				(2,704)		(2,704)
Issuance of stock under 1984 ESOP	24		255			279
Issuance of stock under ESPP		9	72			81
Issuance of stock for length of service awards	3		32			35
Stock-based compensation			171			171
Conversion	57	(57)				-
Balance, June 30, 2012	6,017	753	51,941	94,661	(25,534)	127,838

Total comprehensive (loss) income				(162)	1,058	896
Dividends ($0.40 per share)				(2,721)		(2,721)
Repurchase of shares	(5)		(57)			(62)
Issuance of stock under 1984 ESOP	25		253			278
Issuance of stock under ESPP		34	248			282
Issuance of stock for length of service awards	3		30			33
Stock-based compensation			198			198
Conversion	37	(37)				-
Balance, June 30, 2013	6,077	750	52,613	91,778	(24,476)	126,742

Total comprehensive income				6,712	4,051	10,763
Dividends ($0.40 per share)				(2,775)		(2,775)
Issuance of stock under 1984 ESOP	22		250			272
Issuance of stock under 2013 ESOP		77	726			803
Issuance of stock under Long Term Incentive Plan	3		35			38
Issuance of stock under ESPP		27	231			258
Issuance of stock for length of service awards	5		54			59
Stock-based compensation			154			154
Conversion	59	(59)				-
Balance, June 30, 2014	$6,166	$795	$54,063	$95,715	$(20,425)	$136,314

Cumulative balance:
Translation loss, net					$(18,312)
Pension and postretirement plans, net of taxes					(2,113)
					$(20,425)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/14	6/30/13	6/30/12
Cash flows from operating activities:
Net earnings (loss)	$6,712	$(162)	$888
Non cash operating activities:
Depreciation	8,177	8,529	9,039
Amortization	1,181	1,146	1,059
ESOP compensation expense	-	773	-
Stock-based compensation	154	198	171
Issuance of stock for length of service awards	59	33	35
Issuance of stock under Long-Term Incentive Plan	38	-	-
Net long-term tax obligations	289	97	(284)
Deferred taxes	1,820	(361)	(5,079)
Unrealized transaction gains	(4)	(23)	(23)
Income on equity method investment	(257)	(470)	(237)
Loss on disposal of building	89	-	-
Working capital changes, net of effects of business acquisition:
Accounts receivable	(4,491)	2,377	(2,567)
Inventories	(7,526)	11,994	(15,774)
Other current assets	818	60	(382)
Other current liabilities	1,871	(5,551)	(315)
Postretirement benefit and pension obligations	2,073	1,752	16,037
Other	(200)	(29)	991
Net cash provided by operating activities	10,803	20,363	3,559

Cash flows from investing activities:
Business acquisition, net of cash acquired		-	(15,070)
Additions to plant and equipment	(8,464)	(7,788)	(10,800)
Purchase of short-term investments	(107)	(8,116)	-
Proceeds from sale of short-term investments	-	6,428	-
Proceeds from sale of building	596	-	-
Net cash used in investing activities	(7,975)	(9,476)	(25,870)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	-	2,056
Short-term debt repayments	(425)	(194)	(552)
Proceeds from long-term borrowings	500	1,500	22,454
Long-term debt repayments	(4,529)	(6,673)	(1,599)
Proceeds from common stock issued	560	560	360
Repurchase of shares	-	(62)	-
Dividends paid	(2,775)	(2,721)	(2,704)
Net cash provided by (used in) financing activities	(6,669)	(7,590)	20,015
Effect of translation rate changes on cash	319	(1,044)	(1,774)
Net increase (decrease) in cash	(3,522)	2,253	(4,070)
Cash beginning of year	19,755	17,502	21,572
Cash end of year	$16,233	$19,755	$17,502
Supplemental cash flow information:
Interest paid	$813	935	505
Taxes paid, net	3,476	2,573	4,795

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$773	-	-

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

Financial instruments and derivatives: The Company’s financial instruments include cash, investments and debt. Investments are stated at cost which approximates fair market value. The carrying value of debt, which is at current market interest rates, also approximates its fair value.    The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The amount of contracts outstanding as of June 30, 2014 and June 30, 2013 amounted to $1.1 million and $1.0 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.0, $0.1, and $0.8 million in fiscal 2014, 2013 and 2012, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Long-lived assets: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2014 and June 30, 2013 were $1.2 million and $1.3 million, respectively, of construction in progress.  Also included in machinery and equipment at both June 30, 2014 and June 30, 2013 is $0.5 million of capitalized interest cost. Repairs and maintenance of equipment are expensed as incurred. No events or circumstances arose in fiscal 2014 which required management to perform an impairment analysis.

Intangible assets and goodwill: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-15 year period. The estimated useful lives of the intangible assets subject to amortization are: 15 years for patents, 14 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8 years for customer relationships and 5 years for software development. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October. As of October 1, 2013, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of the Bytewise business is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on the company's analysis of qualitative factors, the company determined that it was not necessary to perform a two-step goodwill impairment test.

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

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.5 million in fiscal 2014, $6.0 million in fiscal 2013 and $5.6 million in fiscal 2012 and are included in selling, general and administrative expenses.

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

Pension and Other Postretirement Benefits: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company also has defined contribution plans.  In addition, certain U.S. employees participate in an Employee Stock Ownership Plan (the 1984 ESOP) used to partially fund benefits under the U.S. defined benefit pension plan. The Company amended its Postretirement Medical Plan effective December 31, 2013, whereby the Company terminated eligibility for employees ages 55-64.

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors unfunded postretirement benefit plans that provide health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments included in net periodic benefit cost for fiscal 2012 were $15.3 million. There were none in fiscal 2014 or 2013.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $71 million of undistributed earnings of foreign subsidiaries as of June 30, 2014 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $1.4 million in fiscal 2014, $1.3 million in fiscal 2013, and $0.9 million in fiscal 2012 and are included in selling general and administrative expenses in the Consolidated Statement of Operations.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 29,951, 48,455, and 36,555 of potentially dilutive common shares in fiscal 2014, 2013 and 2012, respectively, resulting from shares issuable under its stock option plans. These shares had no impact on the calculated per share amounts. These additional shares are not used in the diluted EPS calculation in loss years.

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

Recent Accounting Pronouncements:

ASU 2013-11 clarifies the rules on how to present deferred taxes for tax losses, tax credits and the liability for tax reserves.  The new rules require that a company report its tax balances on the balance sheet on an after reserve basis.   This ASU is required to be adopted in the Company’s year ending June 30, 2015 but early adoption is allowed.  The net effect upon adoption will be to reduce the long term deferred tax asset for NOLs and for tax credits by approximately $8 million and reduce the long term tax liability reflected as Other Tax Obligations by the same amount.  The Company does not expect a material impact to the Statement of Operations.  The Company has not adopted this pronouncement as of June 30, 2014 and will adopt it in the first quarter of fiscal 2015.

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is not permitted. The Company expects to adopt this standard on July 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The following table reflects the Bytewise acquisition as if the transaction had occurred as of the beginning of the Company’s fiscal year 2011.  The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Bytewise been combined during all of fiscal year 2012 (in thousands except per share amounts):

Year Ended 6/30/2012

Unaudited consolidated pro forma net sales	$264,036
Unaudited consolidated pro forma net earnings	$951
Unaudited consolidated pro forma diluted earnings per share	$0.14

In fiscal 2010, the Company entered into an agreement with a private software development company to invest $1.5 million over the subsequent twelve to eighteen months in exchange for a 36% equity interest therein.  The Company recorded other income of $0.3 million in fiscal 2014, $0.5 million in fiscal 2013 and other loss of $0.2 million in fiscal 2012 based on the earnings of this entity as allocated under the equity method of accounting. The net carrying value of the investment included in other long-term assets in the Consolidated Balance Sheet as of June 30, 2014 and June 30, 2013 is $1.9 million and $1.6 million, respectively.  In August 2011, the Company guaranteed a loan of $0.5 million, which remains outstanding, between the private software development company and a lender. The cost method is used by the Company to account for investments in companies that the Company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at cost.

4.  STOCK-BASED COMPENSATION

Long-Term Incentive Plan

During the quarter ended December 31, 2012, the Company implemented The L.S. Starrett Company 2012 Long-Term Incentive Plan (the “2012 Stock Incentive Plan”), which was adopted by the Board of Directors September 5, 2012 and approved by shareholders October 17, 2012. The 2012 Stock Incentive Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Incentive Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2014, there were 20,500 stock options and 5,467 restricted stock units outstanding. In addition, there were 471,300 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2014.

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

The weighted average contractual term for stock options outstanding as of June 30, 2014 was 8.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2014 was $0.1 million. There were 6,833 options exercisable as of June 30, 2014. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. There were no RSU awards during the year ended June 30, 2014. During the year ended June 30, 2013, the Company granted 8,200 RSU awards with fair values of $10.08 per RSU award. There were no RSU awards prior to December 17, 2012.

There were 2,733 RSU awards settled during the year ended June 30, 2014. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2014 was $0.1 million. As of June 30, 2014 all vested RSU awards had been issued and settled.

Compensation expense related to the 2012 Stock Incentive Plan was $54,000 and $31,000 for fiscal 2014 and 2013 respectively. As of June 30, 2014 there was $0.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plans (ESPP) give eligible employees an opportunity to participate in the success of the company. The Board of Directors renews the Employee Stock Purchase Plan every five years. Under these plans the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. No options were exercisable at fiscal year ends. The Board of Directors last approved an ESPP renewal in 2012. No additional options will be granted under the previous 2007 plan. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 30, 2011	74,009		612,524
Options granted	61,815	9.87	(61,815)
Options exercised	(9,290)	8.73	-
Options canceled	(24,044)		24,044
2002 plan expired	-		(222,568)
Balance, June 30, 2012	102,490		352,185
2007 Plan expired	-		(352,185)
2012 Plan authorized	-		500,000
Options granted	61,382	8.77	(61,382)
Options exercised	(34,128)	8.28	-
Options canceled	(41,016)		9,926
Balance, June 30, 2013	88,728		448,544
Options granted	43,643	10.91	(43,643)
Options exercised	(26,225)	9.83	-
Options canceled	(30,758)		19,711
Balance, June 30, 2014	75,388		424,612

The following information relates to outstanding options as of June 30, 2014:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2012	$3.32
2013	2.73
2014	3.37

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 29.76% – 32.04%, interest – 0.32% – 0.43%, and expected lives - 2 years. Compensation expense of $138,677, $166,368 and $171,400 has been recorded for fiscal 2014, 2013 and 2012, respectively.

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

On June 5, 2013 the Board of Directors approved a contribution to the 2013 ESOP for fiscal 2013 in the amount of two percent of each participant’s compensation (as defined in the Plan). The 2013 contribution was funded in July 2013 in the amount of $0.8 million. There was no ESOP contribution in 2014.

Compensation expense for the ESOP was $0.0 million and $0.8 million for the year ended June 30, 2014 and June 30, 2013, respectively. The liability related to the plan was $0.0 million and $0.8 million as of June 30, 2014 and June 30, 2013, respectively. The liability is included in other non-current liabilities on the Consolidated Balance Sheet. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund the 2013 liability.

5. CASH AND SHORT-TERM INVESTMENTS

Cash and investments held in foreign subsidiaries amounted to $21.0 million and $23.5 million at June 30, 2014 and June 30, 2013, respectively. Of this amount, $12.5 million in U.S. dollar equivalents was held in British Pounds Sterling and $6.9 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

As of June 30, 2014 and June 30, 2013, the Company’s U.K. subsidiary held a $8.7 million 95 day fixed rate deposit and a $7.7 million 95 day fixed rate deposit, respectively, with a financial institution.

6.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2014	June 30, 2013
Raw materials and supplies	$31,303	$29,565
Goods in process and finished parts	19,148	20,256
Finished goods	42,459	37,507
	92,910	87,328
LIFO reserve	(27,328)	(30,827)
	$65,582	$56,501

LIFO inventories were $14.1 million and $12.9 million at June 30, 2014 and June 30, 2013, respectively, such amounts being approximately $27.3 million and $30.8 million, respectively, less than if determined on a FIFO basis.  The use of LIFO compared to FIFO on an annual basis resulted in a $3.5 million decrease in cost of sales in fiscal 2014 compared to increases in cost of goods sold of $3.3 million and $1.3 million in fiscal 2013 and 2012 respectively.

7. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s intangible assets on the dates indicated (in thousands):

	June 30, 2014			June 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$3,034	$-	$3,034	$3,034	$-	$3,034
Identifiable intangible assets	10,720	(2,960)	7,760	10,000	(1,778)	8,222

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2014	June 30, 2013
Non-compete agreements	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,010
Customer relationships	4,950	4,950
Software development	1,007	635
Other intangible assets	325	325
Total	10,720	10,000
Accumulated amortization	(2,960)	(1,778)
Total net balance	$7,760	$8,222

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2015	$1,304
2016	1,304
2017	1,302
2018	1,234
2019	1,155
Thereafter	1,461

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its Bytewise reporting unit for its October 1, 2013 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than their respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2013. There were no triggering events identified from the annual assessment date through the fiscal year-end.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2014 and 2013 (in thousands):

	As of June 30, 2014
	Cost	Accumulated Depreciation		Net
Land	$1,376	$		$1,376
Buildings and building improvements	47,793		(25,994)	21,799
Machinery and equipment	142,579		(114,217)	28,362
Total	$191,748		$(140,211)	$51,537

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Land	$1,377	$-	$1,377
Buildings and building improvements	46,101	(23,308)	22,793
Machinery and equipment	129,031	(102,001)	27,030
Total	$176,509	$(125,309)	$51,200

Included in machinery and equipment are assets under capital leases of $0.7 million as of June 30, 2014 and $1.3 million as of June 30, 2013. The accumulated amortization relating to these leases was $0.6 million and $0.8 million as of June 30, 2014 and 2013, respectively.

Operating lease expense was $1.9 million, $1.9 million and $1.8 million in fiscal 2014, 2013 and 2012, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2015	$2,147
2016	1,679
2017	1,400
2018	1,372
2019	1,453
Thereafter	2,474

9. REORGANIZATION COSTS

The Company closed its Dominican Republic facility effective December 31, 2011.  The decision to close the facility was the result of a decision by Sears to no longer purchase “Craftsman” brand measuring tapes from the Company.  The Company incurred approximately $0.3 million in costs in fiscal 2012 related to facility closure, severance and asset write-offs.  The costs were included in the fiscal 2012 Consolidated Statements of Operations in cost of goods sold ($0.1 million), selling, general and administrative expenses ($0.2 million) and other income and expense ($0.1 million). There were no costs recognized in connection with this closing in fiscal 2013 or fiscal 2014.

10. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2014	2013	2012
Interest income	$951	$786	$916
Interest expense	(800)	(968)	(712)
Foreign currency gain (loss), net	(840)	1,086	1,442
Gain from private software development company	257	470	237
Dominican Republic reorganization costs	-	-	(128)
Sale of scrap material	126	167	191
Gain on resolution of contingency	89	501	-
Other income (expense), net	359	32	15
	$142	$2,074	$1,961

The gain on resolution of contingency represents damages awarded in a Brazilian lawsuit which the Company had filed as plaintiff in 2003.

11. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2014	2013	2012
Domestic operations	$5,793	$(2,633)	$(14,614)
Foreign operations	6,264	3,429	14,725
	$12,057	$796	$111

The provision (benefit) for income taxes consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$155	$124	$(392)
Foreign	3,284	1,243	4,239
State	86	(48)	455
Deferred:
Federal	2,175	(1,472)	(5,195)
Foreign	(426)	503	656
State	71	608	(540)
	$5,345	$958	$(777)

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2014	2013	2012
Expected tax expense	$4,099	$271	$38
State taxes, net of federal effect	269	26	(170)
Foreign taxes, net of federal credits	123	353	(751)
Change in valuation allowance	(428)	(127)	(201)
Tax reserve adjustments	465	141	(286)
Return to provision adjustments	(265)	(764)	-
Losses not benefited	350	370	206
Dividend from subsidiary (net of foreign tax credit)	-	201	-
Tax rate change applied to deferred tax balances	278	880	-
Other permanent items	454	(393)	387
Actual tax expense (benefit)	$5,345	$958	$(777)

Significant changes in tax expense reconciliation in the year ended June 30, 2014 relate to the following items which are described more fully below: Additional reserves related to the settlement of an audit in China; change in the valuation allowance related to operations in China; an additional tax rate change enacted in the U.K. and return to provision adjustments. Information related to similar items in fiscal 2013 is reflected below. Similar items for the year ended June 30, 2012 were not significant and continue to be classified in the preceding table as components of other permanent items.

In fiscal 2014, the tax authorities in China reviewed the intercompany transfer pricing of Chinese subsidiary and made adjustments to the prices for tax purposes to the calendar years 2010 through 2012. The net result was a substantial reduction in the Company’s carryforward tax losses and a small payment of tax and penalties; the net effect is to increase tax expense by $204,000 which is included in the tax reserve adjustments. Since the Company had a history of tax losses, there was a full valuation allowance reflected against the tax impact of the loss carryforward at June 30, 2013. The entity also had substantial profits in fiscal 2014. As a result, the full amount of its carryforward tax losses, after audit adjustments, were utilized and the valuation allowance reducing the deferred tax assets for those losses and other temporary differences was released. The effect was a reduction in the valuation allowance of $428,000.

The Company recorded a $278,000 deferred income tax expense in the year ended June 30, 2014 to reflect the impact of a corporate tax rate reduction in the United Kingdom. The tax rate reduction from 23 percent to 20 percent received royal assent during fiscal 2014 and the impact of that reduction on our deferred tax assets was recorded in the first quarter of the year.

A return to provision adjustment reducing tax expense by $265,000 was booked in fiscal 2014. The amount relates primarily to a revision of the estimated deduction on the U.S. tax return filed for fiscal 2013 for losses on the intercompany receivable from and investment in the Dominican Republic subsidiary which has ceased operations.

No benefit is reflected for losses in subsidiaries outside the U.S. which do not have the ability to carry the losses back for a tax refund and which do not have sufficient positive evidence supporting that the losses will be more likely than not to be used to reduce future taxes.

Significant changes in the tax expense reconciliation in the year ended June 30, 2013 relate to the following items which are described more fully below:  Return to provision adjustments primarily in the U.S. for foreign tax credits, research credits and state taxes; the tax impact of a dividend from a foreign subsidiary and a change in the effective state tax rate in the U.S. and a legislated change in the tax rate in the U.K. applied to deferred tax balances.

For the year ended June 30, 2013 the Company reported an income tax benefit of $764,000 related to differences between the Company’s tax returns filed in fiscal 2013 for earlier periods and the corresponding original estimates used for financial statement purposes. This benefit was primarily driven by the following four significant return to provision adjustments:

a.

$350,000 reduction to tax expense related to foreign tax returns primarily related to our estimates of required Brazilian statutory transfer pricing adjustments compared to actual amounts imposed by the Brazilian government.

b.	$162,000 reduction to U.S. tax expense primarily related to changes in U.S. state taxes from the 2012 estimate to the amounts reflected on the actual state tax returns filed.
c.

$160,000 reduction to tax expense related to Company’s decision to claim foreign tax credits for foreign taxes deducted in the fiscal 2012 provision and on selected tax returns for earlier years. The reduction in tax expense is the net benefit after considering the Company’s corresponding valuation allowance on portions of its foreign tax credit carryforward.

d.	$92,000 reduction to tax expense related to the Company’s decision to elect to use the Simplified Alternative Method of calculating the federal tax credit for research expenses on its 2012 tax return.

The Company also recorded $880,000 of deferred income tax expense in the year ended June 30, 2013 to reflect the year over year change in the tax rates the Company applies to our deferred tax balances. Of this amount, $782,000 is attributable to a decrease in the Company’s state effective tax rate due to changes in state tax rates and apportionment of profits in the jurisdictions the Company operates in. The remaining $98,000 of deferred tax expense relates to a corporate tax rate reduction in the United Kingdom, which received royal assent during fiscal 2013. An additional $278,000 deferred tax expense in fiscal 2014 relates to the U.K. corporate tax rate reduction from 23 percent to 20 percent which received royal assent in July 2013.

Total deferred tax assets net of deferred tax liabilities at June 30, 2014 are $28,342,000. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to operations in the U.S. where the Company has had book losses in recent years prior to the current year. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that it is more likely than not that the deferred tax assets net of the recorded valuation allowance will be realized.

Key positive evidence considered include: a) Significant domestic book profits in 2014; b) losses in prior recent years are primarily due to the recession and one-time events including a $16 million pension expense in fiscal 2012; c) cost saving plans have been implemented by the Company; d) earnings of a newly acquired company have created additional domestic income; e) the Company has had more domestic taxable income than losses in the last three years; and f) the U.S. federal tax loss carryforward does not start to expire until fiscal year 2029. The negative evidence considered include: a) before the current year, the 5 most recent years have shown domestic book losses; and b) fiscal 2013 reflects both a book loss and a tax loss.

In order to fully utilize the U.S. federal NOL, the Company will need to generate $18 million of U.S. taxable income. While the book losses in prior years are a significant negative factor, the fact that the Company had book and tax profits in 2014, has reduced its federal tax loss carryforward over the last three years and has implemented cost saving measures which will benefit future periods, all of which can be objectively verified, overcome the negative evidence. Thus, the Company believes it is more likely than not that the domestic deferred tax assets will be realized with the exception of certain items described below.

A valuation allowance has been provided on certain state NOLs as a result of their much shorter carryforward periods and the uncertainty of generating adequate taxable income at the entity and state level.   Similarly, a valuation allowance has been provided on certain foreign NOLs due to the uncertainty of generating future taxable income in those jurisdictions. In addition, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. In fiscal 2014, the allowance decreased by $1.2 million primarily related to operations in China where the Company had sufficient profit in fiscal 2014 to fully utilize its tax loss carryforward and to the portion of foreign tax credits which expired in 2014. The need for a valuation allowance is reevaluated as facts and assumptions change over time.

Deferred income taxes at June 30, 2014 and 2013 are attributable to the following (in thousands):

	2014	2013
Deferred tax assets (current):
Inventories	$3,596	$2,954
Employee benefits (other than pension)	1,331	827
Book reserves	1,244	1,435
Other	385	313
Total current deferred tax assets	6,556	5,529
Valuation allowance	(415)	(551)
Current deferred tax asset	$6,141	$4,978

Deferred tax assets (long-term):
Federal NOL, carried forward	$6,150	$6,715
State NOL, various carryforward periods	1,181	1,178
Foreign NOL, various carryforward periods	1,042	1,574
Foreign tax credit carryforward, expiring 2017 – 2023	3,754	4,398
Pension benefits	10,098	10,889
Retiree medical benefits	2,218	4,144
Intangibles	2,178	2,643
Other	506	721
Total long-term deferred tax assets	27,127	32,262
Valuation allowance	(2,889)	(3,988)
Long-term deferred tax asset	$24,238	$28,274

Deferred tax liabilities (long-term):
Depreciation	(2,037)	(2,182)
Long-term deferred tax liabilities	(2,037)	(2,182)
Net deferred tax assets	$28,342	$31,070

As of June 30, 2014 and 2013, the net long-term deferred tax asset and deferred tax liabilities on the balance sheet are as follows (in thousands):

	2014	2013
Long-term assets	$24,238	$28,274
Long-term liabilities	(2,037)	(2,182)
	$22,201	$26,092

Foreign operations deferred assets relate primarily to inventory and book reserves (current) and pension benefits (long term).  Amounts related to foreign operations included in the long-term portion of deferred liabilities relate to depreciation.

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 30, 2011	$(11,127)
Increases for tax positions taken during a prior period	(32)
Increases for tax positions taken during the current period	(955)
Effect of exchange rate changes	473
Decrease relating to settlement	137
Decreases resulting from the expiration of the statute of limitations	914
Balance at June 30, 2012	(10,590)
Increases for tax positions taken during a prior period	(212)
Increases for tax positions taken during the current period	(381)
Effect of exchange rate changes	140
Decrease relating to settlement	32
Balance at June 30, 2013	(11,011)
Increases for tax positions taken in prior years	(204)
Increases for tax positions taken during the current period	(268)
Effect of exchange rate changes	(9)
Decrease relating to settlement	241
Balance at June 30, 2014	$(11,251)

The long-term tax obligations on the balance sheet as of June 30, 2014 and 2013 relate primarily to transfer pricing adjustments.  The Company has also recorded a non-current tax receivable for $3.8 million at June 30, 2014 and 2013, representing the corollary effect of transfer pricing competent authority adjustments.

During the next 12 months, the Company does not expect there will be a significant change in the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2011 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses carried forward from earlier years are still subject to review and adjustment. In fiscal 2014, the tax authorities in China audited the transfer pricing of Starrett’s subsidiary in that country for calendar years 2010 through 2012. Adjustments reduced the tax loss carryforward and required a tax and penalty payment for calendar 2011. As of June 30, 2014, the Company has resolved all open income tax audits. In international jurisdictions: Argentina, Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the United Kingdom, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2009 through 2013.

The federal NOL carryforward of $18 million expires beginning in 2029. The state tax loss carryforwards tax effected benefit of $1.2 million expires at various times over the next 1 to 20 years. The foreign tax credit carryforward of $3.8 million expires in the years 2017 through 2024.

At June 30, 2014, the estimated amount of total unremitted earnings of foreign subsidiaries is $71 million. The Company received a cash dividend from a foreign subsidiary for $2.4 million in fiscal 2013. The Company has no plans to repatriate additional prior year earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made. Cash held in foreign subsidiaries is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

12. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The UK plan was closed to new entrants in fiscal 2009.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees. The Company also has defined contribution plans.  In addition, certain U.S. employees, as part of their pension plan benefits, participate in an Employee Stock Ownership Plan (1984 ESOP).

The Company amended its Postretirement Medical Plan effective December 31, 2013 whereby the Company terminated eligibility for employees ages 55-64.  For retirees 65 and older, the Company’s contribution is fixed at $28.50 or $23.00 per month depending upon the plan the retiree has chosen.

In previous years the Company made contributions to the 1984 ESOP in the form of Company stock or in cash to be invested in Company stock. Employees are not required or permitted to make contributions to the 1984 ESOP. Ninety percent of the actuarially determined annuity value of their 1984 ESOP shares is used to offset benefits otherwise due under the domestic defined benefit pension plan.

The total cost of all such plans for fiscal 2014, 2013 and 2012, considering the combined projected benefits and funds of the 1984 ESOP as well as the other plans, was $5.0 million, $4.4 million and $18.0 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $1.2 million, $1.0 million and $0.2 million in fiscal 2014, 2013 and 2012, respectively.

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

The Company currently uses an expected long-term rate of return assumption of 6.0% for the U.S. domestic pension plan, and 6.4% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2014 and 2013, the Company used a discount rate assumption of 4.29% and 4.96% for the U.S. plan and 4.30% and 4.70% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2014, the U.S. plan will require a $6.4 million contribution in fiscal 2015 and the U.K. plan will require a $0.8 million contribution in fiscal 2015.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2014	2013
Asset category:
Cash equivalents	1%	1%
Fixed income	14%	14%
Equities	24%	24%
Mutual and pooled funds	61%	61%
	100%	100%

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

The tables below show the portfolio by valuation category as of June 30, 2014 and June 30, 2013 (in thousands).

June 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$1,105			$1,105	1%
Fixed Income		16,791		16,791	14%
Equities	26,210	3,428		29,638	24%
Mutual & Pooled Funds	37,563	33,932	3,895	75,390	61%
Total	$64,878	$54,151	$3,895	$122,924	100%

June 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$1,416	$—	$—	$1,416	1%
Fixed Income	—	15,307	—	15,307	14%
Equities	23,210	2,475	—	25,685	24%
Mutual & Pooled Funds	28,357	35,553	3,008	66,918	61%
Total	$52,983	$53,335	$3,008	$109,326	100%

Included in equity securities at June 30, 2014 and 2013 are shares of the Company’s common stock having a fair value of $13.2 million and $9.2 million, respectively.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	2014	2013

Beginning balance	$3,008	$3,034
Actual returns on assets	887	(26)

Ending balance	$3,895	$3,008

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

U.S. and U.K. Plans Combined:

The status of these defined benefit plans, including the 1984 ESOP, is as follows (in thousands):

	2014	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$141,316	$145,595	$119,892
Service cost	2,709	3,017	2,168
Interest cost	6,922	6,057	6,538
Participant contributions	183	242	249
Exchange rate changes	5,359	(1,344)	(852)
Benefits paid	(5,956)	(5,918)	(5,803)
Actuarial (gain) loss	10,529	(6,333)	23,403
Benefit obligation at end of year	$161,062	$141,316	$145,595

Change in plan assets
Fair value of plan assets at beginning of year	$109,326	$107,368	$108,547
Actual return on plan assets	14,105	6,878	3,770
Employer contributions	1,171	1,795	1,268
Participant contributions	183	242	249
Benefits paid	(5,956)	(5,918)	(5,803)
Exchange rate changes	4,095	(1,039)	(663)
Fair value of plan assets at end of year	122,924	109,326	107,368
Funded status at end of year	$(38,138)	$(31,990)	$(38,227)
Amounts recognized in balance sheet
Current liability	$(37)	$(33)	$(23)
Noncurrent liability	(38,101)	(31,957)	(38,204)
Net amount recognized in balance sheet	$(38,138)	$(31,990)	$(38,227)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$0	$(116)	$(349)
Accumulated loss	(8,686)	(5,919)	(13,248)
Amounts not yet recognized as a component of net periodic benefit cost	(8,686)	(6,035)	(13,597)
Accumulated net periodic benefit cost in excess of contributions	(29,452)	(25,955)	(24,630)
Net amount recognized	$(38,138)	$(31,990)	$(38,227)

Components of net periodic benefit cost
Service cost	$2,709	$3,017	$2,168
Interest cost	6,922	6,057	6,538
Expected return on plan assets	(6,332)	(5,961)	(6,473)
Amortization of prior service cost	116	234	234
Recognized actuarial loss	398	0	15,298
Net periodic benefit cost	$3,813	$3,347	$17,765

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$(30)	$(127)	$(234)

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$161,062	141,316	145,595
Accumulated benefit obligation	154,163	134,594	138,587
Fair value of assets	122,924	109,326	107,368

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2014	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$99,788	$104,537	$83,491
Service cost	2,326	2,562	1,763
Interest cost	4,868	4,289	4,530
Benefits paid	(4,263)	(4,101)	(4,170)
Actuarial (gain) loss	7,335	(7,499)	18,923
Benefit obligation at end of year	$110,054	$99,788	$104,537

Weighted average assumptions - benefit obligation
Discount rate	4.29%	4.96%	3.92%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$77,208	$76,778	$78,577
Actual return on plan assets	11,661	3,958	2,348
Employer contributions	23	573	23
Benefits paid	(4,263)	(4,101)	(4,170)
Fair value of plan assets at end of year	84,629	77,208	76,778
Funded status at end of year	$(25,425)	$(22,580)	$(27,759)

Amounts recognized in balance sheet
Current liability	$(37)	$(33)	$(23)
Noncurrent liability	(25,388)	(22,547)	(27,736)
Net amount recognized in balance sheet	$(25,425)	$(22,580)	$(27,759)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.96%	3.92%	5.44%
Rate of compensation increase	2.64%	2.64%	2.64%
Return on plan assets	6.00%	6.00%	6.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$0	$(116)	$(349)
Accumulated loss	(3,585)	(3,438)	(10,420)
Amounts not yet recognized as a component of net periodic benefit cost	(3,585)	(3,554)	(10,769)
Accumulated contributions less than net periodic benefit cost	(21,840)	(19,026)	(16,990)
Net amount recognized	$(25,425)	$(22,580)	$(27,759)

Components of net periodic benefit cost
Service cost	$2,326	$2,562	$1,763
Interest cost	4,868	4,289	4,530
Expected return on plan assets	(4,484)	(4,474)	(4,570)
Amortization of prior service cost	116	234	234
Recognized actuarial loss	12	-	15,298
Net periodic benefit cost	$2,838	$2,611	$17,255

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$(30)	$(127)	$(234)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$110,054	99,788	104,537
Accumulated benefit obligation	103,155	93,066	97,529
Fair value of assets	84,629	77,208	76,778

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2014	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$41,528	$41,058	$36,400
Service cost	383	455	405
Interest cost	2,054	1,768	2,008
Participant contributions	183	242	249
Exchange rate changes	5,359	(1,344)	(851)
Benefits paid	(1,693)	(1,817)	(1,633)
Actuarial (gain) loss	3,194	1,166	4,480
Benefit obligation at end of year	$51,008	$41,528	$41,058

Weighted average assumptions - benefit obligation
Discount rate	4.30%	4.70%	4.40%
Rate of compensation increase	3.20%	3.10%	2.60%

Change in plan assets
Fair value of plan assets at beginning of year	$32,118	$30,590	$29,971
Actual return on plan assets	2,444	2,920	1,422
Employer contributions	1,148	1,222	1,245
Participant contributions	183	242	249
Benefits paid	(1,693)	(1,817)	(1,633)
Exchange rate changes	4,095	(1,039)	(664)
Fair value of plan assets at end of year	38,295	32,118	30,590
Funded status at end of year	$(12,713)	$(9,410)	$(10,468)
Amounts recognized in balance sheet
Current liability		$—	$—
Noncurrent liability	(12,713)	(9,410)	(10,468)
Net amount recognized in balance sheet	$(12,713)	$(9,410)	$(10,468)

Weighted average assumptions – net periodic benefit cost

Discount rate	4.70%	4.40%	5.70%
Rate of compensation increase	3.10%	2.60%	3.30%
Return on plan assets	5.40%	4.90%	6.40%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$0	$—	$—
Accumulated loss	(5,101)	(2,481)	(2,828)
Amounts not yet recognized as a component of net periodic benefit cost	(5,101)	(2,481)	(2,828)
Accumulated net periodic benefit cost in excess of contributions	(7,612)	(6,929)	(7,639)
Net amount recognized	$(12,713)	$(9,410)	$(10,467)

Components of net periodic benefit cost
Service cost	$383	$455	$405
Interest cost	2,054	1,768	2,008
Expected return on plan assets	(1,848)	(1,487)	(1,903)
Amortization of prior service cost	-	-	-
Amortization of net loss	386
Recognized actuarial loss	-	-	-
Net periodic benefit cost	$975	$736	$510

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$51,008	$41,528	$41,058
Accumulated benefit obligation	51,008	41,528	41,058
Fair value of assets	38,295	32,118	30,590

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$10,964	$14,230	$11,804
Service cost	225	484	386
Interest cost	396	518	611
Plan amendments	(5,730)
Benefits paid	(429)	(351)	(552)
Actuarial (gain) loss	441	(3,917)	1,981
Benefit obligation at end of year	$5,867	$10,964	$14,230

Weighted average assumptions: benefit obligations
Discount rate	4.29%	4.96%	3.92%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year		$—	$—
Employer contributions	429	351	552
Benefits paid, net of employee contributions	(429)	(351)	(552)
Fair value of plan assets at end of year		—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(379)	$(536)	$(624)
Non-current postretirement benefit obligation	(5,488)	(10,428)	(13,606)
Net amount recognized in balance sheet	$(5,867)	$(10,964)	$(14,230)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.96%	3.92%	5.44%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$6,104	$1,145	$1,888
Accumulated gain (loss)	185	627	(3,400)
Amounts not yet recognized as a component of net periodic benefit cost	6,289	1,772	(1,512)
Net periodic benefit cost in excess of accumulated contributions	(12,156)	(12,736)	(12,718)
Net amount recognized	$(5,867)	$(10,964)	$(14,230)

Components of net periodic benefit cost
Service cost	$225	$484	$386
Interest cost	396	518	611
Amortization of prior service credit	(771)	(743)	(905)
Amortization of accumulated loss	(1)	111	2
Net periodic benefit cost	$(151)	$370	$94

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$799	$502	$905
Net gain (loss)	0	—	(158)
	$799	$502	$747

Healthcare cost trend rate assumed for next year	8.30%	7.80%	8.80%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2026	2026	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2014	2013	2012
Effect on total of service and interest cost	$35	$91	$111
Effect on postretirement benefit obligation	7	1,041	1,430

	1% Decrease
	2014	2013	2012
Effect on total of service and interest cost	$(30)	$(77)	$(93)
Effect on postretirement benefit obligation	(7)	(881)	(1,208)

For fiscal 2015, the Company expects to make a $6.4 million contribution to the qualified domestic pension plan, $33,000 to the nonqualified domestic pension plan, $0.8 million to the U.K. pension plan, and $536,000 to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2015	$6,423	$379
2016	6,719	345
2017	7,083	315
2018	7,424	292
2019	7,725	286
2020-2024	43,925	1484

13. DEBT

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	June 30, 2014	June 30, 2013
Short-term and current maturities
Loan and Security Agreement	$10,410	$1,348
Short-term foreign credit facility	-	27
Capitalized leases	138	182
	$10,548	$1,557
Long-term debt
Loan and Security Agreement, net of current portion	$10,726	$24,037
Capitalized leases	78	215
	10,804	24,252
Total debt	$21,352	$25,809

Future maturities of debt are as follows (in thousands):

Fiscal Year
2015	$10,548
2016	1,552
2017	1,543
2018	1,614
2019	1,688
Thereafter	4,407
Total	$21,352

The Company completed the negotiations for an amended Loan and Security Agreement (“Line of Credit”) and executed the new agreement as of April 25, 2012.  Borrowings under this agreement may not exceed $23.0 million.  The Line of Credit expires on April 30, 2015 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit for fiscal 2014 was 2.01%. The Company intends to negotiate an extension of the Line of Credit.

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

On December 23, 2013, the Company amended the loan agreement to reverse the portion of the May 9, 2013 agreement that called for the funded debt to EBITDA ratio to revert back to 1.45 to 1 from 2.25 to 1, beginning with the second quarter of fiscal 2014. Under this new agreement the maximum ratio of funded debt to EBITDA will remain 2.25 to 1 for the remaining term of the loan. The Company expects to be able to meet the covenant in future periods.

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

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2014, the Company had borrowings of $9.0 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has three standby letters of credit totaling $0.5 million which reduce the $23.0 million available Line of Credit to $22.5 million.  As of June 30, 2014, the Company has approximately $13.5 million available in the Line of Credit.

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

16. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 30, 2014. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

The Company is engaged in the single business segment of producing and marketing industrial, professional and consumer products. It manufactures over 5,000 tools, including precision measuring tools, tape measures, gages and saw blades. Operating segments are identified as components of an enterprise about which separate discrete financial information is used by the chief operating decision maker in determining how to allocate assets and assess performance of the Company.

The Company has (and is managed through) nine manufacturing plants, which are in Jedburgh, Scotland, Itu, Brazil, Athol, MA, Cleveland, OH, Mt. Airy, NC, Suzhou, China, Waite Park, MN, Laguna Hills, CA, and Columbus, GA. Internal operating statements used by the chief operating decision maker (the CEO) are prepared on the basis of the operating results of each of these units, and the Company believes these reporting units meet the aggregation criteria as stated in ASC 280 Segment Reporting.

The Company has concluded that its principal operations in North America, Scotland and Brazil have similar economic characteristics and therefore similar long-term financial prospects because they operate in worldwide markets, produce and market the same or similar finished products in the same way, generate comparable gross margins, have comparable return on equity, and sell primarily through distribution as opposed to directly to the end user of the product.  Because the units operate in different countries, the economic climate in each country may affect the short-term results of each unit differently; however, over the long run, the units in general are expected to operate similarly and generate similar returns.

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

The Company’s operations are primarily in North America, Brazil the United Kingdom and China. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2014	2013	2012
Net Sales
United States	$143,803	$133,129	$142,417
Brazil	80,794	86,122	96,404
United Kingdom	31,717	29,260	31,527
China	22,663	17,882	19,062
North America (other than U.S.)	12,062	12,344	13,144
Eliminations and other	(43,905)	(34,940)	(42,406)
Total	$247,134	$243,797	$260,148

Long-lived Assets
United States	$69,631	$77,198	$80,818
Brazil	12,699	11,044	11,981
United Kingdom	5,779	4,527	4,349
China	3,558	3,460	3,210
North America (other than U.S.)	387	449	464
Eliminations and other	188	168	114
Total	$92,242	$96,846	$100,936

17. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings (Loss) Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2012	$56,937	$17,689	$(738)	$(351)	$(0.05)
December 2012	59,829	18,753	1,121	476	0.07
March 2013	59,864	15,939	(1,236)	(1,485)	(0.22)
June 2013	67,167	19,431	1,649	1,198	0.18
	$243,797	$71,812	$796	$(162)	$(0.02)
September 2013	$57,487	17,809	845	216	0.03
December 2013	61,841	20,345	2,941	1,782	0.26
March 2014	58,281	19,259	2,667	1,682	0.24
June 2014	69,525	23,683	5,604	3,032	0.44
	$247,134	81,096	12,057	6,712	0.97

In the fourth quarter of fiscal 2013 the Company was awarded damages in a Brazilian lawsuit which it had filed as plaintiff in 2003, recognizing other income of $0.5 million. In addition, the Company recognized $0.8 million of additional compensation related to the Board of Directors approval of a contribution to the 2013 ESOP.

18. SUBSEQUENT EVENTS

The Company evaluated the June 30, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of June 30, 2014 or disclosure herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on management’s evaluation of controls at our Bytewise subsidiary, management concluded that the Company did not design and maintain effective controls over revenue transactions and information technology system at that subsidiary. Therefore, material weaknesses in the design and operating effectiveness of the internal control over revenue transactions and information technology system at Bytewise exist. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014.

A Global Corporate Finance Policy (“Policy”) was issued to Bytewise and other domestic and foreign subsidiaries in the fourth quarter of fiscal 2014. Once fully implemented, the Policy’s requirements for activity level and information technology controls will address the material weaknesses identified at Bytewise. Corporate management plans to assist Bytewise staff with implementation of these and any other procedures necessary to completely remediate deficiencies in internal controls in fiscal 2015.

The Company’s internal control over financial reporting as of June 30, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

As of June 30, 2014, management disclosed material weaknesses related to insufficient controls and documentation for revenue transactions and access to its information technology system at the Company’s Bytewise subsidiary.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2014 consolidated financial statements, and this report does not affect our report dated September 8, 2014, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

September 10, 2014

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 2014 (the “2014 Proxy Statement”), which will be mailed to stockholders on or about September 12, 2014. The information in that portion of the 2014 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	62	2001	President and CEO and Director
Francis J. O’Brien	67	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	61	2000	Vice President Sales
Stephen F. Walsh	68	2001	Senior Vice President Operations and Director

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

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past ten years.

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

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2014 Proxy Statement, and is hereby incorporated by reference.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2012 Employees’ Stock Purchase Plan (“2012 Plan”) as of June 30, 2014. The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting and shares of Class A or Class B common stock may be issued under the 2012 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	75,388	$9.95	424,612
Equity compensation plans not approved by security holders	—	—	—
Total	75,388	$9.95	424,612

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2014 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2014 Proxy Statement. These portions of the 2014 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2014 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2014 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2014 and June 30, 2013.

Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2014.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended June 30, 2014.

Consolidated Statements of Stockholders’ Equity for each of the years in the three year period ended June 30, 2014.

Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 2014.

Notes to Consolidated Financial Statements

       2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2014	$697	$27	$27	$(47)	$704
Year Ended June 30, 2013	965	7	(42)	(233)	697
Year Ended June 30, 2012	416	660	(17)	(94)	965

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2014	$4,539	$302	$(385)	$(1,152)	$3,304
Year Ended June 30, 2013	2,560	685	1,595	(301)	4,539
Year Ended June 30, 2012	2,829	13	(282)	-	2,560

All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

       3.     See Exhibit Index below. Compensatory plans or arrangements are identified by an “*.”

(b)      See Exhibit Index below.

(c)      Not applicable.

THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

Exhibit

3a	Restated Articles of Organization as amended, filed with Form 10-K for the year ended June 30, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

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

10h

Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender as amended through April 25, 2012, filed with Form 10-k for the year ended June 30, 2012, is hereby incorporated by reference..

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

10m*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10n*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement as, dated December 31, 2013.

10o*

The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10p*

The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10q

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

10t

Form of Director Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10u*	Cash Bonus Plan for executives officers of the Company, filed with Form 10-K for the year ended June 30, 2013, is hereby incorporated by reference.

10v	Amendment dated December 23, 2013 to the Company’s amended Loan and Security Agreement, filed herewith.

21	Subsidiaries of the L.S. Starrett Company

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Sept. 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 10, 2014 President and CEO and Director (Principal Executive Officer)	Salvador de Camargo, Jr., Sept. 10, 2014 President and Director Starrett Industria e Comercio Ltda, Brazil

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien, Sept. 10, 2014 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Sept. 10, 2014 Director

/S/RICHARD B. KENNEDY	/S/STEPHEN F. WALSH
Richard B. Kennedy, Sept. 10, 2014	Stephen F Walsh, Sept. 10, 2014
Director	Senior Vice President Operations and Director

/S/DAVID A. LEMOINE	/S/RALPH G. LAWRENCE
David A. Lemoine, Sept. 10, 2014	Ralph G. Lawrence, Sept. 10, 2014
Director	Director