Form 10-K/A
period 2014-06-30
STARRETT L S CO
filed 2014-09-11
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

Rider A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission on September 10, 2014 (the “Original Report”) and is being filed for the purpose of correcting a date in the report of our independent registered public accounting firm. The correction had no impact on the financial statements or other disclosures included in the Original Report and, accordingly, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2014 expressed an adverse opinion.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2014 consolidated financial statements, and this report does not affect our report dated September 10, 2014, which expressed an unqualified opinion on those financial statements.

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

10m*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10n*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement as, dated December 31, 2013 is hereby incorporated by reference.

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

10u*	Cash Bonus Plan for executives officers of the Company, filed with Form 10-K for the year ended June 30, 2013, is hereby incorporated by reference.

10v	Amendment dated December 23, 2013 to the Company’s amended Loan and Security Agreement is hereby incorporated by reference.

21	Subsidiaries of the L.S. Starrett Company is hereby incorporated by reference.

23	Consent of Independent Registered Public Accounting Firm, is hereby incorporated by reference.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) is hereby incorporated by reference.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) is hereby incorporated by reference.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), is hereby incorporated by reference.

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2014 are hereby incorporated by reference, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Sept. 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Sept. 11, 2014 President and CEO and Director (Principal Executive Officer)	Salvador de Camargo, Jr., Sept. 11, 2014 President and Director Starrett Industria e Comercio Ltda, Brazil

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien, Sept. 11, 2014 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Sept. 11, 2014 Director

/S/RICHARD B. KENNEDY	/S/STEPHEN F. WALSH
Richard B. Kennedy, Sept. 11, 2014	Stephen F Walsh, Sept. 11, 2014
Director	Senior Vice President Operations and Director

/S/DAVID A. LEMOINE	/S/RALPH G. LAWRENCE
David A. Lemoine, Sept. 11, 2014	Ralph G. Lawrence, Sept. 11, 2014
Director	Director