Form 10-Q
period 2014-09-30
STARRETT L S CO
filed 2014-11-05
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 31, 2014

Class A Common Shares	6,188,480

Class B Common Shares	784,058

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2014 (unaudited) and June 30, 2014	3

		Consolidated Statements of Operations – three months ended September 30, 2014 and September 30, 2013 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three months ended September 30, 2014 and September 30, 2013 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three months ended September 30, 2014 and September 30, 2013 (unaudited)	6

		Consolidated Statements of Cash Flows - three months ended September 30, 2014 and September 30, 2013 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information:

	Item 1A.	Risk Factors	15

	Item 6.	Exhibits	15

SIGNATURES			16

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	September 30, 2014 (unaudited)	June 30, 2014

ASSETS
Current assets:
Cash	$18,323	$16,233
Short-term investments	8,295	8,723
Accounts receivable (less allowance for doubtful accounts of $700 and $704, respectively)	35,298	43,712
Inventories	65,968	65,582
Current deferred income tax assets	4,671	6,037
Prepaid expenses and other current assets	8,236	6,615
Total current assets	140,791	146,902

Property, plant and equipment, net	48,876	51,537
Long-term taxes receivable	3,776	3,775
Long-term deferred income tax assets, net of current portion	16,322	16,537
Intangible assets, net	7,565	7,760
Goodwill	3,034	3,034
Other assets	1,945	1,898
Total assets	$222,309	$231,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,485	$10,548
Accounts payable	11,298	9,980
Accrued expenses	6,384	8,516
Accrued compensation	5,160	6,642
Total current liabilities	34,327	35,686

Long-term debt, net of current portion	10,408	10,804
Other tax obligations	2,863	3,013
Deferred tax liabilities	2,027	2,037
Postretirement benefit and pension obligations	42,934	43,589
Total liabilities	92,559	95,129

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,182,016 outstanding at September 30, 2014 and 6,165,838 outstanding at June 30, 2014)	6,182	6,166
Class B Common stock $1 par (10,000,000 shares authorized; 787,109 outstanding at September 30, 2014 and 794,990 outstanding at June 30, 2014)	787	795
Additional paid-in capital	54,235	54,063
Retained earnings	95,941	95,715
Accumulated other comprehensive loss	(27,395)	(20,425)
Total stockholders' equity	129,750	136,314
Total liabilities and stockholders’ equity	$222,309	$231,443

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2014	9/30/2013

Net sales	$60,172	$57,487
Cost of goods sold	41,029	39,678
Gross margin	19,143	17,809
% of Net sales	31.8%	31.0%

Selling, general and administrative expenses	18,077	17,073

Operating income	1,066	736

Other income	675	109

Income before income taxes	1,741	845

Income tax expense	818	629

Net income	$923	$216

Basic and diluted income per share	$0.13	$0.03

Weighted average outstanding shares used in per share calculations:
Basic	6,965	6,895
Diluted	6,999	6,931

Dividends per share	$.10	$.10

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended
	9/30/2014	9/30/2013

Net income	$923	$216
Other comprehensive income (loss), net of tax:
Translation (loss) gain	(6,948)	1,175
Pension and postretirement plans	(22)	(15)
Other comprehensive (loss) income	(6,970)	1,160

Total comprehensive (loss) income	$(6,047)	$1,376

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2014 and September 30, 2013

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2013	$6,077	$750	$52,613	$91,778	$(24,476)	$126,742
Total comprehensive income				216	1,160	1,376
Dividends ($0.10 per share)				(691)		(691)
Issuance of stock under 1984 ESOP	7		62			69
Issuance of stock under 2013 ESOP		76	697			773
Issuance of stock for length of service awards	5		54			59
Stock-based compensation			55			55
Conversion of class B to class A	10	(10)
Balance September 30, 2013	$6,099	$816	$53,481	$91,303	$(23,316)	$128,383

Balance June 30, 2014	$6,166	$795	$54,063	$95,715	$(20,425)	$136,314
Total comprehensive income (loss)				923	(6,970)	(6,047)
Dividends ($0.10 per share)				(697)		(697)
Repurchase of shares		(1)	(10)			(11)
Issuance of stock under 1984 ESOP	4		62			66
Issuance of stock for length of service awards	5		71			76
Stock-based compensation			49			49
Conversion of class B to class A	7	(7)				-
Balance September 30, 2014	$6,182	$787	$54,235	$95,941	$(27,395)	$129,750

Accumulated balance consists of:
Translation loss					$(25,259)
Pension and postretirement plans, net of taxes					(2,136)
					$(27,395)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	3 Months Ended
	9/30/2014	9/30/2013

Cash flows from operating activities:
Net income	$923	$216
Non-cash operating activities:
Depreciation	1,996	2,023
Amortization	317	289
Stock-based compensation	49	55
Issuance of stock for length of service awards	76	59
Deferred taxes	1,343	480
Unrealized transaction gain	(1)	(5)
Income on equity method investment	(47)	(94)
Working capital changes:
Accounts receivable	5,825	4,481
Inventories	(3,457)	(1,133)
Other current assets	(1,970)	(1,074)
Other current liabilities	(1,012)	(733)
Postretirement benefit and pension obligations	(6)	443
Other	799	230
Net cash provided by operating activities	4,835	5,237

Cash flows from investing activities:
Additions to property, plant and equipment	(1,584)	(1,451)
Purchase of investments	(28)	(26)
Net cash used in investing activities	(1,612)	(1,477)

Cash flows from financing activities:
Proceeds from short-term borrowings	921	-
Short-term debt repayments	-	(15)
Long-term debt repayments	(379)	(1,887)
Proceeds from common stock issued	66	69
Shares purchased	(11)	-
Dividends paid	(697)	(691)
Net cash used in financing activities	(100)	(2,524)

Effect of exchange rate changes on cash	(1,033)	157

Net increase in cash	2,090	1,393
Cash, beginning of period	16,233	19,755
Cash, end of period	$18,323	$21,148

Supplemental cash flow information:
Interest paid	$187	$239
Income taxes paid, net	897	1,840

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$-	$773

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The balance sheet as of June 30, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2014 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Note 2: Recent Accounting Pronouncements

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

Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was approved by the FASB in July 2013 and requires that companies report their tax reserves net of the impact of tax loss and credit carryforwards by its year beginning after December 15, 2013. The Company has implemented this pronouncement in the first quarter of fiscal 2015 with retrospective application as permitted by the standard. Amounts presented for prior periods have been reclassified to conform. There is no effect on tax expense and net income. On the balance sheet, there is a reduction in deferred tax assets of $7.8 million and a reduction in Other Tax Obligations of $7.8M for all periods presented.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2014, there were 20,500 stock options and 44,967 restricted stock units outstanding. In addition, there were 431,800 shares available for grant under the 2012 Stock Plan as of September 30, 2014.

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

The fair value of stock options issued during the 3 months ended September 30, 2014 of $3.82 was estimated using the following assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of September 30, 2014 was 8.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2014 was $0.1 million. Stock options exercisable as of September 30, 2014 were 6,833.

The Company accounts for RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 39,500 RSU awards issued during the three months ended September 30, 2014. No RSUs vested during the three months ended September 30, 2014. The aggregate intrinsic value of RSU awards outstanding as of September 30, 2014 was $0.8 million. RSU awards granted and vested as of September 30, 2014 were 2,733.

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

Compensation expense related to all stock based plans for the three month period ended September 30, 2014 and September 30, 2013 was $0.1 million and $0.1 million respectively.  As of September 30, 2014, there was $0.7 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.34 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	9/30/2014	6/30/2014
Raw material and supplies	$31,960	$31,303
Goods in process and finished parts	19,400	19,148
Finished goods	42,075	42,459
	93,435	92,910
LIFO Reserve	(27,467)	(27,328)
Inventories	$65,968	$65,582

LIFO inventories were $14.9 million and $14.1 million at September 30, 2014 and June 30, 2014, respectively, or approximately $ 27.5 million and $ 27.3 million, respectively, less than their balances accounted for on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.1 million increase in cost of sales for the three months ended September 30, 2014 compared to a $0.2 million decrease in the three months ended September 30, 2013.

Note 5:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 gave rise to a goodwill asset balance. The Company performed a qualitative analysis in accordance with ASU 2011-08 for its October 1, 2013 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit exceeds its respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of October 1, 2013.

Amortizable intangible assets consist of the following (in thousands):

	9/30/2014	6/30/2014
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	1,129	1,007
Other intangible assets	325	325
Total	10,842	10,720
Accumulated amortization	(3,277)	(2,960)
Total net balance	$7,565	$7,760

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and 5 years for software development.

The estimated aggregate amortization expense for the remainder of fiscal 2015 and for each of the next five years and thereafter, is as follows (in thousands):

2015 (Remainder of year)	$996
2016	1,328
2017	1,327
2018	1,258
2019	1,180
2020	626
Thereafter	850

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2014	9/30/2013
Service cost	$694	$709
Interest cost	1,690	1,715
Expected return on plan assets	(1,740)	(1,562)
Amortization of prior service cost	-	29
Amortization of net loss	7	3
	$651	$894

Net periodic benefit costs for the Company's postretirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended
	9/30/2014	9/30/2013
Service cost	$28	$88
Interest cost	61	133
Amortization of prior service credit	(200)	(126)
	$(111)	$95

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

Effective December 31, 2013, the Company terminated the eligibility of employees ages 55 -64 years old to enter into the Postretirement Medical Plan.

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	9/30/2014	6/30/2014
Notes payable and current maturities of long term debt
Loan and Security Agreement	$11,326	$10,410
Capitalized leases	159	138
	11,485	10,548
Long-term debt
Loan and Security Agreement	10,364	10,726
Capitalized leases	44	78
	10,408	10,804
	$21,893	$21,352

The Company executed an amendment to its Loan and Security Agreement (Line of Credit) as of April 25, 2012.  The Line of Credit is effective for three years commencing April 25, 2012 and expires on April 30, 2015 at which time the Company intends to negotiate an extension of the agreement.  The agreement continues the previous line of $23.0 million, of which $12.2 million is available as of September 30, 2014, and interest rate of LIBOR plus 1.5%.

On May 9, 2013, the Company further amended the agreement to adjust the covenant for the current funded debt to EBITDA ratio from 1.45 to 1, to 2.25 to 1 for the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014. Thereafter, and through the end of the agreement on April 30, 2015, the funded debt to EBITDA covenant returned to 1.45 to 1.

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

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2014 and 2013 was 2.0% and 2.0%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $11.8 million at September 30, 2014, is subject to the same financial covenants as the Loan and Security Agreement.

The Company was in compliance with its debt covenants as of September 30, 2014.

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

The tax expense for the first quarter of fiscal 2015 was $818,000 on a profit before tax of $1,741,000 (an effective tax rate of 47.0%). The tax expense for the first quarter of fiscal 2014 was $629,000 on a profit before tax for the quarter of $845,000 (an effective tax rate of 74.4%). The tax rate is higher than the U.S. statutory rate in part due to losses in some foreign jurisdictions for which no tax benefit is recognized. In the first quarter of fiscal 2015, there was a discrete reduction to tax expense of $75,000 related to use of tax loss carryforwards and the reduction of the tax liability for audits related to the expiration of the statute of limitations. In the first quarter of fiscal 2014 there was a discrete tax expense of $278,000 for the effect of a tax rate change in the UK applied to the net deferred tax assets in that jurisdiction.

U.S. Federal tax returns through fiscal 2010 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2011 are still subject to adjustment. As of September 30, 2014, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2009 – 2014. The Company has identified no new uncertain tax positions during the three month period ended September 30, 2014 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to the temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by addressing the positive and negative evidence to determine whether realization is more likely than not to occur. If realization is in doubt because of uncertainty regarding future profitability, the Company provides a valuation allowance related to the asset to the extent that it is more likely than not that the deferred tax asset will not be realized. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position.

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the U.S. federal NOL carryforwards. In certain other countries where company operations are in a loss position, the deferred tax assets for tax loss carryforwards and other temporary differences are fully offset by a valuation allowance.

Note 9:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2014 and September 30, 2013

Overview

The Company experienced strong revenue growth in North America and modest improvement in Europe while economic and political issues resulted in declines in South America. The Company is a multi-national whose financial performance is impacted by the geopolitical and economic issues around the world The Company’s diverse product lines and dispersed geographic locations tend to minimize the financial volatility in any one specific region or market. Net sales increased $2.7 million or 5%. Operating income improved $0.3 million as a $1.3 million gross margin improvement was partially offset by a $1.0 million increase in selling, general and administrative expenses. Net income improved from a $0.2 million or $0.03 per share to income of $0.9 million or $0.13 per share.

Net Sales

North American sales increased $3.4 million or 11% from $30.9 million in fiscal 2014 to $34.3 million in fiscal 2015. A 17% increase in precision measuring tools coupled with continued growth in vision, optical and laser system equipment shipments were the principal drivers for the North American sales performance. International sales declined $0.7 million or 3% from $26.6 million in fiscal 2014 to $25.9 million in fiscal 2015. An economic slowdown in Brazil and a weakening Brazilian Real more than offset gains in Europe and Asia.

Gross Margin

Gross margin improved $1.4 million with higher revenue representing growth of $0.8 million and margin improvement accounting for $0.6 million. North American fiscal 2015 gross margin of $10.5 million was a $1.6 million gain compared with fiscal 2014 principally due to lower costs for precision tools and a favorable product mix related to sales growth in higher margin metrology systems. International gross margins declined $0.2 million to $8.7 million primarily due to a weakening Brazilian Real.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million or 6% as a result of strategic investments in selling and marketing expenses in key growth markets. North American expenses increased $0.3 million due to the addition of sales personnel to support the growth in our laser systems business. International selling expenses increased $0.7 million to support continued growth in our capital equipment and saw product lines in the domestic Chinese market.

Other Income

Other Income improved $0.6 million from $0.1 million in fiscal 2014 to $0.7 million in fiscal 2015 principally due to the stronger U. S. dollar as foreign subsidiaries dollar denominated assets, primarily accounts receivables related to export sales, translated higher balances in local currency.

Net Income (loss)

The Company recorded net income of $0.9 million or $0.13 per share in the first quarter of fiscal 2015 compared to a net income of $0.2 million or $0.03 per share in fiscal 2014 principally due to higher revenue and improved gross margins offsetting increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three months Ended
	9/30/2014	9/30/2013

Cash provided by operating activities	$4,835	$5,237
Cash used in investing activities	(1,612)	(1,477)
Cash used in financing activities	(100)	(2,524)
Effect of exchange rate changes on cash	(1,033)	157

Net increase in cash	$2,090	$1,393

Net cash increased $2.1 million as profits and improved working capital management were sufficient to offset outflows for capital equipment, debt, dividends and unfavorable currency exchanges rates. The $0.7 million improvement in cash flow compared to the same period one year ago was primarily due to improved profitability and reduced debt repayments.

Liquidity and Credit Arrangements

The Company believes it has sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.9 million was outstanding as of September 30, 2014.  Availability under the agreement is further reduced by open letters of credit totaling $0.6 million. The Loan and Security Agreement matures in April of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of September 30, 2014, the Company was in compliance with all debt covenants related to its loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2015 and the Company plans to negotiate an extension to the Agreement.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the three months ended September 30, 2014 was 2.0%.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2014, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of controls at our Bytewise subsidiary at June 30, 2014, management concluded that the Company did not design and maintain effective controls over revenue transactions and information technology system at that subsidiary. Therefore, material weaknesses in the design and operating effectiveness of the internal control over revenue transactions and information technology system at Bytewise exist. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014 and continues to be not effective as of September 30, 2014.

Management’s remediation of the material weakness that existed as of June 30, 2014, and which was noted in Item 9A of the Company’s 2014 Annual Report on Form 10-K filed on September 10, 2014, is not complete as of September 30, 2014.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2014. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2014.

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

10.1

The L.S. Starrett Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to The L.S. Starrett Company’s Registration Statement on Form S-8 (File No. 333-184934) filed November 14, 2012).

10.2	Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v)the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 5, 2014	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	November 5, 2014	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)