Form 10-Q
period 2014-12-31
STARRETT L S CO
filed 2015-02-05
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 31, 2015

Class A Common Shares	6,208,300

Class B Common Shares	783,841

THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2014 (unaudited) and June 30, 2014	3

		Consolidated Statements of Operations – three and six months ended December 31, 2014 and December 31, 2013 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2014 and December 31, 2013 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – six months ended December 31, 2014 and December 31, 2013 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2014 and December 31, 2013 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information:

	Item 1A.	Risk Factors	16

	Item 6.	Exhibits	16

SIGNATURES			17

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2014 (unaudited)	June 30, 2014

ASSETS
Current assets:
Cash	$16,139	$16,233
Short-term investments	7,790	8,723
Accounts receivable (less allowance for doubtful accounts of $766 and $704, respectively)	33,531	43,712
Inventories	66,418	65,582
Current deferred income tax assets	4,651	6,037
Prepaid expenses and other current assets	8,241	6,615
Total current assets	136,770	146,902

Property, plant and equipment, net	47,097	51,537
Long-term income taxes receivable	3,775	3,775
Long-term deferred income tax assets, net of current portion	16,199	16,537
Intangible assets, net	7,426	7,760
Goodwill	3,034	3,034
Other assets	2,015	1,898
Total assets	$216,316	$231,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,501	$10,548
Accounts payable	9,210	9,980
Accrued expenses	6,718	8,516
Accrued compensation	3,824	6,642
Total current liabilities	31,253	35,686

Long-term debt, net of current portion	10,005	10,804
Other income tax obligations	4,485	3,013
Deferred income tax liabilities	2,017	2,037
Postretirement benefit and pension obligations	41,624	43,589
Total liabilities	89,384	95,129

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,198,381 outstanding at December 31, 2014 and 6,165,838 outstanding at June 30, 2014)	6,199	6,166
Class B Common stock $1 par (10,000,000 shares authorized; 790,683 outstanding at December 31, 2014 and 794,990 outstanding at June 30, 2014)	791	795
Additional paid-in capital	54,468	54,063
Retained earnings	97,689	95,715
Accumulated other comprehensive loss	(32,215)	(20,425)
Total stockholders' equity	126,932	136,314
Total liabilities and stockholders’ equity	$216,316	$231,443

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Net sales	$63,821	$61,841	$123,993	$119,328
Cost of goods sold	41,657	41,496	82,686	81,174
Gross margin	22,164	20,345	41,307	38,154
% of Net sales	34.7%	32.9%	33.3%	32.0%

Selling, general and administrative expenses	18,461	17,917	36,538	34,990

Operating income	3,703	2,428	4,769	3,164

Other income	620	513	1,295	622

Income before income taxes	4,323	2,941	6,064	3,786

Income tax expense	1,876	1,159	2,694	1,788

Net income	$2,447	$1,782	$3,370	$1,998

Basic and diluted income per share	$0.35	$0.26	$0.48	$0.29

Weighted average outstanding shares used in per share calculations:
Basic	6,974	6,922	6,970	6,908
Diluted	7,012	6,966	7,010	6,949

Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Net income	$2,447	$1,782	$3,370	$1,998
Other comprehensive loss
Translation loss	(4,820)	(2,120)	(11,768)	(945)
Pension and postretirement plans, net of tax of $0,$0,$22 and $0 respectively	-	(15)	(22)	(30)
Other comprehensive loss	(4,820)	(2,135)	(11,790)	(975)

Total comprehensive income (loss)	$(2,373)	$(353)	$(8,420)	$1,023

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2014

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com- prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2014	$6,166	$795	$54,063	$95,715	$(20,425)	$136,314
Total comprehensive income (loss)				3,370	(11,790)	(8,420)
Dividends ($0.20 per share)				(1,396)		(1,396)

Repurchase of shares		(2)	(31)			(33)
Issuance of stock under 1984 ESOP	9		122			131
Issuance of stock under Long Term Incentive Plan	3		45			48
Issuance of stock under ESPP		14	111			125
Issuance of stock for length of service awards	5		71			76
Stock-based compensation			87			87
Conversion of class B to class A	16	(16)				-
Balance December 31, 2014	$6,199	$791	$54,468	$97,689	$(32,215)	$126,932

Accumulated balance consists of:
Translation loss					$(30,079)
Pension and postretirement plans, net of taxes					(2,136)
					$(32,215)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	6 Months Ended
	12/31/2014	12/31/2013

Cash flows from operating activities:
Net income	$3,370	$1,998
Non-cash operating activities:
Depreciation	3,959	4,070
Amortization	634	578
Stock-based compensation	87	94
Stock based compensation length of service awards	76	59
Stock based compensation Long-Term Incentive Plan	48	-
Net long-term tax obligations	1,723	-
Deferred taxes	1,301	370
Unrealized transaction gain	(6)	(13)
Income on equity method investment	(116)	(152)
Working capital changes:
Accounts receivable	5,928	3,003
Inventories	(6,158)	(4,159)
Other current assets	(2,219)	(313)
Other current liabilities	(2,986)	(1,133)
Postretirement benefit and pension obligations	(866)	925
Other	761	316
Net cash provided by operating activities	5,536	5,643

Cash flows from investing activities:
Additions to property, plant and equipment	(2,768)	(4,277)
Purchase of investments	(45)	(52)
Proceeds from sale of investments	201	-
Net cash used in investing activities	(2,612)	(4,329)

Cash flows from financing activities:
Proceeds from short-term borrowings	921	100
Short-term debt repayments	-	(25)
Long-term debt repayments	(767)	(3,268)
Proceeds from common stock issued	256	270
Shares repurchased	(33)	-
Dividends paid	(1,396)	(1,383)
Net cash used in financing activities	(1,019)	(4,306)

Effect of exchange rate changes on cash	(1,999)	(206)

Net decrease in cash	(94)	(3,198)
Cash, beginning of period	16,233	19,755
Cash, end of period	$16,139	$16,557

Supplemental cash flow information:
Interest paid	$363	$439
Income taxes paid, net	1,183	2,353

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$-	$773

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

December 31, 2014

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

Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was approved by the FASB in July 2013 and requires that companies report their tax reserves net of the impact of tax loss and credit carryforwards for years beginning after December 15, 2013. The Company has implemented this pronouncement in the first quarter of fiscal 2015 with retrospective application as permitted by the standard. Amounts presented for prior periods have been reclassified to conform. There is no effect on tax expense and net income. On the balance sheet, there is a reduction in deferred tax assets of $7.8 million and a reduction in Other Tax Obligations of $7.8M for all periods presented.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2014, there were 20,500 stock options and 42,233 restricted stock units outstanding. In addition, there were 431,800 shares available for grant under the 2012 Stock Plan as of December 31, 2014.

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

The fair value of stock options issued during the 6 months ended December 31, 2014 of $3.82 was estimated using the following assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of December 31, 2014 was 8 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2014 was $0.1 million. Stock options exercisable as of December 31, 2014 were 13,667.

The Company accounts for stock options and RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 39,500 RSU awards issued during the six months ended December 31, 2014. There were 2,733 RSUs vested during the six months ended December 31, 2014.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2014 was $0.8 million.  RSU awards granted and vested as of December 31, 2014 were 5,466.

On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income.  The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service are eligible to participate.

Compensation expense related to all stock based plans for the six month period ended December 31, 2014 and December 31, 2013 was $0.1 million and $0.1 million, respectively.  As of December 31, 2014, there was $0.7 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $0.3 million is expected to be recognized over a weighted average period of 2.5 years and $0.4 million relates to performance based RSU awards that are not expected to vest.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	12/31/2014 (Unaudited)	6/30/2014
Raw material and supplies	$33,405	$31,303
Goods in process and finished parts	19,498	19,148
Finished goods	40,895	42,459
	93,798	92,910
LIFO Reserve	(27,380)	(27,328)
Inventories	$66,418	$65,582

LIFO inventories were $15.6 million and $14.1 million at December 31, 2014 and June 30, 2014, respectively, or approximately $ 27.4 million and $ 27.3 million, respectively, less than their balances accounted for on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.1 million increase in cost of sales for the six months ended December 31, 2014 compared to a $0.4 million decrease for the six months ended December 31, 2013.

Note 5:   Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The Company’s acquisition of Bytewise in 2011 gave rise to goodwill. The Company performs an impairment assessment on an annual basis as of the end of our October month end or more frequently if circumstances warrant. For fiscal year 2015, our impairment assessment was a two-step process. The first step requires a comparison of the implied fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the evaluation must be performed. In the second step, the potential impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, the Company estimates the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The Company also utilizes the comparable company multiples method and market transaction fair value method to validate the fair value amount obtained using the income approach. The key assumptions utilized in the discounted cash flow model includes estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, overall economic conditions, and an assessment of current market capitalization. Any unfavorable material changes to these key assumptions could potentially impact the Company’s fair value determinations.

The fair value of the 2015 goodwill assessment exceeded the carrying amount by approximately 37.4%. Therefore no goodwill impairment was recorded. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2014 (Unaudited)	6/30/2014
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	1,307	1,007
Other intangible assets	325	325
Total	11,020	10,720
Accumulated amortization	(3,594)	(2,960)
Total net balance	$7,426	$7,760

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

The estimated aggregate amortization expense for the remainder of fiscal 2015 and for each of the next five years and thereafter, is as follows (in thousands):

2015 (Remainder of year)	$682
2016	1,364
2017	1,362
2018	1,294
2019	1,215
2020	659
Thereafter	850

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2014 (Unaudited)	12/31/2013	12/31/2014 (Unaudited)	12/31/2013
Service cost	$694	$714	$1,388	$1,423
Interest cost	1,722	1,736	3,412	3,451
Expected return on plan assets	(1,772)	(1,581)	(3,512)	(3,143)
Amortization of prior service cost	-	29	-	58
Amortization of net gain	7	3	14	6
	$651	$901	$1,302	$1,795

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2014 (Unaudited)	12/31/2013	12/31/2014 (Unaudited)	12/31/2013
Service cost	$29	$89	$57	$177
Interest cost	61	132	122	265
Amortization of prior service credit	(200)	(125)	(400)	(251)
	$(110)	$96	$(221)	$191

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

Effective December 31, 2013, the Company terminated the eligibility of employees ages 55 -64 years old to enter into the Postretirement Medical Plan.

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	12/31/2014 (Unaudited)	6/30/2014
Notes payable and current maturities of long term debt
Loan and Security Agreement	$11,342	$10,410
Capitalized leases	159	138
	11,501	10,548
Long-term debt
Loan and Security Agreement	9,997	10,726
Capitalized leases	8	78
	10,005	10,804
	$21,506	$21,352

The Company executed an amendment to its Loan and Security Agreement (Line of Credit) as of April 25, 2012.  The Line of Credit is effective for three years commencing April 25, 2012 and was due to expire on April 30, 2015.  The agreement continued the previous line of $23.0 million, of which $12.2 million is available as of December 31, 2014, with an interest rate of LIBOR plus 1.5%.

As of December 31, 2014 the material financial covenants of the amended Loan and Security Agreement were: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

The Company was in compliance with all debt covenants as of December 31, 2014.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six months ended December 31, 2014 and 2013 was 2.0% and 2.0%, respectively.

On January 26, 2015 the Line of Credit was amended based on the current debt limits and financial covenants and will expire on April 30, 2018.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $11.4 million at December 31, 2014, is subject to the same financial covenants as the Loan and Security Agreement.

Note 8:   Income Taxes

The Company is subject to U.S. federal income taxes and various state, local and foreign income taxes in numerous jurisdictions.  The Company’s domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses.  Additionally, the amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

The Company provides for income taxes on an interim basis based on an estimate of the effective tax rate for the year. This estimate is reassessed on a quarterly basis. Discrete tax items are accounted for in the quarterly period in which they occur.

The effective tax rate for the second quarter of fiscal 2015 was 43.4%. The effective tax rate for the second quarter of fiscal 2014 was 39.4%. For the first half of fiscal 2015, the effective tax rate was 44.4% and for the first half of fiscal 2014, it was 47.2%. The tax rate is higher than the U.S. federal and state statutory rate in part due to losses in some foreign jurisdictions for which no tax benefit is recognized. In the first half of fiscal 2015, there was a discrete reduction to tax expense of $108,000 related to use of tax loss carryforwards and the reduction of the tax liability for audits related to the expiration of the statute of limitations; $33,000 of this was recorded in the second quarter. In the first half of fiscal 2014 there was a discrete tax expense of $278,000 for the effect of a tax rate change in the UK applied to the net deferred tax assets in that jurisdiction.

U.S. Federal tax returns through fiscal 2010 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2011 are still subject to adjustment. As of December 31, 2014, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2009 – 2014. The Company has identified no new uncertain tax positions during the six month period ended December 31, 2014 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to the temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded deferred tax assets, the Company assesses the likelihood that the asset will be realized by addressing the positive and negative evidence to determine whether realization is more likely than not to occur. If realization is in doubt because of uncertainty regarding future profitability, the Company provides a valuation allowance related to the asset to the extent that it is more likely than not that the deferred tax asset will not be realized. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on the Company’s financial position.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 and December 31, 2013

Overview

The Company experienced strong revenue growth in North America and continued gains in China. Both the Brazilian and European markets experienced poor economic conditions and lagged the prior year. The Company’s geographic and product diversity helped to minimize the volatility in selected geographic sectors.

Net sales increased $2.0 million or 3% from $61.8 million in fiscal 2014 to $63.8 million in fiscal 2015 as a result of continued improvement in domestic demand for the Company’s products in the manufacturing sector that more than offset a weakening Brazilian Real. Operating income increased $1.3 million or 54% due to a $1.8 million improvement in gross margin more than offsetting a $0.5 million increase in selling, general and administrative expenses.

Net Sales

North American sales increased $ 3.8 million or 12% from $31.6 million in fiscal 2014 to $35.4 million in fiscal 2015 as a result of increased demand for precision measuring tools and capital equipment metrology products.

International sales declined $1.7 million or 6% from $30.2 million in fiscal 2014 to $28.5 million in fiscal 2015 as growth of $0.8 million or 3% in constant currency exchanges rates was offset by unfavorable exchange rates of $2.5 million related principally due to the decline in the Brazilian Real from 2.27 Reals to the U.S. dollar in fiscal 2014 to 2.55 Reals to the U. S. dollar in fiscal 2015. Despite significant economic headwinds in Brazil, sales in local currency increased by 7.1%.

Gross Margin

Gross margin increased $1.8 million or 9% from 33% of sales in fiscal 2014 to 35% of sales in fiscal 2015 with higher revenues and margin improvement representing $0.7 million and $1.1 million, respectively.

North American gross margins increased $2.8 million from $9.4 million or 29% of sales in fiscal 2014 to $12.2 million or 34% of sales in fiscal 2015. A revenue increase in our high margin capital equipment metrology business coupled with improved efficiencies in manufacturing were the prime factors contributing to the improved gross margin performance.

International gross margins declined $1.1 million from 36% of sales in fiscal 2014 to 35% of sales in fiscal 2015 with an unfavorable exchange rate impact of $0.9 million related principally to the weakening Brazilian Real.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 3% from 17.9 million in fiscal 2014 to $18.4 million in fiscal 2015.

North American expenses increased $0.8 million from $9.2 million in fiscal 2014 to $10.0 million in fiscal 2015 principally due to higher sales commissions, employee benefits and professional fees.

International expenses declined $0.3 million as increased employee benefits, professional fees and marketing expenses were offset by a $0.7 million foreign currency reduction for expenses expressed in U. S. dollars, primarily due to a weakening of the Brazilian Real relative to the U. S. dollar.

Other Income

Other income improved $0.1 million principally related to higher interest income and the stronger U. S. dollar as foreign subsidiaries’ dollar denominated assets, primarily accounts receivable related to export sales, translated into higher balances in local currency.

Income Taxes

The effective tax rate for the second quarter of fiscal 2015 and 2014 was 43.4% and 39.4%, respectively. The higher than federal and state statutory tax rate of 38.0% is due to losses in some foreign subsidiaries for which no tax benefit is recognized in consolidation.

Net Income

The Company recorded net income of $2.4 million or $0.35 per share in the second quarter of fiscal 2015 compared to net income of $1.8 million or $0.26 per share or 36% in fiscal 2014 principally due to increased revenue, improved gross margins offsetting higher selling, general and administrative expenses and a higher effective tax rate.

Six Months Ended December 31, 2014 and December 31, 2013

Overview

Net sales increased $4.7 million or 4% from $119.3 million in fiscal 2014 to $124.0 million in fiscal 2015 despite a $5.8 foreign exchange reduction principally related to the weaker Brazilian Real. Operating income increased $1.6 million in fiscal 2015 from $3.2 million in fiscal 2014 compared to $4.8 million in fiscal 2015 due to increased sales and higher gross margins offsetting increased selling, general and administrative expenses.

Net Sales

North American sales increased $7.0 million or 11% from $62.5 million in fiscal 2014 to $69.5 million in fiscal 2015 as demand for all major product lines grew. The manufacturing sector continues to recover as sales of metrology capital equipment, including optical and vision and laser measurement machines increased 29%.

International sales declined $2.3 million or 4% from $56.8 million in fiscal 2014 to $54.5 million in fiscal 2015 with unfavorable exchange rates totaling $5.8 million. If foreign exchange rates remained level in both fiscal years, sales in local currencies would have grown 7%.

Gross Margin

Gross margin increased $3.2 million or 8% and improved from 32.0% of sales in fiscal 2014 to 33.3% of sales in fiscal 2015 with higher revenues and margin improvement representing $1.5 million and $1.7 million, respectively.

North American gross margins increased $3.9 million or 21% in fiscal 2015 and improved from 30.2% of sales in fiscal 2014 to 32.8% of sales in fiscal 2015 as a result of increased sales of higher margin capital equipment and increased volume of precision measuring tools.

International gross margins declined $0.7 million as a $2.7 million improvement based upon a constant exchange rate was offset by $2.0 million of unfavorable foreign currency losses.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $1.5 million or 4% from $35.0 million in fiscal 2014 to $36.5 million in fiscal 2015.

North American expenses increased $1.0 million or 5% due to higher sales commissions, employee benefits, professional fees and marketing expenses.

International expenses increased $0.5 million or 3% as higher salaries, sales commissions, professional fees and marketing expenses more than offset a $1.7 foreign currency reduction for expenses expressed in U. S. dollars, primarily due to a weakening of the Brazilian Real relative to the U. S. dollar.

Other Income

Other income improved $0.7 million principally due to the stronger U. S. dollar as foreign subsidiaries’ dollar denominated assets, primarily accounts receivable related to export sales, translated into higher balances in local currency.

Income Taxes

The effective tax rate for the first half of fiscal 2015 and 2014 was 44.4% and 47.2%, respectively. The higher than federal and state statutory tax rate of 38.0% is due to losses in some foreign subsidiaries for which no tax benefit is recognized in consolidation as well as discrete income of $0.1 million in fiscal 2015 compared to a discrete expense of $0.3 million in fiscal 2014.

Net Income

The Company recorded net income of $3.4 million or $0.48 per share in the first half of fiscal 2015 compared to net income of $2.0 million or $0.29 per share in fiscal 2014 principally due to the increases in revenue and gross margin and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six months Ended
	12/31/2014	12/31/2013

Cash provided by operating activities	$5,536	$5,643
Cash used in investing activities	(2,612)	(4,329)
Cash used in financing activities	(1,019)	(4,306)
Effect of exchange rate changes on cash	(1,999)	(206)

Net decrease in cash	$(94)	$(3,198)

Fiscal 2015 net cash for the six months ended December 31, 2014 declined $0.1million as a $5.5 million contribution from operations was more than offset by disbursements for capital equipment, debt repayments, dividends and foreign currency translation.

Fiscal 2015 net cash for the six months ended December 31, 2014 improved $3.1 million compared to fiscal 2014 despite level contributions from operations. This was the result of reduced capital expenditures and lower debt payments.

Liquidity and Credit Arrangements

The Company believes it has sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.9 million was outstanding as of December 31, 2014.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was amended on January 26, 2015 and matures in April 30 of 2018.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of December 31, 2014, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the six months ended December 31, 2014 was 2.0%.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2014, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of controls at our Bytewise subsidiary at June 30, 2014, management concluded that the Company did not design and maintain effective controls over revenue transactions and the information technology system at that subsidiary. Therefore, material weaknesses in the design and operating effectiveness of the internal control over revenue transactions and the information technology system at Bytewise exist. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014 and continues to be not effective as of December 31, 2014.

Management’s remediation of the material weaknesses that existed as of June 30, 2014, and which were noted in Item 9A of the Company’s 2014 Annual Report on Form 10-K filed on September 10, 2014, is not complete as of December 31, 2014. The Company expects to remediate the Bytewise material weaknesses in the second half of fiscal 2015.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v)the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 5, 2015	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 5, 2015	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)