Form 10-Q
period 2015-03-31
STARRETT L S CO
filed 2015-05-04
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2015

Class A Common Shares	6,220,539

Class B Common Shares	774,146

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2015 (unaudited) and June 30, 2014	3

		Consolidated Statements of Operations – three and nine months ended March 31, 2015 and March 31, 2014 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2015 and March 31, 2014 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – nine months ended March 31, 2015 (unaudited)	6

		Consolidated Statements of Cash Flows - nine months ended March 31, 2015 and March 31, 2014 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information:

	Item 1A.	Risk Factors	16

	Item 6.	Exhibits	16

SIGNATURES			17

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2015 (unaudited)	June 30, 2014

ASSETS
Current assets:
Cash	$13,646	$16,233
Short-term investments	7,410	8,723
Accounts receivable (less allowance for doubtful accounts of $603 and $704, respectively)	31,016	43,712
Inventories	66,219	65,582
Current deferred income tax assets	5,411	6,037
Prepaid expenses and other current assets	7,587	6,615
Total current assets	131,289	146,902

Property, plant and equipment, net	44,669	51,537
Long-term income taxes receivable	3,775	3,775
Long-term deferred income tax assets, net of current portion	15,407	16,537
Intangible assets, net	7,249	7,760
Goodwill	3,034	3,034
Other assets	2,069	1,898
Total assets	$207,492	$231,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,570	$10,548
Accounts payable	10,183	9,980
Accrued expenses	6,225	8,516
Accrued compensation	5,093	6,642
Total current liabilities	23,071	35,686

Long-term debt, net of current portion	19,543	10,804
Other income tax obligations	5,444	3,013
Deferred income tax liabilities	1,822	2,037
Postretirement benefit and pension obligations	37,780	43,589
Total liabilities	87,660	95,129

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,215,042 outstanding at March 31, 2015 and 6,165,838 outstanding at June 30, 2014)	6,215	6,166
Class B Common stock $1 par (10,000,000 shares authorized; 776,488 outstanding at March 31, 2015 and 794,990 outstanding at June 30, 2014)	776	795
Additional paid-in capital	54,581	54,063
Retained earnings	99,427	95,715
Accumulated other comprehensive loss	(41,167)	(20,425)
Total stockholders' equity	119,832	136,314
Total liabilities and stockholders’ equity	$207,492	$231,443

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Net sales	$56,116	$58,281	$180,109	$177,609
Cost of goods sold	37,422	39,022	120,108	120,196
Gross margin	18,694	19,259	60,001	57,413
% of Net sales	33.3%	33.0%	33.3%	32.3%

Selling, general and administrative expenses	15,574	16,342	52,112	51,332

Operating income	3,120	2,917	7,889	6,081

Other income (expense)	388	(250)	1,683	372

Income before income taxes	3,508	2,667	9,572	6,453

Income tax expense	1,071	985	3,765	2,773

Net income	$2,437	$1,682	$5,807	$3,680

Basic and diluted income per share	$0.35	$0.24	$0.83	$0.53

Weighted average outstanding shares used in per share calculations:
Basic	6,992	6,940	6,977	6,919
Diluted	7,045	6,996	7,024	6,964

Dividends per share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Net income	$2,437	$1,682	$5,807	$3,680
Other comprehensive income (loss):
Translation gain (loss)	(8,952)	1,868	(20,720)	923
Pension and postretirement plans, net of tax of $0,$0,$22 and $0 respectively	-	(14)	(22)	(44)
Other comprehensive income (loss)	(8,952)	1,854	(20,742)	879

Total comprehensive income (loss)	$(6,515)	$3,536	$(14,935)	$4,559

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2015

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2014	$6,166	$795	$54,063	$95,715	$(20,425)	$136,314
Total comprehensive income (loss)				5,807	(20,742)	(14,935)
Dividends ($0.30 per share)				(2,095)		(2,095)
Repurchase of shares	(1)	(3)	(60)			(64)
Issuance of stock under 1984 ESOP	12		184			196
Issuance of stock under Long Term Incentive Plan	3		49			52
Issuance of stock under ESPP		14	111			125
Issuance of stock for length of service awards	5		71			76
Stock-based compensation			163			163
Conversion of class B to class A	30	(30)				-
Balance March 31, 2015	$6,215	$776	$54,581	$99,427	$(41,167)	$119,832

Accumulated balance consists of:
Translation loss					$(39,031)
Pension and postretirement plans, net of taxes					(2,136)
					$(41,167)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	9 Months Ended
	3/31/2015	3/31/2014

Cash flows from operating activities:
Net income	$5,807	$3,680
Non-cash operating activities:
Depreciation	5,817	6,093
Amortization	951	873
Stock-based compensation	163	105
Stock based compensation - length of service awards	76	59
Stock based compensation - Long-Term Incentive Plan	48	39
Net long-term tax obligations	2,893	-
Deferred taxes	821	1,221
Unrealized transaction gain	(2)	(4)
Income on equity method investment	(170)	(196)
Working capital changes:
Accounts receivable	5,669	4,447
Inventories	(10,607)	(8,801)
Other current assets	(2,150)	(15)
Other current liabilities	499	(238)
Postretirement benefit and pension obligations	(4,184)	1,338
Other	791	(525)
Net cash provided by operating activities	6,422	8,076

Cash flows from investing activities:
Additions to property, plant and equipment	(4,048)	(6,258)
Purchase of investments	(45)	(79)
Proceeds from sale of investments	201	-
Net cash used in investing activities	(3,892)	(6,337)

Cash flows from financing activities:
Proceeds from short-term borrowings	922	(26)
Short-term debt repayments	-	500
Long-term debt repayments	(1,159)	(4,150)
Proceeds from common stock issued	325	337
Shares repurchased	(64)	-
Dividends paid	(2,095)	(2,078)
Net cash used in financing activities	(2,071)	(5,417)

Effect of exchange rate changes on cash	(3,046)	24

Net decrease in cash	(2,587)	(3,654)
Cash, beginning of period	16,233	19,755
Cash, end of period	$13,646	$16,101

Supplemental cash flow information:
Interest paid	$547	$627
Income taxes paid, net	1,238	2,727

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$-	$773

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years and early adoption is not permitted. The Company expects to adopt this standard on July 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Accounting Standards Update 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was approved by the FASB in July 2013 and requires that companies report their tax reserves net of the impact of tax loss and credit carryforwards for years beginning after December 15, 2013. The Company has implemented this pronouncement in the first quarter of fiscal 2015 with retrospective application as permitted by the standard. Amounts presented for prior periods have been reclassified to conform. There is no effect on tax expense and net income. There is a reduction in Deferred Tax Assets of $7.9 million and a reduction in Other Tax Obligations of $7.9M on the June 30, 2014 Consolidated Balance Sheet.

Note 3:  Stock-based Compensation

On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 stock plan was approved by shareholders on October 17, 2012. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2015, there were 20,000 stock options and 42,233 restricted stock units outstanding. In addition, there were 431,800 shares available for grant under the 2012 Stock Plan as of March 31, 2015.

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

The fair value of stock options issued during the 9 months ended March 31, 2015 of $3.82 was estimated using the following assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of March 31, 2015 was 7.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2015 was $0.1 million. Stock options exercisable as of March 31, 2015 were 13,167.

The Company accounts for stock options and RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 39,500 RSU awards issued during the nine months ended March 31, 2015. There were 2,733 RSUs vested during the nine months ended March 31, 2015.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2015 was $0.8 million.  RSU awards granted and vested as of March 31, 2015 were 5,466.

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

Compensation expense related to all stock based plans for the nine month period ended March 31, 2015 and March 31, 2014 was $0.2 million and $0.1 million, respectively.  As of March 31, 2015, there was $0.7 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $0.3 million is expected to be recognized over a weighted average period of 2.3 years and $0.4 million relates to performance based RSU awards that are not expected to vest.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	3/31/2015 (Unaudited)	6/30/2014
Raw material and supplies	$33,813	$31,303
Goods in process and finished parts	19,378	19,148
Finished goods	40,542	42,459
	93,733	92,910
LIFO Reserve	(27,514)	(27,328)
Inventories	$66,219	$65,582

LIFO inventories were $16.3 million and $14.1 million at March 31, 2015 and June 30, 2014, respectively, or approximately $27.5 million and $ 27.3 million, respectively, less than their balances accounted for on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.2 million increase in cost of sales for the nine months ended March 31, 2015 compared to a $1.4 million decrease for the nine months ended March 31, 2014.

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

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, the Company estimates the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The Company also utilizes the comparable company multiples method and market transaction fair value method to validate the fair value amount it obtains using the income approach. The key assumptions utilized in the discounted cash flow model includes estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, overall economic conditions, and an assessment of current market capitalization. Any unfavorable material changes to these key assumptions could potentially impact the Company’s fair value determinations.

The fair value of the 2015 goodwill assessment exceeded the carrying amount by approximately 37%. Therefore no goodwill impairment was recorded. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	3/31/2015 (Unaudited)	6/30/2014
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	1,447	1,007
Other intangible assets	325	325
Total	11,160	10,720
Accumulated amortization	(3,911)	(2,960)
Total net balance	$7,249	$7,760

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

The estimated aggregate amortization expense for the remainder of fiscal 2015 and for each of the next five years and thereafter, is as follows (in thousands):

2015 (Remainder of year)	$348
2016	1,392
2017	1,390
2018	1,322
2019	1,243
2020	704
Thereafter	850

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2015 (Unaudited)	3/31/2014	3/31/2015 (Unaudited)	3/31/2014
Service cost	$694	$716	$2,081	$2,139
Interest cost	1,673	1,746	5,085	5,197
Expected return on plan assets	(1,724)	(1,589)	(5,236)	(4,732)
Amortization of prior service cost	-	29	-	87
Amortization of net gain	7	2	23	8
	$650	$904	$1,953	$2,699

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine months Ended
	3/31/2015 (Unaudited)	3/31/2014	3/31/2015 (Unaudited)	3/31/2014
Service cost	$29	$25	$85	$202
Interest cost	61	66	183	331
Amortization of prior service credit	(200)	(260)	(599)	(511)
Amortization of accumulated loss	-	(1)	-	(1)
	$(110)	$(170)	$(331)	$21

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

Effective December 31, 2013, the Company terminated the eligibility of employees ages 55 -64 years old to enter into the Postretirement Medical Plan.

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	3/31/2015 (Unaudited)	6/30/2014
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,457	$10,410
Capitalized leases	113	138
	1,570	10,548
Long-term debt
Loan and Security Agreement	19,543	10,726
Capitalized leases	-	78
	19,543	10,804
	$21,113	$21,352

The Company executed an amendment to its Loan and Security Agreement (Line of Credit) as of April 25, 2012.  On January 26, 2015 the Line of Credit was further amended and extended based on the current debt limits and financial covenants and will expire on April 30, 2018. As a result of this three year extension, all Line of Credit balances have been classified as long-term.  The agreement continued the previous line of $23.0 million, of which $12.3 million is available as of March 31, 2015, with an interest rate of LIBOR plus 1.5%.

As of March 31, 2015 the material financial covenants of the amended Loan and Security Agreement were: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. The Company was in compliance with all debt covenants as of March 31, 2015.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2015 and 2014 was 2.0% and 2.0%, respectively.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $11.1 million at March 31, 2015, is subject to the same financial covenants as the Loan and Security Agreement.

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

The effective tax rate for the third quarter of fiscal 2015 was 30.5%. The effective tax rate for the third quarter of fiscal 2014 was 36.9%. For the first nine months of fiscal 2015, the effective tax rate was 39.3% and for the first nine months of fiscal 2014, it was 43.0%. The tax rate is higher than the U.S. statutory rate for the year to date results in part due to losses in some foreign jurisdictions for which no tax benefit is recognized. In the first nine months of fiscal 2015, there were discrete reductions to tax expense of $66,000 related to use of tax loss carryforwards, $42,000 for reduction in audit exposure due to the expiration of the statute of limitations and $332,000 related to return to provision adjustment and other tax reconciliations; the return to provision adjustment was fully booked in the third quarter which is the primary reason for the tax rate in this quarter being lower than the U.S. statutory rate. In the first nine months of fiscal 2014 there was a discrete tax expense of $278,000 for the effect of a tax rate change in the UK applied to the net deferred tax assets in that jurisdiction and discrete tax benefits of $67,000 related to use of tax loss carryforwards and $109,000 related to return to provision adjustments.

U.S. Federal tax returns through fiscal 2011 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2012 are still subject to adjustment. As of March 31, 2015, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2009 – 2014. The Company has identified no new uncertain tax positions during the nine month period ended March 31, 2015 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and March 31, 2014

Overview

The Company experienced improved bottom line results during the quarter in a challenging sales environment; with gains in operating income and income before tax of 7% and 31%.respectively. Moderate sales growth in North America helped counteract a slowdown in economic activity in China coupled with unfavorable economic and political issues in Brazil. The strong US dollar resulted in international operations lagging prior sales performance.

Net sales decreased $2.2 million or 4.0% from $58.3 million in fiscal 2014 to $56.1 million in fiscal 2015 as growth in our capital equipment sectors in North America was offset by International foreign currency losses caused by a strong dollar Fiscal 2015 operating income increased $0.2 million versus a strong fiscal 2014 quarter as a $0.5 million decline in gross margin was offset by $0.7 selling, general and administrative savings.

Net Sales

North American sales increased $0.8 million or 3% from $33.2 million in fiscal 2014 to $34.0 million in fiscal 2015 due to a 19% sales gain for capital equipment metrology products.

International sales declined $3.0 million or 12% from $25.1 million in fiscal 2014 to $22.1 million in fiscal 2015 as a sales gain of 13.5% in Brazilian Reals was negated by a $3.4 effect of fluctuation in exchange rates.

Gross Margin

Gross margin declined $0.5 million or 3% but remained level at 33% of sales in both years.

North American gross margins increased $1.1 million from $11.0 million in fiscal 2014 to $12.1 million in fiscal 2015. Improved efficiencies in manufacturing were the prime factor contributing to the better gross margin performance.

International gross margins declined $1.6 principally due to the impact of a weaker Brazilian Real.

Selling, General & Administrative Expenses

Selling, general and administrative expenses declined $0.7 million or 4% primarily due to lower salaries and benefits of $0.6 million and reduced and marketing expenses of $0.1 million.

North American expenses decreased $0.3 million from $8.7 million in fiscal 2014 to $8.4 million in fiscal 2015 as a result of lower incentive expense.

International expenses declined $0.4 million primarily related to lower Brazilian expenses expressed in U. S. dollars.

Other Income (expense)

Other income increased $0.6 million to income of $0.4 million in fiscal 2015 compared to an expense of $0.2 million in fiscal 2014 as the stronger U. S. dollar resulted in foreign subsidiaries dollar denominated assets, primarily accounts receivable related to export sales, translated to higher balances in local currency.

Income Tax Expense

The effective tax rates for the third quarter of fiscal 2015 and 2014 were 30.5% and 36.9%, respectively.  The quarterly tax rate is increased in both years due to losses in some foreign subsidiaries for which no tax benefit is recognized.  The tax rate for the third quarter of fiscal 2015 is lower than the statutory rate in large part due to a higher adjustment for the differences between the tax return and the provision of $332,000 in fiscal 2015 and $109,000 in fiscal 2014.

Net Income

The Company recorded net income of $2.4 million or $0.35 per share in the third quarter of fiscal 2015 compared to a net income of $1.7 million or $0.24 per share in fiscal 2014 principally due to lower selling, general and administrative expenses and increased other income.

Nine Months Ended March 31, 2015 and March 31, 2014

Overview

Net sales increased $2.5 million from $177.6 million in fiscal 2014 to $180.1 million in fiscal 2015 despite a $6.9 foreign exchange reduction caused by the US dollar strengthening against both the Brazilian Real and the Canadian dollar by 9%. Operating income increased $1.8 million with a $7.9 million profit in fiscal 2015 compared to a $6.1 million profit in fiscal 2015 as a $2.6 million improvement in gross margin more than offset a $0.8 increase in selling, general and administrative expenses.

Net Sales

North American sales increased $7.8 million or 8% from $95.7 million in fiscal 2014 to $103.5 million in fiscal 2015 led by a 7% gain in precision hand tools and continued growth in optical, vision and laser metrology capital equipment products.

International sales declined $5.3 million or 6% from $81.9 million in fiscal 2014 to $76.6 million in fiscal 2015 with the weakening Brazilian Real accounting for $5.1 million. Brazilian sales in local currency rose by 10%.

Gross Margin

Gross margin increased $2.6 million or 5% and improved from 32% of sales in fiscal 2014 to 33% of sales in fiscal 2015 primarily as a result of improved margins in North America.

North American gross margins increased $5.4 million in fiscal 2015 and improved from 31% of sales in 2014 to 34% of sales in 2015 as a result of improved efficiencies and higher sales of high margin capital equipment products.

International gross margins decreased $2.8 million principally due to the impact of a $1.7 million cost increase related to the weaker Brazilian Real.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $0.8 million or 2% from $51.3 million in fiscal 2014 to $52.1 million in fiscal 2015 as higher travel and entertainment, Information Technology, professional fees and marketing expenses offset savings in employee salaries and benefits .

North American expenses increased $0.7 million principally due to higher travel and entertainment, Information Technology, professional fees and marketing expenses offset by savings in employee salaries and benefits

International expenses increased $0.1 million as higher professional fees and trade show expenses offset salary and benefit savings.

Other income/(expense)

Other income increased $1.3 million to income of $1.7 million in fiscal 2015 compared to income of $0.4 million in fiscal 2014 as the stronger U. S. dollar resulted in foreign subsidiaries dollar denominated assets, primarily accounts receivable related to export sales, translated to higher balances in local currency.

Income Tax Expense

The effective tax rates for the first nine months of fiscal 2015 and 2014 were 39.3% and 43.0%, respectively.  The tax rate is higher than the U.S. statutory rate in both years in part due to losses in some foreign jurisdictions for which no tax benefit is recognized.

Net Income

The Company recorded net income of $5.8 million or $0.83 per share in fiscal 2015 compared to net income of $3.7 million or $0.53 per share in fiscal 2014 principally due to an increase gross margin offsetting higher selling, general and administrative expenses, higher other income and a 3% reduction in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine months Ended
	3/31/2015	3/31/2014

Cash provided by operating activities	$6,422	$8,076
Cash used in investing activities	(3,892)	(6,337)
Cash used in financing activities	(2,071)	(5,417)
Effect of exchange rate changes on cash	(3,046)	24

Net decrease in cash	$(2,587)	$(3,654)

Net cash flow as of March 31, 2015 declined $2.6 million compared to June 30, 2014 as a $6.4 million contribution from operations was more than offset by disbursements for capital equipment, debt repayments, dividends and a write down on cash balances at international subsidiaries caused by the strengthening of the U.S. dollar.

Net cash flow in the first three quarters of fiscal 2015 improved $1.1 million compared to the first three quarters of fiscal 2014 due principally due to lower capital expenditures and reduced debt repayments.

Liquidity and Credit Arrangements

The Company believes it has sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.9 million was outstanding as of March 31, 2015.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was amended on January 26, 2015 and matures in April 30 of 2018.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of March 31, 2015, the Company was in compliance with all debt covenants related to its Loan and Security Agreement.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the nine months ended March 31, 2015 was 2.0%.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2015, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s remediation of the material weaknesses that existed as of June 30, 2014, and which were noted in Item 9A of the Company’s 2014 Annual Report on Form 10-K filed on September 10, 2014, is not complete as of March 31, 2015. Management visited Bytewise during the third quarter of fiscal 2015 and developed a remediation plan with Bytewise management. The plan was implemented during the third quarter and implementation is expected to be complete by the end of the fourth quarter.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v)the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 4, 2015	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 4, 2015	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)