Form 10-K
period 2015-06-30
STARRETT L S CO
filed 2015-08-25
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

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

Non-Accelerated Filer  (Do not check if smaller reporting company)  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,198,381 and 790,683 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2014. On December 31, 2014, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $122,614,044.

There were 6,230,772 and 782,169 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 24, 2015.

The exhibit index is located on pages 53-54.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2015. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

	PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	18-47
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
ITEM 9A.	Controls and Procedures	47-49
ITEM 9B.	Other Information	50

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	50
ITEM 11.	Executive Compensation	51
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	51
ITEM 14.	Principal Accounting Fees and Services	51

	PART IV

ITEM 15.	Exhibits,Financial Statement Schedules	52
EXHIBIT INDEX		53-54
SIGNATURES		55

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

The Company offers its broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.  The Company primarily distributes its precision hand tools, saw and construction products through distributors or resellers both domestically and internationally. The Company’s financial reporting is based on one business segment. Starrett® is brand recognized around the world for precision, quality and innovation.

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

For 135 years the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact and in-process gaging such as optical, vision and laser measurement systems. The Company has expanded its product offering in the field of test and measurement equipment, with force measurement and material test equipment. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2014, the Company introduced material test systems consisting of hardware and cutting edge software with capacities up to 50KN, in addition to new manual and automated FOV (Field of View) measurement systems. These systems we believe will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including a new line of hand tools for measuring, marking and layout that include tapes, levels, chalk lines and other products for the building trades. In fiscal 2015, the Company introduced a new line of drills, knives and tool bags to broaden its hand tool product line. The continued focus on high performance, production band saw applications has resulted in the development of two new ADVANZ carbide tipped products MC5 and MC7 ideal for cutting ferrous materials (MC7) and non-ferrous metals and castings (MC5). These actions are aimed at positioning Starrett for global growth in wide band products for production applications.

As one of the premier industrial brands, the Company continues to be focused on every touch point with its customers. To that end, the Company now offers modern, easy-to-use interfaces for distributors and end-users including interactive catalogs and several online applications.

Personnel

At June 30, 2015, the Company had 1,804 employees, approximately 52% of whom were domestic. This represents a net decrease from June 30, 2014 of 7 employees. The headcount change included an increase of 1 domestically and a decrease of 8 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2015, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers also offer their own private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, Germany and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 15 to the Company’s fiscal 2015 financial statements under the caption “OPERATING DATA” found in Item 8 of this Form 10-K.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $63.0 million at June 30, 2015 and $65.6 million at June 30, 2014.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2015, 2014, and 2013 were approximately $1.7 million, $1.4 million, and $1.3 million, respectively.

The Company uses trademarks with respect to its products and considers its trademark portfolio to be one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental

Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment, has embraced renewable energy alternatives and received approval from federal and state regulators in fiscal 2013 to begin using its new hydro – generation facility on line at its Athol, MA plant to reduce its carbon footprint and energy costs, an investment in excess of $1.0 million.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 48% of consolidated sales for fiscal 2015.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2015 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Economic and world events could affect our operating results.

The Company’s results of operations may be materially affected by the conditions in the global economy. These include both world - wide and regional economic conditions and geo-political events. These conditions may affect financial markets, consumer and customer confidence. The recovery from the recession has been slow in North America. Latin America has experienced inflation resulting in weaker local currencies compared to the U. S. dollar. China’s growth has slowed and Europe and the Middle – East remain under geo-political threat. The Company can provide no assurance that these economic trends will not continue.

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

During 2015, international sales revenues were $116 million, representing approximately 48% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

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

Currently, the Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates. The Company made contributions in fiscal 2015 of $4.8 million and will be required to make additional contributions in fiscal 2016 of $3.3 million. The Company could be required to provide more funding to the domestic plan in the future.  The Company’s UK plan, which is also underfunded, required Company contributions of $1.2 million, $1.2 million and $1.2 million during fiscal 2015, 2014 and 2013 respectively. The Company will be required to make a $1.1 million contribution to its UK pension plan in fiscal 2016.

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

We are subject to certain risks as a result of our financial borrowings.Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants, including: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.

The Company believes that it will be able to service its debt and comply with the financial covenants in future periods; however, it can be not be assured of results of operations or future credit and financial markets conditions. An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s debt. As of June 30, 2015, the Company was in compliance with all the covenants. The credit facility expires in April of 2018.

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

A wholly owned manufacturing subsidiary in The People’s Republic of China leases a 133,000 square foot building in Suzhou and leases a sales office in Shanghai.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2015, there were approximately 1,224 registered holders of Class A common stock and approximately 1,015 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2013	$0.10	$11.77	$10.07
December 2013	0.10	14.57	10.99
March 2014	0.10	19.21	14.41
June 2014	0.10	17.01	13.73
September 2014	0.10	18.23	13.84
December 2014	0.10	19.99	13.15
March 2015	0.10	21.80	18.88
June 2015	0.10	20.30	14.75

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to maintain the quarterly dividend at $0.10 for all quarters of fiscal 2015.

The Company repurchased 263 shares of class B stock in the fourth quarter of fiscal 2015.

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

	BASE	FY2011	FY2012	FY2013	FY2014	FY2015
STARRETT	100.00	110.64	129.15	118.35	183.36	183.19
RUSSELL 2000	100.00	137.41	134.55	167.12	206.63	220.03
PEER GROUP	100.00	116.95	114.47	127.51	163.03	163.37

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2015	2014	2013	2012	2011
Net sales	$241,550	$247,134	$243,797	$260,148	$244,841
Net earnings (loss)	5,244	6,712	(162)	888	6,845
Basic earnings (loss) per share	0.75	0.97	(0.02)	0.13	1.02
Diluted earnings (loss) per share	0.75	0.97	(0.02)	0.13	1.02
Long-term debt	18,552	10,804	24,252	29,387	721
Total assets	212,272	231,443	230,794	252,166	227,179
Dividends per share	0.40	0.40	0.40	0.40	0.32

 Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

RESULTS OF OPERATIONS

Fiscal 2015 Compared to Fiscal 2014

Overview

L. S. Starrett is a global manufacturing company impacted by economic and geo-political conditions worldwide. North America was the strongest market for the Company in FY 2015. This was driven by a U.S economy that exhibited the most buoyance of any of the major global economies. This was driven by an improved labor market and a steady recovery in overall economic performance coupled with new product introductions and new and enhanced channel partner relationships. This resulted in increased demand for precision hand tools and continued growth in shipments for high-end capital equipment. Internationally, sales declined as result of the strong U.S. dollar. This negatively impacted most all international operating facilities. Other significant factors hurting international performance were accelerating inflation and a deepening recession in Brazil, a European market still suffering with Eurozone financial instability and a Chinese economy experiencing slower expansion. Net sales for fiscal 2015 declined $5.6 million, or 2%, compared to fiscal 2014, as gains in North America were offset by lower International sales, principally caused by the strong U.S. dollar.  Price increases, particularly in Brazil and new products, representing sales gains of $6.5 million and $2.7 million respectively, were offset by unfavorable exchange rates of $14.1 million and volume declines of $0.77 million. Gross margins declined $4.4 million from $81.1 million, or 32.8 % of sales, in fiscal 2014 to $76.7 million or 31.8% of sales in fiscal 2015 as a $3.7 million improvement in North America was offset by an $8.1 million decline in International.  Selling, general and administrative expenses decreased $1.1 million or 2% from $69.2 million in fiscal 2014 to $68.1 million in fiscal 2015 principally due to reduced International expenses expressed in U.S. dollars.  Operating income declined $3.3 million, from $11.9 million in fiscal 2014, to $8.6 million in fiscal 2015.

Net Sales

Net sales in North America increased $7.9 million, or 6%, from $129.4 million in fiscal 2014 to $137.3 million in fiscal 2015 with precision hand tools and capital equipment posting gains of 6% and 13%, respectively.  International sales decreased $13.4 million, or 11%, from $117.8 million in fiscal 2014 to $104.4 million in fiscal 2015 with the weak Brazilian Real translated to the strong U.S. dollar representing $12.1 million, or 90%, of the decline.

Gross Margin

Gross margin in North America increased $3.8 million, or 10%, from $39.8 million in fiscal 2014 to $43.6 million in fiscal 2015 and improved as a percentage of sales from 30.8% in fiscal 2014 to 31.8% in fiscal 2015.  The improvement was due to a favorable product mix and increased sales volume.   International gross margins decreased $8.2 million, or 20%, from $41.3 million in fiscal 2014 to $33.1 million in fiscal 2015 with unfavorable exchange rates representing $4.4 million and reduced sales volume $3.7 million.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses increased $0.5 million, or 1%, as higher travel and entertainment, professional fees and commissions more than offset savings in salaries and employee benefits.  International selling, general and administrative expenses decreased $1.6 million, or 5%, with a $4.0 million savings due to the stronger U. S. dollar. Higher spending in local currencies for salaries and benefits, commissions, professional fees and marketing expenses represented the major factors for a $2.4 million cost increase as measured if currency exchange rate remained constant.

Operating Profit

The operating profit declined $3.3 million from $11.9 million in fiscal 2014 to $8.6 million in fiscal 2015 as a $3.2 million North American profit improvement was more than offset by $6.5 million reduction in International.

Other Income, Net

Other income in fiscal 2015 increased $1.2 million compared to fiscal 2014 principally due to a strong dollar in fiscal 2015 that increased the local currency value of dollar denominated assets, especially export receivables in Brazil, compared to fiscal 2014 when the Brazilian Real was consistent with fiscal 2013 and the strength of the Pound Sterling to the U. S. dollar resulted in foreign exchange losses in Scotland.

Income Taxes

The effective tax rate was 47.2% for fiscal 2015 and 44.3% for fiscal 2014.  The rate reflects federal, state and foreign adjustments for permanent book to tax differences.   The principal reason for the rate being significantly greater than the US normalized combined federal and state tax rate of approximately 38% was significant losses in foreign operations which could not reduce tax expense based upon the uncertainty of future profits in those entities.

The Company continues to recognize the benefit of most U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized. The valuation allowances relating to carryforwards of foreign net operating losses (NOLs) increased by $0.7 million and to foreign tax credits increased by $0.5 million. There was no change in the valuation allowance related to certain state NOLs.

Fiscal 2014 Compared to Fiscal 2013.

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

Net sales for fiscal 2014 increased $3.3 million, or 1.4%, compared to fiscal 2013, as gains in North America, Europe and Asia more than offset unfavorable foreign currency exchange rates in South America. Price increases, particularly in Brazil, and new products represented sales gains of $9.6 and $7.0 million respectively offsetting volume declines of $6.0 million and unfavorable exchange rates of $7.3 million. Gross margins increased $9.3 million from $71.8 million, or 29.5%, of sales in fiscal 2013 to $81.1 million, or 32.8%, of sales in fiscal 2014 as a favorable product mix of increased sales of higher margin products, a successful launch of new products and reduced manufacturing overhead costs all contributed to an improved performance.  Selling, general and administrative expenses decreased $3.9 million, or 5.3%, from $73.1 million in fiscal 2013 to $69.2 million in fiscal 2014 principally due to cost reductions implemented in the fourth quarter of fiscal 2013.  Operating income improved $13.2 million, from a loss of $1.3 million in fiscal 2013, to a profit of $11.9 million in fiscal 2014.

Net Sales

Net sales in North America increased $5.9 million, or 4.8%, from $123.5 million in fiscal 2013 to $129.4 million in fiscal 2014 with an increase in capital equipment sales representing $4.3 million, or 73%, of the growth.  International sales decreased $2.6 million, or 2.2%, from $120.3 million in fiscal 2013 to $117.7 million in fiscal 2014.  Foreign currency exchange rate fluctuations represented an unfavorable impact of $7.3 million, more than offsetting than revenue increases in Europe and Asia of $2.1 and $1.4 million, respectively.

Gross Margin

Gross margin in North America increased $7.4 million, or 22%, from $33.1 million in fiscal 2013 to $40.5 million in fiscal 2014 and improved as a percentage of sales from 26.8% in fiscal 2013 to 31.3% in fiscal 2014.  The improvement was due to a favorable product mix, reduced manufacturing overhead and lower LIFO reserves in North America.  International gross margins increased $1.8 million, or 4.7%, from $38.8 million in fiscal 2013 to $40.6 million in fiscal 2014 as improved margins in Europe and Asia, of $0.9 million and $2.5 million, respectively, more than offset a $2.7 million negative impact due to foreign exchange rate changes.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses decreased $1.0 million, or 2.8%, due to lower salaries, travel and professional fees.  International selling, general and administrative expenses decreased $3.0 million, or 8.4%, with a $1.9 million savings due to the stronger U. S. dollar. Lower salaries and employee benefits, commissions, Information Technology, professional fees and marketing expenses combined for a $2.7 million savings expressed in U. S. dollars.

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

Income Taxes

The Company recorded $5.3 million of tax expense (44.3%) on $12.0 million of pretax income and $1.0 million of tax expense (120.3%) on $0.8 million of pretax income for the fiscal years ended June 30, 2014 and June 30, 2013, respectively. The significant items impacting tax expense in fiscal 2014 include the following:

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

The Company continues to recognize the benefit of most U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized. In fiscal 2014, the valuation allowance decreased by $1.2 million primarily related to profits in China (as noted above) and to the portion of foreign tax credits which expired in 2014 and which were also written off.

FINANCIAL INSTRUMENT MARKET RISK

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations and had $1.3 million in forward currency contracts outstanding at June 30, 2015.  Net foreign monetary assets are approximately $25.7 million as of June 30, 2015.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.    A 10% change in interest rates would not have a material impact on our borrowing costs.  See Note 12 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $18.6 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2015	2014	2013
Cash provided by operating activities	$6,800	$11,175	$20,716
Cash used in investing activities	(5,544)	(8,347)	(9,829)
Cash provided by (used in) financing activities	(3,547)	(6,669)	(7,590)

The Company has a working capital ratio of 5.7 as of June 30, 2015 as compared to 4.1 as of June 30, 2014. The working capital ratio improvement is principally due to the reclassification of our Line of Credit from short-term debt to long-term debt as the credit facility was renewed for three years in April of 2015.  Cash, short-term investments, accounts receivable and inventories represent 92% of current assets in both fiscal 2015 and fiscal 2014.  The Company had accounts receivable turnover of 5.8 in fiscal 2015 and 6.1 in fiscal 2014, and had an inventory turnover ratio of 2.6 in fiscal 2015 and 2.7 in fiscal 2014.

Net cash provided by operations of $6.8 million in fiscal 2015 was the result of contributions on earning, depreciation and amortization and an increase in tax liabilities of $16.4 million partially offset by increased working capital requirements of $8.5 million. The negative impact of increased working capital on cash flows was primarily the result of a strong U. S. dollar reducing the value of foreign working capital when denominated in U. S. dollars

The Company incurred a $5.1 million cash flow deficit in fiscal 2015, as the $6.8 million provided by operations was offset by investments in plant and equipment of $5.6million, net debt repayments of $1.2 million, dividends of $2.8 million and $2.8 million in currency changes.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and short-term investments, the Company has maintained a $23.0 million line of credit, of which, $0.8 million is reserved for letters of credit and $9.3 million was outstanding as of June 30, 2015.

On June 30, 2009, The L.S. Starrett Company (the “Company”) and certain subsidiaries of the Company (the “Subsidiaries”) entered into a Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A.. The amended Credit Facility is scheduled to mature on April 30, 2018 and bears interest at LIBOR plus 1.50%.

The obligations under the Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the subsidiaries party to the Credit Facility.  Triggering events are two consecutive quarters of failure to achieve the financial covenants outlined in Note 12.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. As of July 31, 2015, the Company had borrowings of $9.3 million under the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2015, the Company was in compliance with the financial covenants under the Credit Facility.

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

Revenue Recognition and Accounts Receivable: Sales of merchandise and freight billed to customers are recognized when products are shipped, title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), and other sales related discounts.  Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

The allowance for doubtful accounts of $0.6 million and $0.7 million at the end of fiscal 2015 and 2014 respectively, is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and net sales could be adversely affected.

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

Property Plant and Equipment:  The Company accounts for property, plant and equipment (PP&E) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that PP&E is being carried at its appropriate value.

The Company groups PP&E for impairment analysis by division and/or product line.  PP&E are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of the net book value of property, plant and equipment is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2015 which required management to perform an impairment analysis.

Depreciation is included in cost of goods sold or selling, general and administrative expenses in the Consolidated Statement of Operations based upon the function or use of the specific asset. Depreciation of equipment used in the manufacturing process is a component of inventory and included in costs of goods sold.  Depreciation of equipment used for office and administrative functions is an expense in selling, general and administrative expenses.

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

Recoverability of the net book value of intangible assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Estimating these cash flows requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2015 which required management to perform an impairment analysis.

Goodwill: The Company assesses the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October. As of October 1, 2014, the Company performed a two-step impairment assessment analysis. The first step requires a comparison of the implied fair value of the reporting unit to its carrying value. If the carrying value were higher than the fair value, there would have been an indication that impairment may have existed and a second step would have been performed to calculate the potential impairment. The first step of the 2015 goodwill assessment concluded that the fair value of goodwill exceeded the carrying amount by approximately 37.4%. Therefore no goodwill impairment was recorded and the second step was not required. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by evaluating the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the variable profitability of certain subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations. See also Income Taxes (Note 10 to the Consolidated Financial Statements.)

Defined Benefit Plans: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees. The Company also has a postretirement medical and life insurance benefit plan for U.S. employees.

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2015, 2014 and 2013 were $0.3, $0.0, and $0.0 million, respectively.

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

Cost of Goods Sold:  The Company includes costs of materials, direct and indirect labor and manufacturing overhead in cost of goods sold.  Included in these costs are inbound freight, personnel (manufacturing plants only), receiving costs, internal transferring, employee benefits (including pension expense) and inspection costs.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Payments due by period (in millions)
	Total	<1yr.	1-3yrs.	3-5yrs.	>5yrs.
Debt obligations	$20.1	$1.5	$12.5	$3.5	$2.6
Estimated interest on debt obligations	2.1	0.6	1.0	0.4	0.1
Capital lease obligations	0.1	0.1	-	-	-
Operating lease obligations	9.3	1.3	2.9	2.6	2.5
Purchase obligations	13.2	13.2	-	-	-
Total	$44.8	$16.7	$16.4	$6.5	$5.2

Estimated interest on debt obligations are based on a standard 10 year loan amortization schedule for the $15.5 million term loan, and the current outstanding balance of the Company's credit line at the current effective interest rate through April 2018 when the current credit line agreement ends. See Note 12 for additional details on these debt instruments.

While our purchase obligations are generally cancellable without penalty, certain vendors charge cancellation fees or minimum restocking charges based on the nature of the product or service.

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2015, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2015 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts

August 25, 2015

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$11,108	$16,233
Short-term investments	7,855	8,723
Accounts receivable (less allowance for doubtful accounts of $612 and $704, respectively)	40,311	43,712
Inventories	63,003	65,582
Current deferred tax asset	4,554	6,037
Prepaid expenses and other current assets	6,582	6,615
Total current assets	133,413	146,902
Property, plant and equipment, net	44,413	51,537
Taxes receivable	3,383	3,775
Deferred tax assets, net	18,803	16,537
Intangible assets, net	7,125	7,760
Goodwill	3,034	3,034
Other assets	2,101	1,898
Total assets	$212,272	$231,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,552	$10,548
Accounts payable	9,471	9,980
Accrued expenses	7,011	8,516
Accrued compensation	5,565	6,642
Total current liabilities	23,599	35,686
Deferred tax liabilities	1,548	2,037
Other tax obligations	4,607	3,013
Long-term debt, net of current portion	18,552	10,804
Postretirement benefit and pension obligations	49,536	43,589
Total liabilities	97,842	95,129

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,223,558 outstanding at June 30, 2015 and 6,165,838 outstanding at June 30, 2014)	6,224	6,166
Class B common stock $1 par (10,000,000 shares authorized; 789,069 outstanding at June 30, 2015 and 794,990 outstanding at June 30, 2014)	789	795
Additional paid-in capital	54,869	54,063
Retained earnings	98,164	95,715
Accumulated other comprehensive loss	(45,616)	(20,425)
Total stockholders’ equity	114,430	136,314
Total liabilities and stockholders’ equity	$212,272	$231,443

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/15	6/30/14	6/30/13
Net sales	$241,550	$247,134	$243,797
Cost of goods sold	164,855	166,038	171,985
Gross margin	76,695	81,096	71,812
% of net sales	31.8%	32.8%	29.5%

Selling, general and administrative expenses	68,092	69,181	73,090
Operating income (loss)	8,603	11,915	(1,278)

Other income, net	1,339	142	2,074

Earnings before income taxes	9,942	12,057	796
Income tax expense	4,698	5,345	958

Net earnings (loss)	$5,244	$6,712	$(162)

Basic and diluted earnings (loss) per share	$0.75	$0.97	$(0.02)

Average outstanding shares used in per share calculations:
Basic	6,983	6,926	6,797
Diluted	7,023	6,955	6,797

Dividends per share	$0.40	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/15	6/30/14	6/30/13
Net earnings (loss)	$5,244	$6,712	$(162)
Other comprehensive income (loss):
Translation gain (loss)	(18,989)	3,323	(5,729)
Pension and postretirement plans, net of tax of $(3,857), $1,212 and $4,037 respectively	(6,202)	728	6,787

Other comprehensive income (loss)	(25,191)	4,051	1,058

Total comprehensive income (loss)	$(19,947)	$10,763	$896

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 30, 2012	$6,017	$753	$51,941	$94,661	$(25,534)	$127,838

Total comprehensive (loss) income				(162)	1,058	896
Dividends ($0.40 per share)				(2,721)		(2,721)
Repurchase of shares	(5)		(57)			(62)
Issuance of stock	28		531			593
Stock-based compensation			198			198
Conversion	37	(37)				-
Balance, June 30, 2013	6,077	750	52,613	91,778	(24,476)	126,742

Total comprehensive income				6,712	4,051	10,763
Dividends ($0.40 per share)				(2,775)		(2,775)
Issuance of stock	30	104	1,296			1,430
Stock-based compensation			154			154
Conversion	59	(59)				-
Balance, June 30, 2014	6,166	795	54,063	95,715	(20,425)	136,314

Total comprehensive income				5,244	(25,191)	(19,947)
Dividends ($0.40 per share)				(2,795)		(2,795)
Repurchase of shares	(1)	(3)	(64)			(68)
Issuance of stock	23	33	632			688
Stock-based compensation			238			238
Conversion	36	(36)				-
Balance, June 30, 2015	$6,224	$789	$54,869	$98,164	$(45,616)	$114,430

Cumulative balance:
Translation loss, net of taxes					$(37,300)
Pension and postretirement plans, net of taxes					(8,316)
					$(45,616)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/15	6/30/14	6/30/13
Cash flows from operating activities:
Net earnings (loss)	$5,244	$6,712	$(162)
Non cash operating activities:
Depreciation	7,434	8,177	8,529
Amortization	1,283	1,181	1,146
ESOP compensation expense	-	-	773
Stock-based compensation	362	251	231
Net long-term tax obligations	2,414	780	39
Deferred taxes	985	1,329	(303)
Unrealized transaction gains	(6)	(4)	(23)
Income on equity method investment	(203)	(257)	(470)
Loss on disposal of building	-	89	-
Working capital changes:
Accounts receivable	(2,615)	(4,491)	2,377
Inventories	(6,185)	(7,526)	11,994
Other current assets	483	818	60
Other current liabilities	780	1,871	(5,551)
Postretirement benefit and pension obligations	(3,426)	2,073	1,752
Other	250	172	324
Net cash provided by operating activities	6,800	11,175	20,716

Cash flows from investing activities:

Additions to plant and equipment	(5,052)	(8,464)	(7,788)
Software development	(648)	(372)	(353)
Purchase of short-term investments	(45)	(107)	(8,116)
Proceeds from sale of short-term investments	201	-	6,428
Proceeds from sale of building	-	596	-
Net cash used in investing activities	(5,544)	(8,347)	(9,829)

Cash flows from financing activities:
Proceeds from short-term borrowings	900	-	-
Short-term debt repayments	-	(425)	(194)
Proceeds from long-term borrowings	-	500	1,500
Long-term debt repayments	(2,148)	(4,529)	(6,673)
Proceeds from common stock issued	564	560	560
Repurchase of shares	(68)	-	(62)
Dividends paid	(2,795)	(2,775)	(2,721)
Net cash used in financing activities	(3,547)	(6,669)	(7,590)
Effect of translation rate changes on cash	(2,834)	319	(1,044)
Net increase (decrease) in cash	(5,125)	(3,522)	2,253
Cash beginning of year	16,233	19,755	17,502
Cash end of year	$11,108	$16,233	$19,755
Supplemental cash flow information:
Interest paid	$724	$813	$935
Taxes paid, net	2,169	3,476	2,573

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$-	$773	$-

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2015 and 2015

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

Financial instruments and derivatives: The Company’s financial instruments include cash, investments and debt and are valued using level 1 inputs. Investments are stated at cost which approximates fair market value. The carrying value of debt, which is at current market interest rates, also approximates its fair value.    The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The fair value of contracts outstanding as of June 30, 2015 and June 30, 2014 amounted to $1.3 million and $1.1 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.2, $0.0, and $0.1 million in fiscal 2015, 2014 and 2013, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Property plant and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2015 and June 30, 2014 were $1.3 million and $1.2 million, respectively, of construction in progress.   Repairs and maintenance of equipment are expensed as incurred. No events or circumstances arose in fiscal 2015 which required management to perform an impairment analysis.

Intangible assets and goodwill: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-15 year period. The estimated useful lives of the intangible assets subject to amortization are: 15 years for patents, 14 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8 years for customer relationships and 5 years for software development. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October. As of October 1, 2014, the Company performed a two-step impairment assessment analysis. The first step requires a comparison of the implied fair value of the reporting unit to its carrying value. If the carrying value were higher than the fair value, there would have been an indication that impairment may have existed and a second step would have been performed to calculate the potential impairment. The first step of the 2015 goodwill assessment concluded that the fair value of goodwill exceeded the carrying amount by approximately 37.4%. Therefore no goodwill impairment was recorded and the second step was not performed. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges. The Company tests identifiable intangible assets for impairment whenever events or circumstances indicate they may be impaired. No such events or circumstances occurred during fiscal 2015.

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are presented net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts),and other sales related discounts.   Cooperative advertising payments made to customers are included in selling, general and administrative expenses in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, but rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.7 million in fiscal 2015, $5.5 million in fiscal 2014 and $6.0 million in fiscal 2013 and are included in selling, general and administrative expenses.

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

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2015, 2014 and 2013 were $0.3, $0.0, and $0.0 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $70 million of undistributed earnings of foreign subsidiaries as of June 30, 2015 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $1.7 million in fiscal 2015, $1.4 million in fiscal 2014, and $1.3 million in fiscal 2013 and are included in selling general and administrative expenses in the Consolidated Statements of Operations.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 40,214, 29,951, and 48,455, of potentially dilutive common shares in fiscal 2015, 2014 and 2013, respectively, resulting from shares issuable under its stock option plans. These shares had no impact on the calculated per share amounts. These additional shares are not used in the diluted EPS calculation in loss years.

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

3. INVESTMENT

In fiscal 2010, the Company entered into an agreement with a private software development company to invest $1.5 million in exchange for a 36% equity interest therein.  The Company recorded other income of $0.2 million in fiscal 2015, $0.3 million in fiscal 2014 and $0.5 million in fiscal 2013 based on the earnings of this entity as allocated under the equity method of accounting.  The net carrying value of the investment included in other long-term assets in the Consolidated Balance Sheet as of June 30, 2015 and June 30, 2014 is $2.1 million and $1.9 million, respectively.  In August 2011, the Company guaranteed a loan of $0.5 million. The guarantee remains outstanding, between the private software development company and Starrett. There was no debt outstanding as of June 30, 2015.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2015, there were 20,000 stock options and 42,234 restricted stock units outstanding. In addition, there were 431,800 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2015.

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

There were no stock options granted during fiscal years 2015 or 2014. The fair value of stock options granted during fiscal year 2013 of $3.82 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	6.0
Expected stock volatility	52.3%
Expected dividend yield	4.0%

The weighted average contractual term for stock options outstanding as of June 30, 2015 was 7.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2015 was $0.1 million. There were 13,167 options exercisable as of June 30, 2015. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2015, the Company granted 39,500 RSU awards with fair values of $17.49 per RSU award. There were no RSU awards during the year ended June 30, 2014. During the year ended June 30, 2013, the Company granted 8,200 RSU awards with fair values of $10.08 per RSU award. There were no RSU awards prior to December 17, 2012.

There were 2,733 RSU awards settled in each of the fiscal years 2015 and 2014. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2015 was $0.8 million. As of June 30, 2015 all vested RSU awards had been issued and settled.

Compensation expense related to the 2012 Stock Incentive Plan was $146,000, $54,000 and $31,000 for fiscal 2015, 2014 and 2013 respectively. As of June 30, 2015 there was $0.6 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements.

Of this cost $0.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.2 million is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plans (ESPP) give eligible employees an opportunity to participate in the success of the Company. The Board of Directors renews each Employee Stock Purchase Plan every five years. Under these plans the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. No options were exercisable at fiscal year ends. The Board of Directors last approved an ESPP renewal in 2012. No additional options will be granted under the previous 2007 plan. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 30, 2012	102,490		352,185
2007 Plan expired	-		(352,185)
2012 Plan authorized	-		500,000
Options granted	61,382	8.77	(61,382)
Options exercised	(34,128)	8.28	-
Options canceled	(41,016)		9,926
Balance, June 30, 2013	88,728		448,544
Options granted	43,643	10.91	(43,643)
Options exercised	(26,225)	9.83	-
Options canceled	(30,758)		19,711
Balance, June 30, 2014	75,388		424,612
Options granted	35,208	13.97	(35,208)
Options exercised	(30,718)	8.82
Options canceled	(25,571)		25,571
Balance, June 30, 2015	54,307		414,975

The following information relates to outstanding options as of June 30, 2015:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2013	$2.73
2014	3.37
2015	4.68

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 33.28% – 34.86%, interest – 0.54% – 0.58%, and expected lives - 2 years. Compensation expense of $139,006, $138,677 and $166,368 has been recorded for fiscal 2015, 2014 and 2013, respectively.

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

On June 5, 2013 the Board of Directors approved a contribution to the 2013 ESOP for fiscal 2013 in the amount of two percent of each participant’s compensation (as defined in the Plan). The 2013 contribution was funded in July 2013 in the amount of $0.8 million. There was no ESOP contribution in 2014 or 2015.

There was no compensation expense for the ESOP in 2014 or 2015. There was no ESOP Liability in 2014 or 2015. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund the 2013 liability.

5. CASH AND SHORT-TERM INVESTMENTS

Cash and investments held by foreign subsidiaries amounted to $12.0 million and $21.0 million at June 30, 2015 and June 30, 2014, respectively. Of the June 30, 2015 balance, $9.8 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.8 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax consequences.

As of June 30, 2015 and June 30, 2014, the Company’s U.K. subsidiary held a $7.9 million 12 month fixed term deposit and a $8.7 million 95 day fixed rate deposit, respectively, with a financial institution.

6.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2015	June 30, 2014
Raw materials and supplies	$32,784	$31,303
Goods in process and finished parts	18,569	19,148
Finished goods	39,689	42,459
	91,042	92,910
LIFO reserve	(28,039)	(27,328)
	$63,003	$65,582

LIFO inventories were $14.6 million and $14.1 million at June 30, 2015 and June 30, 2014, respectively, such amounts being approximately $28.0 million and $27.3 million, respectively, less than if determined on a FIFO basis.  The use of LIFO compared to FIFO on an annual basis resulted in a $0.7 million increase in cost of goods sold in fiscal 2015 compared to a decrease in cost of goods sold of $3.5 million in fiscal 2014.

7. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s goodwill and identifiable intangible assets on the dates indicated (in thousands):

	June 30, 2015			June 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$3,034	$-	$3,034	$3,034	$-	$3,034
Identifiable intangible assets	11,368	(4,243)	7,125	10,720	(2,960)	7,760

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2015	June 30, 2014
Non-compete agreements	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	1,655	1,007
Other intangible assets	325	325
Total	11,368	10,720
Accumulated amortization	(4,243)	(2,960)
Total net balance	$7,125	$7,760

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2016	$1,434
2017	1,432
2018	1,364
2019	1,285
2020	761
Thereafter	849

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The Company’s acquisition of Bytewise in 2011 gave rise to goodwill. The Company performs an impairment assessment on an annual basis as of the end of our October month end or more frequently if circumstances warrant. For fiscal year 2015, the impairment assessment was a two-step process. The first step requires a comparison of the implied fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the evaluation must be performed. In the second step, the potential impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

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

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2015 and 2014 (in thousands):

	As of June 30, 2015
	Cost	Accumulated Depreciation	Net
Land	$1,320	$-	$1,320
Buildings and building improvements	45,434	(25,210)	20,224
Machinery and equipment	132,788	(109,919)	22,869
Total	$179,542	$(135,129)	$44,413

	As of June 30, 2014
	Cost	Accumulated Depreciation	Net
Land	$1,376	$-	$1,376
Buildings and building improvements	47,793	(25,994)	21,799
Machinery and equipment	142,579	(114,217)	28,362
Total	$191,748	$(140,211)	$51,537

Included in machinery and equipment are assets under capital leases of $0.7 million as of June 30, 2015 and June 30, 2014. The accumulated amortization relating to these leases was $0.6 million and $0.6 million as of June 30, 2015 and 2014, respectively.

Operating lease expense was $2.2 million, $1.9 million and $1.9 million in fiscal 2015, 2014 and 2013, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2016	$1,305
2017	1,552
2018	1,330
2019	1,400
2020	1,204
Thereafter	2,512
9,303

9. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2015	2014	2013
Interest income	$828	$951	$786
Interest expense	(713)	(800)	(968)
Foreign currency gain (loss), net	705	(840)	1,086
Gain from equity investment	203	257	470
Brazil recovery of export taxes	232	-	-
Sale of scrap material	93	126	167
Gain on resolution of contingency	-	89	501
Other income (expense), net	(9)	359	32
	$1,339	$142	$2,074

The gain on resolution of contingency represents damages awarded in a Brazilian lawsuit which the Company had filed as plaintiff in 2003.

10. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2015	2014	2013
Domestic operations	$8,118	$5,793	$(2,633)
Foreign operations	1,824	6,264	3,429
	$9,942	$12,057	$796

The provision for income taxes consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$1,744	$155	$124
Foreign	1,855	3,284	1,243
State	114	86	(48)
Deferred:
Federal	670	2,175	(1,472)
Foreign	(71)	(426)	503
State	386	71	608
	$4,698	$5,345	$958

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2015	2014	2013
Expected tax expense	$3,380	$4,099	$271
State taxes, net of federal effect	378	269	26
Foreign taxes, net of federal credits	235	123	353
Change in valuation allowance	(51)	(428)	(127)
Tax reserve adjustments	361	465	141
Return to provision and other adjustments	(332)	(265)	(764)
Losses not benefited	701	350	370
Dividend from subsidiary (net of foreign tax credit)	1	-	201
Tax rate change applied to deferred tax balances	-	278	880
Other permanent items	25	454	(393)
Actual tax expense (benefit)	$4,698	$5,345	$958

Significant changes in tax expense reconciliation in the year ended June 30, 2015 relate primarily to losses in foreign subsidiaries. In fiscal 2015, several of the subsidiaries in foreign countries reported financial losses. In most cases, no tax benefit from those losses was recognized since future income is not more likely than not to be recognized. Tax expense in fiscal 2015 was higher than previous years both because the losses that were not able to be benefitted for tax purposes were significantly higher and because the Company received no benefit from the lower statutory tax rate in those countries. There was a dividend of $2.3 million paid from the Company’s subsidiary in Brazil to the U.S. parent company out of the subsidiary’s fiscal 2015 earnings. While the dividend is fully taxable in the U.S., the impact to tax expense was negligible due to the use of foreign tax credits. Also, there were adjustments made to deferred tax assets due to provision to return adjustments and deferred tax balance adjustments of $0.3 million.

In the year ended June 30, 2014, the changes in the tax provision related to the following items, including additional reserves related to the settlement of an audit in China; change in the valuation allowance related to operations in China; an additional tax rate change enacted in the U.K.; and return to provision adjustments.

In fiscal 2014, the tax authorities in China reviewed the intercompany transfer pricing of Chinese subsidiary and made adjustments to the prices for tax purposes to the calendar years 2010 through 2012. The net result was a substantial reduction in the Company’s carryforward tax losses and a small payment of tax and penalties; the net effect was to increase tax expense by $0.2 million which is included in the tax reserve adjustments. Since the Company had a history of tax losses, there was a full valuation allowance reflected against the tax impact of the loss carryforward at June 30, 2013. The entity also had substantial profits in fiscal 2014. As a result, the full amount of its carryforward tax losses, after audit adjustments, were utilized and the valuation allowance reducing the deferred tax assets for those losses and other temporary differences was released. The effect was a reduction in the valuation allowance of $0.4 million.

The Company recorded a $0.3 million deferred income tax expense in the year ended June 30, 2014 to reflect the impact of a corporate tax rate reduction in the United Kingdom. The tax rate reduction from 23 percent to 20 percent received royal assent during fiscal 2014 and the impact of that reduction on our deferred tax assets was recorded in the first quarter of that year.

A return to provision adjustment reducing tax expense by $0.3 million was booked in fiscal 2014. The amount relates primarily to a revision of the estimated deduction on the U.S. tax return filed for fiscal 2013 for losses on the intercompany receivable from and investment in the Dominican Republic subsidiary which had ceased operations in a previous year.

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

Significant changes in the tax expense reconciliation in the year ended June 30, 2013 relate to the following items:

For the year ended June 30, 2013 the Company reported an income tax benefit of $0.8 million related to differences between the Company’s tax returns filed in fiscal 2013 for earlier periods and the corresponding original estimates used for financial statement purposes. This benefit was primarily driven by the following four significant return to provision adjustments:

a.

$0.3 million reduction to tax expense related to foreign tax returns primarily related to our estimates of required Brazilian statutory transfer pricing adjustments compared to actual amounts imposed by the Brazilian government.

b.	$0.2 million reduction to U.S. tax expense primarily related to changes in U.S. state taxes from the 2012 estimate to the amounts reflected on the actual state tax returns filed.
c.

$0.2 million reduction to tax expense related to Company’s decision to claim foreign tax credits for foreign taxes deducted in the fiscal 2012 provision and on selected tax returns for earlier years. The reduction in tax expense is the net benefit after considering the Company’s corresponding valuation allowance on portions of its foreign tax credit carryforward.

d.

$0.1 million reduction to tax expense related to the Company’s decision to elect to use the Simplified Alternative Method of calculating the federal tax credit for research expenses on its 2012 tax return.

The Company also recorded $0.9 million of deferred income tax expense in the year ended June 30, 2013 to reflect the year over year change in the tax rates the Company applies to our deferred tax balances. Of this amount, $0.8 million is attributable to a decrease in the Company’s state effective tax rate due to changes in state tax rates and apportionment of profits in the jurisdictions the Company operates in. The remaining $0.1 million of deferred tax expense relates to a corporate tax rate reduction in the United Kingdom, which received royal assent during fiscal 2013.

Total deferred tax assets net of deferred tax liabilities at June 30, 2015 are $21.8 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to operations in the U.S. where the Company had book losses in several recent years prior to fiscal 2014. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that it is more likely than not that the deferred tax assets net of the recorded valuation allowance will be realized.

Key positive evidence considered include: a) Significant domestic book profits in 2014 and 2015; b) losses in prior recent years are primarily due to the recession and one-time events including a $16 million pension expense in fiscal 2012; c) cost saving plans have been implemented by the Company; d) earnings of a company acquired in fiscal 2012 have created additional domestic income; and e) the Company has had more domestic taxable income than losses in the last four years; The negative evidence considered include: a) before fiscal 2014, the 5 most recent years showed domestic book losses; and b) fiscal 2013 reflects both a book loss and a tax loss.

A valuation allowance has been provided on certain foreign NOLs due to the uncertainty of generating future taxable income in those jurisdictions. Similarly, a valuation allowance has been provided on certain state NOLs as a result of their much shorter carryforward periods and the uncertainty of generating adequate taxable income at the entity and state level.   In addition, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future. In fiscal 2015, the valuation allowance increased by $1.2 million - $0.7 million due to the increase in foreign carryforward losses and $0.5 million due to the increase in foreign tax credits in excess of the foreign source income limitation in fiscal 2015. In fiscal 2014, the allowance decreased by $1.2 million primarily related to operations in China where the Company had sufficient profit in fiscal 2014 to fully utilize its tax loss carryforward and to the portion of foreign tax credits which expired in 2014. The need for a valuation allowance is reevaluated as facts and assumptions change over time.

Accounting Standards Update 2013-11 was approved by the FASB in July 2013 and requires that companies report their tax reserves net of the impact of tax loss and credit carryforwards by its year beginning after December 15, 2013. The Company has implemented this pronouncement in Q1, fiscal 2015 with retrospective application as permitted by the standard; amounts presented for prior periods have been reclassified to conform. There is no effect to tax expense; on the balance sheet, there is a reduction in Deferred Tax Assets of $6.6 million and a reduction in Other Tax Obligations of $6.6 million on the June 30, 2015 Consolidated Balance Sheet and $7.8 million reduction in each of those accounts as of June 30, 2014.

Deferred income taxes at June 30, 2015 and 2014 are attributable to the following (in thousands):

	2015	2014
Deferred tax assets (current):
Inventories	$2,597	$3,596
Employee benefits (other than pension)	1,016	1,331
Book reserves	818	1,244
Other	687	385
Total current deferred tax assets	5,118	6,556
Valuation allowance	(564)	(519)
Current deferred tax asset	$4,554	$6,037

Deferred tax assets (long-term):

State NOL, various carryforward periods	801	1,181
Foreign NOL, various carryforward periods	1,908	1,042
Foreign tax credit carryforward, expiring 2017 – 2025	2,405	2,480
Pension benefits	13,224	10,098
Retiree medical benefits	2,499	2,218
Intangibles	1,713	2,178
Other	190	155
Total long-term deferred tax assets	22,740	19,352
Valuation allowance	(3,937)	(2,815)
Long-term deferred tax asset	$18,803	$16,537

Deferred tax liabilities (long-term):
Depreciation	(1,548)	(2,037)
Long-term deferred tax liabilities	(1,548)	(2,037)
Net deferred tax assets	$21,809	$20,537

As of June 30, 2015 and 2014, the net long-term deferred tax asset and deferred tax liabilities on the balance sheet are as follows (in thousands):

	2015	2014
Long-term assets	$18,803	$16,537
Long-term liabilities	(1,548)	(2,037)
	$17,255	$14,500

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 30, 2012	$(10,590)
Increases for tax positions taken during a prior period	(212)
Increases for tax positions taken during the current period	(381)
Effect of exchange rate changes	140
Decrease relating to settlement	32
Balance at June 30, 2013	(11,011)
Increases for tax positions taken in prior years	(204)
Increases for tax positions taken during the current period	(268)
Effect of exchange rate changes	(9)
Decrease relating to settlement	241
Balance at June 30, 2014	(11,251)
Increases for tax positions taken during the current period	(423)
Effect of exchange rate changes	440
Decrease relating to lapse of applicable statute of limitations	42
Balance at June 30, 2015	$(11,192)

The long-term tax obligations on the balance sheet as of June 30, 2015 and 2014 relate primarily to transfer pricing adjustments.  The Company has also recorded a non-current tax receivable for $3.4 million and $3.8 million at June 30, 2015 and 2014, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

During the next 12 months, it is possible that the Company will recognize a reduction of $0.4 million in its long term tax obligations due to the lapse of the applicable statute of limitations. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2012 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses carried forward from earlier years are still subject to review and adjustment. In fiscal 2014, the tax authorities in China audited the transfer pricing of Starrett’s subsidiary in that country for calendar years 2010 through 2012. Adjustments reduced the tax loss carryforward and required a tax and penalty payment for calendar 2011. As of June 30, 2015, the Company has resolved all open income tax audits. In international jurisdictions: Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the United Kingdom, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2010 through 2014.

The state tax loss carryforwards tax effected benefit of $0.8 million expires at various times over the next 4 to 19 years. The foreign tax credit carryforward of $2.4 million expires in the years 2017 through 2025.

At June 30, 2015, the estimated amount of total unremitted earnings of foreign subsidiaries is $70 million. The Company received a cash dividend from a foreign subsidiary from current year earnings of $2.3 million in fiscal 2015. The Company has no plans to repatriate additional prior year earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax consequences.

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

The total cost of all such plans for fiscal 2015, 2014 and 2013 $4.6 million, $5.0 million and $4.4 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $0.8 million, $1.2 million and $1.0 million in fiscal 2015, 2014 and 2013, respectively.

Under both U.S and U.K. defined benefit plans, benefits are based on years of service and final average earnings. Plan assets consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is reasonable given prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.

In fiscal 2016 the Company will use an expected long-term rate of return assumption of 5.5% for the U.S. domestic pension plan, and 4.8% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2015 and 2014, the Company used a discount rate assumption of 4.49% and 4.29% for the U.S. plan and 3.90% and 4.30% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2015, the U.S. plan will require a $3.3 million contribution in fiscal 2016 and the U.K. plan will require a $1.1 million contribution in fiscal 2016.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2015	2014
Asset category:
Cash equivalents	1%	1%
Fixed income	17%	14%
Equities	25%	24%
Mutual and pooled funds	57%	61%
	100%	100%

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

In accordance with “ASC 820 Fair Value Measurement”, the Company has categorized its financial assets (including its pension plan assets), based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets are categorized based on the inputs to the valuation techniques as follows:

o

Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement date.

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

The tables below show the portfolio by valuation category as of June 30, 2015 and June 30, 2014 (in thousands).

June 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$1,064			$1,064	1%
Fixed Income		21,058		21,058	17%
Equities	27,960	3,210		31,170	25%
Mutual & Pooled Funds	31,873	33,538	4,084	69,495	57%
Total	$60,897	$57,806	$4,084	$122,787	100%

June 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$1,105			$1,105	1%
Fixed Income		16,791		16,791	14%
Equities	26,210	3,428		29,638	24%
Mutual & Pooled Funds	37,563	33,932	3,895	75,390	61%
Total	$64,878	$54,151	$3,895	$122,924	100%

Included in equity securities at June 30, 2015 and 2014 are shares of the Company’s common stock having a fair value of $12.5 million and $13.2 million, respectively.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	2015	2014

Beginning balance	$3,895	$3,008
Actual returns on assets	507	490
Translation gain (loss)	(318)	397

Ending balance	$4,084	$3,895

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

U.S. and U.K. Plans Combined:

The status of these defined benefit plans is as follows (in thousands):

	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$161,062	$141,316	$145,595
Service cost	2,663	2,709	3,017
Interest cost	6,818	6,922	6,057
Participant contributions	0	183	242
Exchange rate changes	(4,167)	5,359	(1,344)
Benefits paid	(6,524)	(5,956)	(5,918)
Actuarial (gain) loss	6,337	10,529	(6,333)
Benefit obligation at end of year	166,189	161,062	141,316

Change in plan assets
Fair value of plan assets at beginning of year	122,924	109,326	107,368
Actual return on plan assets	3,466	14,105	6,878
Employer contributions	6,049	1,171	1,795
Participant contributions	0	183	242
Benefits paid	(6,524)	(5,956)	(5,918)
Exchange rate changes	(3,128)	4,095	(1,039)
Fair value of plan assets at end of year	122,787	122,924	109,326

Funded status at end of year	$(43,402)	$(38,138)	$(31,990)
Amounts recognized in balance sheet
Current liability	$(37)	$(37)	$(33)
Noncurrent liability	(43,365)	(38,101)	(31,957)
Net amount recognized in balance sheet	$(43,402)	$(38,138)	$(31,990)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$0	$0	$(116)
Accumulated loss	(16,795)	(8,686)	(5,919)
Amounts not yet recognized as a component of net periodic benefit cost	(16,795)	(8,686)	(6,035)
Accumulated net periodic benefit cost in excess of contributions	(26,607)	(29,452)	(25,955)
Net amount recognized	$(43,402)	$(38,138)	$(31,990)

Components of net periodic benefit cost
Service cost	$2,663	$2,709	$3,017
Interest cost	6,818	6,922	6,057
Expected return on plan assets	(6,966)	(6,332)	(5,961)
Amortization of prior service cost	0	116	234
Recognized actuarial loss	1,309	398	0
Net periodic benefit cost	$3,824	$3,813	$3,347

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$0	$(30)	$(127)
Net loss	(53)	0	0

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$166,189	$161,062	$141,316
Accumulated benefit obligation	159,174	154,163	134,594
Fair value of assets	122,787	122,924	109,326

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$110,054	$99,788	$104,537
Service cost	2,663	2,326	2,562
Interest cost	4,839	4,868	4,289
Benefits paid	(4,372)	(4,263)	(4,101)
Actuarial (gain) loss	3,214	7,335	(7,499)
Benefit obligation at end of year	116,398	110,054	99,788

Weighted average assumptions – benefit obligation
Discount rate	4.49%	4.29%	4.96%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$84,629	$77,208	$76,778
Actual return on plan assets	(274)	11,661	3,958
Employer contributions	4,870	23	573
Benefits paid	(4,372)	(4,263)	(4,101)
Fair value of plan assets at end of year	84,853	84,629	77,208
Funded status at end of year	$(31,545)	$(25,425)	$(22,580)

Amounts recognized in balance sheet
Current liability	$(37)	$(37)	$(33)
Noncurrent liability	(31,508)	(25,388)	(22,547)
Net amount recognized in balance sheet	$(31,545)	$(25,425)	$(22,580)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.29%	4.96%	3.92%
Rate of compensation increase	2.64%	2.64%	2.64%
Return on plan assets	6.00%	6.00%	6.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$0	$0	$(116)
Accumulated loss	(11,817)	(3,585)	(3,438)
Amounts not yet recognized as a component of net periodic benefit cost	(11,817)	(3,585)	(3,554)
Accumulated contributions less than net periodic benefit cost	(19,728)	(21,840)	(19,026)
Net amount recognized	$(31,545)	$(25,425)	$(22,580)

Components of net periodic benefit cost
Service cost	$2,663	$2,326	$2,562
Interest cost	4,839	4,868	4,289
Expected return on plan assets	(5,063)	(4,484)	(4,474)
Amortization of prior service cost	0	116	234
Recognized actuarial loss	319	12	-
Net periodic benefit cost	$2,758	$2,838	$2,611

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$0	$(30)	$(127)
Net loss	(53)	0	0

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$116,398	$110,054	$99,788
Accumulated benefit obligation	109,383	103,155	93,066
Fair value of assets	84,853	84,629	77,208

 U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$51,008	$41,528	$41,058
Service cost	0	383	455
Interest cost	1,979	2,054	1,768
Participant contributions	0	183	242
Exchange rate changes	(4,167)	5,359	(1,344)
Benefits paid	(2,152)	(1,693)	(1,817)
Actuarial loss	3,123	3,194	1,166
Benefit obligation at end of year	$49,791	$51,008	$41,528

Weighted average assumptions - benefit obligation
Discount rate	3.90%	4.30%	4.70%
Rate of compensation increase	n/a	n/a	3.10%

Change in plan assets
Fair value of plan assets at beginning of year	$38,295	$32,118	$30,590
Actual return on plan assets	3,740	2,444	2,920
Employer contributions	1,179	1,148	1,222
Participant contributions	0	183	242
Benefits paid	(2,152)	(1,693)	(1,817)
Exchange rate changes	(3,128)	4,095	(1,039)
Fair value of plan assets at end of year	37,934	38,295	32,118
Funded status at end of year	$(11,857)	$(12,713)	(9,410)
Amounts recognized in balance sheet
Current liability			$—
Noncurrent liability	(11,857)	(12,713)	(9,410)
Net amount recognized in balance sheet	$(11,857)	$(12,713)	$(9,410)

Weighted average assumptions – net periodic benefit cost

Discount rate	4.30%	4.70%	4.40%
Rate of compensation increase	n/a	3.10%	2.60%
Return on plan assets	5.45%	5.40%	4.90%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$—	$—	$—
Accumulated loss	(4,978)	(5,101)	(2,481)
Amounts not yet recognized as a component of net periodic benefit cost	(4,978)	(5,101)	(2,481)
Accumulated net periodic benefit cost in excess of contributions	(6,879)	(7,612)	(6,929)
Net amount recognized	$(11,857)	$(12,713)	$(9,410)

Components of net periodic benefit cost
Service cost	$-	$383	$455
Interest cost	1,979	2,054	1,768
Expected return on plan assets	(1,903)	(1,848)	(1,487)
Amortization of net loss	990	386
Net periodic benefit cost	$1,066	$975	$736

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$49,791	$51,008	$41,528
Accumulated benefit obligation	49,791	51,008	41,528
Fair value of assets	37,934	38,295	32,118

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$5,867	$10,964	$14,230
Service cost	113	225	484
Interest cost	244	396	518
Plan amendments	—	(5,730)	—
Benefits paid	(647)	(429)	(351)
Actuarial (gain) loss	1,034	441	(3,917)
Benefit obligation at end of year	$6,611	$5,867	$10,964

Weighted average assumptions: benefit obligations
Discount rate	4.49%	4.29%	4.96%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	647	429	351
Benefits paid, net of employee contributions	(647)	(429)	(351)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(441)	$(379)	$(536)
Non-current postretirement benefit obligation	(6,170)	(5,488)	(10,428)
Net amount recognized in balance sheet	$(6,611)	$(5,867)	$(10,964)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.29%	4.96%	3.92%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$5,305	$6,104	$1,145
Accumulated gain (loss)	(850)	185	627
Amounts not yet recognized as a component of net periodic benefit cost	4,455	6,289	1,772
Net periodic benefit cost in excess of accumulated contributions	(11,066)	(12,156)	(12,736)
Net amount recognized	$(6,611)	$(5,867)	$(10,964)

Components of net periodic benefit cost
Service cost	$113	$225	$484
Interest cost	244	396	518
Amortization of prior service credit	(799)	(771)	(743)
Amortization of accumulated loss	—	(1)	111
Net periodic benefit cost	$(442)	$(151)	$370
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$781	$799	$502
Net loss	(15)	—	—
	$766	$799	$502

Healthcare cost trend rate assumed for next year	8.50%	8.30%	7.80%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2026	2026	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2015	2014	2012
Effect on total of service and interest cost	$0	$35	$91
Effect on postretirement benefit obligation	4	7	1,041

	1% Decrease
	2015	2014	2013
Effect on total of service and interest cost	$0)	$(30)	$(77)
Effect on postretirement benefit obligation	(4)	(7)	(881)

For fiscal 2016, the Company expects to make a $3.3 million contribution to the qualified domestic pension plan, $37,000 to the nonqualified domestic pension plan, $1.1 million to the U.K. pension plan, and $441,000 to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year			Pension	Other Benefits
2016			$6,647	$441
2017			7,008	370
2018			7,328	340
2019			7,685	336
2020			8,033	340
2021	-	2025	45,429	1,786

12. DEBT

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	June 30, 2015	June 30, 2014
Short-term and current maturities
Loan and Security Agreement	$1,474	$10,410
Capitalized leases	78	138
	$1,552	$10,548
Long-term debt
Loan and Security Agreement, net of current portion	$18,552	$10,726
Capitalized leases	-	78
	18,552	10,804
Total debt	$20,104	$21,352

Future maturities of debt are as follows (in thousands):

Fiscal Year
2016	$1,552
2017	1,543
2018	10,914
2019	1,688
2020	1,765
Thereafter	2,642
Total	$20,104

The Company completed the negotiations for an amended Loan and Security Agreement and executed the new agreement as of April 25, 2015.  Borrowings under this agreement may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate under the agreement for fiscal 2015 was 2.03%.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. As of June 30, 2015, the Company was in compliance with all the covenants. The Company expects to be able to meet the covenants in future periods.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The $15.5 million term loan is subject to the same financial covenants as the Loan and Security Agreement. As of June 30, 2015, $10.7 million of the term loan was outstanding.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2015, the Company had borrowings of $9.3 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has one standby letter of credit totaling $0.8 million which reduce the $23.0 million available Line of Credit to $22.2 million.  As of June 30, 2015, the Company has approximately $12.9 million available in the Line of Credit.

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

14. CONTINGENCIES

The Company is involved in certain legal matters which arise in the normal course of business, which are not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

15. OPERATING DATA

The Company believes it has no significant concentration of credit risk as of June 30, 2015. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The Company’s operations are primarily in North America, Brazil the United Kingdom and China. Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

	2015	2014	2013
Net Sales
United States	$147,589	$143,803	$133,129
Brazil	70,629	80,794	86,122
United Kingdom	29,789	31,717	29,260
China	22,385	22,663	17,882
North America (other than U.S.)	11,555	12,062	12,344
Eliminations and other	(40,397)	(43,905)	(34,940)
Total	$241,550	$247,134	$243,797

Long-lived Assets
United States	$58,185	$61,930	$77,198
Brazil	8,154	12,699	11,044
United Kingdom	5,211	5,779	4,527
China	3,347	3,558	3,460
North America (other than U.S.)	360	387	449
Eliminations and other	3,602	188	168
Total	$78,859	$84,541	$96,846

16. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2013	$57,487	$17,809	$845	$216	$0.03
December 2013	61,841	20,345	2,941	1,782	0.26
March 2014	58,281	19,259	2,667	1,682	0.24
June 2014	69,525	23,683	5,604	3,032	0.44
	$247,134	$81,096	$12,057	$6,712	$0.97
September 2014	$60,172	$19,143	$1,741	$923	$0.13
December 2014	63,821	22,164	4,323	2,447	0.35
March 2015	56,116	18,694	3,508	2,437	0.35
June 2015	61,441	16,694	370	(563)	(0.08)
	$241,550	$76,695	$9,942	$5,244	$.75

Fourth quarter sales in fiscal 2015 declined were $8.1 million lower than in the fourth quarter of fiscal 2014. Unfavorable exchange rates represented $7.8 million of the difference. The Brazilian real declined 28% against the U.S. dollar in the fourth quarter of fiscal 2015 compared to fiscal 2014. Gross margins declined $7.0 million with North American declining $2.4 million and international sliding $4.6 million. Reduced sales and higher cost were the prime factors impacting North America. Foreign currency and pension represented $2.5 million and $1.0 million respectively of the international gross margin deficit.

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

During the fourth quarter of fiscal 2015, the Company effectively remediated the material weakness within its financial reporting process related to revenue transactions and the information technology system at its Bytewise subsidiary. The steps taken to achieve remediation included cooperation between Corporate management and Bytewise staff in the implementation of a Global Finance Policy defining control procedures relevant to the issues identified at Bytewise. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2015 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2015 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The L.S. Starrett Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015 and our report dated August 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

August 25, 2015

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 2015 (the “2015 Proxy Statement”), which will be mailed to stockholders on or about September 9, 2015. The information in that portion of the 2015 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	63	2001	President and CEO and Director
Francis J. O’Brien	68	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	62	2000	Vice President Sales
Stephen F. Walsh (1)	69	2001	Senior Vice President Operations and Director
James B. Taylor	49	2015	Vice President Operations

‘(1) Mr. Walsh retired effective June 30, 2015.

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

Mr. Taylor, age 49, joined the Company on June 22, 2015. He was previously Division Vice President, Operations for Zygo Corporation, a unit of Ametek’s Ultra Precision Technologies Division, from 2014 to 2015, Director of Optical components Manufacturing of Zygo Corporation from 2010 to 2014, and Vice President of JML Optical Industries, Inc. from 2004 to 2010. Mr. Taylor holds a Bachelor’s degree, a Master’s degree, and a Doctorate in Industrial Engineering from Purdue University.

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

Code of Ethics

The Company has adopted a Policy on Business Conduct and Ethics (the “Ethics Policy”) applicable to all directors, officers and employees of the Company. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Ethics Policy is available on the Company’s website at www.starrett.com. Stockholders may also obtain free of charge a printed copy of the Ethics Policy by writing to the Clerk of the Company at The L.S. Starrett Company, 121 Crescent Street, Athol, MA 01331. We intend to disclose any future amendments to, or waivers from, the Ethics Policy within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2015 Proxy Statement, and is hereby incorporated by reference.

On July 15, 2010, the Company entered into a Change of Control Agreement with Francis J. O’Brien.  The terms of Mr. O’Brien’s Agreement are identical to those contained in the Change of Control Agreement between the Company and Stephen F. Walsh dated as of January 16, 2009, a form of which is incorporated by reference as Exhibit 10k to this Form 10-K.   Such terms are described in the Company’s Form 10-Q filed for the quarter ended December 27, 2008 and are incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2012 Employees’ Stock Purchase Plan (“2012 Plan”) as of June 30, 2015. The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting and shares of Class A or Class B common stock may be issued under the 2012 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	54,307	$12.79	414,975
Equity compensation plans not approved by security holders	—	—	—
Total	54,307	$12.79	414,975

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2015 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of management:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Management” in Section I of Part I in the Company’s 2015 Proxy Statement. These portions of the 2015 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2015 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2015 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2015 and June 30, 2014.

Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2015.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended June 30, 2015.

Consolidated Statements of Stockholders’ Equity for each of the years in the three year period ended June 30, 2015.

Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 2015.

Notes to Consolidated Financial Statements

       2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2015	$704	$179	$(163)	$(108)	$612
Year Ended June 30, 2014	697	27	27	(47)	704
Year Ended June 30, 2013	965	7	(42)	(233)	697

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2015	$3,334	$1,242	$(24)	$(51)	$4,501
Year Ended June 30, 2014	4,539	302	(355)	(1,152)	3,334
Year Ended June 30, 2013	2,560	685	1,595	(301)	4,539

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

10a	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10b*	The L.S. Starrett Company Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009, filed herewith..

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed with Form 10-K for the year ended June 30, 2012 is hereby incorporated by reference.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

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

10m*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10n*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, dated December 31, 2013 is hereby incorporated by reference.

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

10u*	Cash Bonus Plan for executives officers of the Company, filed with Form 10-K for the year ended June 30, 2013, is hereby incorporated by reference.

10v	Amendment dated December 23, 2013 to the Company’s amended Loan and Security Agreement, is hereby incorporated by reference.

10w	Amendment dated January 26, 2015 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender.

21	Subsidiaries of the L.S. Starrett Company

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Aug. 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Aug. 25, 2015 President and CEO and Director (Principal Executive Officer)	Salvador de Camargo, Jr., Aug. 25, 2015 President and Director Starrett Industria e Comercio Ltda, Brazil

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien , Aug. 25, 2015 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Aug. 25, 2015 Director

/S/RICHARD B. KENNEDY	/S/STEPHEN F. WALSH
Richard B. Kennedy, Aug. 25, 2015	Stephen F Walsh, Aug. 25, 2015
Director	Senior Vice President Operations and Director

/S/DAVID A. LEMOINE	/S/RALPH G. LAWRENCE
David A. Lemoine, Aug. 25, 2015	Ralph G. Lawrence, Aug. 25, 2015
Director	Director