Form 10-Q
period 2015-09-30
STARRETT L S CO
filed 2015-11-04
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 31, 2015

Class A Common Shares	6,240,805

Class B Common Shares	777,520

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.
Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2015 (unaudited) and June 30, 2015	3

		Consolidated Statements of Operations – three months ended September 30, 2015 and September 30, 2014 (unaudited)	4

		Consolidated Statements of Comprehensive Loss – three months ended September 30, 2015 and September 30, 2014 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three months ended September 30, 2015 (unaudited)	6

		Consolidated Statements of Cash Flows - three months ended September 30, 2015 and September 30, 2014 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information:

	Item 1A.	Risk Factors	14

	Item 6.	Exhibits	15

SIGNATURES			16

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	September 30, 2015 (unaudited)	June 30, 2015

ASSETS
Current assets:
Cash	$12,939	$11,108
Short-term investments	7,565	7,855
Accounts receivable (less allowance for doubtful accounts of $609 and $612, respectively)	29,172	40,311
Inventories	60,090	63,003
Current deferred income tax assets	4,253	4,554
Prepaid expenses and other current assets	6,777	6,582
Total current assets	120,796	133,413

Property, plant and equipment, net	42,867	44,413
Income taxes receivable	3,209	3,383
Deferred income tax assets, net of current portion	18,715	18,803
Intangible assets, net	6,954	7,125
Goodwill	3,034	3,034
Other assets	2,149	2,101
Total assets	$197,724	$212,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,534	$1,552
Accounts payable	8,853	9,471
Accrued expenses	5,227	7,011
Accrued compensation	4,325	5,565
Total current liabilities	19,939	23,599

Long-term debt, net of current portion	18,773	18,552
Other income tax obligations	4,785	4,607
Deferred income tax liabilities	1,520	1,548
Postretirement benefit and pension obligations	48,838	49,536
Total liabilities	93,855	97,842

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,238,575 outstanding at September 30, 2015 and 6,223,558 outstanding at June 30, 2015)	6,238	6,224
Class B Common stock $1 par (10,000,000 shares authorized; 780,776 outstanding at September 30, 2015 and 789,069 outstanding at June 30, 2015)	781	789
Additional paid-in capital	54,964	54,869
Retained earnings	97,282	98,164
Accumulated other comprehensive loss	(55,396)	(45,616)
Total stockholders' equity	103,869	114,430
Total liabilities and stockholders’ equity	$197,724	$212,272

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2015	9/30/2014

Net sales	$51,038	$60,172
Cost of goods sold	35,186	41,029
Gross margin	15,852	19,143
% of Net sales	31.1%	31.8%

Selling, general and administrative expenses	15,673	18,077

Operating income	179	1,066

Other income	303	675

Income before income taxes	482	1,741

Income tax expense	660	818

Net income (loss)	$(178)	$923

Basic and diluted income (loss) per share	$(0.03)	$0.13

Weighted average outstanding shares used in per share calculations:
Basic	7,014	6,965
Diluted	7,014	6,999

Dividends per share	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Loss

 (in thousands) (unaudited)

	3 Months Ended
	9/30/2015	9/30/2014

Net income (loss)	$(178)	$923
Other comprehensive loss:
Translation loss	(9,780)	(6,948)
Pension and postretirement plans, net of tax of $0 and $22 respectively	-	(22)
Other comprehensive loss	(9,780)	(6,970)

Total comprehensive loss	$(9,958)	$(6,047)

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2015

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total

Balance June 30, 2015	$6,224	$789	$54,869	$98,164	$(45,616)	$114,430
Total comprehensive loss				(178)	(9,780)	(9,958)
Dividends ($0.10 per share)				(704)		(704)
Repurchase of shares	(6)	(2)	(99)			(107)
Issuance of stock	14		192			206
Stock-based compensation			2			2
Conversion	6	(6)				-
Balance September 30, 2015	$6,238	$781	$54,964	$97,282	$(55,396)	$103,869

Accumulated balance consists of:
Translation loss					$(47,080)
Pension and postretirement plans, net of taxes					(8,316)
					$(55,396)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	3 Months Ended
	9/30/2015	9/30/2014

Cash flows from operating activities:
Net income (loss)	$(178)	$923
Non-cash operating activities:
Depreciation	1,558	1,996
Amortization	333	317
Stock-based compensation	144	125
Net long-term tax obligations	433	-
Deferred taxes	42	1,343
Unrealized transaction (gain) loss	42	(1)
Income from equity method investment	(47)	(47)
Working capital changes:
Accounts receivable	6,799	5,825
Inventories	(2,298)	(3,457)
Other current assets	(827)	(1,219)
Other current liabilities	(868)	(1,012)
Postretirement benefit and pension obligations	(271)	(6)
Other	(5)	170
Net cash provided by operating activities	4,857	4,957

Cash flows from investing activities:
Additions to property, plant and equipment	(2,003)	(1,584)
Software development	(162)	(122)
Purchase of investments	-	(28)
Net cash used in investing activities	(2,165)	(1,734)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	921
Proceeds from long-term borrowings	750	-
Long-term debt repayments	(547)	(379)
Proceeds from common stock issued	64	66
Shares purchased	(107)	(11)
Dividends paid	(704)	(697)
Net cash used in financing activities	(544)	(100)

Effect of exchange rate changes on cash	(317)	(1,033)

Net increase in cash	1,831	2,090
Cash, beginning of period	11,108	16,233
Cash, end of period	$12,939	$18,323

Supplemental cash flow information:
Interest paid	$163	$187
Income taxes paid, net	295	897

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The balance sheet as of June 30, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three months ended September 30, 2015, have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2015 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Accounting Standards Update (ASU) 2015-11, "Inventory - Simplifying the Measurement of Inventory" requires companies to measure most inventory at the lower of cost or net realizable value, thereby simplifying the current guidance under which a company must measure inventory at the lower of cost or market. This Update eliminates the need to determine replacement cost and evaluate whether said cost is within a quantitative range. This Update also further aligns U.S. GAAP and international accounting standards. For public companies, the guidance in ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Management does not expect ASU 2015-11 to have a material impact on the Company's financial statements and disclosures.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2015, there were 20,000 stock options and 76,101 restricted stock units outstanding. In addition, there were 391,600 shares available for grant under the 2012 Stock Plan as of September 30, 2015.

For stock option grants the fair value of each grant is estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (Simplified Method).

No stock options were granted during the three months ended September 30, 2015 and 2014.

The weighted average contractual term for stock options outstanding as of September 30, 2015 was 7.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2015 was $0.1 million. Stock options exercisable as of September 30, 2015 were 13,167.

The Company accounts for stock options and RSU awards by recognizing the expense of the fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 40,200 RSU awards with a fair value of $15.11per RSU granted during the three months ended September 30, 2015. There were 6,333 RSUs settled during the three months ended September 30, 2015.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2015 was $1.2 million.  As of September 30, 2015 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the three month periods ended September 30, 2015 and 2014 was $0.1 million and $0.1 million, respectively.  As of September 30, 2015, there was $1.2 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $0.4 relates to performance based RSU grants that are not expected to be awarded. The remaining $0.8 million is expected to be recognized over a weighted average period of 2.3 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	9/30/2015	6/30/2015
Raw material and supplies	$32,316	$32,784
Goods in process and finished parts	16,851	18,569
Finished goods	39,094	39,689
	88,261	91,042
LIFO Reserve	(28,171)	(28,039)
Inventories	$60,090	$63,003

LIFO inventories were $13.5 million and $14.6 million at September 30, 2015 and June 30, 2015, respectively, such amounts being approximately $28.2 million and $28.0 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.1 million increase in cost of sales for the three months ended September 30, 2015 compared to a $0.1 million decrease for the three months ended September 30, 2014.

Note 5:   Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The Company’s acquisition of Bytewise in 2011 gave rise to goodwill. The Company performs an impairment assessment on an annual basis as of the end of October or more frequently if circumstances warrant. The impairment assessment is a two-step process. The first step requires a comparison of the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the fair value, the second step of the evaluation must be performed. The second step compares the fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, on October 31, 2014, the Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The Company also utilized the comparable company multiples method and market transaction fair value method to validate the fair value amount it obtained using the income approach. The key assumptions utilized in the discounted cash flow model included estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, overall economic conditions, and an assessment of current market capitalization. Any unfavorable material changes to these key assumptions could potentially impact the Company’s fair value determinations. As of October 31, 2014, the fair value of the goodwill assessment exceeded the carrying amount by approximately 37%. Therefore no goodwill impairment was recorded. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	9/30/2015	6/30/2015
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	1,817	1,655
Other intangible assets	325	325
Total	11,530	11,368
Accumulated amortization	(4,576)	(4,243)
Total net balance	$6,954	$7,125

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and 5 years for software development.

The estimated aggregate amortization expense for the remainder of fiscal 2016 and for each of the next five years and thereafter, is as follows (in thousands):

2016 (Remainder of year)	$1,104
2017	1,464
2018	1,396
2019	1,317
2020	794
2021	336
Thereafter	543

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2015	9/30/2014
Service cost	$714	$694
Interest cost	1,768	1,690
Expected return on plan assets	(1,594)	(1,740)
Amortization of net loss	14	7
	$902	$651

Net periodic benefit costs for the Company's post-retirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended
	9/30/2015	9/30/2014
Service cost	$26	$28
Interest cost	72	61
Amortization of prior service credit	(195)	(200)
Amortization of net loss	4	-
	$(93)	$(111)

The Company’s pension plans use fair value as the market-related value of plan assets and recognize net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation in net periodic (benefit) cost as of the plan measurement date, which is the same as the fiscal year end of the Company. Net actuarial gains or losses that are less than 10% of the thresholds noted above are accounted for as part of the accumulated other comprehensive loss.

Effective December 31, 2013, the Company terminated the eligibility of employees ages 55 - 64 years old to enter into the Post-retirement Medical Plan.

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	9/30/2015	6/30/2015
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,491	$1,474
Capitalized leases	43	78
	1,534	1,552
Long-term debt
Loan and Security Agreement	18,773	18,552
	$20,307	$20,104

The Company completed the negotiations for an amended Loan and Security Agreement and executed the new agreement as of April 25, 2015.  Borrowings under this agreement may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  Based upon a new three year term, the Line of Credit has been classified as long-term. As of September 30, 2015, $9.9 million was outstanding on the Line of Credit.

The material financial covenants of the amended Loan and Security Agreement were: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1. 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of September 30, 2015.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The term loan, which had a balance of $10.4 million at September 30, 2015, is subject to the same financial covenants as the Loan and Security Agreement.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2015 and 2014 was 2.1% and 2.0%, respectively.

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

The tax expense for the first quarter of fiscal 2016 was $660,000 on a profit before tax of $482,000 (an effective tax rate of 136.9%). The tax expense for the first quarter of fiscal 2015 was $818,000 on a profit before tax for the quarter of $1,741,000 (an effective tax rate of 47.0%). The tax rate is higher than the U.S. statutory rate primarily due to losses in some foreign jurisdictions for which no tax benefit is recognized. In the first quarter of fiscal 2016, there was a discrete reduction to tax expense of $54,000 related to return to provision adjustments in the United Kingdom (UK). In the first quarter of fiscal 2015, there was a discrete reduction to tax expense of $75,000 related to use of tax loss carryforwards and the reduction of the tax liability for audits related to the expiration of the statute of limitations.

U.S. Federal tax returns through fiscal 2011 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2012 are still subject to adjustment. As of September 30, 2015, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2010 – 2014. During the next twelve months, it is possible that the Company will recognize a reduction of $0.4 million in its long term tax obligations due to the lapse of the applicable statute of limitations.

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

No valuation allowance has been recorded for the Company’s domestic federal net operating loss (NOL) carry-forwards. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the U.S. federal NOL carryforwards. In certain other countries where Company operations are in a loss position, the deferred tax assets for tax loss carryforwards and other temporary differences are fully offset by a valuation allowance.

Note 9:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2015 and September 30, 2014

Overview

As a multi-national company, our business operations are subject to global political, economic and currency volatility. Over the past quarter, the Company’s domestic business was hurt by slowdowns in the oil and agricultural sectors, while the results from our international operations, particularly in Brazil and China, were negatively impacted by both significant economic challenges and currency devaluations. Management has implemented pricing and cost changes to address these issues, but has minimal control over currency fluctuations.

Net sales declined $9.2 million or 15%. Operating income also declined $0.9 million as $3.3 million gross margin erosion was only partially offset by a $2.4 million decrease in selling, general and administrative expenses. Net income declined $1.1 million from income of $0.9 million or $0.13 per share in fiscal 2015 to a loss of $0.2 million or ($0.03) per share in fiscal 2016.

Net Sales

North American sales declined $1.9 million or 6% from $34.3 million in fiscal 2015 to $32.4 million in fiscal 2016 as a 9% drop in precision hand tool sales more than offset continued growth in capital equipment shipments of 11%. International sales declined $7.3 million or 28% from $25.9 million in fiscal 2015 to $18.6 million in fiscal 2016 principally due to a recession in Brazil and a currency weakening of the Brazilian Real. The devaluation of the Brazilian currency represented $5.5 million or 75% of the international sales decline.

Gross Margin

Gross margin declined $3.3 million from $19.1 million in fiscal 2015 to $15.8 million in fiscal 2016. North American fiscal 2016 gross margin of $10.2 million was a $0.2 million decline compared with fiscal 2015 principally due to lower sales which was partially offset by a favorable product mix related to sales growth in higher margin capital equipment. International gross margins declined $3.1 million to $5.7 million due to sales decline and currency devaluation representing $1.4 and $1.7 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.4 million or 13% with currency accounting for 90% of the reduction. North American expenses decreased $0.6 million due to reduced information technology expenses and professional fees. International expenses decreased $1.8 million as higher selling expenses were offset by a $2.2 reduction related to currency.

Other Income

Other Income declined $0.4 million from $0.7 million in fiscal 2015 to $0.3 million in fiscal 2016 as the devaluation of the Chinese Yuan in fiscal 2016 increased China’s dollar denominated liabilities which were partially offset by gains related to the stronger U. S. dollar for dollar denominated assets, primarily accounts receivables related to export sales.

Income Tax Expense

The effective tax rates for the first quarter of fiscal 2016 and 2015 were 136.9% and 47.0%, respectively. The quarterly tax rate increased in both years due to losses in some foreign subsidiaries for which no tax benefit is recognized.

Net Income (Loss)

The Company recorded a net loss of $0.2 million or ($0.03) per share in the first quarter of fiscal 2016 compared to net earnings of $0.9 million or $0.13 per share in fiscal 2015 principally due to lower revenue and gross margins only partially offset by reduced selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three months Ended
	9/30/2015	9/30/2014

Cash provided by operating activities	$4,857	$4,957
Cash used in investing activities	(2,165)	(1,734)
Cash used in financing activities	(544)	(100)
Effect of exchange rate changes on cash	(317)	(1,033)

Net increase in cash	$1,831	$2,090

Net cash increased $1.8 million as improved working capital management was sufficient to offset outflows for capital equipment, debt, dividends and unfavorable exchanges rates. The $0.3 million reduction in cash flow compared to the same period one year ago was primarily due to reduced profitability and higher capital expenditures.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.9 million was outstanding as of September 30, 2015.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of September 30, 2015, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018 and the Company plans to negotiate an extension to the Agreement.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the three months ended September 30, 2015 was 2.07%.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2015, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2015..

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2015. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2015.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 4, 2015	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	November 4, 2015	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)