Form 10-Q
period 2015-12-31
STARRETT L S CO
filed 2016-02-03
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 31, 2016

Class A Common Shares	6,240,537

Class B Common Shares	775,081

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2015 (unaudited) and June 30, 2015	3

		Consolidated Statements of Operations – three and six months ended December 31, 2015 and December 31, 2014 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2015 and December 31, 2014 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – six months ended December 31, 2015 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2015 and December 31, 2014 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information:

	Item 1A.	Risk Factors	15

	Item 6.	Exhibits	16

SIGNATURES			17

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2015 (unaudited)	June 30, 2015

ASSETS
Current assets:
Cash	$18,380	$11,108
Short-term investments	-	7,855
Accounts receivable (less allowance for doubtful accounts of $698 and $612, respectively)	31,204	40,311
Inventories	58,262	63,003
Current deferred income tax assets	4,143	4,554
Prepaid expenses and other current assets	6,200	6,582
Total current assets	118,189	133,413

Property, plant and equipment, net	42,940	44,413
Income taxes receivable	3,103	3,383
Deferred income tax assets, net of current portion	18,782	18,803
Intangible assets, net	6,783	7,125
Goodwill	3,034	3,034
Other assets	2,170	2,101
Total assets	$195,001	$212,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,516	$1,552
Accounts payable	8,148	9,471
Accrued expenses	5,876	7,011
Accrued compensation	3,479	5,565
Total current liabilities	19,019	23,599

Long-term debt, net of current portion	17,889	18,552
Other income tax obligations	4,680	4,607
Deferred income tax liabilities	1,489	1,548
Postretirement benefit and pension obligations	48,152	49,536
Total liabilities	91,229	97,842

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,239,083 outstanding at December 31, 2015 and 6,223,558 outstanding at June 30, 2015)	6,239	6,224
Class B Common stock $1 par (10,000,000 shares authorized; 780,474 outstanding at December 31, 2015 and 789,069 outstanding at June 30, 2015)	780	789
Additional paid-in capital	55,010	54,869
Retained earnings	97,037	98,164
Accumulated other comprehensive loss	(55,294)	(45,616)
Total stockholders' equity	103,772	114,430
Total liabilities and stockholders’ equity	$195,001	$212,272

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Net sales	$53,671	$63,821	$104,709	$123,993
Cost of goods sold	37,672	41,657	72,858	82,686
Gross margin	15,999	22,164	31,851	41,307
% of Net sales	29.8%	34.7%	30.4%	33.3%

Selling, general and administrative expenses	14,796	18,461	30,469	36,538

Operating income	1,203	3,703	1,382	4,769

Other income (expense)	(211)	620	92	1,295

Income before income taxes	992	4,323	1,474	6,064

Income tax expense	534	1,876	1,194	2,694

Net income	$458	$2,447	$280	$3,370

Basic and diluted income per share	$0.07	$0.35	$0.04	$0.48

Weighted average outstanding shares used in per share calculations:
Basic	7,022	6,974	7,018	6,970
Diluted	7,043	7,012	7,050	7,010

Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Net income	$458	$2,447	$280	$3,370
Other comprehensive income (loss):
Translation gain (loss)	102	(4,820)	(9,678)	(11,768)
Pension and postretirement plans, net of tax of $0,$0,$0 and $22 respectively	-	-	-	(22)
Other comprehensive income (loss)	102	(4,820)	(9,678)	(11,790)

Total comprehensive income (loss)	$560	$(2,373)	$(9,398)	$(8,420)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2015

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2015	$6,224	$789	$54,869	$98,164	$(45,616)	$114,430
Total comprehensive income (loss)	-	-	-	280	(9,678)	(9,398)
Dividends ($0.20 per share)	-	-	-	(1,407)	-	(1,407)
Repurchase of shares	(22)	(3)	(272)	-	-	(297)
Issuance of stock	22	9	341	-	-	372
Stock-based compensation	-	-	72	-	-	72
Conversion	15	(15)	-	-	-	-
Balance December 31, 2015	$6,239	$780	$55,010	$97,037	$(55,294)	$103,772

Accumulated balance consists of:
Translation loss					$(46,978)
Pension and postretirement plans, net of taxes					(8,316)
					$(55,294)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	6 Months Ended
	12/31/2015	12/31/2014

Cash flows from operating activities:
Net income	$280	$3,370
Non-cash operating activities:
Depreciation	3,052	3,959
Amortization	667	634
Stock-based compensation	227	211
Net long-term tax obligations	320	1,723
Deferred taxes	(1)	1,301
Unrealized transaction gain	44	(6)
Income on equity method investment	(73)	(116)
Working capital changes:
Accounts receivable	4,666	5,928
Inventories	(661)	(6,158)
Other current assets	(235)	(1,468)
Other current liabilities	(1,351)	(2,986)
Postretirement benefit and pension obligations	(677)	(866)
Other	(79)	310
Net cash provided by operating activities	6,179	5,836

Cash flows from investing activities:
Additions to property, plant and equipment	(3,611)	(2,768)
Software development	(325)	(300)
Purchase of investments	-	(45)
Proceeds from sale of investments	7,621	201
Net cash provided by (used in) investing activities	3,685	(2,912)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	921
Proceeds from long-term borrowings	750	-
Long-term debt repayments	(1,448)	(767)
Proceeds from common stock issued	217	256
Shares repurchased	(297)	(33)
Dividends paid	(1,407)	(1,396)
Net cash used in financing activities	(2,185)	(1,019)

Effect of exchange rate changes on cash	(407)	(1,999)

Net increase (decrease) in cash	7,272	(94)
Cash, beginning of period	11,108	16,233
Cash, end of period	$18,380	$16,139

Supplemental cash flow information:
Interest paid	$349	$363
Income taxes paid, net	557	1,183

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

December 31, 2015

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The balance sheet as of June 30, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three and six months ended December 31, 2015 and December 31, 2014, have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” requires that companies classify all deferred taxes as non-current assets or liabilities. This change is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years. There is no impact to earnings as a result of this change; however, current assets will be reduced by the amount of the current deferred tax asset as that amount will be included with the long term deferred tax asset upon adoption of this ASU.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2015, there were 20,000 stock options and 73,367 restricted stock units outstanding. In addition, there were 391,600 shares available for grant under the 2012 Stock Plan as of December 31, 2015.

For stock option grants the fair value of each grant is estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (Simplified Method).

No stock options were granted during the six months ended December 31, 2015 and 2014.

The weighted average contractual term for stock options outstanding as of December 31, 2015 was 7 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2015 was $0.1 million. Stock options exercisable as of December 31, 2015 were 20,000.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 40,200 RSU awards with a fair value of $15.11 per RSU granted during the six months ended December 31, 2015. There were 9,067 RSUs settled during the six months ended December 31, 2015.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2015 was $1.2 million.  As of December 31, 2015 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the six month periods ended December 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively.  As of December 31, 2015, there was $1.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $0.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.4 million is expected to be recognized over a weighted average period of 2.2 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	12/31/2015	6/30/2015
Raw material and supplies	$31,182	$32,784
Goods in process and finished parts	16,195	18,569
Finished goods	39,364	39,689
	86,741	91,042
LIFO Reserve	(28,479)	(28,039)
Inventories	$58,262	$63,003

LIFO inventories were $12.5 million and $14.6 million at December 31, 2015 and June 30, 2015, respectively, such amounts being approximately $28.5 million and $28.0 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.4 million increase in cost of sales for the six months ended December 31, 2015 compared to a $0.1 million decrease for the six months ended December 31, 2014.

Note 5:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 gave rise to a goodwill asset balance. The Company performed a qualitative analysis in accordance with ASU 2011-08 for its October 1, 2015 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit exceeds its respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of October 1, 2015.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2015	6/30/2015
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	1,980	1,655
Other intangible assets	325	325
Total	11,693	11,368
Accumulated amortization	(4,910)	(4,243)
Total net balance	$6,783	$7,125

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

The estimated aggregate amortization expense for the remainder of fiscal 2016 and for each of the next five years and thereafter, is as follows (in thousands):

2016 (Remainder of year)	$749
2017	1,497
2018	1,429
2019	1,350
2020	826
2021	389
Thereafter	543

Note 6:   Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2015 (Unaudited)	12/31/2014	12/31/2015 (Unaudited)	12/31/2014
Service cost	$715	$694	$1,429	$1,388
Interest cost	1,759	1,722	3,527	3,412
Expected return on plan assets	(1,585)	(1,772)	(3,179)	(3,512)
Amortization of net loss	12	7	26	14
	$901	$651	$1,803	$1,302

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2015 (Unaudited)	12/31/2014	12/31/2015 (Unaudited)	12/31/2014
Service cost	$27	$29	$53	$57
Interest cost	72	61	144	122
Amortization of prior service credit	(196)	(200)	(391)	(400)
Amortization of net loss	3		7
	$(94)	$(110)	$(187)	$(221)

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

Effective December 31, 2014, the Company terminated the eligibility of employees ages 55 - 64 years old to enter into the Post-retirement Medical Plan.

Note 7:   Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	12/31/2015	6/30/2015
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,507	$1,474
Capitalized leases	9	78
	1,516	1,552
Long-term debt
Loan and Security Agreement	17,889	18,552
	$19,405	$20,104

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  As of December 31, 2015, $9.4 million was outstanding on the Line of Credit.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of December 31, 2015.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan, which had a balance of $10.0 million at December 31, 2015, is subject to the same financial covenants as the Loan and Security Agreement.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six months ended December 31, 2015 and 2014 was 2.1% and 2.0%, respectively.

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

The tax expense for the second quarter of fiscal 2016 was $534,000 on a profit before tax of $992,000 (an effective tax rate of 53.8%). The tax expense for the second quarter of fiscal 2015 was $1,876,000 on a profit before tax for the quarter of $4,323,000 (an effective tax rate of 43.4%). For the first half of fiscal 2016, tax expense was $1,194,000 on profit before tax of $1,474,000 (an effective tax rate of 81.0%) and for the first half of fiscal 2015, tax expense was $2,694,000 on profit before tax of $6,064,000 (tax rate of 44.4%). The tax rate is higher than the U.S. statutory rate primarily due to losses in foreign jurisdictions for which no tax benefit is recognized. In the first quarter of fiscal 2016, there was a discrete reduction to tax expense of $54,000 related to return to provision adjustments in the United Kingdom (UK). In addition, in the second quarter of fiscal 2016, there were discrete adjustments of an increase for interest on audit exposures of $46,000 and a decrease for return to provision adjustments in the U.S. of $146,000. In the first half of fiscal 2015, there was a discrete reduction to tax expense of $108,000 related to use of tax loss carryforwards and a reduction of the tax liability for audits related to the expiration of the statute of limitations; $33,000 of this was recorded in the second quarter of fiscal 2015.

U.S. Federal tax returns through fiscal 2011 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2012 are still subject to adjustment. As of December 31, 2015, the Company has resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2010 – 2014. During the next twelve months, it is possible that the Company will recognize a reduction of $0.4 million in its long term tax obligations due to the lapse of the applicable statute of limitations.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended December 31, 2015 and December 31, 2014

Overview

The Company is a multi-national business that has experienced the headwinds of a strong dollar and a slowing international and domestic economy. The domestic market has slowed primarily due to spending cuts in the oil sector while the international divisions have encountered stagnant or recessionary economic conditions and weakening currencies.

Net sales decreased $10.2 million or 16% from $63.9 million in fiscal 2015 to $53.7 million in fiscal 2016. International results account for $9.1 million or 90% of the shortfall. Operating income declined $2.5 million as $6.1 million of erosion in gross margin more than offset a $3.6 million decrease in selling, general and administrative expenses.

Net Sales

North American sales decreased $1.1 million or 3% from $35.4 million in fiscal 2015 to $34.3 million in fiscal 2016. A weakening in manufacturing activity resulted in reduced demand for precision hand tools and saws which more than offset continued gains in capital equipment metrology products.

International sales declined $9.1 million or 32% from $28.5 million in fiscal 2015 to $19.4 million in fiscal 2016. A combination of recession in Brazil, an economic slowdown in China and Europe, the unfavorable pricing impact of a strong dollar and $5.5 million in currency losses all contributed to difficult trading in our overseas markets.

Gross Margin

Gross margin decreased $6.1 million or 28% from 35% of sales in fiscal 2015 to 30% of sales in fiscal 2016. Lower revenues and margin decline representing $3.6 million and $2.5 million, respectively.

North American gross margins decreased $2.6 million from $12.4 million or 35% of sales in fiscal 2015 to $9.8 million or 29% of sales in fiscal 2016. The reduced gross margins were the result of a revenue decline in precision hand tools, without a comparable reduction in overhead costs, more than offsetting gains in the capital equipment gross margins.

International gross margins declined $3.5 million from 34% of sales in fiscal 2015 to 32% of sales in fiscal 2016. Unfavorable exchange rates had an impact of $1.8 million related principally to the weakening Brazilian Real coupled with revenue volume declines in Brazil and China based upon constant exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.6 million or 20% from 18.4 million in fiscal 2015 to $14.8 million in fiscal 2016.

North American expenses decreased $1.8 million from $10.0 million in fiscal 2015 to $8.2 million in fiscal 2016 principally due to lower incentive compensation, professional fees, and software amortization.

International expenses declined $1.8 million or 21% as the strong dollar resulted in a $1.7 million decrease in Brazilian expenses expressed in U. S. dollars as the Brazilian currency declined 70% in twelve months.

Other Income (expense)

Other income declined $0.8 million from income of $0.6 million in fiscal 2015 to an expense of $0.2 million in fiscal 2016 principally due to lower interest income and the impact of the stronger U. S. dollar on foreign subsidiaries’ dollar denominated assets and liabilities.

Income Taxes

The effective tax rate for the second quarter of fiscal 2016 and 2015 were 54% and 44%, respectively. The quarterly tax rate is higher than a normalized combined federal and state rate of approximately 40% principally due to losses in some foreign subsidiaries for which no tax benefit is recognized. The tax rate includes discrete benefits of $0.1 million in fiscal 2016 and $0.0 million in fiscal 2015.

Net Income

The Company recorded net income of $0.5 million or $0.07 per share in the second quarter of fiscal 2016 compared to net income of $2.4 million or $0.35 per share in fiscal 2015 principally due to reduced Operating Income, Other Expenses and a higher effective tax rate.

Six Months Ended December 31, 2015 and December 31, 2014

Overview

Net sales declined $19.3 million or 16% from $124.0 million in fiscal 2015 to $104.7 million in fiscal 2016. North America and International operations posting declines of $2.8 and $16.5 million, respectively. Operating income decreased $3.4 million in fiscal 2016 from $4.8 million in fiscal 2015 compared to $1.4 million in fiscal 2016 as lower sales and related gross margins more than offset reduced selling, general and administrative expenses.

Net Sales

North American sales decreased $2.8 million or 4% from $69.5 million in fiscal 2015 to $66.7 million in fiscal 2016, as demand for all precision hand tools declined, particularly in the oil and agricultural sectors.

International sales declined $16.5 million or 30% from $54.5 million in fiscal 2015 to $38.0 million in fiscal 2016.Unfavorable exchange rates representing $8.5 million of the shortfall. The impact of a recessionary economic environment was significant in Brazil as revenue declined 19% in local currency.

Gross Margin

Gross margin decreased $9.4 million or 23% from 33% of sales in fiscal 2015 to 30% of sales in fiscal 2016.Lower revenues and margin decline represented $6.4 and $3.1 million, respectively.

North American gross margins decreased $2.6 million or 12% in fiscal 2016 compared to fiscal 2015, as a result of reduced precision hand tool and saw product line revenues and increased costs.

International gross margins declined $6.8 million with weakening currencies representing $2.8 million. Excluding foreign exchange economic factors impacting margins, volume declines represented $2.2 and $1.0 million in Brazil and Europe, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $6.0 million or 16% from $36.5 million in fiscal 2015 to $30.5 million in fiscal 2016.

North American expenses decreased $2.2 million or 11% due to the completion of profit sharing in November of 2014 related to the Bytewise acquisition; lower incentive compensation; reduced professional fees; and completion of software amortization in fiscal 2015 related to a new ERP system.

International expenses decreased $3.8 million or 22% due to a $3.0 foreign currency reduction for expenses expressed in U. S. dollars, primarily due to a weakening of the Brazilian Real relative to the U. S. dollar. In addition, reduced spending for sales commissions and incentive compensation contributed an additional $0.6 million.

Other Income

Other income declined $1.2 million from income of $1.3 million in fiscal 2015 to $0.1 million in fiscal 2016 due to lower interest income and the devaluation of the Chinese Yuan currency relative to the U. S. dollar.

Income Taxes

The effective tax rate for the first of fiscal 2016 and 2015 was 81% and 44%, respectively. The effective rate is higher than federal and state statutory rates of approximately 40% due to losses in some foreign subsidiaries for which no tax benefit is recognized in consolidation.

Net Income

The Company recorded net income of $0.3 million or $0.04 per share in the first half of fiscal 2016 compared to net income of $3.4 million or $0.48 per share in fiscal 2015 principally due to lower Operating Income, reduced Other Income and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2015	12/31/2014

Cash provided by operating activities	$6,179	$5,836
Cash provided by (used in) investing activities	3,685	(2,912)
Cash used in financing activities	(2,185)	(1,019)
Effect of exchange rate changes on cash	(407)	(1,999)

Net increase (decrease) in cash	$7,272	$(94)

Net cash flow for the six months ending December 31, 2015 was $7.3 million principally due to the sale of investments of $7.6 million. This represents an improvement of $7.4 million compared to fiscal 2015 primarily due to the sale of investments of $7.6 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.4 million was outstanding as of December 31, 2015.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of December 31, 2015, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2015 and 2014 was 2.1% and 2.0% respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2015, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2015.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 3, 2016	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 3, 2016	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)