Form 10-Q
period 2016-03-31
STARRETT L S CO
filed 2016-04-21
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Common Shares outstanding as of	April 21, 2016

Class A Common Shares	6,242,838

Class B Common Shares	771,825

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2016 (unaudited) and June 30, 2015	3

		Consolidated Statements of Operations – three and nine months ended March 31, 2016 and March 31, 2015 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2016 and March 31, 2015 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – nine months ended March 31, 2016 (unaudited)	6

		Consolidated Statements of Cash Flows - nine months ended March 31, 2016 and March 31, 2015 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information:

	Item 1A.	Risk Factors	16

	Item 6.	Exhibits	16

SIGNATURES			17

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2016 (unaudited)	June 30, 2015

ASSETS
Current assets:
Cash	$22,231	$11,108
Short-term investments	-	7,855
Accounts receivable (less allowance for doubtful accounts of $746 and $612, respectively)	31,738	40,311
Inventories	57,663	63,003
Current deferred income tax assets	4,274	4,554
Prepaid expenses and other current assets	5,897	6,582
Total current assets	121,803	133,413

Property, plant and equipment, net	42,555	44,413
Income taxes receivable	2,730	3,383
Deferred income tax assets, net of current portion	18,573	18,803
Intangible assets, net	6,647	7,125
Goodwill	3,034	3,034
Other assets	2,185	2,101
Total assets	$197,527	$212,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,531	$1,552
Accounts payable	10,415	9,471
Accrued expenses	5,347	7,011
Accrued compensation	4,022	5,565
Total current liabilities	21,315	23,599

Long-term debt, net of current portion	17,500	18,552
Other income tax obligations	4,615	4,607
Deferred income tax liabilities	1,441	1,548
Postretirement benefit and pension obligations	46,081	49,536
Total liabilities	90,952	97,842

Stockholders' equity:
ClClass A Common stock $1 par (20,000,000 shares authorized; 6,236,900 outstanding at March 31, 2016 and 6,223,558 outstanding at June 30, 2015)	6,237	6,224
ClClass B Common stock $1 par (10,000,000 shares authorized; 772,500 outstanding at March 31, 2016 and 789,069 outstanding at June 30, 2015)	773	789
Additional paid-in capital	55,020	54,869
Retained earnings	96,933	98,164
Accumulated other comprehensive loss	(52,388)	(45,616)
Total stockholders' equity	106,575	114,430
Total liabilities and stockholders’ equity	$197,527	$212,272

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

Net sales	$50,329	$56,116	$155,038	$180,109
Cost of goods sold	35,596	37,422	108,454	120,108
Gross margin	14,733	18,694	46,584	60,001
% of Net sales	29.3%	33.3%	30.0%	33.3%

Selling, general and administrative expenses	13,819	15,574	44,288	52,112

Operating income	914	3,120	2,296	7,889

Other income	285	388	377	1,683

Income before income taxes	1,199	3,508	2,673	9,572

Income tax expense	602	1,071	1,796	3,765

Net income	$597	$2,437	$877	$5,807

Basic income per share	$.09	$0.35	$.13	$0.83
Diluted income per share	$.08	$0.35	$.12	$0.83

Weighted average outstanding shares used in per share calculations:
Basic	7,013	6,992	7,016	6,977
Diluted	7,031	7,045	7,045	7,024

Dividends per share	$0.10	$0.10	$0.30	$0.30

 See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

Net income	$597	$2,437	$877	$5,807
Other comprehensive income (loss):
Translation gain (loss)	2,906	(8,952)	(6,772)	(20,720)
Pension and postretirement plans, net of tax of $0,$0,$0 and $22 respectively	-	-	-	(22)
Other comprehensive income (loss)	2,906	(8,952)	(6,772)	(20,742)

Total comprehensive income (loss)	$3,503	$(6,515)	$(5,895)	$(14,935)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2016

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2015	$6,224	$789	$54,869	$98,164	$(45,616)	$114,430
Total comprehensive income (loss)	-	-	-	877	(6,772)	(5,895)
Dividends ($0.30 per share)	-	-	-	(2,108)	-	(2,108)
Repurchase of shares	(37)	(3)	(406)	-	-	(446)
Issuance of stock	28	9	397	-	-	434
Stock-based compensation	-	-	160	-	-	160
Conversion	22	(22)	-	-	-	-
Balance March 31, 2016	$6,237	$773	$55,020	$96,933	$(52,388)	$106,575

Accumulated balance consists of:
Translation loss					$(44,072)
Pension and postretirement plans, net of taxes					(8,316)
					$(52,388)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	9 Months Ended
	3/31/2016	3/31/2015

Cash flows from operating activities:
Net income	$877	$5,807
Non-cash operating activities:
Depreciation	4,385	5,817
Amortization	1,036	951
Stock-based compensation	315	287
Net long-term tax obligations	627	2,893
Deferred taxes	57	821
Unrealized transaction gain	66	(2)
Income on equity method investment	(89)	(170)
Working capital changes:
Accounts receivable	4,744	5,669
Inventories	1,425	(10,607)
Other current assets	190	(1,399)
Other current liabilities	441	499
Postretirement benefit and pension obligations	(2,481)	(4,184)
Other	60	480
Net cash provided by operating activities	11,653	6,862

Cash flows from investing activities:
Additions to property, plant and equipment	(4,048)	(4,048)
Software development	(557)	(440)
Purchase of investments	-	(45)
Proceeds from sale of investments	7,621	201
Net cash provided by (used in) investing activities	3,016	(4,332)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	922
Proceeds from long-term borrowings	750	-
Long-term debt repayments	(1,822)	(1,159)
Proceeds from common stock issued	280	325
Shares repurchased	(446)	(64)
Dividends paid	(2,108)	(2,095)
Net cash used in financing activities	(3,346)	(2,071)

Effect of exchange rate changes on cash	(200)	(3,046)

Net increase (decrease) in cash	11,123	(2,587)
Cash, beginning of period	11,108	16,233
Cash, end of period	$22,231	$13,646

Supplemental cash flow information:
Interest paid	$487	$547
Income taxes paid, net	732	1,238

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 1:	Basis of Presentation and Summary of Significant Account Policies

The balance sheet as of June 30, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three and nine months ended March 31, 2016 and March 31, 2015, have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this standard on July 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2016, there were 20,000 stock options and 73,367 restricted stock units outstanding. In addition, there were 391,600 shares available for grant under the 2012 Stock Plan as of March 31, 2016.

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

No stock options were granted during the nine months ended March 31, 2016 and 2015.

The weighted average contractual term for stock options outstanding as of March 31, 2016 was 6.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2016 was $0.1 million. Stock options exercisable as of March 31, 2016 were 20,000.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 40,200 RSU awards with a fair value of $15.11 per RSU granted during the nine months ended March 31, 2016. There were 9,067 RSUs settled during the nine months ended March 31, 2016.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2016 was $0.8 million.  As of March 31, 2016 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the nine month periods ended March 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively.  As of March 31, 2016, there was $1.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $0.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.4 million is expected to be recognized over a weighted average period of 2.0 years.

Note 4:	Inventories

Inventories consist of the following (in thousands):

	3/31/2016	6/30/2015
	(Unaudited)
Raw material and supplies	$30,632	$32,784
Goods in process and finished parts	16,493	18,569
Finished goods	38,885	39,689
	86,010	91,042
LIFO Reserve	(28,347)	(28,039)
Inventories	$57,663	$63,003

LIFO inventories were $10.7 million and $14.6 million at March 31, 2016 and June 30, 2015, respectively, such amounts being approximately $28.3 million and $28.0 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.3 million increase in cost of sales for the nine months ended March 31, 2016 compared to a $0.2 million increase for the nine months ended March 31, 2015.

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

Amortizable intangible assets consist of the following (in thousands):

	3/31/2016	6/30/2015
	(Unaudited)
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	2,213	1,655
Other intangible assets	325	325
Total	11,926	11,368
Accumulated amortization	(5,279)	(4,243)
Total net balance	$6,647	$7,125

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

The estimated aggregate amortization expense for the remainder of fiscal 2016 and for each of the next five years and thereafter, is as follows (in thousands):

2016 (Remainder of year)	$386
2017	1,543
2018	1,475
2019	1,397
2020	873
2021	430
Thereafter	543

Note 6:	Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2016 (Unaudited)	3/31/2015 (Unaudited)	3/31/2016 (Unaudited)	3/31/2015 (Unaudited)
Service cost	$714	$694	$2,143	$2,081
Interest cost	1,732	1,673	5,259	5,085
Expected return on plan assets	(1,560)	(1,724)	(4,739)	(5,236)
Amortization of net loss	13	7	39	23
	$899	$650	$2,702	$1,953

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2016 (Unaudited)	3/31/2015 (Unaudited)	3/31/2016 (Unaudited)	3/31/2015 (Unaudited)
Service cost	$26	$29	$79	$85
Interest cost	71	61	215	183
Amortization of prior service credit	(195)	(200)	(586)	(599)
Amortization of net loss	4	-	11	-
	$(94)	$(110)	$(281)	$(331)

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

Effective March 31, 2015, the Company terminated the eligibility of employees ages 55 - 64 years old to enter into the Post-retirement Medical Plan.

Note 7:	Debt

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	3/31/2016 (Unaudited)	6/30/2015
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,525	$1,474
Capitalized leases	6	78
	1,531	1,552
Long-term debt
Loan and Security Agreement	17,500	18,552
	$19,031	$20,104

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  As of March 31, 2016, $9.4 million was outstanding on the Line of Credit.

The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.0 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.0 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of March 31, 2016.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the existing Loan and Security Agreement with TD Bank N.A.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan, which had a balance of $9.6 million at March 31, 2016, is subject to the same financial covenants contained in the Loan and Security Agreement.

The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2016 and 2015 was 2.2% and 2.0%, respectively.

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

The effective tax rate for the third quarter of fiscal 2016 was 50.2% and the effective tax rate for the third quarter of fiscal 2015 was 30.5%. For the first nine months of fiscal 2016, the effective tax rate was 67.2% and for the first nine months of fiscal 2015, it was 39.3%. The tax rate is higher than the U.S. statutory rate for the year to date results in part due to losses in some foreign jurisdictions for which no tax benefit is recognized. In the third quarter of fiscal 2016, there was a benefit of $140,000 to reflect the reversal of the valuation allowance to recognize the benefit of foreign subsidiary tax loss carryforwards. In the first nine months of fiscal 2016, there were additional discrete reductions of tax expense of $216,000 for tax return to provision adjustments. In addition, there were discrete increases of $70,000 for interest on audit exposures. In the first nine months of fiscal 2015, there were discrete reductions to tax expense of $66,000 related to use of tax loss carryforwards, $42,000 for reduction in audit exposure due to the expiration of the statute of limitations and $332,000 related to return to provision adjustments; the last item was fully booked in the third quarter which is the primary reason for the tax rate in this quarter being lower than the U.S. statutory rate.

U.S. Federal tax returns through fiscal 2012 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2013 are still subject to adjustment. As of March 31, 2016, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the years 2010 – 2015. The Company has identified no new uncertain tax positions during the nine month period ended March 31, 2016 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended March 31, 2016 and March 31, 2015

Overview

The Company operates as a global business and is impacted by worldwide economic, political and industrial shifts. A slowdown in the manufacturing sector coupled with a retrenchment in the oil patch negatively impacted revenue in North America, while the international markets continue to be stagnant in Europe, recessionary in Latin America and softening in China. In addition, the strong U. S. dollar has negatively impacted demand for domestic products and reduced foreign subsidiary’s contribution to consolidated sales.

Net sales decreased $5.8 million or 10% from $56.1 million in fiscal 2015 to $50.3 million in fiscal 2016 with International accounting for $4.3 million or 75% of the shortfall. Operating income declined $2.2 million due to $4.0 million erosion in gross margin more than offset a $1.8 million decrease in selling, general and administrative expenses.

Net Sales

North American sales decreased $1.5 million or 4% from $34.0 million in fiscal 2015 to $32.5 million in fiscal 2016 as a weakening in manufacturing activity resulted in reduced demand for precision hand tool and saw products more than offsetting continued gains in capital equipment metrology products.

International sales declined $4.3 million or 19% from $22.1 million in fiscal 2015 to $17.8 million in fiscal 2016 as a recession in Brazil; an economic slowdown in China; the unfavorable pricing impact of a strong dollar; and $3.3 million in currency losses all contributed to difficult trading overseas.

Gross Margin

Gross margin decreased $4.0 million or 21% from 33% of sales in fiscal 2015 to 29% of sales in fiscal 2016 with the profit impact of lower revenues and margin decline representing $1.9 million and $2.1 million, respectively.

North American gross margins decreased $2.7 million from $12.1 million or 36% of sales in fiscal 2015 to $9.4 million or 29% of sales in fiscal 2016. The reduced gross margins were the result of a revenue decline in precision hand tool and saw product lines without a comparable reduction in overhead costs more than offsetting gains in the capital equipment gross margins.

International gross margins declined $1.3 million from $6.6 million in fiscal 2015 to $5.3 million in fiscal 2016 with volume declines and unfavorable exchange rates impacting Brazil performance by $0.4 and $0.8 million, respectively

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.8 million or 12% from 15.6 million in fiscal 2015 to $13.8 million in fiscal 2016.

North American expenses decreased $0.2 million from $8.4 million in fiscal 2015 to $8.2 million in fiscal 2016 as reduced salaries and incentive compensation more than offset higher employee benefits, professional fees and marketing expenses.

International expenses declined $1.6 million or 22% as the strong dollar resulted in a $0.8 million decrease in Brazilian expenses expressed in U. S. dollars as the Brazilian currency declined 24% in the quarter versus the prior year. In addition to currency differences, Brazil reduced salaries, employee benefits, and professional fees $0.7 million in constant exchanges rates.

Other Income

Other income declined $0.1 million due to reduced interest income as foreign exchange and interest expense remained level in both periods

Income Taxes

The effective tax rate for the third quarter of fiscal 2016 and 2015 was 50% and 31%, respectively. The quarterly tax rate increased due to losses in some foreign subsidiaries for which no tax benefit is recognized. The tax rate was reduced by discrete benefits of $0.1 million in fiscal 2016 and $0.3 million in fiscal 2015.

Net Income

The Company recorded net income of $0.6 million or $0.08 per diluted share in the third quarter of fiscal 2016 compared to net income of $2.4 million or $0.35 per share in fiscal 2015 principally due to reduced operating income and a higher effective tax rate.

Nine months ended March 31, 2016 and March 31, 2015

Overview

Net sales declined $25.1 million or 14% from $180.1 million in fiscal 2015 to $155.0 million in fiscal 2016 with North America and International posting declines of $4.3 and $20.8 million, respectively. Operating income decreased $5.6 million in fiscal 2016 from $7.9 million in fiscal 2015 to $2.3 million in fiscal 2016 as lower sales and related gross margins more than offset reduced selling, general and administrative expenses.

Net Sales

North American sales decreased $4.3 million or 4% from $103.5 million in fiscal 2015 to $99.2 million in fiscal 2016 as demand for all precision hand tools declined, particularly in the oil and agricultural sectors.

International sales declined $20.8 million or 27% from $76.6 million in fiscal 2015 to $55.8 million in fiscal 2016 with unfavorable exchange rates representing $15.0 million. The impact of a recessionary economic environment was significant in Brazil as revenue declined 8% in local currency.

Gross Margin

Gross margin decreased $13.4 million or 22% from 33% of sales in fiscal 2015 to 30% of sales in fiscal 2016 with the profit impact of lower revenues and margin decline representing $8.4 and $5.0 million, respectively.

North American gross margins decreased $5.4 million or 16% in fiscal 2016 compared to fiscal 2015 as a result of reduced precision hand tool and saw product line revenues and increased costs.

International gross margins declined $8.0 million with weakening currencies representing $4.7 million. Excluding foreign exchange economic factors impacting margins, volume declines represented $1.5 and $1.1 million in Brazil and Europe, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $7.8 million or 15% from $52.1 million in fiscal 2015 to $44.3 million in fiscal 2016.

North American expenses decreased $2.4 million or 9% due to termination of profit sharing in November of 2014 related to the Bytewise acquisition; lower incentive compensation; reduced professional fees; and completion of software amortization in fiscal 2015 related to a new ERP system.

International expenses decreased $5.4 million or 22% due to a $4.9 foreign currency reduction for expenses expressed in U. S. dollars, primarily due to a weakening of the Brazilian Real relative to the U. S. dollar. In addition, reduced spending for salaries, employee benefits and commissions contributed a combined $0.6 million.

Other Income

Other income declined $1.3 million principally due to lower interest income and the devalued Chinese Yuan, which increased our Chinese subsidiary’ U. S. dollar denominated liabilities.

Income Taxes

The effective tax rate for the first nine months of fiscal 2016 and 2015 was 67% and 39%, respectively. The tax rate for the first nine months ended March 31, 2016 and 2015 increased as a result of losses in some foreign subsidiaries for which no tax benefit was recognized and was reduced by net discrete benefits of $0.3 million in fiscal 2016 and $0.4 million in fiscal 2015.

Net Income

The Company recorded net income of $0.9 million or $0.12 per diluted share in the first three quarters of fiscal 2016 compared to net income of $5.8 million or $0.83 per share in fiscal 2015 principally due to lower operating income, reduced other income and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	3/31/2016	3/31/2015

Cash provided by operating activities	$11,653	$6,862
Cash provided by (used in) investing activities	3,016	(4,332)
Cash used in financing activities	(3,346)	(2,071)
Effect of exchange rate changes on cash	(200)	(3,046)

Net increase (decrease) in cash	$11,123	$(2,587)

Net cash for the nine months ended March 31, 2016 increased $11.1 million from June 30, 2015 as improved working capital and the sale of investments of $6.8 and $7.6 million, respectively, offset by $4.0 in property, plant and equipment expenditures.

Net cash for the nine months ended March 31, 2016 improved $13.7 million compared to the nine months ended March 31, 2015 primarily due to the sale of investments of $7.6 million, improved working capital and a reduced impact of foreign currency exchange rates on cash balances.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.4 million was outstanding as of March 31, 2016.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of March 31, 2016, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2016 and 2015 was 2.2% and 2.0% respectively.

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

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2016, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2016.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	April 21, 2016	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	April 21, 2016	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)