Form 10-K
period 2016-06-30
STARRETT L S CO
filed 2016-08-24
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

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

Non-Accelerated Filer  (Do not check if smaller reporting company)  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,239,083 and 780,474 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2015. On December 31, 2015, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $60,338,455.

There were 6,255,894 and 770,101 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 19, 2016.

The exhibit index is located on pages 53-54.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2016. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

	PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	18-47
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
ITEM 9A.	Controls and Procedures	47-48
ITEM 9B.	Other Information	50

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	50
ITEM 11.	Executive Compensation	51
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	51
ITEM 14.	Principal Accounting Fees and Services	51

	PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	52
EXHIBIT INDEX		53-54
SIGNATURES		55

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

The Company offers its broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock.  The Company primarily distributes its precision hand tools, saw and construction products through distributors or resellers both domestically and internationally. Starrett® is brand recognized around the world for precision, quality and innovation.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2016 (fiscal 2016), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Statement Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

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

For 136 years the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact and in-process gaging such as optical, vision and laser measurement systems. The Company has expanded its product offering in the field of test and measurement equipment, with force measurement and material test equipment. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2015, the Company introduced material test systems consisting of hardware and cutting edge software with capacities up to 50KN, in addition to new manual and automated FOV (Field of View) measurement systems. These systems we believe will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities.

The Company’s saw product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including a new line of hand tools for measuring, marking and layout that include tapes, levels, chalk lines and other products for the building trades. In fiscal 2016, the Company introduced new products to its hand tool portfolio to extend its reach into the construction and retail trades. The continued focus on high performance, production band saw applications has resulted in the development of two new ADVANZ carbide tipped products MC5 and MC7 ideal for cutting ferrous materials (MC7) and non-ferrous metals and castings (MC5). These actions are aimed at positioning Starrett for global growth in wide band products for production applications.

As one of the premier industrial brands, the Company continues to be focused on every touch point with its customers. To that end, the Company now offers modern, easy-to-use interfaces for distributors and end-users including interactive catalogs and several online applications.

Personnel

At June 30, 2016, the Company had 1,694 employees, approximately 52% of whom were domestic. This represents a net decrease from June 30, 2015 of 110 employees. The headcount change included a decrease of 56 domestically and a decrease of 54 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2016, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company is responding to such challenges by expanding its manufacturing operations in China.  Certain large customers also offer their own private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, Germany and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 to the Company’s fiscal 2016 financial statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $56.3 million at June 30, 2016 and $63.0 million at June 30, 2015.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2016, 2015, and 2014 were approximately $1.8 million, $1.7 million, and $1.4 million, respectively.

The Company uses trademarks with respect to its products and considers its trademark portfolio to be one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental

Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment, has embraced renewable energy alternatives and received approval from federal and state regulators in fiscal 2013 to begin using its new hydro – generation facility at its Athol, MA plant to reduce its carbon footprint and energy costs, an investment in excess of $1.0 million.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 43% of consolidated sales for fiscal 2016.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2016 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Economic and world events could affect our operating results.

The Company’s results of operations may be materially affected by the conditions in the global economy. These include both world - wide and regional economic conditions and geo-political events. These conditions may affect financial markets, consumer and customer confidence. The recovery from the recession has been slow in North America. Latin America has experienced inflation resulting in weaker local currencies compared to the U. S. dollar. China’s growth has slowed and the European economic union face multiple threats. The Company can provide no assurance that these economic trends will not continue.

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

During 2016, international sales revenues were $90.7 million, representing approximately 43% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

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

The inability to meet expected investment returns and changes to interest rates could have a negative impact on Pension plan assets and liabilities.

Currently, the Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates. The Company made contributions of $3.4 million in fiscal 2016, and $4.8 million in fiscal 2015 and will be required to make additional contributions in fiscal 2017 of $4.0 million. The Company could be required to provide more funding to the domestic plan in the future.  The Company’s UK plan, which is also underfunded, required Company contributions of $1.1 million, $1.2 million and $1.2 million during fiscal 2016, 2015 and 2014 respectively. The Company will be required to make a $1.0 million contribution to its UK pension plan in fiscal 2017.

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

We are subject to certain risks as a result of our financial borrowings.Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants, including: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. The Company believes that it will be able to service its debt and comply with the financial covenants in future periods; however, it can not be assured of results of operations or future credit and financial markets conditions. An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s debt. As of June 30, 2016, the Company was in compliance with all the covenants. The credit facility expires in April of 2018.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2016, there were approximately 1,196 registered holders of Class A common stock and approximately 991 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2014	0.10	18.23	13.84
December 2014	0.10	19.99	13.15
March 2015	0.10	21.80	18.88
June 2015	0.10	20.30	14.75
September 2015	0.10	17.53	11.81
December 2015	0.10	13.31	9.04
March 2016	0.10	10.74	8.46
June 2016	0.10	12.87	9.76

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to maintain the quarterly dividend at $0.10 for all quarters of fiscal 2016.

The Company repurchased 1,614 shares of class B stock in the fourth quarter of fiscal 2016.

PERFORMANCE GRAPH

The following graph sets forth information comparing the cumulative total return to holders of the Company’s Class A common stock based on the market price of the Company’s Class A common stock over the last five fiscal years with (1) the cumulative total return of the Russell 2000 Index (“Russell 2000”) and (2) a peer group index (the “Peer Group”) reflecting the cumulative total returns of certain small cap manufacturing companies as described below. The peer group is comprised of the following companies: Acme United, Q.E.P. Co. Inc., Badger Meter, National Presto Industries, Regal-Beloit Corp., Tennant Company, The Eastern Company and WD-40.

	BASE	FY2012	FY2013	FY2014	FY2015	FY2016
STARRETT	100.00	116.73	106.97	165.72	165.57	136.33
RUSSELL 2000	100.00	97.92	121.63	150.38	160.13	149.35
PEER GROUP	100.00	98.32	109.11	140.37	141.52	137.85

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2016	2015	2014	2013	2011
Net sales	$209,685	$241,550	$247,134	$243,797	$260,148
Net earnings (loss)	(14,130)	5,244	6,712	(162)	888
Basic earnings (loss) per share	(2.01)	0.75	0.97	(0.02)	0.13
Diluted earnings (loss) per share	(2.01)	0.75	0.97	(0.02)	0.13
Long-term debt	17,109	18,552	10,804	24,252	29,387
Total assets	201,598	212,272	231,443	230,794	252,166
Dividends per share	0.40	0.40	0.40	0.40	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

Fiscal 2016 Compared to Fiscal 2015

Overview

L. S. Starrett, as a global company, was negatively impacted by political, economic and currency issues during fiscal 2016. The recession, corruption and currency problems in Brazil significantly reduced the sales and profits of our largest international subsidiary compared to fiscal 2015. The slowdown in China and stagnation in Europe resulted in lower sales compared to fiscal 2015 in both regions, while North America suffered from the cost reductions implemented in the oil industry.

The financial markets, including the timing of Brexit, also reduced earnings in fiscal 2016 as the flight to safety increased the demand for bonds and the associated decrease in interest rates, which significantly contributed to a $17.5 million non-cash pension expense due to higher liabilities. The pension liability is based upon the ten year Corporate Bond Rate and is set on the last day of the fiscal year. This generally accepted accounting principle coupled with the volatility of interest rates results in fourth quarter financial variations which management cannot control. The pension discount rate as of June 30, 2016 was 3.77% compared to 4.00% at the end of May 2016 and 4.49% at the end of June 2015 the total consolidated expense in fiscal 2016 was $21.4 million. Excluding the fourth quarter adjustment of $17.5 million, normal annual pension expense is $3.9 million.

In addition, due to excess saw manufacturing capacity, the Company decided to reduce its manufacturing footprint resulting in a $4.1 million non-cash charge in the fourth quarter of fiscal 2016.

Net sales for fiscal 2016 were $209.7 million, a declined of $31.9 million or 13% compared to $241.6 in fiscal 2015, with North America and International posting decreases of $7.0 million and $24.9 million, respectively.  Price increases, particularly in Brazil, and new products represented sales gains of $6.5 and $4.7 million, respectively, which were offset by volume declines of $24.3 million and unfavorable exchange rates of $18.9 million. Gross margins declined $29.7 million from $76.7 million, or 31.8%, of sales in fiscal 2015 to $47.0 million, or 22.4% of sales, in fiscal 2016 with North America and International posting decreases of $19.3 and $10.4 respectively.  Selling, general and administrative expenses decreased $4.8 million, or 7%, from $68.1 million in fiscal 2015 to $63.3 million in fiscal 2016 principally due to reduced International expenses expressed in U. S. dollars.   Operating income, including a $4.1 asset impairment charge, declined $29.0 million from profit of $8.6 million in fiscal 2015 to a loss of $20.4 million in fiscal 2016.

Net Sales

Net sales in North America decreased $7.0 million or 5% from $137.1 million in fiscal 2015 to $130.1 million in fiscal 2016 with a 9% decline in precision hand tools offsetting high end metrology gains of 8%.  International sales decreased $24.9 million or 24% from $104.5 million in fiscal 2015 to $79.6 million in fiscal 2015 with the weak Brazilian Real translated to the strong U. S. dollar representing $16.0 million and the recession in Brazil accounting for a $10.0 million volume decline.

Gross Margin

Gross margin in North America decreased $20.7 million from $43.6 million in fiscal 2015 to $22.9 million in fiscal 2016 with a non-cash pension charge representing $12.4 million or 60% of the margin erosion. Lower sale volume and level fixed overhead costs accounted for the majority of the additional $8.3 million in the deficit. International gross margins decreased $10.4 million from $33.1 million in fiscal 2015 to $22.7 million in fiscal 2016 with unfavorable exchange rates representing $5.3 million. A United Kingdom non-cash pension charge of $1.8 million coupled with a $3.3 million associated with lower sales volume accounted for the additional $5.1 million in the decline.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses increased $1.0 million or 3% as savings in salaries, incentive payments, travel and entertainment of $2.3 million was offset by a $3.0 million non-cash pension charge and higher professional fees.  International selling, general and administrative expenses decreased $6.0 million or 19% with a $5.5 million savings due to the stronger U. S. dollar. Reduced sales commissions due to lower sales, particularly in Brazil, accounted for the additional $0.5 million in savings.

Operating Profit

The operating profit declined $29.0 million with a non-cash fourth quarter pension expense of $17.5 million and a $4.1 million non-cash asset impairment charge representing $21.6 million or 75% of the difference. Lower sales and associated gross margins contributed to the remaining $7.4 million decline.

Other Income, Net

Other income in fiscal 2016 decreased $1.2 million compared to fiscal 2015 principally due to $0.3 million of lower interest income and a $1.1 million loss related to dollar denominated debt of our Chinese subsidiary as a result of the Chinese Yuan currency declining in value relative to the U. S. dollar.

Income Taxes

The income tax rate for fiscal 2016 was 30.7% on pre-tax losses of $20.4 million. This compares to a normalized statutory U.S. federal and state tax rate of 38%. The primary reason for the lower tax benefit is due to losses in certain foreign subsidiaries for which no tax benefit is taken due to the uncertainty of future profits in those entities.

The income tax rate for fiscal 2015 was 47.2% on pre-tax profits of $9.9 million. This compares to a normalized statutory U.S. federal and state tax rate of 38%. The primary reason for the higher tax cost is due to losses in certain foreign subsidiaries for which no tax benefit is taken due to the uncertainty of future profits in those entities.

The Company continues to recognize the benefit of most U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized. The valuation allowances relating to carryforwards for foreign NOLs increased by $0.5 million and to foreign tax credits increased by $0.2 million.

Fiscal 2015 Compared to Fiscal 2014.

Overview

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does not enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations and had $0.9 million in forward currency contracts outstanding at June 30, 2016.  Net foreign monetary assets are approximately $21.9 million as of June 30, 2016.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.    A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 13 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $17.1 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2016	2015	2014
Cash provided by operating activities	$14,336	$6,800	$11,175
Cash used in investing activities	(619)	(5,544)	(8,347)
Cash used in financing activities	(4,294)	(3,547)	(6,669)

The Company has a working capital ratio of 5.5 as of June 30, 2016 as compared to 5.7 as of June 30, 2015 with the decrease attributable to lower accounts receivables and inventories at the end of fiscal 2016.   Cash, short-term investments, accounts receivable and inventories represent 91% of current assets in fiscal 2016 and 92% in fiscal 2015.  The Company had accounts receivable turnover of 5.6 in fiscal 2016 and 5.8 in fiscal 2015, and had an inventory turnover ratio of 2.7 in fiscal 2016 and 2.6 in fiscal 2015.

Net cash provided by operations of $14.3 million in fiscal 2016 was the result of non-cash pension and asset impairment charges and changes in working capital, in the form of reduced accounts receivable and inventory, more than offsetting a net earnings loss.

The Company generated an $8.7 million cash flow surplus in fiscal 2016 as $14.3 million provided by operation was only partially offset by $0.6 million in investing and $4.3 million in financing activities.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and short-term investments, the Company has maintained a $23.0 million line of credit, of which, $0.9 million is reserved for letters of credit and $9.4 million was outstanding as of June 30, 2016.

On June 30, 2009, The L.S. Starrett Company (the “Company”) and certain subsidiaries of the Company (the “Subsidiaries”) entered into a Loan and Security Agreement (the “Credit Facility”) with TD Bank, N.A.. The amended Credit Facility is scheduled to mature on April 30, 2018 and bears interest at LIBOR plus 1.50%.

The obligations under the Credit Facility are unsecured.  However, in the event of certain triggering events, the obligations under the Credit Facility will become secured by the assets of the Company and the subsidiaries party to the Credit Facility.  Triggering events are two consecutive quarters of failure to achieve the financial covenants outlined in Note 13.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. As of July 31, 2016, the Company had borrowings of $9.4 million under the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2016, the Company was in compliance with all covenants under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Company’s Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable and returned goods; inventory allowances; income tax reserves; long lived assets and goodwill impairment; as well as employee turnover, discount and return rates used to calculate pension obligations.

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

The allowance for doubtful accounts of $0.9 million and $0.6 million at the end of fiscal 2016 and 2015 respectively, is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and net sales could be adversely affected.

Inventory Valuation:  The Company values inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out ("LIFO") method for most U.S. inventories or the first-in, first-out ("FIFO") method for all other inventories. The Company establishes reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly.

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

Recoverability of the net book value of property, plant and equipment is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated salvage value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. In fiscal 2016 the Company determined that the carrying value of a building exceeded its fair value. Consequently, the Company recorded an impairment loss of $4,114,000, which represents the excess of the carrying value of the building over its fair value. See also Impairment of Assets (Note 9 to the Consolidated Financial Statements.)

Depreciation is included in cost of goods sold or selling, general and administrative expenses in the Consolidated Statement of Operations based upon the function or use of the specific asset. Depreciation of equipment used in the manufacturing process is a component of inventory cost and included in costs of goods sold upon sale.  Depreciation of equipment used for office and administrative functions is an expense in selling, general and administrative expenses.

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

Recoverability of the net book value of intangible assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Estimating these cash flows requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2016 which required management to perform an impairment analysis.

Goodwill: The Company assesses annually, or anytime when events suggest impairment may have occurred, the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company performed a qualitative analysis in accordance with ASU 2011-08 of its Bytewise reporting unit for its October 1, 2015 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2015.

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

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2016, 2015 and 2014 were $17.8 million, $1.3 million, and $0.4 million, respectively.

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

Cost of Goods Sold:  The Company includes costs of materials, direct and indirect labor and manufacturing overhead in cost of goods sold.  Included in these costs are inbound freight, personnel (manufacturing plants only), receiving costs, internal transferring, employee benefits (including pension expense), depreciation and inspection costs.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations	$18.7	$1.5	$12.7	$3.7	$0.8
Estimated interest on debt obligations	1.5	0.6	0.7	0.2	-
Operating lease obligations	11.6	2.2	3.9	3.3	2.2
Purchase obligations	11.2	11.1	0.1	-	-
Total	$43.0	$15.4	$17.4	$7.2	$3.0

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

ANNUAL NYSE CEO CERTIFICATION AND SARBANES-OXLEY SECTION 302 CERTIFICATIONS

In fiscal 2016, the Company submitted an unqualified “Annual CEO Certification” to the New York Stock Exchange as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Further, the Company is filing with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Company’s Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2016 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts

August 24, 2016

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash	$19,794	$11,108
Short-term investments	-	7,855
Accounts receivable (less allowance for doubtful accounts of $887 and $612, respectively)	34,367	40,311
Inventories	56,321	63,003
Current deferred tax asset	4,518	4,554
Prepaid expenses and other current assets	5,911	6,582
Total current assets	120,911	133,413
Property, plant and equipment, net	41,010	44,413
Taxes receivable	2,655	3,383
Deferred tax assets, net	25,284	18,803
Intangible assets, net	6,490	7,125
Goodwill	3,034	3,034
Other assets	2,214	2,101
Total assets	$201,598	$212,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,543	$1,552
Accounts payable	8,981	9,471
Accrued expenses	6,372	7,011
Accrued compensation	4,922	5,565
Total current liabilities	21,818	23,599
Deferred tax liabilities	187	1,548
Other tax obligations	3,813	4,607
Long-term debt, net of current portion	17,109	18,552
Postretirement benefit and pension obligations	67,158	49,536
Total liabilities	110,085	97,842

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,249,563 outstanding at June 30, 2016 and 6,223,558 outstanding at June 30, 2015)	6,250	6,224
Class B common stock $1 par (10,000,000 shares authorized; 772,742 outstanding at June 30, 2016 and 789,069 outstanding at June 30, 2015)	773	789
Additional paid-in capital	55,227	54,869
Retained earnings	81,228	98,164
Accumulated other comprehensive loss	(51,965)	(45,616)
Total stockholders’ equity	91,513	114,430
Total liabilities and stockholders’ equity	$201,598	$212,272

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/16	6/30/15	6/30/14
Net sales	$209,685	$241,550	$247,134
Cost of goods sold	162,697	164,855	166,038
Gross margin	46,988	76,695	81,096
% of net sales	22.4%	31.8%	32.8%

Selling, general and administrative expenses	63,319	68,092	69,181
Impairment of assets	4,114	-	-
Operating income (loss)	(20,445)	8,603	11,915

Other income, net	70	1,339	142

Earnings (loss) before income taxes	(20,375)	9,942	12,057
Income tax expense (benefit)	(6,245)	4,698	5,345

Net earnings (loss)	$(14,130)	$5,244	$6,712

Basic and diluted earnings (loss) per share	$(2.01)	$0.75	$0.97

Average outstanding shares used in per share calculations:
Basic	7,017	6,983	6,926
Diluted	7,017	7,023	6,955

Dividends per share	$0.40	$0.40	$0.40

 See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/16	6/30/15	6/30/14
Net earnings (loss)	$(14,130)	$5,244	$6,712
Other comprehensive income (loss):
Translation gain (loss)	(4,585)	(18,989)	3,323
Pension and postretirement plans, net of tax of $(1,371), $(3,857) and $1,212 respectively	(1,764)	(6,202)	728

Other comprehensive income (loss)	(6,349)	(25,191)	4,051

Total comprehensive income (loss)	$(20,479)	$(19,947)	$10,763

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 30, 2013	$6,077	$750	$52,613	$91,778	$(24,476)	$126,742

Total comprehensive income				6,712	4,051	10,763
Dividends ($0.40 per share)				(2,775)		(2,775)
Issuance of stock	30	104	1,296			1,430
Stock-based compensation			154			154
Conversion	59	(59)				-
Balance, June 30, 2014	6,166	795	54,063	95,715	(20,425)	136,314

Total comprehensive income				5,244	(25,191)	(19,947)
Dividends ($0.40 per share)				(2,795)		(2,795)
Repurchase of shares	(1)	(3)	(64)			(68)
Issuance of stock	23	33	632			688
Stock-based compensation			238			238
Conversion	36	(36)				-
Balance, June 30, 2015	6,224	789	54,869	98,164	(45,616)	114,430

Total comprehensive income				(14,130)	(6,349)	(20,479)
Dividends ($0.40 per share)				(2,806)		(2,806)
Repurchase of shares	(37)	(5)	(421)			(463)
Issuance of stock	34	18	530			582
Stock-based compensation			249			249
Conversion	29	(29)				-
Balance, June 30, 2016	$6,250	$773	$55,227	$81,228	$(51,965)	$91,513

Cumulative balance:
Translation loss, net of taxes					$(41,886)
Pension and postretirement plans, net of taxes					(10,079)
					$(51,965)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/16	6/30/15	6/30/14
Cash flows from operating activities:
Net earnings (loss)	$(14,130)	$5,244	$6,712
Non cash operating activities:
Depreciation	5,832	7,434	8,177
Amortization	1,382	1,283	1,181
Impairment of building	4,114	-	-
Stock-based compensation	404	362	251
Net long-term tax obligations	(256)	2,414	780
Deferred taxes	(6,888)	985	1,329
Income on equity method investment	(118)	(203)	(257)
Loss on disposal of building		-	89
Working capital changes:
Accounts receivable	2,774	(2,615)	(4,491)
Inventories	3,615	(6,185)	(7,526)
Other current assets	309	483	818
Other current liabilities	1,443	780	1,871
Postretirement benefit and pension obligations	15,833	(3,426)	2,073
Other	22	244	168
Net cash provided by operating activities	14,336	6,800	11,175

Cash flows from investing activities:
Additions to property, plant and equipment	(7,493)	(5,052)	(8,464)
Software development	(747)	(648)	(372)
Purchase of short-term investments	-	(45)	(107)
Proceeds from sale of short-term investments	7,621	201	-
Proceeds from sale of building	-	-	596
Net cash used in investing activities	(619)	(5,544)	(8,347)

Cash flows from financing activities:
Proceeds from borrowings	750	900	500
Short-term debt repayments	-	-	(425)
Long-term debt repayments	(2,202)	(2,148)	(4,529)
Proceeds from common stock issued	427	564	560
Repurchase of shares	(463)	(68)	-
Dividends paid	(2,806)	(2,795)	(2,775)
Net cash used in financing activities	(4,294)	(3,547)	(6,669)
Effect of translation rate changes on cash	(737)	(2,834)	319
Net increase (decrease) in cash	8,686	(5,125)	(3,522)
Cash beginning of year	11,108	16,233	19,755
Cash end of year	$19,794	$11,108	$16,233
Supplemental cash flow information:
Interest paid	$654	$724	$813
Taxes paid, net	1,113	2,169	3,476

Supplemental disclosure of non-cash activities:
Issuance of stock under 2013 ESOP	$-	$-	$773

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Financial instruments and derivatives: The Company’s financial instruments include cash, investments and debt and are valued using level 1 inputs. Investments are stated at cost which approximates fair market value. The carrying value of debt, which is at current market interest rates, also approximates its fair value.    The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The fair value of contracts outstanding as of June 30, 2016 and June 30, 2015 amounted to $0.9 million and $1.3 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.3, $0.2, and $0.0 million in fiscal 2016, 2015 and 2014, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Property plant and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2016 and June 30, 2015 were $2.9 million and $1.3 million, respectively, of construction in progress.   Repairs and maintenance of equipment are expensed as incurred. A decision to reduce saw manufacturing capacity arose in fiscal 2016 which required management to perform an impairment analysis. Consequently, the Company recorded an impairment loss of $4,114,000, which represents the excess of the carrying value of the building over its fair value. See also Impairment of Assets (Note 9 to the Consolidated Financial Statements.)

Intangible assets: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-15 year period. The estimated useful lives of the intangible assets subject to amortization are: 15 years for patents, 14 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8 years for customer relationships and 5 years for software development. The Company tests identifiable intangible assets for impairment whenever events or circumstances indicate they may be impaired.

Goodwill:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October. As of October 1, 2015, the Company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of the Bytewise business is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on the Company's analysis of qualitative factors, the Company determined that it was not necessary to perform a two-step goodwill impairment test.

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

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.0 million in fiscal 2016, $5.7 million in fiscal 2015 and $5.5 million in fiscal 2014 and are included in selling, general and administrative expenses.

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

Pension and Other Postretirement Benefits: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company also has defined contribution plans.   The Company amended its Postretirement Medical Plan effective December 31, 2013, whereby the Company terminated eligibility for employees under the age of 65.

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2016, 2015 and 2014 were $17.8 million, $1.3 million, and $0.4 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $67 million of undistributed earnings of foreign subsidiaries as of June 30, 2016 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $1.8 million in fiscal 2016, $1.7 million in fiscal 2015, and $1.4 million in fiscal 2014 and are included in selling general and administrative expenses in the Consolidated Statements of Operations.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 32,833, 40,214, and 29,951, of potentially dilutive common shares in fiscal 2016, 2015 and 2014, respectively, resulting from shares issuable under its stock option plans. These additional shares are not used in the diluted EPS calculation in loss years.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 ("ASU 2015-17") regarding ASC Topic 470 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company plans to adopt the new guidance prospectively in the first quarter of fiscal 2017. Implementation will have no effect on the Consolidated Statement of Operations but is expected to result in a change in classification for $4.5 million of tax assets from short-term to long-term.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. ASU 2015-11 specifies that “market” is defined as “net realizable value,” or the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Application is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods ending after December 15, 2018, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial statements.  It is expected that a key change upon adoption will be the balance sheet recognition of leased assets and liabilities and that any changes in income statement recognition will not be material.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those periods with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2016-09 on its consolidated financial statements.

3. INVESTMENT

In fiscal 2010, the Company entered into an agreement with a private software development company to invest $1.5 million in exchange for a 36% equity interest therein.  The Company recorded other income of $0.1 million in fiscal 2016, $0.2 million in fiscal 2015 and $0.3 million in fiscal 2014 based on the earnings of this entity as allocated under the equity method of accounting.  The net carrying value of the investment included in other long-term assets in the Consolidated Balance Sheet as of June 30, 2016 and June 30, 2015 is $2.2 million and $2.1 million, respectively.  In August 2011, the Company guaranteed a loan of $0.5 million. The guarantee remains outstanding, between the private software development company and Starrett. There was no amount outstanding under the loan as of June 30, 2016.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2016, there were 20,000 stock options and 73,367 restricted stock units outstanding. In addition, there were 391,600 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2016.

For the stock option grants, the fair value of each grant is estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (simplified method).  There were no stock options granted during fiscal years 2016, 2015 or 2014.

The weighted average contractual term for stock options outstanding as of June 30, 2016 was 6.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2016 was less than $0.1 million. There were 20,000 options exercisable as of June 30, 2016. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at the award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2016, the Company granted 40,200 RSU awards with fair values of $15.11 per RSU award. During the year ended June 30, 2015, the Company granted 39,500 RSU awards with fair values of $17.49 per RSU award. There were no RSU awards during the year ended June 30, 2014.

There were 9,067 and 2,733 RSU awards settled in fiscal years 2016 and 2015 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2016 was $0.9 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2015 was $0.8 million. Compensation expense related to the 2012 Stock Incentive Plan was $214,000, $146,000 and $54,000 for fiscal 2016, 2015 and 2014 respectively. As of June 30, 2016 there was $1.0 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $0.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.3 million is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plans (ESPP) give eligible employees an opportunity to participate in the success of the Company. The Board of Directors renews each Employee Stock Purchase Plan every five years. Under these plans the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. No options were exercisable at fiscal year ends. The Board of Directors last approved an ESPP renewal in 2012 and authorized 500,000 shares available for grant. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 30, 2013	88,728		448,544
Options granted	43,643	10.91	(43,643)
Options exercised	(26,225)	9.83	-
Options canceled	(30,758)		19,711
Balance, June 30, 2014	75,388		424,612
Options granted	35,208	13.97	(35,208)
Options exercised	(30,718)	8.82	-
Options canceled	(25,571)		25,571
Balance, June 30, 2015	54,307		414,975
Options granted	52,836	9.37	(52,836)
Options exercised	(15,523)	9.57	-
Options canceled	(27,705)		27,705
Balance, June 30, 2016	63,915		389,844

The following information relates to outstanding options as of June 30, 2016:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2014	$3.37
2015	4.68
2016	3.34

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 40.06% – 42.03%, interest – 0.75% – 0.77%, and expected lives - 2 years. Compensation expense of $143,065, $139,006 and $138,677 has been recorded for fiscal 2016, 2015 and 2014, respectively.

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

There was no compensation expense for the 2013 ESOP in 2014, 2015 or 2016. Shares of Class B common stock were contributed to the 2013 ESOP on July 30, 2013 in order to fund the 2013 liability.

5. CASH AND SHORT-TERM INVESTMENTS

Cash and investments held by foreign subsidiaries amounted to $10.2 million and $12.0 million at June 30, 2016 and June 30, 2015, respectively. Of the June 30, 2016 balance, $6.7 million in U.S. dollar equivalents was held in British Pounds Sterling and $1.6 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax consequences.

As of June 30, 2015, the Company’s U.K. subsidiary held a $7.9 million 12 month fixed term deposit with a financial institution.

6.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2016	June 30, 2015
Raw materials and supplies	$29,209	$32,784
Goods in process and finished parts	16,459	18,569
Finished goods	39,449	39,689
	85,117	91,042
LIFO reserve	(28,796)	(28,039)
	$56,321	$63,003

LIFO inventories were $10.5 million and $14.6 million at June 30, 2016 and June 30, 2015, respectively, such amounts being approximately $28.8 million and $28.0 million, respectively, less than if determined on a FIFO basis.  The use of LIFO compared to FIFO on an annual basis resulted in a $0.8 million increase in cost of goods sold in fiscal 2016 compared to an increase in cost of goods sold of $0.7 million in fiscal 2015.

7. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s goodwill and identifiable intangible assets on the dates indicated (in thousands):

	June 30, 2016			June 30, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$3,034	$-	$3,034	$3,034	$-	$3,034
Identifiable intangible assets	12,115	(5,625)	6,490	11,368	(4,243)	7,125

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2016	June 30, 2015
Non-compete agreements	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	2,402	1,655
Other intangible assets	325	325
Total	12,115	11,368
Accumulated amortization	(5,625)	(4,243)
Total net balance	$6,490	$7,125

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2017	$1,581
2018	1,513
2019	1,434
2020	911
2021	508
Thereafter	543

The Company performed a qualitative analysis in accordance with ASU 2011-08 of its Bytewise reporting unit for its October 1, 2015 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2015. There were no triggering events identified from the annual assessment date through the fiscal year-end.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2016 and 2015 (in thousands):

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Land	$1,314	$-	$1,314
Buildings and building improvements	45,486	(29,595)	15,891
Machinery and equipment	126,882	(103,077)	23,805
Total	$173,682	$(132,672)	$41,010

	As of June 30, 2015
	Cost	Accumulated Depreciation	Net
Land	$1,320	$-	$1,320
Buildings and building improvements	45,434	(25,210)	20,224
Machinery and equipment	132,788	(109,919)	22,869
Total	$179,542	$(135,129)	$44,413

No assets under capital leases are included in machinery and equipment as of June 30, 2016 or June 30, 2015.

Operating lease expense was $2.3 million, $2.2 million and $1.9 million in fiscal 2016, 2015 and 2014, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2017	$2,204
2018	2,040
2019	1,876
2020	1,614
2021	1,685
Thereafter	2,191
11,610

9. IMPAIRMENT OF ASSETS

In fiscal 2016, the Company adopted a plan to transfer the production of certain saw products from its facility in Mt. Airy, North Carolina to its facility in Itú, Brazil. The Company expects the transfer will be completed in fiscal 2017. Because the transfer will leave one of the buildings at the Mt. Airy facility vacant, the Company determined that the carrying value of the building exceeds its fair value. Consequently, the Company recorded an impairment loss of $4,114,000, which represents the excess of the carrying value of the building over its fair value. The impairment loss is recorded as a separate line item (‘‘Impairment of assets’’) in the Consolidated Statement of Operations for fiscal 2016.

10. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2016	2015	2014
Interest income	$504	828	$951
Interest expense	(669)	(713)	(800)
Foreign currency gain (loss), net	(59)	705	(840)
Income from equity investment	118	203	257
Brazil recovery of export taxes	-	232	-
Sale of scrap material	95	93	126
Gain on resolution of contingency	-	-	89
Other income (expense), net	81	(9)	359
	$70	1,339	$142

The gain on resolution of contingency represents damages awarded in a Brazilian lawsuit which the Company had filed as plaintiff in 2003.

11. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2016	2015	2014
Domestic operations	$(17,541)	$8,118	$5,793
Foreign operations	(2,834)	1,824	6,264
	$(20,375)	$9,942	$12,057

The provision for income taxes consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$(317)	$1,744	$155
Foreign	866	1,855	3,284
State	94	114	86
Deferred:
Federal	(6,092)	670	2,175
Foreign	47	(71)	(426)
State	(843)	386	71
	$(6,245)	$4,698	$5,345

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2016	2015	2014
Expected tax expense	$(6,928)	$3,380	$4,099
State taxes, net of federal effect	(740)	378	269
Foreign taxes, net of federal credits	278	235	123
Change in valuation allowance	196	(51)	(428)
Tax reserve adjustments	250	361	465
Return to provision and other adjustments	(167)	(332)	(265)
Losses not benefited	885	701	350
Tax rate change applied to deferred tax balances	-	-	278
Other permanent items	(19)	26	454
Actual tax expense (benefit)	$(6,245)	$4,698	$5,345

Significant changes in tax expense reconciliation in the year ended June 30, 2016 relate primarily to losses in both domestic and foreign entities. Substantial benefit is reflected for US federal and state income taxes primarily as a result of increases in deferred tax assets related to pension expense and the write-down of fixed assets. In fiscal 2016, several of the subsidiaries in foreign countries reported financial losses. In these cases, no tax benefit from those losses was recognized and an additional valuation allowance was taken to reduce any deferred tax assets since future income is not more likely than not to be recognized.

The tax rate in fiscal 2015 was higher than in the previous year both because the losses that were not able to be benefitted for tax purposes were significantly higher and because the Company received no benefit from the lower statutory tax rate in those countries. There was a dividend of $2.3 million paid from the Company’s subsidiary in Brazil to the U.S. parent company out of the subsidiary’s fiscal 2015 earnings. While the dividend is fully taxable in the U.S., the impact to tax expense was negligible due to the use of foreign tax credits.

In fiscal 2014, the tax authorities in China reviewed the intercompany transfer pricing of a Chinese subsidiary and made adjustments to the prices for tax purposes to the calendar years 2010 through 2012. The net result was a substantial reduction in the Company’s carryforward tax losses and a small payment of tax and penalties; the net effect was to increase tax expense by $0.2 million which is included in the tax reserve adjustments. Since the Company had a history of tax losses, there was a full valuation allowance reflected against the tax impact of the loss carryforward at June 30, 2013. The entity also had substantial profits in fiscal 2014. As a result, the full amount of its carryforward tax losses, after audit adjustments, were utilized and the valuation allowance reducing the deferred tax assets for those losses and other temporary differences was released. The effect was a reduction in the valuation allowance of $0.4 million in fiscal 2014.

The Company recorded a $0.3 million deferred income tax expense in the year ended June 30, 2014 to reflect the impact of a corporate tax rate reduction in the United Kingdom. The tax rate reduction from 23 percent to 20 percent received royal assent during fiscal 2014 and the impact of that reduction on our deferred tax assets was recorded in the first quarter of that year.

Total deferred tax assets net of deferred tax liabilities at June 30, 2016 are $29.6 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to operations in the U.S. where the Company had book losses in the current year. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that it is more likely than not that the deferred tax assets net of the recorded valuation allowance will be realized.

Key positive evidence considered include: a) Significant domestic book profits in 2014 and 2015; b) losses in fiscal 2016 are primarily due to one-time events including a $19 million pension expense, most of which is not deductible for tax purposes until paid; c) cost saving plans are being implemented by the Company; d) prior year taxable income is available for carryback losses; e) tax planning opportunities, including an election to revoke the LIFO election; and f) forecasted domestic profits for future years. The negative evidence considered is that fiscal 2016 showed domestic book and tax losses.

A valuation allowance has been provided on certain foreign NOLs due to the uncertainty of generating future taxable income in those jurisdictions. Similarly, a valuation allowance has been provided on certain U.S. state NOLs as a result of their much shorter carryforward periods and the uncertainty of generating adequate taxable income at the entity and state level.   In addition, a valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income in the future.

In fiscal 2016, the valuation allowance increased by $0.7 million primarily due to the increase for foreign losses. In fiscal 2015, the valuation allowance increased by $1.2 million - $0.7 million due to the increase in foreign carryforward losses and $0.5 million due to the increase in foreign tax credits in excess of the foreign source income limitation in fiscal 2015.

Deferred income taxes at June 30, 2016 and 2015 are attributable to the following (in thousands):

	2016	2015
Deferred tax assets (current):
Inventories	$2,888	$2,597
Employee benefits (other than pension)	988	1,016
Book reserves	1,347	818
Other	308	687
Total current deferred tax assets	5,531	5,118
Valuation allowance	(1,013)	(564)
Current deferred tax asset	$4,518	$4,554

Deferred tax assets (long-term):

State NOL, various carryforward periods	$975	$801
Foreign NOL, various carryforward periods	1,738	1,908
Foreign tax credit carryforward, expiring 2017 – 2026	2,638	2,405
Pension benefits	19,573	13,224
Retiree medical benefits	2,790	2,499
Depreciation	286	-
Intangibles	1,243	1,713
Other	274	190
Total long-term deferred tax assets	29,517	22,740
Valuation allowance	(4,233)	(3,937)
Long-term deferred tax asset	$25,284	$18,803

Deferred tax liabilities (long-term):
Depreciation	(187)	(1,548)
Long-term deferred tax liabilities	(187)	(1,548)
Net deferred tax assets	$29,615	$21,809

Foreign operations deferred tax assets relate primarily to inventory (current) and pension benefits (long term).  Amounts related to foreign operations included in the long-term portion of deferred tax liabilities relate to depreciation.

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 30, 2013	$(10,978)
Increases for tax positions taken in prior years	(204)
Increases for tax positions taken during the current period	(259)
Effect of exchange rate changes	(9)
Decrease relating to settlement	241
Balance at June 30, 2014	(11,209)
Increases for tax positions taken during the current period	(405)
Effect of exchange rate changes	440
Decrease relating to lapse of applicable statute of limitations	42
Balance at June 30, 2015	(11,132)
Increases for tax positions taken during the current period	(184)
Effect of exchange rate changes	82
Decrease relating to lapse of applicable statute of limitations	414
Balance at June 30, 2016	$(10,820)

The long-term tax obligations as of June 30, 2016 and 2015 relate primarily to transfer pricing adjustments.  The Company has also recorded a non-current tax receivable for $2.7 million and $3.4 million at June 30, 2016 and 2015, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

The Company has identified no new uncertain tax positions at June 30, 2016 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked an increase of $0.1 million in fiscal 2016 for interest expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2013 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses carried forward from earlier years are still subject to review and adjustment. In fiscal 2014, the tax authorities in China audited the transfer pricing of Starrett’s subsidiary in that country for calendar years 2010 through 2012. Adjustments reduced the tax loss carryforward and required a tax and penalty payment for calendar 2011. As of June 30, 2016, the Company has resolved all open income tax audits. In international jurisdictions: Australia, Brazil, Canada, China, Germany, Japan, Mexico, New Zealand, Singapore and the United Kingdom, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2011 through 2015.

The state tax loss carryforwards tax effected benefit of $1.0 million expires at various times over the next 2 to 20 years. The foreign tax credit carryforward of $2.6 million expires in the years 2017 through 2026 and has a full valuation allowance against it.

At June 30, 2016, the estimated amount of total unremitted earnings of foreign subsidiaries is $67.0 million. The Company received a cash dividend from a foreign subsidiary of $2.3 million in fiscal 2015 out of earnings for that year. The Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax consequences.

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

The total cost of all such plans for fiscal 2016, 2015 and 2014 was $22.2 million, $4.6 million and $5.0 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $0.8 million, $0.8 million and $1.2 million in fiscal 2016, 2015 and 2014, respectively.

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

In fiscal 2017 the Company will use an expected long-term rate of return assumption of 5.0% for the U.S. domestic pension plan, and 3.6% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2016 and 2015, the Company used a discount rate assumption of 3.77% and 4.49% for the U.S. plan and 3.00% and 3.90% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2016, the U.S. plan will require a $4.1 million contribution in fiscal 2017 and the U.K. plan will require a $1.0 million contribution in fiscal 2017.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2016	2015
Asset category:
Cash equivalents	0%	1%
Fixed income	18%	17%
Equities	27%	25%
Mutual and pooled funds	55%	57%
	100%	100%

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

The tables below show the portfolio by valuation category as of June 30, 2016 and June 30, 2015 (in thousands).

June 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$672	$-	$-	$672	0%
Fixed Income	-	20,342	-	20,342	18%
Equities	28,639	2,435	-	31,074	27%
Mutual & Pooled Funds	30,057	30,060	2,810	62,927	55%
Total	$59,368	$52,837	$2,810	$115,015	100%

June 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalent	$1,064	$-	$-	$1,064	1%
Fixed Income	-	21,058	-	21,058	17%
Equities	27,960	3,210	-	31,170	25%
Mutual & Pooled Funds	31,873	33,538	4,084	69,495	57%
Total	$60,897	$57,806	$4,084	$122,787	100%

Included in equity securities at June 30, 2016 and 2015 are shares of the Company’s common stock having a fair value of $9.7 million and $12.5 million, respectively.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	2016	2015

Beginning balance	$4,084	$3,895
Actual returns on assets	(718)	507
Translation loss	(556)	(318)

Ending balance	$2,810	$4,084

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

U.S. and U.K. Plans Combined:

The status of these defined benefit plans is as follows (in thousands):

	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$166,189	$161,062	$141,316
Service cost	2,757	2,663	2,709
Interest cost	7,032	6,818	6,922
Participant contributions	-	-	183
Exchange rate changes	(7,825)	(4,167)	5,359
Benefits paid	(6,590)	(6,524)	(5,956)
Actuarial (gain) loss	13,670	6,337	10,529
Benefit obligation at end of year	$175,233	$166,189	$161,062

Change in plan assets
Fair value of plan assets at beginning of year	122,787	122,924	109,326
Actual return on plan assets	226	3,466	14,105
Employer contributions	4,482	6,049	1,171
Participant contributions	-	-	183
Benefits paid	(6,590)	(6,524)	(5,956)
Exchange rate changes	(5,890)	(3,128)	4,095
Fair value of plan assets at end of year	115,015	122,787	122,924
Funded status at end of year	$(60,218)	$(43,402)	$(38,138)
Amounts recognized in balance sheet
Current liability	$(45)	$(37)	$(37)
Noncurrent liability	(60,173)	(43,365)	(38,101)
Net amount recognized in balance sheet	$(60,218)	$(43,402)	$(38,138)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(17,849)	(16,795)	(8,686)
Amounts not yet recognized as a component of net periodic benefit cost	(17,849)	(16,795)	(8,686)
Accumulated net periodic benefit cost in excess of contributions	(42,369)	(26,607)	(29,452)
Net amount recognized	$(60,218)	$(43,402)	$(38,138)

Components of net periodic benefit cost
Service cost	$2,757	$2,663	$2,709
Interest cost	7,032	6,818	6,922
Expected return on plan assets	(6,268)	(6,966)	(6,332)
Amortization of prior service cost	-	-	116
Recognized actuarial loss	17,878	1,309	398
Net periodic benefit cost	$21,399	$3,824	$3,813

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$(30)
Net loss	(114)	(53)	-

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$175,233	$166,189	$161,062
Accumulated benefit obligation	168,119	159,174	154,163
Fair value of assets	115,015	122,787	122,924

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$116,398	$110,054	$99,788
Service cost	2,757	2,663	2,326
Interest cost	5,248	4,839	4,868
Benefits paid	(4,593)	(4,372)	(4,263)
Actuarial loss	11,053	3,214	7,335
Benefit obligation at end of year	$130,863	$116,398	$110,054

Weighted average assumptions – benefit obligation
Discount rate	3.77%	4.49%	4.29%
Rate of compensation increase	Varies	Varies	Varies

Change in plan assets
Fair value of plan assets at beginning of year	$84,853	$84,629	$77,208
Actual return on plan assets	(1,730)	(274)	11,661
Employer contributions	3,380	4,870	23
Benefits paid	(4,593)	(4,372)	(4,263)
Fair value of plan assets at end of year	81,910	84,853	84,629
Funded status at end of year	$(48,953)	$(31,545)	$(25,425)

Amounts recognized in balance sheet
Current liability	$(45)	$(37)	$(37)
Noncurrent liability	(48,908)	(31,508)	(25,388)
Net amount recognized in balance sheet	$(48,953)	$(31,545)	$(25,425)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.49%	4.29%	4.96%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	5.50%	6.00%	6.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(13,412)	(11,817)	(3,585)
Amounts not yet recognized as a component of net periodic benefit cost	(13,412)	(11,817)	(3,585)
Accumulated contributions less than net periodic benefit cost	(35,541)	(19,728)	(21,840)
Net amount recognized	$(48,953)	$(31,545)	$(25,425)

Components of net periodic benefit cost
Service cost	$2,757	$2,663	$2,326
Interest cost	5,248	4,839	4,868
Expected return on plan assets	(4,589)	(5,063)	(4,484)
Amortization of prior service cost	-	-	116
Recognized actuarial loss	15,779	319	12
Net periodic benefit cost	$19,195	$2,758	$2,838

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$(30)
Net loss	(114)	(53)	-

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$130,863	$116,398	$110,054
Accumulated benefit obligation	123,749	109,383	103,155
Fair value of assets	81,910	84,853	84,629

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$49,791	$51,008	$41,528
Service cost	0	0	383
Interest cost	1,784	1,979	2,054
Participant contributions	-	-	183
Exchange rate changes	(7,825)	(4,167)	5,359
Benefits paid	(1,997)	(2,152)	(1,693)
Actuarial loss	2,617	3,123	3,194
Benefit obligation at end of year	$44,370	$49,791	$51,008

Weighted average assumptions - benefit obligation
Discount rate	3.00%	3.90%	4.30%
Rate of compensation increase	n/a	n/a	n/a %

Change in plan assets
Fair value of plan assets at beginning of year	$37,934	$38,295	$32,118
Actual return on plan assets	1,956	3,740	2,444
Employer contributions	1,102	1,179	1,148
Participant contributions	-	-	183
Benefits paid	(1,997)	(2,152)	(1,693)
Exchange rate changes	(5,890)	(3,128)	4,095
Fair value of plan assets at end of year	33,105	37,934	38,295
Funded status at end of year	$(11,265)	$(11,857)	(12,713)
Amounts recognized in balance sheet
Current liability	$—	$—	$—
Noncurrent liability	(11,265)	(11,857)	(12,713)
Net amount recognized in balance sheet	$(11,265)	$(11,857)	$(12,713)

Weighted average assumptions – net periodic benefit cost

Discount rate	3.90%	4.30%	4.70%
Rate of compensation increase	n/a	n/a	3.10%
Return on plan assets	4.77%	5.45%	5.40%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$—	$—	$—
Accumulated loss	(4,437)	(4,978)	(5,101)
Amounts not yet recognized as a component of net periodic benefit cost	(4,437)	(4,978)	(5,101)
Accumulated net periodic benefit cost in excess of contributions	(6,828)	(6,879)	(7,612)
Net amount recognized	$(11,265)	$(11,857)	$(12,713)

Components of net periodic benefit cost
Service cost	$—	$—	$383
Interest cost	1,784	1,979	2,054
Expected return on plan assets	(1,679)	(1,903)	(1,848)
Amortization of net loss	2,099	990	386
Net periodic benefit cost	$2,204	$1,066	$975

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$44,370	$49,791	$51,008
Accumulated benefit obligation	44,370	49,791	51,008
Fair value of assets	33,104	37,934	38,295

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$6,611	$5,867	$10,964
Service cost	105	113	225
Interest cost	287	244	396
Plan amendments	—	—	(5,730)
Benefits paid	(772)	(647)	(429)
Actuarial (gain) loss	1,150	1,034	441
Benefit obligation at end of year	$7,381	$6,611	$5,867

Weighted average assumptions: benefit obligations
Discount rate	3.77%	4.49%	4.29%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	772	647	429
Benefits paid, net of employee contributions	(772)	(647)	(429)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(396)	$(441)	$(379)
Non-current postretirement benefit obligation	(6,985)	(6,170)	(5,488)
Net amount recognized in balance sheet	$(7,381)	$(6,611)	$(5,867)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.49%	4.29%	4.96%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$4,523	$5,305	$6,104
Accumulated gain (loss)	(1,983)	(850)	185
Amounts not yet recognized as a component of net periodic benefit cost	2,540	4,455	6,289
Net periodic benefit cost in excess of accumulated contributions	(9,921)	(11,066)	(12,156)
Net amount recognized	$(7,381)	$(6,611)	$(5,867)

Components of net periodic benefit cost
Service cost	$105	$113	$225
Interest cost	287	244	396
Amortization of prior service credit	(781)	(799)	(771)
Amortization of accumulated loss	15	—	(1)
Net periodic benefit cost	$(374)	$(442)	$(151

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$673	$781	$799
Net loss	(120)	(15)	—
	$553	$766	$799

Healthcare cost trend rate assumed for next year	6.90%	8.00%	8.30%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2027	2027	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2016	2015	2014
Effect on total of service and interest cost	$-	$-	$35
Effect on postretirement benefit obligation	2	4	7

	1% Decrease
	2016	2015	2014
Effect on total of service and interest cost	$-	$-	$(30)
Effect on postretirement benefit obligation	(2)	(4)	(7)

For fiscal 2017, the Company expects to make a $4.0 million contribution to the qualified domestic pension plan, $45,000 to the nonqualified domestic pension plan, $1.0 million to the U.K. pension plan, and $396,000 to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2017	$6,700	$396
2018	6,997	363
2019	7,326	358
2020	7,656	364
2021	7,966	370
2022-2026	45,924	1,926

13. DEBT

Debt, including capitalized lease obligations, is comprised of the following (in thousands):

	June 30, 2016	June 30, 2015
Short-term and current maturities
Loan and Security Agreement	$1,543	$1,474
Capitalized leases	-	78
	$1,543	$1,552
Long-term debt
Loan and Security Agreement, net of current portion	$17,109	$18,552
	17,109	18,552
Total debt	$18,652	$20,104

Future maturities of debt are as follows (in thousands):

Fiscal Year
2017	$1,543
2018	11,014
2019	1,688
2020	1,765
2021	1,846
Thereafter	796
Total	$18,652

The Company completed the negotiations for an amended Loan and Security Agreement and executed the new agreement as of April 25, 2015.  Borrowings under this agreement may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate under the agreement for fiscal 2016 was 2.20%.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. As of June 30, 2016, the Company was in compliance with all the covenants. The Company expects to be able to meet the covenants in future periods.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The term loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The $15.5 million term loan is subject to the same financial covenants as the Loan and Security Agreement. As of June 30, 2016, $9.3 million of the term loan was outstanding.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2016, the Company had borrowings of $9.4 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has one standby letter of credit totaling $0.9 million which reduces the $23.0 million available Line of Credit to $22.1 million.  As of June 30, 2016, the Company has approximately $12.7 million available in the Line of Credit.

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

16. CONCENTRATIONS OF CREDIT RISK

The Company believes it has no significant concentration of credit risk as of June 30, 2016. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

17. FINANCIAL INFORMATION BY SEGMENT & GEOGRAPHIC AREA

The Company offers its broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock. The Company reviews and manages its business geographically and has historically made decisions based on worldwide operations. In fiscal 2016, the Company changed its reportable business segment from one reportable segment to two reportable segments, specifically, North American Operations and International Operations. The Company has recast its segment information disclosure for all periods presented to conform to this segment presentation.

The North American segment’s operations include all manufacturing and sales in the United States, Canada and Mexico. The International segment’s operations include all locations outside North America, primarily in Brazil, United Kingdom and China. The chief operating decision maker reviews operations on a geographical basis and decisions about where to invest the Company’s resources are made based on the current results and forecasts of operations in those geographies. Since the markets for the Company’s products are sufficiently different in North America than they are in the rest of the world and in view of the significant impact that currency fluctuation plays outside the United States on the revenue of the Company, the Company’s business review separates North America from operations outside North America. For this reason, the Company is reflecting two operating segments that align with management’s review of operations and decisions to allocate resources.

Segment income is measured for internal reporting purposes by excluding corporate expenses, other income and expense including interest income and interest expense and income taxes. Corporate expenses consist primarily of executive compensation, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Year Ended June 30, 2016
	North America	International	Unallocated		Total[1]
Sales	$130,108	$79,577	$		$209,685
Operating income	(8,311)	(3,117)		(9,017)	(20,445)
Asset impairment	(4,114)	-			(4,114)
Capital expenditures	5,040	3,200			8,240
Depreciation and amortization	4,537	2,677			7,214
Current assets[4]	33,787	62,810		24,314	120,911
Long-lived assets[5]	36,539	13,995		30,153	80,687

	Year Ended June 30, 2015
	North America	International	Unallocated		Total[2]
Sales	$137,085	$104,465	$		$241,550
Operating income	13,353	1,333		(6,083)	8,603
Capital expenditures	3,449	2,251			5,700
Depreciation and amortization	5,604	3,113			8,717
Current assets[4]	41,240	68,656		23,517	133,413
Long-lived assets[5]	40,506	14,066		24,287	78,859

	Year Ended June 30, 2014
	North America	International	Unallocated		Total[3]
Sales	$129,287	$117,847	$		$247,134
Operating income	11,231	7,831		(7,147)	11,915
Capital expenditures	3,116	5,720			8,836
Depreciation and amortization	5,948	3,410			9,358
Current assets[4]	40,716	75,193		30,993	146,902
Long-lived assets[5]	43,127	19,203		22,211	84,541

1 Excludes $8,259 of North American segment sales to the International segment and $9,282 sales of the International segment to the North American segment.

2 Excludes $12,276 of North American segment sales to the International segment and $9,842 sales of the International segment to the North American segment.

3 Excludes $17,692 of North American segment sales to the International segment and $8,585 sales of the International segment to the North American segment.

4 Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents, deferred income taxes, and other non-current assets.

Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales

	Year Ended June 30,
North America	2016	2015	2014
United States	$119,638	$125,534	$117,249
Canada & Mexico	10,470	11,551	12,038
	130,108	137,085	129,287
International
Brazil	43,283	63,961	74,478
United Kingdom	24,485	26,691	28,322
China	7,207	8,357	9,322
Australia & New Zealand	4,602	5,456	5,725
	79,577	104,465	117,847
Total Sales	$209,685	$241,550	$247,134

Long-lived Assets

	Year Ended June 30,
North America	2016	2015	2014
United States	$36,189	$40,146	$42,740
Canada & Mexico	350	360	387
	36,539	40,506	43,127
International
Brazil	8,818	7,986	12,334
United Kingdom	2,143	2,647	3,093
China	2,887	3,291	3,558
Australia & New Zealand	147	142	218
	13,995	14,066	19,203

Total Long Lived Assets	$50,534	$54,572	$62,330

5 Long lived assets consist of property, plant and equipment, goodwill, and other intangible assets. Long term deferred and other tax assets not allocated to the segments.

18. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2014	$60,172	$19,143	$1,741	$923	$0.13
December 2014	63,821	22,164	4,323	2,447	0.35
March 2015	56,116	18,694	3,508	2,437	0.35
June 2015	61,441	16,694	370	(563)	(0.08)
	$241,550	$76,695	$9,942	$5,244	$0.75
September 2015	$51,038	$15,852	$482	$(178)	$(0.03)
December 2015	53,671	15,999	992	458	0.07
March 2016	50,329	14,733	1,199	597	0.09
June 2016	54,647	404	(23,048)	(15,007)	(2.14)
	$209,685	$46,988	$(20,375)	$(14,130)	$(2.01)

Fourth quarter sales in fiscal 2016 were $6.8 million lower than in the fourth quarter of fiscal 2015. Unfavorable exchange rates represented $2.6 million of the difference. In addition, precision hand tool and saw sales declined $4.4 million in the fourth quarter of fiscal 2016 compared to fiscal 2015. Gross margins declined $16.3 million with a non-cash pension charge of $14.2 million representing approximately 90% of the decline. Lower sales of precision hand tool and saw sales accounted for the majority of the additional $2.1 million decline.

19. RELATED PARTY TRANSACTIONS

In the fourth quarter of fiscal 2016, Mr. Guilherme Camargo was appointed Operations Manager of Armco do Brasil S.A. (Armco.) Armco is the largest supplier of steel to our subsidiary in Brazil. Mr. Camargo is the son of Salvador de Camargo, who is the president of our subsidiary in Brazil and a member of the board of directors. The Company plans to implement policies and procedures to ensure transactions between Starrett Brazil and Armco remain at “arms-length” in the future as they have been in the past. The Company made annual purchases from Armco of $3.2 million, $4.1 million and $3.7 million in fiscal 2016, 2015 and 2014 respectively. The Company had accounts payable of $0 and $0.1 million as of June 30, 2016 and June 30, 2015 respectively.

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

There have been no changes in internal control over financial reporting during the quarter that materially affected, or are reasonably likely materially affect, the Company’s internal control over financial reporting

 Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2016 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The L.S. Starrett Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016 and our report dated August 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

August 24, 2016

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 12, 2016 (the “2016 Proxy Statement”), which will be mailed to stockholders on or about September 9, 2016. The information in that portion of the 2016 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	64	2001	President and CEO and Director
Francis J. O’Brien	69	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	63	2000	Vice President Sales
James B. Taylor	50	2015	Vice President Operations

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

Mr. Taylor joined the Company on June 22, 2015. He was previously Division Vice President, Operations for Zygo Corporation, a unit of Ametek’s Ultra Precision Technologies Division, from 2014 to 2015, Director of Optical components Manufacturing of Zygo Corporation from 2010 to 2014, and Vice President of JML Optical Industries, Inc. from 2004 to 2010. Mr. Taylor holds a Bachelor’s degree, a Master’s degree, and a Doctorate in Industrial Engineering from Purdue University.

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

On July 15, 2010, the Company entered into a Change of Control Agreement with Francis J. O’Brien.  The terms of Mr. O’Brien’s Agreement are described in section H in the Company’s 2016 Proxy Statement, which is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2012 Employees’ Stock Purchase Plan (“2012 Plan”) as of June 30, 2016. The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting and shares of Class A or Class B common stock may be issued under the 2012 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	63,915	$10.45	389,844
Equity compensation plans not approved by security holders	—	—	—
Total	63,915	$10.45	389,844

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2016 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of directors and officers:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of directors and officers” in Section I of Part I in the Company’s 2016 Proxy Statement. These portions of the 2016 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2016 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2016 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2016 and June 30, 2015.

Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2016.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended June 30, 2016.

Consolidated Statements of Stockholders’ Equity for each of the years in the three year period ended June 30, 2016.

Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 2016.

Notes to Consolidated Financial Statements

       2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2016	$612	$352	$(2)	$(75)	$887
Year Ended June 30, 2015	704	179	(163)	(108)	612
Year Ended June 30, 2014	697	27	27	(47)	704

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2016	$4,501	$1,193	$(344)	$(104)	$5,246
Year Ended June 30, 2015	3,334	1,242	(24)	(51)	4,501
Year Ended June 30, 2014	4,539	302	(355)	(1,152)	3,334

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

10a	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10b*	The L.S. Starrett Company Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 is hereby incorporated by reference.

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed with Form 10-K for the year ended June 30, 2012 is hereby incorporated by reference.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g	Amendment dated as of June 24, 2006 to the Company’s Amended and Restated Credit Agreement, filed with Form 10-K for the year ended June 24, 2006, is hereby incorporated by reference.

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

10l*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10m*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, dated December 31, 2013 is hereby incorporated by reference.

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

10t*	Cash Bonus Plan for executives officers of the Company, filed with Form 10-K for the year ended June 30, 2013, is hereby incorporated by reference.

10u	Amendment dated December 23, 2013 to the Company’s amended Loan and Security Agreement, is hereby incorporated by reference.

10v

Amendment dated January 26, 2015 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, filed with Form 10-K for the year ended June 30, 2015, is hereby incorporated by reference.

21	Subsidiaries of the L.S. Starrett Company, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Aug. 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Aug. 24, 2016 President and CEO and Director (Principal Executive Officer)	Salvador de Camargo, Jr., Aug. 24, 2016 President and Director Starrett Industria e Comercio Ltda, Brazil

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien , Aug. 24, 2016 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Aug. 24, 2016 Director

/S/RICHARD B. KENNEDY	/S/STEPHEN F. WALSH
Richard B. Kennedy, Aug. 24, 2016	Stephen F Walsh, Aug. 24, 2016
Director	Senior Vice President Operations and Director

/S/DAVID A. LEMOINE	/S/RALPH G. LAWRENCE
David A. Lemoine, Aug. 24, 2016	Ralph G. Lawrence, Aug. 24, 2016
Director	Director