Form 10-Q
period 2016-09-30
STARRETT L S CO
filed 2016-10-27
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period	September 30, 2016
ended

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to
from

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 27, 2016

Class A Common Shares	6,279,715

Class B Common Shares	767,527

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2016 (unaudited) and June 30, 2016	3

		Consolidated Statements of Operations – three months ended September 30, 2016 and September 30, 2015 (unaudited)	4

		Consolidated Statements of Comprehensive Loss – three months ended September 30, 2016 and September 30, 2015 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three months ended September 30, 2016 (unaudited)	6

		Consolidated Statements of Cash Flows - three months ended September 30, 2016 and September 30, 2015 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information:

	Item 1A.	Risk Factors	15

	Item 6.	Exhibits	15

SIGNATURES			16

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	September 30, 2016 (unaudited)	June 30, 2016

ASSETS
Current assets:
Cash	$21,307	$19,794
Accounts receivable (less allowance for doubtful accounts of $843 and $887, respectively)	27,360	34,367
Inventories	59,018	56,321
Current deferred income tax assets	-	4,518
Prepaid expenses and other current assets	7,808	5,911
Total current assets	115,493	120,911

Property, plant and equipment, net	39,983	41,010
Income taxes receivable	2,603	2,655
Deferred income tax assets	29,266	25,284
Intangible assets, net	6,309	6,490
Goodwill	3,034	3,034
Other assets	2,224	2,214
Total assets	$198,912	$201,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,560	$1,543
Accounts payable	8,538	8,981
Accrued expenses	5,570	6,372
Accrued compensation	4,501	4,922
Total current liabilities	20,169	21,818

Long-term debt, net of current portion	16,713	17,109
Other income tax obligations	4,398	3,813
Deferred income tax liabilities	-	187
Postretirement benefit and pension obligations	66,708	67,158
Total liabilities	107,988	110,085

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,273,574 outstanding at September 30, 2016 and 6,249,563 outstanding at June 30, 2016)	6,274	6,250
Class B Common stock $1 par (10,000,000 shares authorized; 768,336 outstanding at September 30, 2016 and 772,742 outstanding at June 30, 2016)	768	773
Additional paid-in capital	55,376	55,227
Retained earnings	81,286	81,228
Accumulated other comprehensive loss	(52,780)	(51,965)
Total stockholders' equity	90,924	91,513
Total liabilities and stockholders’ equity	$198,912	$201,598

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2016	9/30/2015

Net sales	$48,913	$51,038
Cost of goods sold	34,999	35,186
Gross margin	13,914	15,852
% of Net sales	28.4%	31.1%

Selling, general and administrative expenses	15,421	15,673
Restructuring charges	343	-

Operating income (loss)	(1,850)	179

Other income	237	303
Gain on sale of building	3,089	-

Income before income taxes	1,476	482

Income tax expense	717	660

Net income (loss)	$759	$(178)

Basic and diluted income (loss) per share	$0.11	$(0.03)

Weighted average outstanding shares used in per share calculations:
Basic	7,028	7,014
Diluted	7,059	7,014

Dividends per share	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Loss

 (in thousands) (unaudited)

	3 Months Ended
	9/30/2016	9/30/2015

Net income (loss)	$759	$(178)
Other comprehensive loss:
Translation loss	(768)	(9,780)
Pension and postretirement plans, net of tax of $0 and $0 respectively	(47)	-
Other comprehensive loss	(815)	(9,780)

Total comprehensive loss	$(56)	$(9,958)

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2016

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total

Balance June 30, 2016	$6,250	$773	$55,227	$81,228	$(51,965)	$91,513
Total comprehensive income (loss)				759	(815)	(56)
Dividends ($0.10 per share)				(701)		(701)
Repurchase of shares		(2)	(18)			(20)
Issuance of stock	5		56			61
Stock-based compensation	16		111			127
Conversion	3	(3)				-
Balance September 30, 2016	$6,274	$768	$55,376	$81,286	$(52,780)	$90,924

Accumulated balance consists of:
Translation loss					$(42,654)
Pension and postretirement plans, net of taxes					(10,126)
					$(52,780)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	3 Months Ended
	9/30/2016	9/30/2015

Cash flows from operating activities:
Net income (loss)	$759	$(178)
Non-cash operating activities:
Gain on sale of building	(3,089)	-
Depreciation	1,390	1,558
Amortization	364	333
Stock-based compensation	127	144
Net long-term tax obligations	603	433
Deferred taxes	281	42
Postretirement benefit and pension obligations	939	780
Income from equity method investment	(10)	(47)
Working capital changes:
Accounts receivable	6,562	6,799
Inventories	(3,165)	(2,298)
Other current assets	(1,953)	(827)
Other current liabilities	(1,296)	(826)
Prepaid pension expense	(1,159)	(1,051)
Other	138	(5)
Net cash provided by operating activities	491	4,857

Cash flows from investing activities:
Additions to property, plant and equipment	(889)	(2,003)
Software development	(183)	(162)
Proceeds from sale of building	3,321	-
Net cash provided by (used) in investing activities	2,249	(2,165)

Cash flows from financing activities:
Proceeds from long-term borrowings		750
Long-term debt repayments	(379)	(547)
Proceeds from common stock issued	61	64
Shares purchased	(20)	(107)
Dividends paid	(701)	(704)
Net cash used in financing activities	(1,039)	(544)

Effect of exchange rate changes on cash	(188)	(317)

Net increase in cash	1,513	1,831
Cash, beginning of period	19,794	11,108
Cash, end of period	$21,307	$12,939

Supplemental cash flow information:
Interest paid	$161	$163
Income taxes paid, net	34	295

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the three months ended September 30, 2016, have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2016 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial statements.  It is expected that a key change upon adoption will be the balance sheet recognition of leased assets and liabilities and that any changes in income statement recognition will not be material.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those periods with early adoption permitted. The Company has adopted the new guidance prospectively in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2016, there were 20,000 stock options and 105,634 restricted stock units outstanding. In addition, there were 346,600 shares available for grant under the 2012 Stock Plan as of September 30, 2016.

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

No stock options were granted during the three months ended September 30, 2016 and 2015.

The weighted average contractual term for stock options outstanding as of September 30, 2016 was 6.25 years.  There was no intrinsic value of stock options outstanding as of September 30, 2016. Stock options exercisable as of September 30, 2016 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 45,000 RSU awards with a fair value of $10.86 per RSU granted during the three months ended September 30, 2016. There were 12,733 RSUs settled during the three months ended September 30, 2016.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2016 was $1.0 million. As of September 30, 2016 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the three month periods ended September 30, 2016 and 2015 was $0.1 million for both periods.  As of September 30, 2016, there was $1.4 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $1.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.3 million is expected to be recognized over a weighted average period of 1.8 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	9/30/2016	6/30/2016
Raw material and supplies	$28,517	$29,209
Goods in process and finished parts	15,778	16,459
Finished goods	43,516	39,449
	87,811	85,117
LIFO Reserve	(28,793)	(28,796)
Inventories	$59,018	$56,321

LIFO inventories were $11.5 million and $10.5 million at September 30, 2016 and at June 30, 2016, respectively, such amounts being approximately $28.8 million less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in no material change in cost of sales for the three months ended September 30, 2016 compared to a $0.1 million increase in the three months ended September 30, 2015.

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

Amortizable intangible assets consist of the following (in thousands):

	9/30/2016	6/30/2016
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	2,585	2,402
Other intangible assets	325	325
Total	12,298	12,115
Accumulated amortization	(5,989)	(5,625)
Total net balance	$6,309	$6,490

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization are 14 years for trademarks and trade names, 8 years for non-compete agreements, 10 years for completed technology,  8 years for customer relationships and 5 years for software development.

The estimated aggregate amortization expense for the remainder of fiscal 2017 and for each of the next five years and thereafter, is as follows (in thousands):

2017 (Remainder of year)	$1,213
2018	1,550
2019	1,471
2020	947
2021	544
2022	225
Thereafter	359

Note 6:  Pension and Post-retirement Benefits

Net periodic benefit costs for the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2016	9/30/2015
Service cost	$791	$714
Interest cost	1,552	1,768
Expected return on plan assets	(1,306)	(1,594)
Amortization of net loss	28	14
	$1,065	$902

Net periodic benefit costs for the Company's post-retirement medical plan and life insurance consists of the following (in thousands):

	Three Months Ended
	9/30/2016	9/30/2015
Service cost	$23	$26
Interest cost	68	72
Amortization of prior service credit	(168)	(195)
Amortization of net loss	30	4
	$(47)	$(93)

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

Note 7:   Debt

Debt is comprised of the following (in thousands):

	9/30/2016	6/30/2016
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,560	$1,543

Long-term debt
Loan and Security Agreement	16,713	17,109
	$18,273	$18,652

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2016 and 2015 was 2.4% and 2.1%, respectively. Based upon its three year term, the Line of Credit has been classified as long-term. As of September 30, 2016, $9.4 million was outstanding on the Line of Credit.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan, had a balance of $8.9 million at September 30, 2016.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1. 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of September 30, 2016.

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

The tax expense for the first quarter of fiscal 2017 was $717,000 on a profit before tax of $1,476,000 (an effective tax rate of 48.6%). The tax expense for the first quarter of fiscal 2016 was $660,000 on a profit before tax for the quarter of $482,000 (an effective tax rate of 136.9%). The tax rate in the first quarter of fiscal 2017 is higher than the U.S. statutory rate of approximately 40% as a result of discrete adjustments primarily for the impact of a tax rate change in the U.K. applied to deferred tax assets which increased tax expense by $298,000 in the quarter. The tax rate for the first quarter of fiscal 2016 was higher than the U.S. federal and state statutory rate of approximately 40% primarily due to losses in some foreign jurisdictions for which no tax benefit is recognized. In the first quarter of fiscal 2016, there was a discrete reduction to tax expense of $54,000 related to provision to return adjustments in the UK.

U.S. Federal tax returns through fiscal 2012 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2012 are still subject to adjustment. As of September 30, 2016, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2011 – 2015. The Company has identified no new uncertain tax positions during the three month period ended September 30, 2016 for which it is currently likely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to the temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or deferred tax liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded deferred tax assets, the Company assesses the likelihood that the asset will be realized by addressing the positive and negative evidence to determine whether realization is more likely than not to occur. If realization is in doubt because of uncertainty regarding future profitability, the Company provides a valuation allowance related to the asset to the extent that it is more likely than not that the deferred tax asset will not be realized. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on the Company’s financial position.

No valuation allowance has been recorded for the Company’s domestic deferred tax assets related to temporary differences in items included in taxable income. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the tax benefit provided by those differences. In the U.S., there is a valuation allowance against foreign tax credits to the extent they are limited. In certain other countries where Company operations are in a loss position, the deferred tax assets for tax loss carryforwards and other temporary differences are fully offset by a valuation allowance.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 ("ASU 2015-17") regarding ASC Topic 740 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company has  adopted  the new guidance prospectively in the first quarter of fiscal 2017. Implementation has no effect on the Consolidated Statement of Operations but does result in a change in classification of $4.5 million of deferred tax assets from short-term to long-term.

Note 9:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 10. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2016. Our business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. The restructuring charge of $343,000 is included in the unallocated column. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended September 30, 2016
Sales[1]	$28,403	$20,510	$—	$48,913
Operating Income (Loss)	$152	$(866)	$(1,916)	$(1,850)

Three Months ended September 30, 2015
Sales[2]
	$32,411	$18,627	$—	$51,038
Operating Income (Loss)	$2,826	$(1,048)	$(1,599)	$179

1 Excludes $2,357 of North American segment intercompany sales to the International segment and $3,082 of International segment intercompany sales to the North American segment.

2 Excludes $1,910 of North American segment intercompany sales to the International segment and $2,262 of International segment intercompany sales to the North American segment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2016 and September 30, 2015

Overview

The Company experienced contrasting revenue and profit performance in the first quarter of fiscal 2017 as North American business declined while International operations rebounded compared to fiscal 2016. North American results were predominately driven by uncertainty in the U.S. economy that impacted both investment in new equipment and demand for the Company’s maintenance, repair and operating (MRO) products for the manufacturing sector. International business, particularly in Latin America and Europe, made strong gains relative to a weak quarter in fiscal 2016, with minimal impact of currency fluctuations.

Net sales declined $2.1 million or 4% as $2 million of gross margin erosion and a $0.3 million restructuring charge more than offset a $0.3 million savings in SG&A. Net income increased $0.9 million from a loss of $0.2 million or $0.03 per share in fiscal 2016 to income of $0.8 million or $0.11 per share in fiscal 2017.

Net Sales

North American sales declined $4.0 million or 12% from $32.4 million in fiscal 2016 to $28.4 million in fiscal 2017 due to a 12% drop in MRO channel sales on precision tools coupled with a 20% decline in capital equipment shipments. International sales increased $1.9 million or 10% from $18.6 million in fiscal 2016 to $20.5 million in fiscal 2017 as the Brazilian economy is recovering from a deep recession and political crisis while the European markets have stabilized. Consolidated currency fluctuations had minimal impact as a strengthening Brazilian Real added a comparative $1.3 million improvement while the weakening British Pound resulted in a $1.2 million decline.

Gross Margin

Gross margin declined $2.0 million from $15.9 million in fiscal 2016 to $13.9 million in fiscal 2017. North American fiscal 2017 gross margin of $7.3 million declined $3.0 million compared to fiscal 2016 due to reduced precision tool sales and unfavorable product mix related to lower sales of high margin capital equipment. International gross margins increased $1.0 million to $6.7 million due to increased sales and cost reductions in China and Europe. Currency exchange rates played a minor $0.1 million role in the margin improvement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million or 2% with currency accounting for $0.2 million of the savings. North American expenses decreased $0.4 million due to reduced outside sales commissions, as well as lower utility, insurance and bank expenses. International expenses increased $0.1 million as higher selling expense more than offset a $0.2 million reduction related to currency.

Restructuring charges

As previously announced, the Company is consolidating its saw manufacturing plants. The $0.3 million restructuring charges represent the costs associated with moving equipment between plants.

Other Income

Other income declined $0.1 million principally due to foreign currency translation adjustments.

Gain on sale of building

As part of an overall cost reduction plan, the Company closed its Canadian distribution center in May 2016 and sold the building for a $3.0 million net gain in August 2016. Canadian customers will be supplied products from our U. S. distribution centers.

Income Tax Expense

The effective tax rates for the first quarter of fiscal 2017 and 2016 were 48.6% and 136.9%, respectively. The quarterly tax rate is higher than the U.S. statutory rate in fiscal 2017 due to a discrete adjustment of $0.3 million to reflect the impact of a tax rate reduction in the U.K. on deferred tax assets. In fiscal 2016, the tax rate was higher than the U.S. statutory rate due to losses in some foreign subsidiaries for which no tax benefit is recognized.

Net earnings (loss)

The Company recorded net earnings of $0.8 million or $0.11 per share in the first quarter of fiscal 2017 compared to net loss of $0.2 million or $0.03 per share in fiscal 2016 as a fiscal 2017 $2.0 million decline in operating income was offset by a $3.0 million gain on the sale of a building.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three months Ended
	9/30/2016	9/30/2015

Cash provided by operating activities	$491	$4,857
Cash provided by (used in) investing activities	2,249	(2,165)
Cash used in financing activities	(1,039)	(544)
Effect of exchange rate changes on cash	(188)	(317)

Net increase in cash	$1,513	$1,831

Net cash increased $1.5 million as proceeds from the sale of the Canadian distribution center of $3.3 million more than offset higher working capital investments. The $0.3 million reduction in cash flow compared to the prior was primarily increased working capital investments.

The cash balance increased $8.4 million from $12.9 million as of September 30, 2015 to $21.3 million as of September 30, 2016 principally due to the sale of $7.6 million in securities in the second quarter of fiscal 2016.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.4 million was outstanding as of September 30, 2016.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of September 30, 2016, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018 and the Company plans to negotiate an extension to the Agreement.

The effective interest rate on borrowings under the Loan and Security Agreement during the three months ended September 30, 2015 was 2.4%.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2016, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2016.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2016. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2016.

ITEM 6.             EXHIBITS

31.a	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.b	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	October 27, 2016	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	October 27, 2016	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)