Form 10-Q
period 2016-12-31
STARRETT L S CO
filed 2017-02-03
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 31, 2017

Class A Common Shares	6,293,967

Class B Common Shares	765,837

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2016 (unaudited) and June 30, 2016	3

		Consolidated Statements of Operations – three and six months ended December 31, 2016 and December 31, 2015 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2016 and December 31, 2015 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – six months ended December 31, 2016 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2016 and December 31, 2015 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information:

	Item 1A.	Risk Factors	16

	Item 6.	Exhibits	17

SIGNATURES			18

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2016 (unaudited)	June 30, 2016

ASSETS
Current assets:
Cash	$16,727	$19,794
Accounts receivable (less allowance for doubtful accounts of $752 and $887, respectively)	31,388	34,367
Inventories	58,204	56,321
Current deferred income tax assets	-	4,518
Prepaid expenses and other current assets	7,316	5,911
Total current assets	113,635	120,911

Property, plant and equipment, net	39,870	41,010
Income taxes receivable	2,517	2,655
Deferred income tax assets, net of current portion	25,069	25,284
Intangible assets, net	6,126	6,490
Goodwill	3,034	3,034
Other assets	2,258	2,214
Total assets	$192,509	$201,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,578	$1,543
Accounts payable	8,056	8,981
Accrued expenses	5,758	6,372
Accrued compensation	3,924	4,922
Total current liabilities	19,316	21,818

Long-term debt, net of current portion	16,311	17,109
Other income tax obligations	4,609	3,813
Deferred income tax liabilities	-	187
Postretirement benefit and pension obligations	55,308	67,158
Total liabilities	95,544	110,085

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,286,978 outstanding at December 31, 2016 and 6,249,563 outstanding at June 30, 2016)	6,287	6,250
Class B Common stock $1 par (10,000,000 shares authorized; 766,623 outstanding at December 31, 2016 and 772,742 outstanding at June 30, 2016)	767	773
Additional paid-in capital	55,567	55,227
Retained earnings	81,643	81,228
Accumulated other comprehensive loss	(47,299)	(51,965)
Total stockholders' equity	96,965	91,513
Total liabilities and stockholders’ equity	$192,509	$201,598

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015

Net sales	$53,187	$53,671	$102,100	$104,709
Cost of goods sold	36,365	37,672	71,364	72,858
Gross margin	16,822	15,999	30,736	31,851
% of Net sales	31.6%	29.8%	30.1%	30.4%

Selling, general and administrative expenses	14,942	14,796	30,363	30,469
Restructuring charges	51	-	394	-

Operating income (loss)	1,829	1,203	(21)	1,382

Other income (expense)	(312)	(211)	(75)	92
Gain on sale of building	-	-	3,089	-

Income before income taxes	1,517	992	2,993	1,474

Income tax expense	454	534	1,171	1,194

Net income	$1,063	$458	$1,822	$280

Basic and diluted income per share	$0.15	$0.07	$0.26	$0.04

Weighted average outstanding shares used in per share calculations:
Basic	7,050	7,022	7,039	7,018
Diluted	7,068	7,043	7,068	7,050

Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015

Net income	$1,063	$458	$1,822	$280
Other comprehensive income (loss):
Translation gain (loss)	(988)	102	(1,756)	(9,678)
Pension and postretirement plans, net of tax of $3,958,$0,$3,958 and $0 respectively	6,469	-	6,422	-
Other comprehensive income (loss)	5,481	102	4,666	(9,678)

Total comprehensive income (loss)	$6,544	$560	$6,488	$(9,398)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2016

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2016	$6,250	$773	$55,227	$81,228	$(51,965)	$91,513
Total comprehensive income	-	-	-	1,822	4,666	6,488
Dividends ($0.20 per share)	-	-	-	(1,407)	-	(1,407)
Repurchase of shares	-	(3)	(30)	-	-	(33)
Issuance of stock	11	7	163	-	-	181
Stock-based compensation	16	-	207	-	-	223
Conversion	10	(10)	-	-	-	-
Balance December 31, 2016	$6,287	$767	$55,567	$81,643	$(47,299)	$96,965

Accumulated balance consists of:
Translation loss					$(43,642)
Pension and postretirement plans, net of taxes					(3,657)
					$(47,299)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	6 Months Ended
	12/31/2016	12/31/2015

Cash flows from operating activities:
Net income	$1,822	$280
Non-cash operating activities:
Gain on sale of building	(3,089)	-
Depreciation	2,732	3,052
Amortization	732	667
Stock-based compensation	223	227
Net long-term tax obligations	842	320
Deferred taxes	413	(1)
Postretirement benefit and pension obligations	1,743	1,561
Income from equity method investment	(43)	(73)
Working capital changes:
Accounts receivable	1,849	4,666
Inventories	(3,389)	(661)
Other current assets	(1,563)	(235)
Other current liabilities	(1,026)	(1,307)
Prepaid pension expense	(2,418)	(2,238)
Other	188	(79)
Net cash provided by (used in) operating activities	(984)	6,179

Cash flows from investing activities:
Additions to property, plant and equipment	(2,412)	(3,611)
Software development	(368)	(325)
Proceeds from sale of investments	-	7,621
Proceeds from sale of building	3,321	-
Net cash provided by investing activities	541	3,685

Cash flows from financing activities:
Proceeds from long-term borrowings	-	750
Long-term debt repayments	(762)	(1,448)
Proceeds from common stock issued	181	217
Shares repurchased	(33)	(297)
Dividends paid	(1,407)	(1,407)
Net cash used in financing activities	(2,021)	(2,185)

Effect of exchange rate changes on cash	(603)	(407)

Net increase (decrease) in cash	(3,067)	7,272
Cash, beginning of period	19,794	11,108
Cash, end of period	$16,727	$18,380

Supplemental cash flow information:
Interest paid	$302	$349
Income taxes paid, net	113	557

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

December 31, 2016

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the three and six months ended December 31, 2016 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard related to the “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this standard for its fiscal year beginning July 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2016, there were 20,000 stock options and 105,634 restricted stock units outstanding. In addition, there were 346,600 shares available for grant under the 2012 Stock Plan as of December 31, 2016.

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

No stock options were granted during the six months ended December 31, 2016 and 2015.

The weighted average contractual term for stock options outstanding as of December 31, 2016 was 6 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2016 was negligible. Stock options exercisable as of December 31, 2016 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 45,000 RSU awards with a fair value of $10.86 per RSU granted during the six months ended December 31, 2016. There were 12,733 RSUs settled during the six months ended December 31, 2016.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2016 was $1.0 million. As of December 31, 2016 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the six month periods ended December 31, 2016 and 2015 was $0.2 million and $0.2 million, respectively.  As of December 31, 2016, there was $1.4 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $1.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.3 million is expected to be recognized over a weighted average period of 1.6 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	12/31/2016	6/30/2016
Raw material and supplies	$28,568	$29,209
Goods in process and finished parts	15,394	16,459
Finished goods	42,584	39,449
	86,546	85,117
LIFO Reserve	(28,342)	(28,796)
Inventories	$58,204	$56,321

LIFO inventories were $9.7 million and $10.5 million at December 31, 2016 and June 30, 2016, respectively, such amounts being approximately $28.3 million and $28.8 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.5 million decrease in cost of sales for the six months ended December 31, 2016 compared to a $0.4 million increase for the six months ended December 31, 2015.

Note 5:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 gave rise to goodwill. The Company performed a qualitative analysis in accordance with ASU 2011-08 for its October 1, 2016 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit exceeds its respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of October 1, 2016.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2016	6/30/2016
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	2,770	2,402
Other intangible assets	325	325
Total	12,483	12,115
Accumulated amortization	(6,357)	(5,625)
Total net balance	$6,126	$6,490

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

The estimated aggregate amortization expense for the remainder of fiscal 2017 and for each of the next five years and thereafter, is as follows (in thousands):

2017 (Remainder of year)	$862
2018	1,587
2019	1,491
2020	984
2021	581
2022	262
Thereafter	359

Note 6:  Pension and Post-retirement Benefits

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The U.K. plan was closed to new entrants in fiscal 2009.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees. The Company also has defined contribution plans.

On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan will be closed to new participants and current participants will no longer earn additional benefits after December 31, 2016.

The amendment of the defined benefit pension plan triggered a pension curtailment which required a remeasurement of the Plan's obligation as of December 31, 2016. The remeasurement resulted in a decrease in the benefit obligation of approximately $6.9 million primarily due to an increase in the discount rate from 3.77% to 4.31%, with an additional $4.2 million decrease resulting from the impact of the curtailment. These reductions in the Plan’s benefit obligation were recorded as other comprehensive income, net of taxes.

Reconciliation of Funded Status of U.S. Defined Benefit Pension Plan as of December 31, 2016

Benefit obligation as of June 30, 2016	$130,863
Service cost	1,405
Interest cost	2,457
Benefits paid	(2,374)
Actuarial (gain)/loss	(8,443)
Benefit obligation prior to curtailment	123,908
Effect of curtailment	(4,170)
Benefit obligation as of December 31, 2016	119,738
Fair value of assets	80,989
Funded status as of December 31, 2016	$(38,749)

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2016 (Unaudited)	12/31/2015	12/31/2016 (Unaudited)	12/31/2015
Service cost	$614	$715	$1,405	$1,429
Interest cost	1,533	1,759	3,085	3,527
Expected return on plan assets	(1,288)	(1,585)	(2,594)	(3,179)
Amortization of net loss	68	12	96	26
	$927	$901	$1,992	$1,803

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2016 (Unaudited)	12/31/2015	12/31/2016 (Unaudited)	12/31/2015
Service cost	$24	$27	$47	$53
Interest cost	68	72	136	144
Amortization of prior service credit	(169)	(196)	(337)	(391)
Amortization of net loss	30	3	60	7
	$(47)	$(94)	$(94)	$(187)

For the six-month period ended December 31, 2016, the Company contributed $1.9 million to the U.S. and $0.5 to the UK pension plans. The Company estimates that it will contribute an additional $3.0 million for the remainder of fiscal 2017.

The Company’s pension plans use fair value as the market-related value of plan assets and recognize net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation in net periodic (benefit) cost as of the plan measurement date. Net actuarial gains or losses that are less than 10% of the thresholds noted above are accounted for as part of the accumulated other comprehensive loss.

Note 7:   Debt

Debt is comprised of the following (in thousands):

	12/31/2016	6/30/2016
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,578	$1,543

Long-term debt
Loan and Security Agreement	16,311	17,109
	$17,889	$18,652

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six months ended December 31, 2016 and 2015 was 2.4% and 2.1%, respectively. Based upon its three year term, the Line of Credit has been classified as long term. As of December 31, 2016, $9.4 million was outstanding on the Line of Credit.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $8.5 million at December 31, 2016.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of December 31, 2016.

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

The effective tax rate for the second quarter of fiscal 2017 was 29.9% and for the second quarter of fiscal 2016, it was 53.8%. For the first half of fiscal 2017, the effective tax rate was 39.1% and for the first half of fiscal 2016, it was 81.0%. The tax rate in the second quarter of fiscal 2017 is lower than the U.S. statutory rate as a result of earnings in foreign jurisdictions with lower effective tax rates. This benefit was offset as a result of discrete adjustments primarily for the impact of a tax rate change in the U.K. applied to deferred tax assets which increased tax expense by $298,000 in the first quarter. In fiscal 2016, the tax rate is higher than the U.S. statutory rate primarily due to losses in foreign jurisdictions for which no tax benefit is recognized. In addition, in the first half of fiscal 2016, there were discrete reductions to tax expense primarily as a result of return to provision adjustments of $200,000.

U.S. Federal tax returns through fiscal 2012 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2012 are still subject to adjustment. As of December 31, 2016, the Company has no local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2011 – 2015. During the next twelve months, there are no significant changes expected in the Company’s long term tax obligations for prior year exposures.

Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to the temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by addressing the positive and negative evidence to determine whether realization is more likely than not to occur. If realization is in doubt because of uncertainty regarding future profitability, the Company provides a valuation allowance related to the asset to the extent that it is more likely than not that the deferred tax asset will not be realized. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur the Company would record the impact of the change, which could have a material effect on the Company’s financial position.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 ("ASU 2015-17") regarding ASC Topic 740 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company has adopted the new guidance prospectively in the first quarter of fiscal 2017. Prior periods were not retrospectively adjusted.

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

Note 10. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2016. Our business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses which are included in unallocated in the table below. Other income and expense, including interest income and expense, the gain on the sale of a building and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2016
Sales[1]	$32,151	$21,036	$—	$53,187
Operating Income (Loss)	$2,805	$636	$(1,612)	$1,829

Three Months ended December 31, 2015
Sales[2]	$34,304	$19,367	$—	$53,671
Operating Income (Loss)	$2,804	$(423)	$(1,178)	$1,203

1.	Excludes $2,339 of North American segment sales to the International segment and $2,968 of International segment sales to the North American segment.
2.	Excludes $2,333 of North American segment sales to the International segment and $2,416 of International segment sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Six Months ended December 31, 2016
Sales[3]	$60,554	$41,546	$—	$102,100
Operating Income (Loss)	$2,957	$550	$(3,528)	$(21)

Six Months ended December 31, 2015
Sales[4]	$66,715	$37,994	$—	$104,709
Operating Income (Loss)	$5,630	$(1,471)	$(2,777)	$1,382

3.	Excludes $4,696 of North American segment sales to the International segment and $6,049 of International segment sales to the North American segment.
4.	Excludes $4,242 of North American segment sales to the International segment and $4,679 of International segment sales to the North American segment.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended December 31, 2016 and December 31, 2015

Overview

The Company managed through the political and economic volatility of the quarter posting flat revenue and higher net income. The North American market suffered from the uncertainty of decisions regarding major investments as the high-end Metrology sales declined 15%, while the International saw and hand tool business improved, especially in Brazil.

Net sales decreased $0.5 million or 1% from $53.7 million in fiscal 2016 to $53.2 million in fiscal 2017 with North America declining $2.1 million and International growing $1.6 million. Operating income increased $0.6 million as a $0.8 million improvement in gross margin was only partially offset by a $0.2 million increase in selling, general and administrative expenses plus restructuring charges of $0.1 million.

Net Sales

North American sales decreased $2.1 million or 6% from $34.3 million in fiscal 2016 to $32.2 million in fiscal 2017 due to a weakening demand for capital equipment metrology products.

International sales increased $1.6 million or 8% from $19.4 million in fiscal 2016 to $21.0 million in fiscal 2017 due to organic growth in Europe and a 15% improvement of the Brazilian Real to the US dollar offsetting a weak pound sterling.

Gross Margin

Gross margin increased $0.8 million or 5% from 30% of sales in fiscal 2016 to 32% of sales in fiscal 2017.

North American gross margins decreased $0.5 million from $9.9 million or 29% of sales in fiscal 2016 to $9.4 million or 29% of sales in fiscal 2017 due to product mix related to lower sales of higher margin capital equipment products.

International gross margins increased $1.3 million from 31% of sales in fiscal 2016 to 35% of sales in fiscal 2017 based upon an improved international performance with higher margins in Europe and a favorable exchange rate relative to the Brazilian Real to the US dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including restructuring charges, increased $0.2 million or 1% from $14.8 million in fiscal 2016 to $15.0 million in fiscal 2017.

North American expenses, including Corporate, decreased $0.1 million from $8.3 million in fiscal 2016 to $8.2 million in fiscal 2017 as reduced employee and commission expenses offset higher professional fees.

International expenses increased $0.3 million or 5% due principally to the weakening of the US dollar to the Brazilian Real.

Other Income (Expense)

Other expense increased $0.1 million primarily due to foreign exchange translation losses.

Income Taxes

The effective tax rate for the second quarter of fiscal 2017 and 2016 were 30% and 54%, respectively. The quarterly tax rate is lower than a normalized combined federal and state rate of approximately 40% due to profits in some foreign subsidiaries with lower effective tax rates. The tax rate includes discrete tax expense of $0.1 million in fiscal 2017 compared to a $0.1 million tax benefit in fiscal 2016.

Net Income

The Company recorded net income of $1.1 million or $0.15 per share in the second quarter of fiscal 2017 compared to net income of $0.5 million or $0.07 per share in fiscal 2016 principally due to higher Operating Income and a lower effective tax rate.

Six Months Ended December 31, 2016 and December 31, 2015

Overview

Net sales declined $2.6 million or 3% from $104.7 million in fiscal 2016 to $102.1 million in fiscal 2017. Operating income decreased $1.4 million in fiscal 2017 from $1.4 million profit in fiscal 2016 compared to $0.0 million or breakeven in fiscal 2017 as lower sales and related gross margins more than offset reduced selling, general and administrative expenses.

Net Sales

North American sales decreased $6.2 million or 9% from $66.7 million in fiscal 2016 to $60.5 million in fiscal 2017 due to lower precision hand tool and high end metrology shipments.

International sales increased $3.6 million or 10% from $38.0 million in fiscal 2016 to $41.6 million in fiscal 2017 with strong organic growth in Brazil. The weakening British Pound offset the strengthening Brazilian Real resulting in no impact related to foreign exchange rates.

Gross Margin

Gross margin decreased $1.1 million or 3% but remained level at 30% of sales.

North American gross margins decreased $3.4 million or 17% in fiscal 2017 compared to fiscal 2016 due to lower sales of higher margin capital equipment products.

International gross margins increased $2.3 million with volume and margin improvement representing $1.1 and $1.2 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $0.1 million or 1% from $30.5 million in fiscal 2016 to $30.4 million in fiscal 2017.

North American expenses, including Corporate, decreased $0.5 million or 3% as lower commissions and travel expenses more than offset higher professional fees.

International expenses increased $0.4 million or 3% due increased selling expenses and a strengthening Brazilian Reals versus the US dollar.

Other Income (Expense)

Other income declined $0.2 million due to foreign exchange translation losses.

Income Taxes

The effective tax rates for the first half of fiscal 2017 and 2016 were 39% and 81%, respectively. The effective tax rate is slightly lower than federal and state statutory rates of approximately 40% in fiscal 2017 due to profits in foreign jurisdictions subject to lower effective rates which was partly offset by a discrete net increase in tax expense of $0.3 million. The effective rate in fiscal 2016 is higher due to losses in some foreign subsidiaries for which no tax benefit is recognized in consolidation.

Net Income

The Company recorded net income of $1.8 million or $0.26 per share in the first half of fiscal 2017 compared to net income of $0.3 million or $0.04 per share in fiscal 2016 principally due to an after tax gain of $1.6 million on the sale of the Canadian distribution facility in the first quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2016	12/31/2015

Cash provided by (used in) operating activities	$(984)	$6,179
Cash provided by investing activities	541	3,685
Cash used in financing activities	(2,021)	(2,185)
Effect of exchange rate changes on cash	(603)	(407)

Net increase (decrease) in cash	$(3,067)	$7,272

Fiscal 2017 net cash for the six months ended December 31, 2016 decreased $3.1 million primarily due to Net Income of $1.8 million and proceeds of $3.3 million from the sale of the Canadian distribution facility which were offset by increased working capital of $4.1 million; prepaid payments to the pension of $2.4 million; and property plant and equipment expenditures of $2.4 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.4 million was outstanding as of December 31, 2016.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of December 31, 2016, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018 and the Company plans to negotiate an extension to the agreement.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2016 and 2015 was 2.4% and 2.1% respectively.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2016, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2016.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 3, 2017	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 3, 2017	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)