Form 10-Q
period 2017-03-31
STARRETT L S CO
filed 2017-04-28
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 27, 2017

Class A Common Shares	6,296,769

Class B Common Shares	761,630

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2017 (unaudited) and June 30, 2016	3

		Consolidated Statements of Operations – three and nine months ended March 31, 2017 and March 31, 2016 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2017 and March 31, 2016 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – nine months ended March 31, 2017 (unaudited)	6

		Consolidated Statements of Cash Flows - nine months ended March 31, 2017 and March 31, 2016 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 1A.	Risk Factors	18

	Item 6.	Exhibits	19

SIGNATURES			20

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2017 (unaudited)	June 30, 2016

ASSETS
Current assets:
Cash	$17,061	$19,794
Accounts receivable (less allowance for doubtful accounts of $773 and $887, respectively)	28,006	34,367
Inventories	58,225	56,321
Current deferred income tax assets	-	4,518
Prepaid expenses and other current assets	7,381	5,911
Total current assets	110,673	120,911

Property, plant and equipment, net	39,963	41,010
Income taxes receivable	2,547	2,655
Deferred income tax assets, net of current portion	24,198	25,284
Intangible assets, net	8,370	6,490
Goodwill	5,652	3,034
Other assets	2	2,214
Total assets	$191,405	$201,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,596	$1,543
Accounts payable	8,278	8,981
Accrued expenses	5,016	6,372
Accrued compensation	4,441	4,922
Total current liabilities	19,331	21,818

Long-term debt, net of current portion	15,904	17,109
Other income tax obligations	3,773	3,813
Deferred income tax liabilities	-	187
Postretirement benefit and pension obligations	53,804	67,158
Other non-current liabilities	1,569	-
Total liabilities	94,381	110,085

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,296,769 outstanding at March 31, 2017 and 6,249,563 outstanding at June 30, 2016)	6,297	6,250
Class B Common stock $1 par (10,000,000 shares authorized; 761,630 outstanding at March 31, 2017 and 772,742 outstanding at June 30, 2016)	762	773
Additional paid-in capital	55,702	55,227
Retained earnings	80,151	81,228
Accumulated other comprehensive loss	(45,888)	(51,965)
Total stockholders' equity	97,024	91,513
Total liabilities and stockholders’ equity	$191,405	$201,598

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Net sales	$50,670	$50,329	$152,770	$155,038
Cost of goods sold	36,191	35,596	107,555	108,454
Gross margin	14,479	14,733	45,215	46,584
% of Net sales	28.6%	29.3%	29.6%	30.0%

Selling, general and administrative expenses	15,326	13,819	45,689	44,288
Restructuring charges	6	-	400	-

Operating income (loss)	(853)	914	(874)	2,296

Other income (expense)	(391)	285	(466)	377
Gain on sale of building	-	-	3,089	-

Income (loss) before income taxes	(1,244)	1,199	1,749	2,673

Income tax expense (benefit)	(458)	602	713	1,796

Net income (loss)	$(786)	$597	$1,036	$877

Basic income (loss) per share	$(0.11)	$.09	$0.15	$0.13
Diluted income (loss) per share	$(0.11)	$.08	$0.15	$0.12

Weighted average outstanding shares used in per share calculations:
Basic	7,058	7,013	7,046	7,016
Diluted	7,058	7,031	7,078	7,045

Dividends per share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Net income (loss)	$(786)	$597	$1,036	$877
Other comprehensive income (loss):
Translation gain (loss)	1,456	2,906	(300)	(6,772)
Pension and postretirement plans, net of tax of $0,$0,$3,958 and $0 respectively	(45)	-	6,377	-
Other comprehensive income (loss)	1,411	2,906	6,077	(6,772)

Total comprehensive income (loss)	$625	$3,503	$7,113	$(5,895)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2017

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Addi- tional Paid-in	Retained	Accumulated Other Com-prehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2016	$6,250	$773	$55,227	$81,228	$(51,965)	$91,513
Total comprehensive income	-	-	-	1,036	6,077	7,113
Dividends ($0.30 per share)	-	-	-	(2,113)	-	(2,113)
Repurchase of shares	-	(5)	(46)	-	-	(51)
Issuance of stock	18	7	217	-	-	242
Stock-based compensation	16	-	304	-	-	320
Conversion	13	(13)	-	-	-	-
Balance March 31, 2017	$6,297	$762	$55,702	$80,151	$(45,888)	$97,024

Accumulated balance consists of:
Translation loss					$(42,186)
Pension and postretirement plans, net of taxes					(3,702)
					$(45,888)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands of dollars) (unaudited)

	9 Months Ended
	3/31/2017	3/31/2016

Cash flows from operating activities:
Net income	$1,036	$877
Non-cash operating activities:
Gain on sale of building	(3,089)	-
Depreciation	4,020	4,385
Amortization	1,280	1,036
Stock-based compensation	320	315
Net long-term tax obligations	(31)	627
Deferred taxes	702	57
Postretirement benefit and pension obligations	1,916	2,342
(Income) loss from equity method investment	223	(89)
Working capital changes, net of effects of business acquisition:
Accounts receivable	6,200	4,744
Inventories	(2,184)	1,425
Other current assets	(1,501)	190
Other current liabilities	(1,790)	507
Prepaid pension expense	(4,303)	(4,823)
Other	222	60
Net cash provided by operating activities	3,021	11,653

Cash flows from investing activities:
Business acquisition, net of cash acquired and long-term liability	(1,324)	-
Additions to property, plant and equipment	(3,478)	(4,048)
Software development	(750)	(557)
Proceeds from sale of investments	-	7,621
Proceeds from sale of building	3,321	-
Net cash provided by (used in) investing activities	(2,231)	3,016

Cash flows from financing activities:
Proceeds from long-term borrowings	-	750
Long-term debt repayments	(1,151)	(1,822)
Proceeds from common stock issued	242	280
Shares repurchased	(51)	(446)
Dividends paid	(2,113)	(2,108)
Net cash used in financing activities	(3,073)	(3,346)

Effect of exchange rate changes on cash	(450)	(200)

Net increase (decrease) in cash	(2,733)	11,123
Cash, beginning of period	19,794	11,108
Cash, end of period	$17,061	$22,231

Supplemental cash flow information:
Interest paid	$474	$487
Income taxes paid, net	(213)	732

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the three and nine months ended March 31, 2017 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note 2:   Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard related to “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this standard for its fiscal year beginning July 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial statements.  It is expected that a key change upon adoption will be the balance sheet recognition of leased assets and liabilities and that any changes in income statement recognition will not be material.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of the future adoption of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions ( or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired ( or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company is currently assessing the impact of the adoption of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and should be applied prospectively for annual and any interim goodwill impairment tests. Early adoption is permitted for entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the update on our consolidated financial statements.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2017, there were 20,000 stock options and 105,634 restricted stock units outstanding. In addition, there were 346,600 shares available for grant under the 2012 Stock Plan as of March 31, 2017.

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

No stock options were granted during the nine months ended March 31, 2017 and 2016.

The weighted average contractual term for stock options outstanding as of March 31, 2017 was 5.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2017 was negligible. Stock options exercisable as of March 31, 2017 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 45,000 RSU awards with a fair value of $10.86 per RSU granted during the nine months ended March 31, 2017. There were 12,733 RSUs settled during the nine months ended March 31, 2017.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2017 was $1.1 million. As of March 31, 2017 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the nine month periods ended March 31, 2017 and 2016 was $0.3 million and $0.3 million, respectively.  As of March 31, 2017, there was $1.3 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $1.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.2 million is expected to be recognized over a weighted average period of 1.4 years.

Note 4:   Inventories

Inventories consist of the following (in thousands):

	3/31/2017	6/30/2016
Raw material and supplies	$26,919	$29,209
Goods in process and finished parts	17,356	16,459
Finished goods	41,220	39,449
	85,495	85,117
LIFO Reserve	(27,270)	(28,796)
Inventories	$58,225	$56,321

LIFO inventories were $7.2 million and $10.5 million at March 31, 2017 and June 30, 2016, respectively, such amounts being approximately $27.3 million and $28.8 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $1.5 million decrease in cost of sales for the nine months ended March 31, 2017 compared to a $0.3 million increase for the nine months ended March 31, 2016.

Note 5:   Business Acquisition

In fiscal 2010, the Company entered into an agreement with a private software company to invest $1.5 million in exchange for a 36% equity interest therein. In the third quarter of fiscal 2017, the Company entered into a new agreement to invest an additional $3.6 million for an additional 63% of equity in the company. The Company paid $1.8 million in cash at closing and is obligated to pay an additional $1.8 million in cash three years subsequent to closing (discounted to $1.6 million on the purchase date). In addition, the agreement provides for the former owners to receive a 30% share of operating profits of the business over the next three years so long as they remain employed by the Company.

The acquisition has been accounted for as a business combination and the financial results of the company have been included in our consolidated financial statements as of the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The Company expects to finalize the valuation in the fourth quarter of 2017.

The table below presents the preliminary allocation of the purchase price to the acquired net assets (in thousands):

Cash	$509
Accounts receivable	273
Inventories	243
Other current assets	18
Deferred software development costs	2,397
Fixed assets	47
Goodwill	2,618
Deferred tax liability	(647)
Accounts payable & current liabilities	(80)
Purchase Price (1)	$5,378

(1)	$1,833 + 1,555 ($1.8 million discounted at 5%) = $3,388 purchase price divided by 63% = $5.378 million

Pro-forma financial information has not been presented for this acquisition because it is not considered material to the Company’s financial position or results of operations.

Note 6:   Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill for the nine months ended March 31, 2017 (in thousands):

Balance at June 30, 2016	$3,034
Acquisition of software company	2,618
Balance at March 31, 2017	$5,652

The Company’s acquisition of Bytewise in 2011 gave rise to goodwill of $3,034. The Company performed a qualitative analysis in accordance with ASU 2011-08 for its October 1, 2016 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit exceeds its respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of October 1, 2016.

Amortizable intangible assets consist of the following (in thousands):

	3/31/2017	6/30/2016
Non-compete agreement	$600	$600
Trademarks and trade names	1,480	1,480
Completed technology	2,358	2,358
Customer relationships	4,950	4,950
Software development	5,548	2,402
Other intangible assets	325	325
Total	15,261	12,115
Accumulated amortization	(6,891)	(5,625)
Total net balance	$8,370	$6,490

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

The estimated aggregate amortization expense for the remainder of fiscal 2017 and for each of the next five years and thereafter, is as follows (in thousands):

2017 (Remainder of year)	$653
2018	2,421
2019	2,186
2020	1,480
2021	872
2022	400
Thereafter	358

Note 7:   Pension and Post-retirement Benefits

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

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2017 (Unaudited)	3/31/2016 (Unaudited)	3/31/2017 (Unaudited)	3/31/2016 (Unaudited)
Service cost	$-	$714	$1,405	$2,143
Interest cost	1,574	1,732	4,659	5,259
Expected return on plan assets	(1,284)	(1,560)	(3,878)	(4,739)
Amortization of net loss	6	13	102	39
	$296	$899	$2,288	$2,702

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2017 (Unaudited)	3/31/2016 (Unaudited)	3/31/2017 (Unaudited)	3/31/2016 (Unaudited)
Service cost	$23	$26	$70	$79
Interest cost	67	71	203	215
Amortization of prior service credit	(168)	(195)	(505)	(586)
Amortization of net loss	30	4	90	11
	$(48)	$(94)	$(142)	$(281)

For the nine-month period ended March 31, 2017, the Company contributed $3.5 million to the U.S. and $0.8 to the UK pension plans. The Company estimates that it will contribute an additional $1.1 million for the remainder of fiscal 2017.

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

Note 8:   Debt

Debt is comprised of the following (in thousands):

	3/31/2017	6/30/2016
Notes payable and current maturities of long term debt
Loan and Security Agreement	$1,596	$1,543

Long-term debt
Loan and Security Agreement	15,904	17,109
	$17,500	$18,652

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2017 and 2016 was 2.5% and 2.2%, respectively. Based upon its three year term, the Line of Credit has been classified as long term. As of March 31, 2017, $9.4 million was outstanding on the Line of Credit.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160.6 thousand.  The Term Loan had a balance of $8.1 million at March 31, 2017.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of March 31, 2017.

Note 9:   Income Taxes

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

The effective tax rate for the third quarter of fiscal 2017 was 36.8% and for the third quarter of fiscal 2016, it was 50.2%. For the first nine months of fiscal 2017, the effective tax rate was 40.8% and for the first nine months of fiscal 2016, it was 67.2%. The tax rate in fiscal 2017 is higher than the U.S. statutory rate since the benefit of earnings in foreign jurisdictions with lower effective tax rates was more than offset by discrete tax charges including the impact of a tax rate change in the U.K. applied to deferred tax assets which increased tax expense by $298,000 in the first quarter. In fiscal 2016, the tax rate is higher than the U.S. statutory rate primarily due to losses in foreign jurisdictions for which no tax benefit is recognized which was partially offset by discrete reductions to tax expense primarily as a result of return to provision adjustments of $216,000.

U.S. Federal tax returns through fiscal 2013 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2014 are still subject to adjustment. As of March 31, 2017, the Company has no local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2011 – 2016. During the next twelve months, it is possible that there will be a reduction in the Company’s long term tax obligations for prior year exposures of $931,000.

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

Note 10: Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 11. Segment Information

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

	North American Operations	International Operations	Unallocated		Total
Three Months ended March 31, 2017
Sales[1]	$31,791	$18,879	$		$50,670
Operating Income (Loss)	$1,563	$(693)		$(1,723)	$(853)

Three Months ended March 31, 2016
Sales[2]	$32,473	$17,856	$		$50,329
Operating Income (Loss)	$2,542	$(112)		$(1,515)	$914

1.	Excludes $1,493 of North American segment sales to the International segment and $2,536 of International segment sales to the North American segment.
2.	Excludes $2,238 of North American segment sales to the International segment and $2,120 of International segment sales to the North American segment.

	North American Operations	International Operations	Unallocated		Total
Nine Months ended March 31, 2017
Sales[3]	$92,345	$60,425	$		$152,770
Operating Income (Loss)	$4,520	$(143)		$(5,251)	$(874)

Nine Months ended March 31, 2016
Sales[4]	$99,188	$55,850	$		$155,038
Operating Income (Loss)	$8,172	$(1,583)		$(4,292)	$2,296

3.	Excludes $6,189 of North American segment sales to the International segment and $8,585 of International segment sales to the North American segment.
4.	Excludes $6,480 of North American segment sales to the International segment and $6,799 of International segment sales to the North American segment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended March 31, 2017 and March 31, 2016

Overview

The Company continued to experience moderate declines in the domestic market and improvement in the International sector during the quarter posting flat revenue and lower profits. The North American market encountered a softening in the industrial distribution market and a modest recovery in the high-end metrology sector while a weakening US dollar resulted in higher International revenue, especially in Brazil.

Net sales increased $0.4 million or 1% from $50.3 million in fiscal 2016 to $50.7 million in fiscal 2017 with North America declining $0.7 million and International growing $1.1 million. Operating income declined $1.8 million from a profit of $0.9 million in fiscal 2016 to a loss of $0.9 million in fiscal 2017 due to a $0.3 million decline in gross margin coupled with a $1.5 million increase in operating expenses.

Net Sales

North American sales decreased $0.7 million or 2% from $32.5 million in fiscal 2016 to $31.8 million in fiscal 2017 due to a decline in metrology tools sold thru the industrial distribution channel.

International sales increased $1.1 million or 6% from $17.8 million in fiscal 2016 to $18.9 million in fiscal 2017 due to 20% improvement of the Brazilian Real to the US dollar and improvement in the European sector.

Gross Margin

Gross margin decreased $0.3 million or 2% from 29.3% of sales in fiscal 2016 to 28.6% of sales in fiscal 2017.

North American gross margins decreased $0.4 million from $9.3 million or 29% of sales in fiscal 2016 to $8.9 million or 28% of sales in fiscal 2017 due to lower sales and higher cost in the industrial distribution channel.

International gross margins increased $0.1 million from $5.5 million in fiscal 2016 to $5.6 million in fiscal 2017 based upon an improved International performance with higher margins in Europe and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million or 11% from $13.8 million in fiscal 2016 to $15.3 million in fiscal 2017.

North American expenses increased $0.6 million from $6.7 million in fiscal 2016 to $7.3 million in fiscal 2017 as a result of increased sales and marketing expenses in the high-end metrology business.

International expenses increased $0.8 million or 14% due principally to the weakening of the US dollar to the Brazilian Real.

Corporate expenses increased $0.1 million from $1.5 million in fiscal 2016 to $1.7 million in fiscal 2017 due to higher professional fees.

Other Income (Expense)

Other expense increased $0.7 million from income of $0.3 million in fiscal 2016 to a $0.4 million loss in fiscal 2017 due to a $0.3 million cumulative loss related to an investment in a software development company and lower foreign exchange translation gains.

Income Taxes

The effective tax rates for the third quarter of fiscal 2017 and 2016 were 37% and 50%, respectively. The quarterly tax rate is lower than a normalized combined federal and state rate of approximately 40% due to profits in some foreign subsidiaries with lower effective tax rates. The tax rate includes negligible discrete items in fiscal 2017 and a discrete tax benefit of $0.1 million in fiscal 2016.

Net Income

The Company recorded net loss of $0.8 million or $0.11 per share in the third quarter of fiscal 2017 compared to net income of $0.6 million or $0.09 per share in fiscal 2016 principally due to lower Operating Income and a one-time investment write-off.

Nine Months Ended March 31, 2017 and March 31, 2016

Overview

Net sales declined $2.3 million or 1% from $155.0 million in fiscal 2016 to $152.7 million in fiscal 2017. Operating income decreased $3.2 million in fiscal 2017 from $2.3 million profit in fiscal 2016 compared to $0.9 million loss in fiscal 2017 due to lower sales and related gross margins and higher selling, general and administrative expenses.

Net Sales

North American sales decreased $6.9 million or 7% from $99.2 million in fiscal 2016 to $92.3 million in fiscal 2017 due to lower metrology tool sales through the industrial distribution channel and decreases in high-end metrology sales to end-user customers.

International sales increased $4.6 million or 8% from $55.8 million in fiscal 2016 to $60.4 million in fiscal 2017 with strong organic growth in Europe and a strengthening Brazilian Real relative to the US dollar.

Gross Margin

Gross margin decreased $1.3 million or 3% and also declined as a % of sales from 30.0% in fiscal 2016 to 29.6% in fiscal 2017.

North American gross margins decreased $3.9 million or 13% from $29.4 million in fiscal 2016 compared to $25.5 million in fiscal 2016 due to lower precision tool sales as well as lower sales of higher margin capital equipment products.

International gross margins increased $2.6 million with volume and margin improvement representing $1.4 and $1.2 million, respectively. The stronger Brazilian Real contributed an incremental $1.6 million while the weakening British Pound resulted in a $0.9 million decrement to the gross margin gain.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $1.4 million or 3% from $44.3 million in fiscal 2016 to $45.7 million in fiscal 2017.

North American expenses decreased $0.3 million or 2% due to lower commissions and travel expenses.

International expenses increased $1.1 million or 6% principally due to the strengthening Brazilian Reals versus the US dollar.

Corporate expenses increased $0.6 million or 13% principally due to higher professional fees.

Other income (expense)

Other income declined $0.8 million due to foreign exchange translation losses and a $0.3 million cumulative loss related to an investment in a software development company. The $3.1 million gain on sale of a building is net profit realized on the sale of the Canadian distribution center in the first quarter of fiscal 2017.

Income Taxes

The effective tax rates for the first three quarters of fiscal 2017 and 2016 was 41% and 67%, respectively. The effective tax rate is higher than the U.S. statutory rate since the benefit of earnings in foreign jurisdictions with lower effective tax rates was more than offset by discrete tax charges including the impact of a tax rate change in the U.K. applied to deferred tax assets which increased tax expense by $298,000 in the first quarter.. The effective rate in fiscal 2016 is higher due to losses in some foreign subsidiaries for which no tax benefit is recognized in consolidation.

Net Income

The Company recorded net income of $1.0 million or $0.15 per share in the first three quarters of fiscal 2017 compared to net income of $0.9 million or $0.13 per share in fiscal 2016 principally due to the gain on the sale of the Canadian distribution facility and a lower effective tax rate offsetting lower operating income.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	3/31/2017	3/31/2016

Cash provided by operating activities	$3,021	$11,653
Cash provided by (used in) investing activities	(2,231)	3,016
Cash used in financing activities	(3,073)	(3,346)
Effect of exchange rate changes on cash	(450)	(200)

Net increase (decrease) in cash	$(2,733)	$11,123

Fiscal 2017 net cash for the nine months ended March 31, 2017 decreased $2.7 million as cash provided from operations of $3.0 million was offset by investments of $2.2 million and debt and dividend payments of $3.1 million. In addition, exchange rates negatively impacted cash in US dollars by $0.5 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.4 million was outstanding as of March 31, 2017.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of March 31, 2017, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018 and the Company plans to negotiate an extension to the agreement.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2017 and 2016 was 2.5% and 2.2% respectively.

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

ITEM 4.               CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2017, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2017.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	April 28, 2017	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	April 28, 2017	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)