Form 10-K
period 2017-06-30
STARRETT L S CO
filed 2017-08-25
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

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

Non-Accelerated Filer (Do not check if smaller reporting company)    Smaller Reporting Company ☐    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,286,978 and 766,623 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2016. On December 31, 2016, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates was approximately $58,068,772.

There were 6,219,238 and 764,545 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 18, 2017.

The exhibit index is located on pages 52-53.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2017. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

TABLE OF CONTENTS

		Page Number
	PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8-9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

	PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	18-46
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
ITEM 9A.	Controls and Procedures	46
ITEM 9B.	Other Information	49

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	49
ITEM 11.	Executive Compensation	50
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	51
ITEM 14.	Principal Accounting Fees and Services	51

	PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	51
EXHIBIT INDEX		52-53
SIGNATURES		54

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2017 (fiscal 2017), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Statement Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

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

For 137 years the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact and in-process gaging such as optical, vision and laser measurement systems. The Company has expanded its product offering in the field of test and measurement equipment, with force measurement and material test equipment. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2015, the Company introduced material test systems consisting of hardware and cutting edge software with capacities up to 50KN, in addition to new manual and automated FOV (Field of View) measurement systems. These systems we believe will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities.

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

Personnel

At June 30, 2017, the Company had 1,647 employees, approximately 53% of whom were domestic. This represents a net decrease from June 30, 2016 of 47 employees. The headcount change included a decrease of 13 domestically and a decrease of 34 internationally.

None of the Company’s operations are subject to collective bargaining agreements. In general, the Company considers relations with its employees to be excellent. Domestic employees hold shares of Company stock resulting from various stock purchase plans and employee stock ownership plans. The Company believes that this dual role of owner-employee has strengthened employee morale over the years.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2017, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China.  Certain large customers also offer their own private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, Germany and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 to the Company’s fiscal 2017 financial statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant. Total inventories amounted to $58.1 million at June 30, 2017 and $56.3 million at June 30, 2016.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2017, 2016, and 2015 were approximately $1.9 million, $1.8 million, and $1.7 million, respectively.

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

Strategic Activities

Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, resulting in the Company revising its strategy to fit this new, highly competitive business environment. The Company continuously evaluates most aspects of its business, aiming for new ideas to set itself apart from its competition.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 44% of consolidated sales for fiscal 2017.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2017 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

Economic and world events could affect our operating results.

The Company’s results of operations may be materially affected by the conditions in the global economy. These include both world - wide and regional economic conditions and geo-political events. These conditions may affect financial markets, consumer and customer confidence. The Company can provide no assurance that current economic trends will or will not continue.

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

During 2017, revenue from sales outside of the United States was $91.5 million, representing approximately 44% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

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

Currently, the Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates which increase the Company’s liability. The Company made contributions of $4.0 million in fiscal 2017, and $3.4 million in fiscal 2016 and will be required to make additional contributions in fiscal 2018 of $3.3 million. The Company could be required to provide more funding to the domestic plan in the future.  The Company froze the domestic defined benefit pension plan as of December 31, 2016. As a result of this decision, no future benefits will accrue to employees under that plan. The Company’s UK plan, which is also underfunded, required Company contributions of $1.0 million and $1.1 million during fiscal 2017 and 2016, respectively. The Company will be required to make a $1.0 million contribution to its UK pension plan in fiscal 2018.

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

We are subject to certain risks as a result of our financial borrowings. Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants, including: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. The Company believes that it will be able to service its debt and comply with the financial covenants in future periods; however, it cannot be assured of results of operations or future credit and financial markets conditions. An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s debt. As of June 30, 2017, the Company was in compliance with all the covenants. The credit facility expires in April of 2018 and the Company intends to negotiate an extension.

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

Our future tax rates may be adversely affected by a number of factors, including the enactment of certain tax legislation being considered in the U.S. and other countries; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

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

The Kinemetric Engineering Division occupies a 18,000 square foot leased facility in Laguna Hills, CA.

The Bytewise Division occupies a 22,000 square foot leased facility in Columbus, GA.

In addition, the Company operates warehouses and/or sales-support offices in the U.S., Australia, New Zealand, Mexico, Singapore and Japan.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2017, there were approximately 1,169 registered holders of Class A common stock and approximately 961 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2015	$0.10	$17.53	$11.81
December 2015	0.10	13.31	9.04
March 2016	0.10	10.74	8.46
June 2016	0.10	12.87	9.76
September 2016	0.10	12.74	9.75
December 2016	0.10	11.20	8.80
March 2017	0.10	11.85	9.56
June 2017	0.10	10.35	8.20

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to maintain the quarterly dividend at $0.10 for all quarters of fiscal 2017.

The Company repurchased 3,560 shares of Class B and 35,168 shares of Class A stock in the fourth quarter of fiscal 2017.

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

	BASE	FY2013	FY2014	FY2015	FY2016	FY2017
STARRETT	100.00	91.64	141.97	141.84	116.79	87.87
RUSSELL 2000	100.00	124.21	153.57	163.53	152.52	190.05
PEER GROUP	100.00	110.97	142.76	143.93	140.20	179.16

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2017	2016	2015	2014	2013
Net sales	$207,023	$209,685	$241,550	$247,134	$243,797
Net earnings (loss)	991	(14,130)	5,244	6,712	(162)
Basic earnings (loss) per share	0.14	(2.01)	0.75	0.97	(0.02)
Diluted earnings (loss) per share	0.14	(2.01)	0.75	0.97	(0.02)
Long-term debt	6,095	17,109	18,552	10,804	24,252
Total assets	192,665	201,598	212,272	231,443	230,794
Dividends per share	0.40	0.40	0.40	0.40	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

Fiscal 2017 Compared to Fiscal 2016

Overview

L. S. Starrett is a global company and is subject to the political and economic issues both domestically and internationally. Domestically, the presidential election and subsequent congressional stalemate has resulted in customers postponing investment, especially in capital equipment, while the international markets have stabilized in Brazil and begun to grow in Europe.

Net sales for fiscal 2017 declined $2.7 million or 1% compared to fiscal 2016, with North America posting a shortfall of $5.6 million or 4% and International growing $2.9 million or 4%.  Price increases, predominantly in Brazil, new products and foreign exchange represented sales gains of $6.4, $1.8 and $1.4 million, respectively, which were offset by domestic and international volume declines of $5.8 million and $6.5 million, respectively. Gross margins increased $15.0 million or 32% from $47.0 million or 22% of sales in fiscal 2016 to $62.0 million or 30% of sales in fiscal 2017 with North America and International posting gains of $10.1 million and $4.9 million, respectively.  Selling, general and administrative expenses decreased $1.3 million or 2% from $63.3 million in fiscal 2016 to $62.0 million in fiscal 2017. Operating income improved $19.4 million from a loss of $20.4 million in fiscal 2016 to a loss of $1.0 million in fiscal 2017. Included in operating income was a $17.5 million pension charge and a $4.1 million asset impairment in fiscal 2016 compared to a $1.0 million restructuring charge in fiscal 2017. The U.S. pension plan was frozen as of December 31, 2016. Consequently the Plan will be closed to new participants and current participants will no longer earn additional benefits after December 31, 2016.

Net Sales

Net sales in North America decreased $5.6 million or 4% from $130.2 million in fiscal 2016 to $124.6 million in fiscal 2017 principally due to declines in maintenance, repair & operating (MRO) products and capital equipment of 3% and 6%, respectively.  International sales grew $2.9 million or 4% from $79.5 million in fiscal 2016 to $82.4 million in fiscal 2017 due to net consolidated currency gains of $1.4 million and $1.5 million of new products.

Gross Margin

Gross margin in North America increased $10.1 million from $24.3 million in fiscal 2016 to $34.4 million in fiscal 2017 primarily due to the comparative absence in fiscal 2017 of a $12.4 million pension charge in fiscal 2016.  International gross margins increased $4.9 million from $22.7 million in fiscal 2016 to $27.6 million in fiscal 2017 with currency exchange rates of $0.6 million and price increases of $6.3 million offsetting volume declines of approximately $2.0 million.

The $1.0 million of restructuring charges in fiscal 2017 are principally related to severance costs, equipment installation and freight which represents expenses associated with the saw plant consolidation. The saw consolidation, discussed in in previous SEC filings, represents reducing saw manufacturing facilities from four to two.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses declined $2.7 million or 7% principally due to the comparative absence in fiscal 2017 of a $3.0 million pension charge in fiscal 2016.  International selling, general and administrative expenses increased $1.4 million or 5% due to increased sales commissions, professional fees and advertising expenses.

Operating Profit

Operating profit improved $19.4 million primarily due to the absence in fiscal 2017 of charges of $17.5 million for pension expense and $4.1 million for the asset impairment of our Mt. Airy facility related to the saw plant consolidation.

Other Income (Expense), Net

Other income (expense) in fiscal 2017 decreased $0.6 million compared to fiscal 2016 principally due to lower interest income and legal settlements.

Income Taxes

The income tax rate for fiscal 2017 was 35.6% on pre-tax income of $1.5 million. This compares to a normalized statutory U.S. federal and state rate of 38%. The primary reasons for a lower effective tax rate is due to the benefit of earnings in foreign jurisdictions with lower effective tax rates and a one-time tax benefit in Canada which was offset by discrete tax charges including the impact of a tax rate change in the U.K. applied to deferred tax assets.

In fiscal 2016, the tax benefit rate was 30.7% on pre-tax losses of $20.4 million. The primary reason for the lower tax benefit is due to losses in certain foreign subsidiaries for which no tax benefit was taken due to the uncertainty of future profits in those entities.

The Company continues to recognize the benefit of most U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized.

Fiscal 2016 Compared to Fiscal 2015.

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

Net sales for fiscal 2016 were $209.7 million, a decline of $31.9 million or 13% compared to $241.6 in fiscal 2015, with North America and International posting decreases of $7.0 million and $24.9 million, respectively.  Price increases, particularly in Brazil, and new products represented sales gains of $6.5 and $4.7 million, respectively, which were offset by volume declines of $24.3 million and unfavorable exchange rates of $18.9 million. Gross margins declined $29.7 million from $76.7 million, or 31.8%, of sales in fiscal 2015 to $47.0 million, or 22.4% of sales, in fiscal 2016 with North America and International posting decreases of $19.3 and $10.4 respectively.  Selling, general and administrative expenses decreased $4.8 million, or 7%, from $68.1 million in fiscal 2015 to $63.3 million in fiscal 2016 principally due to reduced International expenses expressed in U. S. dollars.   Operating income, including a $4.1 asset impairment charge, declined $29.0 million from profit of $8.6 million in fiscal 2015 to a loss of $20.4 million in fiscal 2016.

Net Sales

Net sales in North America decreased $7.0 million or 5% from $137.1 million in fiscal 2015 to $130.1 million in fiscal 2016 with a 9% decline in precision hand tools offsetting high end metrology gains of 8%.  International sales decreased $24.9 million or 24% from $104.5 million in fiscal 2015 to $79.6 million in fiscal 2016 with the weak Brazilian Real translated to the strong U. S. dollar representing $16.0 million and the recession in Brazil accounting for a $10.0 million volume decline.

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations and had $1.4 million in forward currency contracts outstanding at June 30, 2017.  Net foreign monetary assets are approximately $17.1 million as of June 30, 2017.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.  A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 13 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $6.1 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2017	2016	2015
Cash provided by operating activities	$2,888	$14,336	$6,800
Cash used in investing activities	(3,839)	(619)	(5,544)
Cash used in financing activities	(3,911)	(4,294)	(3,547)

The Company has a working capital ratio of 3.6 as of June 30, 2017 as compared to 5.5 as of June 30, 2016 due to the reclassification of the line of credit of $9.9 million from long-term to short-term. The reclassification of the line of credit to short-term is required as the agreement expires in April 2018, which is less than twelve months.  Cash, accounts receivable and inventories represent 94% and 91% of current assets in fiscal 2017 and fiscal 2016, respectively.  The Company had accounts receivable turnover of 6.4 in fiscal 2017 and 5.6 in fiscal 2016 and an inventory turnover ratio of 2.5 in fiscal 2017 and 2.7 in fiscal 2016.

Net cash provided by operations of $2.9 million in fiscal 2017 was principally due to the add back of non-cash depreciation and amortization plus reduced accounts receivable more than offsetting increases in inventory and pension funding.

The Company posted a $5.2 million cash flow deficit in fiscal 2017 as $2.9 million provided by operations was offset by $3.8 million in investing, $3.9 million in financing and $0.3 million in currency cash translation.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash the Company has maintained a $23.0 million line of credit, of which, $0.9 million is reserved for letters of credit and $9.9 million was outstanding as of June 30, 2017.

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  As of June 30, 2017, $9.9 million was outstanding on the Line of Credit.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.0, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.0 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2017, the Company was in compliance with all covenants under the Credit Facility.

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

Revenue Recognition and Accounts Receivable: Sales of merchandise and freight billed to customers are recognized when products are shipped, title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting accounts receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), and other sales related discounts. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative in the Consolidated Statements of Operations.

The allowance for doubtful accounts of $0.9 million at the end of both fiscal 2017 and 2016 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company and net sales could be adversely affected.

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

Recoverability of the net book value of property, plant and equipment is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated salvage value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. In fiscal 2016 the Company determined that the carrying value of a building exceeded its fair value. Consequently, the Company recorded an impairment loss of $4.1 million, which represents the excess of the carrying value of a building over its fair value. See also Impairment of Assets and Restructuring Costs (Note 9 to the Consolidated Financial Statements.)

Depreciation is included in cost of goods sold or selling, general and administrative expenses in the Consolidated Statement of Operations based upon the function or use of the specific asset. Depreciation of equipment used in the manufacturing process is a component of inventory cost and included in costs of goods sold upon sale.  Depreciation of equipment used for office and administrative functions is an expense included in selling, general and administrative expenses.

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

Recoverability of the net book value of intangible assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Estimating these cash flows requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2017 which required management to perform an impairment analysis.

Goodwill: Annually, or anytime when events suggest impairment may have occurred, the Company assesses the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company performed a qualitative analysis in accordance with ASU 2011-08 of its Bytewise reporting unit for its October 1, 2016 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2016.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by evaluating the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of the Company’s deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the variable profitability of certain subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations. See also Income Taxes (Note 11 to the Consolidated Financial Statements.)

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

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This accounting method (MTM adjustment) is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2017, 2016 and 2015 were $0.2 million, $17.8 million, and $1.3 million, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations	$17.6	$11.5	$3.5	$2.6	$-
Estimated interest on debt obligations	1.1	0.6	0.4	0.1	-
Operating lease obligations	9.7	2.4	3.7	2.1	1.5
Purchase obligations	15.6	10.4	2.6	1.9	0.7
Total	$44.0	$24.9	$10.2	$6.7	$2.2

Estimated interest on debt obligations are based on a standard 10 year loan amortization schedule for the $15.5 million term loan, and the current outstanding balance of the Company's credit line at the current effective interest rate through April 2018 when the current credit line agreement ends. See Note 13 for additional details on these debt instruments.

While our purchase obligations are generally cancellable without penalty, certain vendors charge cancellation fees or minimum restocking charges based on the nature of the product or service. The Company’s Brazilian subsidiary has entered into a long-term, volume-based purchase agreement for electricity. Under this agreement the Company is committed to purchase a minimum monthly amount of energy at a fixed price per kilowatt hour. Cancellation of this contract would incur a significant penalty.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The L.S. Starrett Company and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts

August 25, 2017

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	6/30/17	6/30/16
ASSETS
Current assets:
Cash	$14,607	$19,794
Accounts receivable (less allowance for doubtful accounts of $946 and $887, respectively)	30,425	34,367
Inventories	58,097	56,321
Current deferred tax asset	-	4,518
Prepaid expenses and other current assets	6,994	5,911
Total current assets	110,123	120,911
Property, plant and equipment, net	39,345	41,010
Taxes receivable	2,627	2,655
Deferred tax assets, net	26,032	25,284
Intangible assets, net	9,868	6,490
Goodwill	4,668	3,034
Other assets	2	2,214
Total assets	$192,665	$201,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,514	$1,543
Accounts payable	8,366	8,981
Accrued expenses	5,424	6,372
Accrued compensation	5,435	4,922
Total current liabilities	30,739	21,818
Deferred tax liabilities	-	187
Other tax obligations	3,645	3,813
Long-term debt, net of current portion	6,095	17,109
Postretirement benefit and pension obligations	58,571	67,158
Other non-current liabilities	1,589	-
Total liabilities	100,639	110,085

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,267,603 outstanding at June 30, 2017 and 6,249,563 outstanding at June 30, 2016)	6,268	6,250
Class B common stock $1 par (10,000,000 shares authorized; 761,588 outstanding at June 30, 2017 and 772,742 outstanding at June 30, 2016)	762	773
Additional paid-in capital	55,579	55,227
Retained earnings	79,402	81,228
Accumulated other comprehensive loss	(49,985)	(51,965)
Total stockholders’ equity	92,026	91,513
Total liabilities and stockholders’ equity	$192,665	$201,598

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/17	6/30/16	6/30/15
Net sales	$207,023	$209,685	$241,550
Cost of goods sold	145,073	162,697	164,855
Gross margin	61,950	46,988	76,695
% of net sales	29.9%	22.4%	31.8%

Selling, general and administrative expenses	62,006	63,319	68,092
Restructuring charges	988	-	-
Impairment of assets	-	4,114	-
Operating income (loss)	(1,044)	(20,445)	8,603

Other income (expense), net	(507)	70	1,339
Gain on sale of building	3,089	-	-

Earnings (loss) before income taxes	1,538	(20,375)	9,942
Income tax expense (benefit)	547	(6,245)	4,698

Net earnings (loss)	$991	$(14,130)	$5,244

Basic and diluted earnings (loss) per share	$0.14	$(2.01)	$0.75

Average outstanding shares used in per share calculations:
Basic	7,048	7,017	6,983
Diluted	7,081	7,017	7,023

Dividends per share	$0.40	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/17	6/30/16	6/30/15
Net earnings (loss)	$991	$(14,130)	$5,244
Other comprehensive (loss):
Translation gain (loss)	(1,436)	(4,585)	(18,989)
Pension and postretirement plans, net of tax of $1,896, $(1,371) and $(3,857) respectively	3,416	(1,764)	(6,202)

Other comprehensive income (loss)	1,980	(6,349)	(25,191)

Total comprehensive income (loss)	$2,971	$(20,479)	$(19,947)

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 30, 2014	$6,166	$795	$54,063	$95,715	$(20,425)	$136,314

Total comprehensive income				5,244	(25,191)	(19,947)
Dividends ($0.40 per share)				(2,795)		(2,795)
Repurchase of shares	(1)	(3)	(64)			(68)
Issuance of stock	15	33	516			564
Stock-based compensation	8		354			362
Conversion	36	(36)				-
Balance, June 30, 2015	6,224	789	54,869	98,164	(45,616)	114,430

Total comprehensive income				(14,130)	(6,349)	(20,479)
Dividends ($0.40 per share)				(2,806)		(2,806)
Repurchase of shares	(37)	(5)	(421)			(463)
Issuance of stock	21	18	388			427
Stock-based compensation	13		391			404
Conversion	29	(29)				-
Balance, June 30, 2016	6,250	773	55,227	81,228	(51,965)	91,513

Total comprehensive income				991	1,980	2,971
Dividends ($0.40 per share)				(2,817)		(2,817)
Repurchase of shares	(35)	(8)	(343)			(386)
Issuance of stock	23	11	301			335
Stock-based compensation	16		394			410
Conversion	14	(14)				-
Balance, June 30, 2017	$6,268	$762	$55,579	$79,402	$(49,985)	$92,026

Cumulative balance:
Translation loss, net of taxes					$(43,322)
Pension and postretirement plans, net of taxes					(6,663)
					$(49,985)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/17	6/30/16	6/30/15
Cash flows from operating activities:
Net earnings (loss)	$991	$(14,130)	$5,244
Non cash operating activities:
Gain on sale of building	(3,089)	-	-
Depreciation	5,368	5,832	7,434
Amortization	1,658	1,382	1,283
Impairment of building	-	4,114	-
Stock-based compensation	410	404	362
Net long-term tax obligations	(132)	(256)	2,414
Deferred taxes	498	(6,888)	985
Postretirement benefit and pension obligations	2,387	20,947	3,367
(Income) loss from equity method investment	307	(118)	(203)
Working capital changes:
Accounts receivable	3,863	2,774	(2,615)
Inventories	(2,498)	3,615	(6,185)
Other current assets	(1,192)	309	483
Other current liabilities	(523)	1,477	718
Prepaid pension expense	(5,481)	(5,148)	(6,731)
Other	321	22	244
Net cash provided by operating activities	2,888	14,336	6,800

Cash flows from investing activities:
Business acquisition, net of cash acquired	(1,324)	-	-
Additions to property, plant and equipment	(4,574)	(7,493)	(5,052)
Software development	(1,262)	(747)	(648)
Purchase of short-term investments	-	-	(45)
Proceeds from sale of short-term investments	-	7,621	201
Proceeds from sale of building	3,321	-	-
Net cash used in investing activities	(3,839)	(619)	(5,544)

Cash flows from financing activities:
Proceeds from borrowings	500	750	900
Long-term debt repayments	(1,543)	(2,202)	(2,148)
Proceeds from common stock issued	335	427	564
Repurchase of shares	(386)	(463)	(68)
Dividends paid	(2,817)	(2,806)	(2,795)
Net cash used in financing activities	(3,911)	(4,294)	(3,547)
Effect of translation rate changes on cash	(325)	(737)	(2,834)
Net increase (decrease) in cash	(5,187)	8,686	(5,125)
Cash beginning of year	19,794	11,108	16,233
Cash end of year	$14,607	$19,794	$11,108
Supplemental cash flow information:
Interest paid	$635	$654	$724
Taxes paid, net	(136)	1,113	2,169
Non-cash investing and financing activity:
Liability for business acquisition	1,555	-	-

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Financial instruments and derivatives: The Company’s financial instruments include cash, investments and debt and are valued using level 1 inputs. Investments are stated at cost which approximates fair market value. The carrying value of debt, which is at current market interest rates, also approximates its fair value.  The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The notional amount of contracts outstanding as of June 30, 2017 and June 30, 2016 amounted to $1.4 million and $0.9 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.3, $0.3, and $0.2 million in fiscal 2017, 2016 and 2015, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Property plant and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2017 and June 30, 2016 were $1.6 million and $2.9 million, respectively, of construction in progress.   Repairs and maintenance of equipment are expensed as incurred. A decision to reduce saw manufacturing capacity was made in fiscal 2016 which required management to perform an impairment analysis. Consequently, the Company recorded an impairment loss of $4,114,000, which represents the excess of the carrying value of a building over its fair value. See also Impairment of Assets and Restructuring Costs (Note 9 to the Consolidated Financial Statements.)

Intangible assets: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-15 year period. The estimated useful lives of the intangible assets subject to amortization are: 10-15 years for patents, 14-20 years for trademarks and trade names, 5-10 years for completed technology, 8 years for non-compete agreements, 8-16 years for customer relationships and 5 years for software development. The Company tests identifiable intangible assets for impairment whenever events or circumstances indicate they may be impaired.

Goodwill: Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October. As of October 1, 2016, the Company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of the Bytewise business is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on the Company's analysis of qualitative factors, the Company determined that it was not necessary to perform a two-step goodwill impairment test.

Revenue recognition: Sales of merchandise and freight billed to customers are recognized when products have shipped, title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Sales are presented net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), and other sales related discounts.   Cooperative advertising payments made to customers are included in selling, general and administrative expenses in the Consolidated Statements of Operations.  While the Company does allow its customers the right to return in certain circumstances, revenue is not deferred, rather a reserve for sales returns is provided based on experience, which historically has not been significant.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.2 million in fiscal 2017, $5.0 million in fiscal 2016 and $5.7 million in fiscal 2015 and are included in selling, general and administrative expenses.

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

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2017, 2016 and 2015 were $0.2 million, $17.8 million, and $1.3 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $65 million of undistributed earnings of foreign subsidiaries as of June 30, 2017 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $1.9 million in fiscal 2017, $1.8 million in fiscal 2016, and $1.7 million in fiscal 2015 and are included in selling general and administrative expenses in the Consolidated Statements of Operations.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 32,674, 32,833, and 40,214, of potentially dilutive common shares in fiscal 2017, 2016 and 2015, respectively, resulting from shares issuable under its stock option plans. These additional shares are not used in the diluted EPS calculation in loss years.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued a new standard related to “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this standard on a modified prospective basis for its fiscal year beginning July 1, 2018.

The Company primarily sells goods and recognizes revenues at point of sale or delivery, which will not change under the new standard. The Company does not sell extended warranties to its customers and believes that the majority of its warranties are standard in nature, requiring no separate performance obligations and therefore expects little to no change in the accounting for its warranties under ASU 2014-09. The Company has reviewed a sample of customer contracts that the Company believes is representative of its significant revenue streams identified for the current fiscal year. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company’s results of operations and cash flows as a result of this guidance is ongoing.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. ASU 2015-11 specifies that “market” is defined as “net realizable value,” or the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Application is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment using Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and should be applied prospectively for annual and any interim goodwill impairment tests. Early adoption is permitted for entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the update on our consolidated financial statements.

3. BUSINESS ACQUISITION

In fiscal 2010, the Company entered into an agreement with a private software company to invest $1.5 million in exchange for a 36% equity interest therein. In the third quarter of fiscal 2017, the Company entered into a new agreement to invest an additional $3.6 million for the remaining 64% that company’s equity. The Company paid $1.8 million in cash at closing and is obligated to pay an additional $1.8 million in cash three years subsequent to closing (discounted to $1.6 million on the purchase date). In addition, the agreement provides for the former owners to receive a 30% share of operating profits of the business over the next three years so long as they remain employed by the Company. The Company has accrued for such profit sharing as an expense based on results of operations since the date of acquisition.

The acquisition has been accounted for as a business combination and the financial results of the company have been included in our consolidated financial statements as of the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to net tangible and intangible assets based upon their estimated fair values as of the acquisition date.

The table below presents the allocation of the purchase price to the acquired net assets (in thousands):

Cash	$509
Accounts receivable	273
Inventories	243
Other current assets	18
Deferred software development costs	2,520
Fixed assets	47
Intangibles	1,220
Goodwill	1,634
Deferred tax liability	(1,090)
Accounts payable & current liabilities	(80)
Purchase Price[1]	$5,294

Pro-forma financial information has not been presented for this acquisition because it is not considered material to the Company’s financial position or results of operations.

________________________________

1 $1,833 + 1,555 ($1.8 million discounted at 5%) = $3,388 purchase price divided by 64% = $5.294 million.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2017, there were 20,000 stock options and 105,634 restricted stock units outstanding. In addition, there were 346,600 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2017.

For stock option grants, the fair value of each grant is estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (simplified method).

There were no stock options granted during fiscal years 2017, 2016 or 2015.

The weighted average contractual term for stock options outstanding as of June 30, 2017 was 5.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2017 was less than $0.1 million. There were 20,000 options exercisable as of June 30, 2017. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2017, the Company granted 45,000 RSU awards with fair values of $10.86 per RSU award. During the year ended June 30, 2016, the Company granted 40,200 RSU awards with fair values of $15.11 per RSU award. During the year ended June 30, 2015, the Company granted 39,500 RSU awards with fair values of $17.49 per RSU award.

There were 12,732 and 9,067 RSU awards settled in fiscal years 2017 and 2016 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2017 was $0.9 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2016 was $0.9 million. Compensation expense related to the 2012 Stock Incentive Plan was $223,000, $214,000 and $146,000 for fiscal 2017, 2016 and 2015 respectively. As of June 30, 2017, there was $1.3 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements.

Of this cost $1.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.2 million is expected to be recognized over a weighted average period of 1.3 years.

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

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 30, 2014	75,388		424,612
Options granted	35,208	13.97	(35,208)
Options exercised	(30,718)	8.82	-
Options canceled	(25,571)		25,571
Balance, June 30, 2015	54,307		414,975
Options granted	52,836	9.37	(52,836)
Options exercised	(15,523)	9.57	-
Options canceled	(27,705)		27,705
Balance, June 30, 2016	63,915		389,844
Options granted	55,766	7.88	(55,766)
Options exercised	(10,893)	8.34	-
Options canceled	(31,503)		31,503
Balance, June 30, 2017	77,285		365,581

The following information relates to outstanding options as of June 30, 2017:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2015	$4.68
2016	3.34
2017	2.76

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 40.78% – 43.00%, risk free interest rate – 0.81% – 1.27%, expected dividend yield - 4.11% - 4.42% and expected lives - 2 years. Compensation expense of $0.15 million, $0.14 million and $0.14 million has been recorded for fiscal 2017, 2016 and 2015, respectively.

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

There was no compensation expense for the ESOP in 2015, 2016 or 2017.

5. CASH AND SHORT-TERM INVESTMENTS

Cash and investments held by foreign subsidiaries amounted to $9.0 million and $10.2 million at June 30, 2017 and June 30, 2016, respectively. Of the June 30, 2017 balance, $4.2 million in U.S. dollar equivalents was held in British Pounds Sterling and $2.0 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax consequences.

6.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2017	June 30, 2016
Raw materials and supplies	$26,293	$29,209
Goods in process and finished parts	16,419	16,459
Finished goods	41,591	39,449
	84,303	85,117
LIFO reserve	(26,206)	(28,796)
	$58,097	$56,321

LIFO inventories were $7.7 million and $10.5 million at June 30, 2017 and June 30, 2016, respectively, such amounts being approximately $26.2 million and $28.8 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $2.6 million decrease in cost of sales for the goods sold in fiscal 2017 compared to a $0.8 million increase in fiscal 2016.

7. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s goodwill and identifiable intangible assets on the dates indicated (in thousands):

	June 30, 2017			June 30, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$4,668	$-	$4,668	$3,034	$-	$3,034
Identifiable intangible assets	17,117	(7,249)	9,868	12,115	(5,625)	6,490

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2017	June 30, 2016
Non-compete agreements	$600	$600
Trademarks and trade names	2,070	1,480
Completed technology	2,358	2,358
Customer relationships	5,580	4,950
Software development	6,184	2,402
Other intangible assets	325	325
Total	17,117	12,115
Accumulated amortization	(7,249)	(5,625)
Total net balance	$9,868	$6,490

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2018	$2,086
2019	2,008
2020	1,484
2021	1,081
2022	848
Thereafter	2,361

The Company performed a qualitative analysis in accordance with ASU 2011-08 of its Bytewise reporting unit for its October 1, 2016 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value of Bytewise or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, and other Bytewise specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit was not less than the carrying amount as of October 1, 2016. There were no triggering events identified from the annual assessment date through the fiscal year-end.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2017 and 2016 (in thousands):

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Land	$1,223	$-	$1,223
Buildings and building improvements	44,980	(29,641)	15,339
Machinery and equipment	124,315	(101,532)	22,783
Total	$170,518	$(131,173)	$39,345

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Land	$1,314	$-	$1,314
Buildings and building improvements	45,486	(29,595)	15,891
Machinery and equipment	126,882	(103,077)	23,805
Total	$173,682	$(132,672)	$41,010

No assets under capital leases are included in machinery and equipment as of June 30, 2017 or June 30, 2016.

Operating lease expense was $2.3 million, $2.3 million and $2.2 million in fiscal 2017, 2016 and 2015, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2018	$2,356
2019	2,052
2020	1,635
2021	1,623
2022	457
Thereafter	1,536
$9,659

9. IMPAIRMENT OF ASSETS AND RESTRUCTURING COSTS

In fiscal 2016, the Company adopted a plan to consolidate certain saw manufacturing operations for greater efficiency. This restructuring generally shifted production from facilities in the U.S. and China to facilities in the U.K. and Brazil and was carried out during fiscal 2017. A primary element of the plan involved transfer of production of certain saw products from its facility in Mt. Airy, North Carolina to its facility in Itú, Brazil. Because the transfer left one of the buildings at the Mt. Airy facility vacant, the Company determined in fiscal 2016 that the carrying value of the building exceeded its fair value. Consequently, the Company recorded an impairment loss of $4,114,000, which represents the excess of the carrying value of the building over its fair value. The Company determined the amount of the impairment charge by relating the square footage of the vacated section of the building complex with the values in its fixed asset registers specifically related to that building addition. Fair value of the vacated section of the complex was determined by comparison to the price per square foot obtained in recent sales of similar property in the local region. The impairment loss is recorded as a separate line item (‘‘Impairment of assets’’) in the Consolidated Statement of Operations for fiscal 2016.

The vacated building is one within a larger complex of buildings which remains in use. While a particular area of the production floor has been vacated, the Company does not intend to close the facility or to decommission machinery and equipment.

In addition to the impairment loss recognized in fiscal 2016, the Company has incurred $988,000 in related restructuring charges, representing severance compensation, equipment installation and freight costs, in fiscal 2017.

10. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2017	2016	2015
Interest income	$399	504	$828
Interest expense	(674)	(669)	(713)
Foreign currency gain (loss), net	(86)	(59)	705
Income (loss) from equity investment	(307)	118	203
Brazil recovery of export taxes	-	-	232
Patent lawsuit settlement	(100)	-	-
Sale of scrap material	71	95	93
Other income (expense), net	190	81	(9)
	$(507)	70	$1,339

11. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2017	2016	2015
Domestic operations	$(1,547)	$(17,541)	$8,118
Foreign operations	3,085	(2,834)	1,824
	$1,538	$(20,375)	$9,942

The provision for (benefit from) income taxes consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$(989)	$(317)	$1,744
Foreign	999	866	1,855
State	39	94	114
Deferred:
Federal	597	(6,092)	670
Foreign	(85)	47	(71)
State	14	(843)	386
	$545	$(6,245)	$4,698

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2017	2016	2015
Expected tax expense	$523	$(6,928)	$3,380
State taxes, net of federal effect	9	(740)	378
Foreign taxes, net of federal credits	(210)	278	235
Change in valuation allowance	(107)	196	(51)
Tax reserve adjustments	272	250	361
Return to provision and other adjustments	(17)	(167)	(332)
Losses not benefited	123	885	701
Tax rate change applied to deferred tax balances	315	-	-
Canada Real Estate Gain Deduction	(337)	-	-
Other permanent items	(24)	(19)	26
Actual tax expense (benefit)	$547	$(6,245)	$4,698

The tax rate in fiscal 2017 is slightly higher than the U.S. statutory rate since the benefit of earnings in foreign jurisdictions with lower effective tax rates and a one-time tax benefit in Canada was more than offset by discrete tax charges including the impact of a tax rate change from 20% to 17% in the U.K. applied to deferred tax assets which increased tax expense by $0.3 million. As a result of closing and selling the warehouse and product assembly center in Canada, the Canadian subsidiary had cash in excess of its long term needs.  Thus, there was a dividend of $2.0 million paid from the Company’s subsidiary in Canada to the U.S. parent company out of the subsidiary’s fiscal 2017 earnings. While the dividend is fully taxable in the U.S., the impact to tax expense was negligible due to the use of foreign tax credits.

The tax benefit rate of 30.7% on the pre-tax loss of $20.4 million in the year ended June 30, 2016 was lower than the U.S. statutory rate due primarily to losses in foreign entities for which no tax benefit was taken. Substantial benefit was reflected for US federal and state income taxes primarily as a result of increases in deferred tax assets related to pension expense and the write-down of fixed assets. In fiscal 2016, several of the subsidiaries in foreign countries reported financial losses. In these cases, no tax benefit from those losses was recognized and an additional valuation allowance was taken to reduce any deferred tax assets since future income is not more likely than not to be recognized.

The tax rate in fiscal 2015 was higher than the U.S. Statutory rate because of losses in foreign subsidiaries that were not able to be benefitted for tax purposes. There was a dividend of $2.3 million paid from the Company’s subsidiary in Brazil to the U.S. parent company out of the subsidiary’s fiscal 2015 earnings. While the dividend is fully taxable in the U.S., the impact to tax expense was negligible due to the use of foreign tax credits.

Net deferred tax assets at June 30, 2017 are $26.0 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to operations in the U.S. where the Company had book losses in the current year. U.S. net deferred assets are $22.9 million with a valuation allowance of $2.9 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that it is more likely than not that the deferred tax assets net of the recorded valuation allowance will be realized.

Key positive evidence considered include: a) Significant domestic book profits in 2015 and 2014; b) losses in fiscal 2016 are primarily due to one-time events including a $19 million pension expense, most of which is not deductible for tax purposes until paid; c) cost saving plans are being implemented by the Company; d) prior year taxable income is available for carryback losses; e) tax planning opportunities, including an election to revoke the LIFO election; and f) forecasted domestic profits for future years. The negative evidence considered is that fiscal years 2017 and 2016 showed domestic book and tax losses.

A valuation allowance has been provided on foreign deferred tax assets related to foreign tax loss carryforwards (NOLs) due to the uncertainty of generating future taxable income in those jurisdictions. Similarly, a partial valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future.

In fiscal 2017, the valuation allowance decreased by $2.3 million primarily due to the use of foreign net operating losses previously fully valued. This was partly offset by an increase in foreign tax credits in excess of the limitation on their use as a result of limited foreign source income. In fiscal 2016, the valuation allowance increased by $0.7 million primarily due to the increase in foreign losses.

Deferred income taxes at June 30, 2017 and 2016 are attributable to the following (in thousands):

	2017	2016
Deferred tax assets (liabilities):
Inventories	$1,753	$2,888
Employee benefits (other than pension)	807	988
Book reserves	725	1,347
State NOL, various carryforward periods	786	975
Foreign NOL, various carryforward periods	452	1,738
Foreign tax credit carryforward, expiring 2018 – 2027	4,222	2,638
Pension benefits	16,074	19,573
Retiree medical benefits	2,679	2,790
Depreciation	134	99
Intangibles	(269)	1,243
Federal research and development and AMT credit carryforward	545	-
Other	1,046	582
Total deferred tax assets	28,954	34,861
Valuation allowance	(2,922)	(5,246)
Net deferred tax asset	$26,032	$29,615

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 30, 2014	$(11,209)
Increase for tax positions taken during the current period	(405)
Effect of exchange rate changes	440
Decrease relating to lapse of applicable statute of limitations	42
Balance at June 30, 2015	(11,132)
Increase for tax positions taken during the current period	(184)
Effect of exchange rate changes	82
Decrease relating to lapse of applicable statute of limitations	414
Balance at June 30, 2016	(10,820)
Increase for tax positions taken during the current period	(813)
Effect of exchange rate changes	38
Decrease relating to lapse of applicable statute of limitations	7
Balance at June 30, 2017	$(11,588)

The long-term tax obligations as of June 30, 2017, 2016 and 2015 relate primarily to transfer pricing adjustments.  The Company has also recorded a non-current tax receivable for $2.6 million and $2.7 million at June 30, 2017 and 2016, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

The Company has identified uncertain tax positions at June 30, 2017 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by $0.2 million. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked an increase of $0.1 million in fiscal 2017 for interest expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2014 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses carried forward from earlier years are still subject to review and adjustment. As of June 30, 2017, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2012 through 2016.

The state tax loss carryforwards tax effected benefit of $0.8 million expires at various times over the next 2 to 20 years. The foreign tax credit carryforward of $4.2 million expires in the years 2018 through 2027; amounts expiring in the next 5 years have a full valuation allowance against it. The research and development tax credit carryforward of $0.5 million expires in the years 2022 through 2036.

At June 30, 2017, the estimated amount of total unremitted earnings of foreign subsidiaries is $65 million. The Company received a cash dividend from foreign subsidiaries of $2.0 million in fiscal 2017 and of $2.3 million in fiscal 2015 out of earnings for those years. The Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax consequences.

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

The total cost of all such plans for fiscal 2017, 2016 and 2015 was $3.9 million, $22.2 million and $4.6 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $1.3 million, $0.8 million and $0.8 million in fiscal 2017, 2016 and 2015, respectively.

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

In fiscal 2018 the Company will use an expected long-term rate of return assumption of 5.0% for the U.S. domestic pension plan, and 3.0% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2017 and 2016, the Company used a discount rate assumption of 3.9% and 3.8% for the U.S. plan and 2.7% and 3.0% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2017, the U.S. plans will require a $3.3 million contribution in fiscal 2018 and the U.K. plan will require a $1.0 million contribution in fiscal 2018.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2017	2016
Asset category:
Cash equivalents	1%	0%
Fixed income	18%	18%
Equities	24%	27%
Mutual and pooled funds	57%	55%
	100%	100%

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

The Company invests in equity securities, which are diversified across a spectrum of value and growth in large, medium and small capitalization funds and companies, as appropriate to achieve the objective of a balanced portfolio, optimize the expected returns and minimize volatility in the various asset classes.

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

The tables below show the portfolio by valuation category as of June 30, 2017 and June 30, 2016 (in thousands).

June 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$780	$-	$-	$780	1%
Fixed Income	-	21,128	-	21,128	18%
Equities	26,580	1,709	-	28,289	24%
Mutual & Pooled Funds	31,867	35,714	-	67,581	57%
Total	$59,227	$58,551	$-	$117,778	100%

June 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$672	$-	$-	$672	0%
Fixed Income	-	20,342	-	20,342	18%
Equities	28,639	2,435	-	31,074	27%
Mutual & Pooled Funds	30,057	30,060	2,810	62,927	55%
Total	$59,368	$52,837	$2,810	$115,015	100%

Included in equity securities at June 30, 2017 and 2016 are shares of the Company’s common stock having a fair value of $6.9 million and $9.7 million, respectively.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	2017	2016

Beginning balance	$2,810	$4,084
Actual returns on assets	-	(718)
Translation gain (loss)	-	(556)
Transferred out of Level 3	(2,810)	-

Ending balance	$-	$2,810

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

U.S. and U.K. Plans Combined:

The status of these defined benefit plans is as follows (in thousands):

	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$175,233	$166,189	$161,062
Service cost	1,405	2,757	2,663
Interest cost	6,246	7,032	6,818
Plan curtailment	(4,170)	-	-
Exchange rate changes	(909)	(7,825)	(4,167)
Benefits paid	(6,902)	(6,590)	(6,524)
Actuarial (gain) loss	(1,207)	13,670	6,337
Benefit obligation at end of year	$169,696	$175,233	$166,189

Change in plan assets
Fair value of plan assets at beginning of year	115,015	122,787	122,924
Actual return on plan assets	5,302	226	3,466
Employer contributions	5,000	4,482	6,049
Benefits paid	(6,902)	(6,590)	(6,524)
Exchange rate changes	(637)	(5,890)	(3,128)
Fair value of plan assets at end of year	117,778	115,015	122,787
Funded status at end of year	$(51,918)	$(60,218)	$(43,402)
Amounts recognized in balance sheet
Current liability	$(63)	$(45)	$(37)
Noncurrent liability	(51,855)	(60,173)	(43,365)
Net amount recognized in balance sheet	$(51,918)	$(60,218)	$(43,402)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(12,131)	(17,849)	(16,795)
Amounts not yet recognized as a component of net periodic benefit cost	(12,131)	(17,849)	(16,795)
Accumulated net periodic benefit cost in excess of contributions	(39,787)	(42,369)	(26,607)
Net amount recognized	$(51,918)	$(60,218)	$(43,402)

Components of net periodic benefit cost
Service cost	$1,405	$2,757	$2,663
Interest cost	6,246	7,032	6,818
Expected return on plan assets	(5,173)	(6,268)	(6,966)
Recognized actuarial loss	107	17,878	1,309
Net periodic benefit cost	$2,585	$21,399	$3,824

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$-
Net loss	(26)	(114)	(53)

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$169,696	$175,233	$166,189
Accumulated benefit obligation	169,696	168,119	159,174
Fair value of assets	117,779	115,015	122,787

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$130,863	$116,398	$110,054
Service cost	1,405	2,757	2,663
Interest cost	4,994	5,248	4,839
Plan curtailment	(4,170)	-	-
Benefits paid	(5,106)	(4,593)	(4,372)
Actuarial loss	(3,848)	11,053	3,214
Benefit obligation at end of year	$124,138	$130,863	$116,398

Weighted average assumptions – benefit obligation
Discount rate	3.92%	3.77%	4.49%
Rate of compensation increase	Varies	Varies	Varies

Change in plan assets
Fair value of plan assets at beginning of year	$81,910	$84,853	$84,629
Actual return on plan assets	1,079	(1,730)	(274)
Employer contributions	4,045	3,380	4,870
Benefits paid	(5,106)	(4,593)	(4,372)
Fair value of plan assets at end of year	81,928	81,910	84,853
Funded status at end of year	$(42,210)	$(48,953)	$(31,545)

Amounts recognized in balance sheet
Current liability	$(63)	$(45)	$(37)
Noncurrent liability	(42,147)	(48,908)	(31,508)
Net amount recognized in balance sheet	$(42,210)	$(48,953)	$(31,545)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.77%	4.49%	4.29%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	5.00%	5.50%	6.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(8,254)	(13,412)	(11,817)
Amounts not yet recognized as a component of net periodic benefit cost	(8,254)	(13,412)	(11,817)
Accumulated contributions less than net periodic benefit cost	(33,956)	(35,541)	(19,728)
Net amount recognized	$(42,210)	$(48,953)	$(31,545)

Components of net periodic benefit cost
Service cost	$1,405	$2,757	$2,663
Interest cost	4,994	5,248	4,839
Expected return on plan assets	(4,046)	(4,589)	(5,063)
Recognized actuarial loss	107	15,779	319
Net periodic benefit cost	$2,460	$19,195	$2,758

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$-
Net loss	(26)	(114)	(53)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$124,138	$130,863	$116,398
Accumulated benefit obligation	124,138	123,749	109,383
Fair value of assets	81,928	81,910	84,853

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$44,370	$49,791	$51,008
Interest cost	1,252	1,784	1,979
Exchange rate changes	(909)	(7,825)	(4,167)
Benefits paid	(1,796)	(1,997)	(2,152)
Actuarial loss	2,641	2,617	3,123
Benefit obligation at end of year	$45,558	$44,370	$49,791

Weighted average assumptions - benefit obligation
Discount rate	2.73%	3.00%	3.90%
Rate of compensation increase	n/a	n/a	n/a

Change in plan assets
Fair value of plan assets at beginning of year	$33,105	$37,934	$38,295
Actual return on plan assets	4,223	1,956	3,740
Employer contributions	954	1,102	1,179
Benefits paid	(1,796)	(1,997)	(2,152)
Exchange rate changes	(636)	(5,890)	(3,128)
Fair value of plan assets at end of year	35,850	33,105	37,934
Funded status at end of year	$(9,708)	$(11,265)	(11,857)
Amounts recognized in balance sheet
Current liability	$—	$—	$—
Noncurrent liability	(9,708)	(11,265)	(11,857)
Net amount recognized in balance sheet	$(9,708)	$(11,265)	$(11,857)

Weighted average assumptions – net periodic benefit cost

Discount rate	3.00%	3.90%	4.30%
Rate of compensation increase	n/a	n/a	n/a
Return on plan assets	3.59%	4.77%	5.45%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$—	$—	$—
Accumulated loss	(3,877)	(4,437)	(4,978)
Amounts not yet recognized as a component of net periodic benefit cost	(3,877)	(4,437)	(4,978)
Accumulated net periodic benefit cost in excess of contributions	(5,831)	(6,828)	(6,879)
Net amount recognized	$(9,708)	$(11,265)	$(11,857)

Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	1,252	1,784	1,979
Expected return on plan assets	(1,127)	(1,679)	(1,903)
Amortization of net loss	—	2,099	990
Net periodic benefit cost	$125	$2,204	$1,066

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$45,558	$44,370	$49,791
Accumulated benefit obligation	45,558	44,370	49,791
Fair value of assets	35,851	33,104	37,934

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$7,381	$6,611	$5,867
Service cost	85	105	113
Interest cost	269	287	244
Benefits paid	(483)	(772)	(647)
Actuarial (gain) loss	(166)	1,150	1,034
Benefit obligation at end of year	$7,086	$7,381	$6,611

Weighted average assumptions: benefit obligations
Discount rate	3.92%	3.77%	4.49%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	483	772	647
Benefits paid, net of employee contributions	(483)	(772)	(647)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(370)	$(396)	$(441)
Non-current postretirement benefit obligation	(6,716)	(6,985)	(6,170)
Net amount recognized in balance sheet	$(7,086)	$(7,381)	$(6,611)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.77%	4.49%	4.29%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$3,851	$4,523	$5,305
Accumulated gain (loss)	(1,696)	(1,983)	(850)
Amounts not yet recognized as a component of net periodic benefit cost	2,155	2,540	4,455
Net periodic benefit cost in excess of accumulated contributions	(9,241)	(9,921)	(11,066)
Net amount recognized	$(7,086)	$(7,381)	$(6,611)

Components of net periodic benefit cost
Service cost	$85	$105	$113
Interest cost	269	287	244
Amortization of prior service credit	(673)	(781)	(799)
Amortization of accumulated loss	121	15	—
Net periodic benefit cost	$(198)	$(374)	$(442)

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$537	$673	$781
Net loss	(99)	(120)	(15)
	$438	$553	$766

Healthcare cost trend rate assumed for next year	6.60%	6.90%	8.00%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2037	2037	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2017	2016	2015
Effect on total of service and interest cost	$-	$-	$-
Effect on postretirement benefit obligation	2	2	4

	1% Decrease
	2017	2016	2015
Effect on total of service and interest cost	$-	$-	$-
Effect on postretirement benefit obligation	(2)	(2)	(4)

For fiscal 2018, the Company expects to make a $3.3 million contribution to the domestic pension plans, $1.0 million to the U.K. pension plan, and $370,000 to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2018	$6,874	$370
2019	7,132	362
2020	7,368	367
2021	7,611	373
2022	7,986	381
2023-2027	43,702	1,937

13. DEBT

Debt is comprised of the following (in thousands):

	June 30, 2017	June 30, 2016
Short-term and current maturities
Loan and Security Agreement	$11,514	$1,543

Long-term debt
Loan and Security Agreement, net of current portion	$6,095	$17,109

Total debt	$17,609	$18,652

Future maturities of debt are as follows (in thousands):

Fiscal Year
2018	$11,514
2019	1,688
2020	1,765
2021	1,846
2022	796
Thereafter	-
Total	$17,609

The Company completed the negotiations for an amended Loan and Security Agreement which includes a Line of Credit and a term loan and executed the new agreement as of April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The agreement expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate under the agreement for fiscal 2017 was 2.61%.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. As of June 30, 2017, the Company was in compliance with all the covenants. The Company expects to be able to meet the covenants in future periods.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.   As of June 30, 2017, $7.7 million of the term loan was outstanding.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2017, the Company had borrowings of $9.9 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has one standby letter of credit totaling $0.9 million which reduces the $23.0 million available Line of Credit to $22.1 million.  As of June 30, 2017, the Company has approximately $12.2 million available on the Line of Credit.

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

15. CONTINGENCIES

The Company is involved in certain legal matters which arise in the normal course of business and are not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

16. CONCENTRATIONS OF CREDIT RISK

The Company believes it has no significant concentration of credit risk as of June 30, 2017. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

	Year Ended June 30, 2017
	North America	International	Unallocated	Total
Sales[1]	$124,606	$82,417	$-	$207,023
Restructuring charges	(82)	(906)	-	(988)
Operating income	6,138	268	(7,450)	(1,044)
Capital expenditures and software development	2,765	3,071	-	5,836
Depreciation and amortization	4,551	2,475	-	7,026
Current assets[4]	33,555	61,961	14,607	110,123
Long-lived assets[5]	39,199	14,684	28,659	82,542

	Year Ended June 30, 2016
	North America	International	Unallocated	Total
Sales[2]	$130,108	$79,577	$-	$209,685
Asset impairment	(4,114)	-	-	(4,114)
Operating income	(8,311)	(3,117)	(9,017)	(20,445)
Capital expenditures and software development	5,040	3,200	-	8,240
Depreciation and amortization	4,537	2,677	-	7,214
Current assets[4]	33,787	62,810	24,314	120,911
Long-lived assets[5]	36,539	13,995	30,153	80,687

	Year Ended June 30, 2015
	North America	International	Unallocated	Total
Sales[3]	$137,085	$104,465	$-	$241,550
Operating income	13,353	1,333	(6,083)	8,603
Capital expenditures and software development	3,449	2,251	-	5,700
Depreciation and amortization	5,604	3,113	-	8,717
Current assets[4]	41,240	68,656	23,517	133,413
Long-lived assets[5]	40,506	14,066	24,287	78,859

1 Excludes $7,902 of North American segment intercompany sales to the International segment and $11,677 intercompany sales of the International segment to the North American segment.

2 Excludes $8,259 of North American segment intercompany sales to the International segment and $9,282 intercompany sales of the International segment to the North American segment.

3 Excludes $12,276 of North American segment intercompany sales to the International segment and $9,842 intercompany sales of the International segment to the North American segment.

4 Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents, deferred income taxes, and other non-current assets.

5 Long lived assets consist of property, plant and equipment, goodwill, and other intangible assets. Long term deferred and other tax assets are not allocated to the segments.

Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales

	Year Ended June 30,
North America	2017	2016	2015
United States	$115,562	$119,638	$125,534
Canada & Mexico	9,044	10,470	11,551
	124,606	130,108	137,085
International
Brazil	45,614	43,283	63,961
United Kingdom	24,954	24,485	26,691
China	6,873	7,207	8,357
Australia & New Zealand	4,976	4,602	5,456
	82,417	79,577	104,465
Total Sales	$207,023	$209,685	$241,550

Long-lived Assets

	Year Ended June 30,
North America	2017	2016	2015
United States	$39,131	$36,189	$40,146
Canada & Mexico	68	350	360
	39,199	36,539	40,506
International
Brazil	10,111	8,818	7,986
United Kingdom	1,976	2,143	2,647
China	2,426	2,887	3,291
Australia & New Zealand	171	147	142
	14,684	13,995	14,066

Total Long Lived Assets	$53,883	$50,534	$54,572

18. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2015	$51,038	$15,852	$482	$(178)	$(0.03)
December 2015	53,671	15,999	992	458	0.07
March 2016	50,329	14,733	1,199	597	0.09
June 2016	54,647	404	(23,048)	(15,007)	(2.14)
	$209,685	$46,988	$(20,375)	$(14,130)	$(2.01)
September 2016	$48,913	$13,914	$1,476	$759	$0.11
December 2016	53,187	16,822	1,517	1,063	0.15
March 2017	50,670	14,479	(1,244)	(786)	(0.11)
June 2017	54,253	16,735	(211)	(45)	(0.01)
	$207,023	$61,950	$1,538	$991	$0.14

Fourth quarter sales in fiscal 2017 were $0.4 million lower than in the fourth quarter of fiscal 2016. North American sales decreased $0.9 million offsetting a $0.5 million increase in international sales. Gross margins increased $16.3 million with a pension charge of $14.2 million in fiscal 2016 representing approximately 87% of the difference.

19. RELATED PARTY TRANSACTIONS

In the fourth quarter of fiscal 2016, Mr. Guilherme Camargo was appointed Operations Manager of Armco do Brasil S.A. (Armco.) Armco is the largest supplier of steel to our subsidiary in Brazil. Mr. Camargo is the son of Salvador de Camargo, who is the president of our subsidiary in Brazil and a member of the board of directors. The Company made annual purchases from Armco of $5.1 million, $3.2 million and $4.1 million in fiscal 2017, 2016 and 2015, respectively. The Company had accounts payable of $0.2 and $0.0 million as of June 30, 2017 and June 30, 2016, respectively.

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

There have been no changes in internal control over financial reporting during the fourth quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

 Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2017 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The L.S. Starrett Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017 and our report dated August 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

August 25, 2017

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 2017 (the “2017 Proxy Statement”), which will be mailed to stockholders on or about September 11, 2017. The information in that portion of the 2017 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	65	2001	President and CEO and Director
Francis J. O’Brien	70	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	64	2000	Vice President Sales
James B. Taylor	51	2015	Vice President Operations

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

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2017 Proxy Statement, and is hereby incorporated by reference.

On July 15, 2010, the Company entered into a Change of Control Agreement with Francis J. O’Brien.  The terms of Mr. O’Brien’s Agreement are described in section H in the Company’s 2017 Proxy Statement, which is hereby incorporated by reference.

On July 15, 2014, the Company entered into a Change of Control Agreement with Anthony M. Aspin.  The terms of Mr. Aspin’s Agreement are described in section H in the Company’s 2017 Proxy Statement, which is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2012 Employees’ Stock Purchase Plan (“2012 Plan”) as of June 30, 2017. The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting and shares of Class A or Class B common stock may be issued under the 2012 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	77,285	$8.42	365,581
Equity compensation plans not approved by security holders	—	—	—
Total	77,285	$8.42	365,581

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2017 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of directors and officers:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Directors and Officers” in Section I of Part I in the Company’s 2017 Proxy Statement. These portions of the 2017 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2017 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2017 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  1.     Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2017 and June 30, 2016.

Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2017.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended June 30, 2017.

Consolidated Statements of Stockholders’ Equity for each of the years in the three year period ended June 30, 2017.

Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 2017.

Notes to Consolidated Financial Statements

       2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2017	$887	$284	$(23)	$(202)	$946
Year Ended June 30, 2016	612	352	(2)	(75)	887
Year Ended June 30, 2015	704	179	(163)	(108)	612

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2017	$5,246	$117	$1	$(2,442)	$2,922
Year Ended June 30, 2016	4,501	1,193	(344)	(104)	5,246
Year Ended June 30, 2015	3,334	1,242	(24)	(51)	4,501

All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

       3.     See Exhibit Index below. Compensatory plans or arrangements are identified by an “*”.

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

10k

Form of Change in Control Agreement, executed by the Company and each of Stephen F. Walsh and Francis J. O’Brien on January 16, 2009 and July 15, 2010, respectively, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

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

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Aug. 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/SALVADOR DE CAMARGO, JR.
Douglas A. Starrett, Aug. 25, 2017 President and CEO and Director (Principal Executive Officer)	Salvador de Camargo, Jr., Aug. 25, 2017 President and Director Starrett Industria e Comercio Ltda, Brazil

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien , Aug. 25, 2017 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Aug. 25, 2017 Director

/S/RICHARD B. KENNEDY	/S/STEPHEN F. WALSH
Richard B. Kennedy, Aug. 25, 2017	Stephen F Walsh, Aug. 25, 2017
Director	Director

/S/DAVID A. LEMOINE	/S/RALPH G. LAWRENCE
David A. Lemoine, Aug. 25, 2017	Ralph G. Lawrence, Aug. 25, 2017
Director	Director