Form 10-Q
period 2017-09-30
STARRETT L S CO
filed 2017-10-27
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 27, 2017

Class A Common Shares	6,236,867

Class B Common Shares	760,717

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2017 (unaudited) and June 30, 2017	3

		Consolidated Statements of Operations – three months ended September 30, 2017 and September 30, 2016 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three months ended September 30, 2017 and September 30, 2016 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three months ended September 30, 2017 (unaudited)	6

		Consolidated Statements of Cash Flows - three months ended September 30, 2017 and September 30, 2016 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information:

	Item 1A.	Risk Factors	16

	Item 6.	Exhibits	17

SIGNATURES			18

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	09/30/2017 (unaudited)	06/30/2017

ASSETS
Current assets:
Cash	$12,118	$14,607
Accounts receivable (less allowance for doubtful accounts of $1,161 and $946, respectively)	28,924	30,425
Inventories	62,112	58,097
Prepaid expenses and other current assets	8,573	6,994
Total current assets	111,727	110,123

Property, plant and equipment, net	39,987	39,345
Taxes receivable	2,720	2,627
Deferred tax assets, net	26,238	26,032
Intangible assets, net	9,878	9,868
Goodwill	4,668	4,668
Other assets	1	2
Total assets	$195,219	$192,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,532	$11,514
Accounts payable	9,877	8,366
Accrued expenses	5,728	5,424
Accrued compensation	4,993	5,435
Total current liabilities	32,130	30,739

Other tax obligations	3,774	3,645
Long-term debt, net of current portion	5,680	6,095
Postretirement benefit and pension obligations	58,356	58,571
Other non-current liabilities	1,609	1,589
Total liabilities	101,549	100,639

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,236,867 outstanding at September 30, 2017 and 6,267,603 outstanding at June 30, 2017)	6,237	6,268
Class B Common stock $1 par (10,000,000 shares authorized; 760,717 outstanding at September 30, 2017 and 761,588 outstanding at June 30, 2017)	761	762
Additional paid-in capital	55,294	55,579
Retained earnings	79,129	79,402
Accumulated other comprehensive loss	(47,751)	(49,985)
Total stockholders' equity	93,670	92,026
Total liabilities and stockholders’ equity	$195,219	$192,665

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

 Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2017	9/30/2016

Net sales	$51,818	$48,913
Cost of goods sold	35,279	34,999
Gross margin	16,539	13,914
% of Net sales	31.9%	28.4%

Selling, general and administrative expenses	16,090	15,421
Restructuring charges	-	343

Operating income (loss)	449	(1,850)

Other income (expense)	191	237
Gain on sale of building	-	3,089

Income (loss) before income taxes	640	1,476

Income tax expense (benefit)	214	717

Net income (loss)	$426	$759

Basic income (loss) per share	$.06	$.11
Diluted income (loss) per share	$.06	$.11

Weighted average outstanding shares used in per share calculations:
Basic	7,011	7,028
Diluted	7,056	7,059

Dividends per share	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended
	9/30/2017	9/30/2016

Net income (loss)	$426	$759
Other comprehensive income (loss):
Translation gain (loss)	2,261	(768)
Pension and postretirement plans, net of tax of $0 and $0, respectively	(27)	(47)
Other comprehensive income (loss)	2,234	(815)

Total comprehensive income (loss)	$2,660	$(56)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2017

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2017	$6,268	$762	$55,579	$79,402	$(49,985)	$92,026
Total comprehensive income	-	-	-	426	2,234	2,660
Dividends ($0.10 per share)	-	-	-	(699)	-	(699)
Repurchase of shares	(58)	(2)	(459)	-	-	(519)
Issuance of stock	7	3	76	-	-	86
Stock-based compensation	18	-	98	-	-	116
Conversion	2	(2)	-	-	-	-
Balance September 30, 2017	$6,237	$761	$55,294	$79,129	$(47,751)	$93,670

Accumulated balance consists of:
Translation loss					$(41,062)
Pension and postretirement plans, net of taxes					(6,689)
					$(47,751)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	3 Months Ended
	9/30/2017	9/30/2016

Cash flows from operating activities:
Net income	$426	$759
Non-cash operating activities:
Gain on sale of building	-	(3,089)
Depreciation	1,399	1,390
Amortization	491	364
Stock-based compensation	116	127
Net long-term tax obligations	49	603
Deferred taxes	(89)	281
Postretirement benefit and pension obligations	147	939
(Income) loss from equity method investment	-	(10)

Working capital changes:
Accounts receivable	2,459	6,562
Inventories	(2,610)	(3,165)
Other current assets	(1,414)	(1,953)
Other current liabilities	548	(1,296)
Prepaid pension expense	(663)	(1,159)
Other	(3)	138
Net cash provided by operating activities	856	491

Cash flows from investing activities:
Additions to property, plant and equipment	(1,528)	(889)
Software development	(481)	(183)
Proceeds from sale of building	-	3,321
Net cash provided by (used in) investing activities	(2,009)	2,249

Cash flows from financing activities:
Long-term debt repayments	(396)	(379)
Proceeds from common stock issued	86	61
Shares repurchased	(519)	(20)
Dividends paid	(699)	(701)
Net cash used in financing activities	(1,528)	(1,039)

Effect of exchange rate changes on cash	192	(188)

Net increase (decrease) in cash	(2,489)	1,513
Cash, beginning of period	14,607	19,794
Cash, end of period	$12,118	$21,307

Supplemental cash flow information:
Interest paid	$170	$161
Income taxes paid, net	(77)	34

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the three months ended September 30, 2017 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2017 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard related to “Revenue from Contracts with Customers” which amends the existing accounting standards for revenue recognition. The standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This standard is applicable for fiscal years beginning after December 15, 2017 and for interim periods within those years. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this standard on a modified retrospective basis for its fiscal year beginning July 1, 2018.

The Company primarily sells goods and recognizes revenues at point of sale or delivery, which will not change under the new standard. However, a full assessment of the new standard’s impact on all the Company’s revenue streams ahead of its implementation in the next fiscal year is still in process.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  This  update removes the  current  exception   in GAAP prohibiting   entities  from recognizing   current  and deferred  income  tax expenses  or benefits  related  to transfer  of assets, other than inventory,  within  the consolidated   entity. The current  exception  to defer the recognition  of any tax  impact  on the transfer  of inventory   within  the  consolidated   entity  until  it is sold to a third  party  remains unaffected.  The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business", with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment using Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and should be applied prospectively for annual and any interim goodwill impairment tests. Early adoption is permitted for entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the update on our consolidated financial statements.

Note 3:  Stock-based Compensation

On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 stock plan was approved by shareholders on October 17, 2012, and the material terms of its performance goals were recently re-approved by shareholders at the Company’s Annual Meeting held on October 18, 2017. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2017, there were 20,000 stock options and 145,735 restricted stock units outstanding. In addition, there were 292,100 shares available for grant under the 2012 Stock Plan as of September 30, 2017.

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

No stock options were granted during the three months ended September 30, 2017 and 2016.

The weighted average contractual term for stock options outstanding as of September 30, 2017 was 5.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2017 was negligible. Stock options exercisable as of September 30, 2017 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 54,500 RSU awards with a fair value of $7.09 per RSU granted during the three months ended September 30, 2017. There were 14,400 RSUs settled during the three months ended September 30, 2017.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2017 was $1.3 million. As of September 30, 2017 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the three month periods ended September 30, 2017 and 2016 was $0.1 million and $0.1 million, respectively.  As of September 30, 2017, there was $1.6 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $1.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.5 million is expected to be recognized over a weighted average period of 1.9 years.

Note 4:   Inventories

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. ASU 2015-11 specifies that “market” is defined as “net realizable value,” or the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Application is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 did not have a material impact on our consolidated financial statements.

Inventories consist of the following (in thousands):

	9/30/2017	6/30/2017
Raw material and supplies	$30,260	$26,293
Goods in process and finished parts	16,025	16,419
Finished goods	42,130	41,591
	88,415	84,303
LIFO Reserve	(26,303)	(26,206)
	$62,112	$58,097

LIFO inventories were $8.5 million and $7.7 million at September 30, 2017 and June 30, 2017, respectively, such amounts being approximately $26.3 million and $26.2 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.1 million increase in cost of sales for the three months ended September 30, 2017 compared to no material change for the three months ended September 30, 2016.

Note 5: Business Acquisition

In fiscal 2010, the Company entered into an agreement with a private software company to invest $1.5 million in exchange for a 36% equity interest therein. In the third quarter of fiscal 2017, the Company entered into a new agreement to invest an additional $3.6 million for an additional 64% of equity in the company. The Company paid $1.8 million in cash at closing and is obligated to pay an additional $1.8 million in cash three years subsequent to closing (discounted to $1.6 million on the purchase date). In addition, the agreement provides for the former owners to receive a 30% share of operating profits of the business over the next three years so long as they remain employed by the Company. The Company has accrued for such profit sharing as an expense based on results of operations since the date of acquisition.

The acquisition has been accounted for as a business combination and the financial results of the company have been included in our consolidated financial statements since the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to net tangible and intangible assets based upon their estimated fair values as of the acquisition date.

The table below presents the allocation of the purchase price to the acquired net assets (in thousands):

Cash	$509
Accounts receivable	273
Inventories	243
Other current assets	18
Deferred software development costs	2,520
Intangible Assets	1,220
Goodwill	1,634
Fixed assets	47
Deferred tax liability	(1,090)
Accounts payable & current liabilities	(80)
Purchase Price (1)	$5,294

(1)	$1,833 + 1,555 ($1.8 million discounted at 5%) = $3,388 purchase price divided by 64% = $5.294 million.

Pro-forma financial information has not been presented for this acquisition because it is not considered material to the Company’s financial position or results of operations.

Note 6:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and the private software company in 2017 resulted in the recognition of goodwill totaling $4.67 million.  The Company performed a qualitative analysis in accordance with ASU 2011-08 for its October 1, 2016 annual assessment of Bytewise goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting unit exceeds its respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit exceeded its carrying amount as of October 1, 2016. The Company has yet to determine the date to test the annual impairment of the reporting unit goodwill for the software company purchased in February 2017; however, no events or circumstances have occurred which would indicate that the unit’s goodwill may be impaired and needs to be tested other than annually.

Amortizable intangible assets consist of the following (in thousands):

	9/30/2017	6/30/2017
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	6,665	6,184
Other intangible assets	325	325
Total	17,598	17,117
Accumulated amortization	(7,720)	(7,249)
Total net balance	$9,878	$9,868

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets.

The estimated aggregate amortization expense for the remainder of fiscal 2018 and for each of the next five years and thereafter, is as follows (in thousands):

2018 (Remainder of year)	$1,711
2019	2,104
2020	1,580
2021	1,177
2022	945
2023	427
Thereafter	1,934

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

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2017	9/30/2016
Service cost	$-	$791
Interest cost	1,511	1,552
Expected return on plan assets	(1,285)	(1,306)
Amortization of net loss	6	28
	$232	$1,065

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended
	9/30/2017	9/30/2016
Service cost	$21	$23
Interest cost	67	68
Amortization of prior service credit	(134)	(168)
Amortization of net loss	25	30
	$(21)	$(47)

For the three month period ended September 30, 2017, the Company contributed $0.4 million to the U.S. and $0.2 million to the UK pension plans. The Company estimates that it will contribute an additional $4.0 million for the remainder of fiscal 2018.

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

Note 8:   Debt

Debt is comprised of the following (in thousands):

	9/30/2017	6/30/2017
Short-term and current maturities
Loan and Security Agreement	$11,532	$11,514

Long-term debt
Loan and Security Agreement, net of current portion	5,680	6,095
	$17,212	$17,609

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015 with changes that took effect on April 25, 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit expires on April 30, 2018 and has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2017 and 2016 was 3.1% and 2.4%, respectively. Since the expiration date of the loan agreement is within the current fiscal year, the Line of Credit has been classified as short term. As of September 30, 2017, $9.9 million was outstanding on the Line of Credit.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160.6 thousand.  The Term Loan had a balance of $7.3 million at September 30, 2017.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  The Company was in compliance with all debt covenants as of September 30, 2017.

Note 9:   Income Taxes

The Company is subject to U.S. federal income tax and various state, local, and foreign income taxes in numerous jurisdictions.  The Company’s domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses.  Additionally, the amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

The Company provides for income taxes on an interim basis based on an estimate of the effective tax rate for the year. This estimate is reassessed on a quarterly basis. Discrete tax items are accounted for in the quarterly period in which they occur.

The tax expense for the first quarter of fiscal 2018 was $214,000 on a profit before tax for the quarter of $640,000 (an effective tax rate of 33.4%). The tax expense for the first quarter of fiscal 2017 was $717,000 on a profit before tax of $1,476,000 (an effective tax rate of 48.6%). The tax rate for the first quarter of fiscal 2018 was lower than the U.S. statutory rate primarily due to a discrete reduction to tax expense of $72,000 related to the benefit of loss carryforwards being recognized due to current year profitability which was partially offset by a discrete tax expense of $45,000 resulting from book to tax differences in stock grant deductions. The tax rate in the first quarter of fiscal 2017 was higher than the U.S. statutory rate as a result of discrete adjustments primarily for the impact of a tax rate change in the U.K. applied to deferred tax assets which increased tax expense by $298,000 in the quarter.

U.S. Federal tax returns through fiscal 2013 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2014 are still subject to adjustment. As of September 30, 2017, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2012 – 2016. During the next twelve months, it is possible there will be a reduction of $1 million in long term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

No valuation allowance has been recorded for the Company’s domestic deferred tax assets related to temporary differences in items included in taxable income.  The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that it will be able to utilize the tax benefit provided by those differences.  In the U.S., a partial valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future.  In certain other countries where Company operations are in a loss position, the deferred tax assets for tax loss carryforwards and other temporary differences are fully offset by a valuation allowance.

Note 10:  Contingencies

The Company is involved in certain legal matters which arise in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 11: Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2017. Our business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses which are included in unallocated in the table below. Other income and expense, including interest income and expense, the gain on the sale of a building in fiscal 2017, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended September 30, 2017
Sales[1]	$29,718	$22,100	$-	$51,818
Operating Income (Loss)	$1,349	$757	$(1,657)	$449

Three Months ended September 30, 2016
Sales[2]	$28,403	$20,510	$-	$48,913
Operating Income (Loss)	$152	$(86)	$(1,916)	$(1,850)

1.	Excludes $1,696 of North American segment intercompany sales to the International segment, and $3,390 of International segment intercompany sales to the North American segment.

2.	Excludes $2,357 of North American segment intercompany sales to the International segment, and $3,082 of International segment intercompany sales to the North American segment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2017 and September 30, 2016

Overview

The Company saw growth in its technology based metrology product lines and a continued recovery in Latin America business, with minimal impact from currency fluctuations. This improved performance reflects our strategic goal of increased investment in high-end technology based metrology products and the political and economic stabilization in Brazil.

Net sales increased $2.9 million or 6%. Operating income increased $2.3 million as a $2.6 million gross margin improvement more than offset a $0.3 million increase in operating expenses. Net income declined $0.3 million from $0.8 million or $0.11 per share in fiscal 2017 to $0.5 million or $0.07 per share in fiscal 2018. The primary factor influencing the shift from an improved operating performance in fiscal 2018 to a decline in net income versus fiscal 2017 was a $3.1 million gain in fiscal 2017 from the sale of the Company’s Canadian distribution center.

Net Sales

North American sales increased $1.3 million or 5% from $28.4 million in fiscal 2017 to $29.7 million in fiscal 2018 as a $1.9 million or 25% increase in our technology products more than offset a $0.6 million decline in precision hand tool and saw products. Technology based products represented 32% of North American sales in fiscal 2018 compared to 26% in fiscal 2017.

International sales increased $1.6 million or 8% from $20.5 million in fiscal 2017 to $22.1 million in fiscal 2018 as the Brazilian economy continued to recover from a deep recession and political crisis. Consolidated currency fluctuations had minimal impact as a strengthening Brazilian Real added a comparative $0.4 million increase in U. S. dollars.

Gross Margin

Gross margin increased $2.6 million or 19% from $13.9 million in fiscal 2017 to $16.5 million in fiscal 2018.

North American gross margin in fiscal 2018 of $8.6 million increased $1.3 million compared to fiscal 2017 due principally to a favorable product mix related to increased sales of high margin capital equipment and technology products.

International gross margins increased $1.3 million to $7.9 million due to increased sales and cost reductions in Brazil. Currency exchange rates played a minor, $0.1million, role in the margin improvement.

Selling, General and Administrative Expenses

Selling general and administrative expenses, excluding restructuring expenses in fiscal 2017, increased by $0.7 million or 4%.

North American expenses increased $0.3 due to increased spending in research and development for technology based products.

International expenses increased $0.4 million primarily due to increased selling expenses related to higher sales in Brazil.

Other Income (Expense)

Other income, excluding the $3.1 million gain on the sale of the Company’s Canadian distribution center in fiscal 2017, remained level at $0.2 million in both fiscal 2017 and 2018.

Income Taxes

The effective tax rates for the first quarter of fiscal 2018 and 2017 were 33% and 49%, respectively. The quarterly tax rate was higher than the U.S. statutory rate in fiscal 2017 primarily due to a discrete adjustment of $0.3 million to reflect the impact of a tax rate reduction in the U.K. on deferred tax assets.

Net Income

The Company recorded net earnings of $0.4 million or $0.06 per share in the first quarter of fiscal 2018 compared to net income of $0.8 million or $0.11 per share in fiscal 2017 as a fiscal 2018 $2.3 million improvement in operating income was more than offset by a $3.0 million gain on the sale of a building in fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	9/30/2017	9/30/2016

Cash provided by operating activities	$856	$491
Cash provided by (used in) investing activities	(2,009)	2,249
Cash used in financing activities	(1,528)	(1,039)
Effect of exchange rate changes on cash	192	(188)

Net increase (decrease) in cash	$(2,489)	$1,513

Net cash for the three months ended September 30, 2017 decreased $2.5 million as cash provided from operations of $0.9 million was offset by investments in equipment and software development of $2.0 million and debt repayments, stock repurchases, and dividend payments of $1.6 million. The $4.0 million reduction in cash generated in comparison to the prior year’s performance was primarily due to the absence in fiscal 2018 of $3.3 million in proceeds from the sale of the Canadian distribution center in fiscal 2017 and shares repurchases of $0.5 million in fiscal 2018.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $9.9 million was outstanding as of September 30, 2017.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement was renewed in January of 2015.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of September 30, 2017, the Company was in compliance with all debt covenants related to its Loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2018 and the Company plans to negotiate an extension to the agreement.

The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2017 and 2016 was 3.1% and 2.4% respectively.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2017, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2017.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2017. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2017.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	October 27, 2017	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	October 27, 2017	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)