Form 10-Q
period 2017-12-31
STARRETT L S CO
filed 2018-02-01
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 30, 2018

Class A Common Shares	6,262,546

Class B Common Shares	757,224

THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2017 (unaudited) and June 30, 2017	3

		Consolidated Statements of Operations – three and six months ended December 31, 2017 and December 31, 2016 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2017 and December 31, 2016 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – six months ended December 31, 2017 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2017 and December 31, 2016 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 1A.	Risk Factors	19

	Item 6.	Exhibits	20

SIGNATURES			21

PART I.                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	12/31/2017 (unaudited)	06/30/2017

ASSETS
Current assets:
Cash	$15,131	$14,607
Accounts receivable (less allowance for doubtful accounts of $1,162 and $946, respectively)	29,349	30,425
Inventories	61,789	58,097
Prepaid expenses and other current assets	8,860	6,994
Total current assets	115,129	110,123

Property, plant and equipment, net	39,265	39,345
Taxes receivable	2,716	2,627
Deferred tax assets, net	18,856	26,032
Intangible assets, net	9,563	9,868
Goodwill	4,668	4,668
Other assets	-	2
Total assets	$190,197	$192,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,051	$11,514
Accounts payable	9,084	8,366
Accrued expenses	6,618	5,424
Accrued compensation	4,090	5,435
Total current liabilities	36,843	30,739

Other tax obligations	4,016	3,645
Long-term debt, net of current portion	5,261	6,095
Postretirement benefit and pension obligations	57,415	58,571
Other non-current liabilities	1,630	1,589
Total liabilities	105,165	100,639

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,254,182 outstanding at December 31, 2017 and 6,267,603 outstanding at June 30, 2017)	6,254	6,268
Class B Common stock $1 par (10,000,000 shares authorized; 758,954 outstanding at December 31, 2017 and 761,588 outstanding at June 30, 2017)	759	762
Additional paid-in capital	55,467	55,579
Retained earnings	71,906	79,402
Accumulated other comprehensive loss	(49,354)	(49,985)
Total stockholders' equity	85,032	92,026
Total liabilities and stockholders’ equity	$190,197	$192,665

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016

Net sales	$52,124	$53,187	$103,942	$102,100
Cost of goods sold	36,194	36,365	71,473	71,364
Gross margin	15,930	16,822	32,469	30,736
% of Net sales	30.6%	31.6%	31.2%	30.1%

Selling, general and administrative expenses	15,486	14,942	31,576	30,363
Restructuring charges	-	51	-	394

Operating income (loss)	444	1,829	893	(21)

Other income (expense)	653	(312)	844	(75)
Gain on sale of building	-	-	-	3,089

Income (loss) before income taxes	1,097	1,517	1,737	2,993

Income tax expense	7,618	454	7,832	1,171

Net income (loss)	$(6,521)	$1,063	$(6,095)	$1,822

Basic income (loss) per share	$(0.93)	$0.15	$(0.87)	$0.26
Diluted income (loss) per share	$(0.93)	$0.15	$(0.87)	$0.26

Weighted average outstanding shares used in per share calculations:
Basic	7,008	7,050	7,009	7,039
Diluted	7,008	7,068	7,009	7,068

Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016

Net income (loss)	$(6,521)	$1,063	$(6,095)	$1,822
Other comprehensive income (loss):
Currency translation gain (loss net of tax)	(1,576)	(988)	685	(1,756)
Pension and postretirement plans, net of tax of $0, $3,958, $0, and $3,958, respectively	(27)	6,469	(54)	6,422
Other comprehensive income (loss)	(1,603)	5,481	631	4,666

Total comprehensive income (loss)	$(8,124)	$6,544	$(5,464)	$6,488

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2017

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2017	$6,268	$762	$55,579	$79,402	$(49,985)	$92,026
Total comprehensive income (loss)	-	-	-	(6,095)	631	(5,464)
Dividends ($0.20 per share)	-	-	-	(1,401)	-	(1,401)
Repurchase of shares	(58)	(4)	(472)	-	-	(534)
Issuance of stock	13	14	193	-	-	220
Stock-based compensation	18	-	167	-	-	185
Conversion	13	(13)	-	-	-	-
Balance December 31, 2017	$6,254	$759	$55,467	$71,906	$(49,354)	$85,032

Accumulated balance consists of:
Translation loss					$(42,638)
Pension and postretirement plans, net of taxes					(6,716)
					$(49,354)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	6 Months Ended
	12/31/2017	12/31/2016

Cash flows from operating activities:
Net income (loss)	$(6,095)	$1,822
Non-cash operating activities:
Gain on sale of building	-	(3,089)
Depreciation	2,802	2,732
Amortization	978	732
Stock-based compensation	185	223
Net long-term tax obligations	343	842
Deferred taxes	7,250	413
Postretirement benefit and pension obligations	294	1,743
(Income) loss from equity method investment	-	(43)
Working capital changes:
Accounts receivable	1,618	1,849
Inventories	(3,245)	(3,389)
Other current assets	(1,874)	(1,563)
Other current liabilities	179	(1,026)
Prepaid pension expense	(1,857)	(2,418)
Other	57	188
Net cash provided by (used in) operating activities	635	(984)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,625)	(2,412)
Software development	(633)	(368)
Proceeds from sale of building	-	3,321
Net cash provided by (used in) investing activities	(3,258)	541

Cash flows from financing activities:
Proceeds from borrowings	5,500	-
Long-term debt repayments	(797)	(762)
Proceeds from common stock issued	220	181
Shares repurchased	(534)	(33)
Dividends paid	(1,401)	(1,407)
Net cash provided by (used in) financing activities	2,988	(2,021)

Effect of exchange rate changes on cash	159	(603)

Net increase (decrease) in cash	524	(3,067)
Cash, beginning of period	14,607	19,794
Cash, end of period	$15,131	$16,727

Supplemental cash flow information:
Interest paid	$307	$302
Income taxes paid, net	(323)	113

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the six months ended December 31, 2017 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and should be applied prospectively for annual and any interim goodwill impairment tests. Early adoption is permitted for entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the update on its consolidated financial statements.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2017, there were 20,000 stock options and 153,235 restricted stock units outstanding. In addition, there were 284,600 shares available for grant under the 2012 Stock Plan as of December 31, 2017.

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

No stock options were granted during the six months ended December 31, 2017 and 2016.

The weighted average contractual term for stock options outstanding as of December 31, 2017 was 5 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2017 was less than $0.1 million. Stock options exercisable as of December 31, 2017 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 62,000 RSU awards with a fair value of $7.22 per RSU granted during the six months ended December 31, 2017. There were 14,400 RSUs settled during the six months ended December 31, 2017.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2017 was $1.3 million. As of December 31, 2017 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the six month periods ended December 31, 2017 and 2016 was $0.2 million, and $0.2 million respectively.  As of December 31, 2017, there was $1.6 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.2 million is expected to be recognized over a weighted average period of 2.0 years.

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

Inventories consist of the following (in thousands):

	12/31/2017	6/30/2017
Raw material and supplies	$26,777	$26,293
Goods in process and finished parts	19,512	16,419
Finished goods	41,881	41,591
	88,170	84,303
LIFO Reserve	(26,381)	(26,206)
	$61,789	$58,097

LIFO inventories were $8.5 million and $7.7 million at December 31, 2017 and June 30, 2017, respectively, such amounts being approximately $26.4 million and $26.2 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.2 million increase in cost of sales for the six months ended December 31, 2017 compared to a $0.5 million decrease in cost of sales for the six months ended December 31, 2016.

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

Note 6:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and the private software company in 2017 resulted in the recognition of goodwill totaling $4.67 million. Under ASU 2011-08, the Company is required, on a set date, to annually assess its goodwill in order to determine whether or not it was more likely than not that the fair value of the reporting unit’s goodwill exceeded its carrying amount. For Bytewise, this date was October 1, 2017. The Company performed a quantitative analysis in accordance with ASU 2011-08 for its annual assessment (commonly referred to as “Step One”).

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party valuation specialist, the Company estimates the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The Company also utilizes the comparable company multiples method and market transaction fair value method to validate the fair value amount obtained using the income approach. The key assumptions utilized in the discounted cash flow model includes estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, overall economic conditions, and an assessment of current market capitalization. Any unfavorable material changes to these key assumptions could potentially impact the Company’s fair value determinations.

Under the quantitative analysis, the 2017 fair value assessment of the Bytewise goodwill exceeded the carrying amount by approximately 81.1%. Therefore no goodwill impairment was determined to exist. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

The Company has set the date at February 1st, 2018, to test the annual impairment of the reporting unit goodwill for the software company purchased in February 2017; however, no events or circumstances have occurred which would indicate that the unit’s goodwill may be impaired and needs to be tested other than annually.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2017	6/30/2017
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	6,816	6,184
Other intangible assets	325	325
Total	17,749	17,117
Accumulated amortization	(8,186)	(7,249)
Total net balance	$9,563	$9,868

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

The estimated aggregate amortization expense for the remainder of fiscal 2018 and for each of the next five years and thereafter, is as follows (in thousands):

2018 (Remainder of year)	$1,093
2019	2,134
2020	1,611
2021	1,207
2022	975
2023	609
Thereafter	1,934

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

The amendment of the defined benefit pension plan triggered a pension curtailment which required a re-measurement of the Plan's obligation as of December 31, 2016. The re-measurement resulted in a decrease in the benefit obligation of approximately $6.9 million primarily due to an increase in the discount rate from 3.77% to 4.31%, with an additional $4.2 million decrease resulting from the impact of the curtailment. These reductions in the Plan’s benefit obligation were recorded as other comprehensive income, net of taxes.

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Service cost	$-	$614	$-	$1,405
Interest cost	1,518	1,533	3,029	3,085
Expected return on plan assets	(1,291)	(1,288)	(2,576)	(2,594)
Amortization of net loss	6	68	12	96
	$233	$927	$465	$1,992

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Service cost	$22	$24	$43	$47
Interest cost	67	68	134	136
Amortization of prior service credit	(135)	(169)	(269)	(337)
Amortization of net loss	25	30	50	60
	$(21)	$(47)	$(42)	$(94)

For the six month period ended December 31, 2017, the Company contributed $1.4 million to the U.S. and $0.5 million to the UK pension plans. The Company estimates that it will contribute an additional $2.8 million for the remainder of fiscal 2018.

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

Note 8:   Debt

Debt is comprised of the following (in thousands):

	12/31/2017	6/30/2017
Short-term and current maturities
Loan and Security Agreement	$17,051	$11,514

Long-term debt
Loan and Security Agreement, net of current portion	5,261	6,095
	$22,312	$17,609

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2015.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit has an interest rate of LIBOR plus 1.5%.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six months ended December 31, 2017 and 2016 was 3.1% and 2.4%, respectively. Since the expiration date of the loan agreement on December 31, 2017 was within the current fiscal year, the Line of Credit has been classified as short term. As of December 31, 2017, $11.9 million was outstanding on the Line of Credit.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The obligations under the Credit Facility are unsecured. In the event of certain triggering events, such obligations would become secured by the assets of the Company’s domestic subsidiaries. A triggering event occurs when the Company fails to achieve any of the financial covenants noted below in consecutive quarters.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of December 31, 2017, the Company was not in compliance with the funded debt to EBITDA ratio, as the Company’s ratio rose to 2.58 to 1.00. This event of noncompliance was the result of the combination of lower than anticipated second quarter operating profits and the addition of the new short-term loans in Brazil.  Additionally, the Company was also not in compliance with one of its non-financial covenants related to these additional borrowings. The Company has received a waiver for both of these non-compliances, and expects to be able to meet these covenants in future periods.

On January 30, 2018, the Company executed an amendment to its Loan and Security Agreement to extend the Line of Credit through April 30, 2021. The agreement was scheduled to expire on April 30, 2018.  The amended agreement maintains the previous line of $23.0 million and the same loan covenants.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $6.9 million at December 31, 2017.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million. The Santander loan of $1.5 million has a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million has a term of 360 days and a rate of 4.75%.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States.  This law made numerous changes to federal taxation in the U.S., including a reduction in the federal corporate tax rate to 21% and a one-time tax on historical foreign earnings that had not yet been repatriated.  The effect of the tax rate change is that the Company’s federal tax rate is reduced to a blended rate of 28% from the previous rate of 34% for fiscal 2018, and then will further reduce to the enacted 21% in Fiscal 2019 and beyond.  In addition, there are also a number of other changes primarily related to U.S. taxation of income earned by foreign subsidiaries and on transactions with those subsidiaries.  As a result of this legislation, in the quarter ended December 31, 2017, the Company performed an initial assessment of the impact of tax reform and has taken a charge to tax expense of $7,250,000 to reflect the estimated impact of the tax rate reduction on its deferred tax assets. The Company has estimated the overall federal tax impact for the one time transition tax to be zero. Further guidance from the Department of Treasury and various state taxing authorities as well as year-end financial data is required, however, before the various tax calculations can be considered complete.

The Company is reviewing all aspects of the tax law change and, other than the reduced tax rate on earnings going forward, which will provide a favorable benefit, the Company does not believe the other provisions will have a significant impact to tax expense.  The Company will continue to measure the impact of these provisions and will record any changes in subsequent quarters when information and guidance becomes available.

The tax expense for the second quarter of fiscal 2018 was $7,618,000 on profit before tax of $1,097,000 for an effective tax rate of 694%. Before the tax charge related to the new tax legislation, tax expense was $368,000 or 33.5% of pre-tax income. The effective tax rate for the second quarter of fiscal 2017 was 29.9%. For the first half of fiscal 2018, tax expense was $7,832,000 on profit before tax of $1,737,000 for an effective tax rate of 451%. Before the tax charge related to new tax legislation, tax expense was $582,000 or 33.5% of pre-tax income. For the first half of fiscal 2017, the effective tax rate was 39.1%. In addition to the charge for the change in the tax law, the tax expense in the second quarter of fiscal 2018 was reduced by $34,000 of net discrete benefits primarily for U.S. tax return provision to return adjustments and a refundable credit for research and development in the U.K. The second quarter discrete tax benefit is in addition to a net first quarter discrete tax benefit of $21,000 reflecting a tax benefit for losses in the U.K. which was partially offset by discrete tax expense due to tax deductions related to stock grants which were lower than the book deductions. The tax rate in the second quarter of fiscal 2017 is lower than the U.S. statutory rate as a result of earnings in foreign jurisdictions with lower effective tax rates. This benefit was offset as a result of discrete adjustments primarily for the impact of a tax rate change in the U.K. applied to deferred tax assets which increased tax expense by $298,000 in the first quarter.

U.S. Federal tax returns through fiscal 2013 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2014 are still subject to adjustment. As of December 31, 2017, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2012 – 2017. During the next twelve months, it is possible there will be a reduction of $1 million in long term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

In the second quarter of this year, the Company’s Brazilian subsidiary received a favorable ruling on an old tax dispute related to the Brazilian Program of Social Integration (PIS) taxes. This ruling resulted in the recognition of other income of approximately $1.0 million, and was awarded in the form of tax credits to be used to offset future tax payments

Note 11: Segment Information

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

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2017
Sales[1]	$31,100	$21,024	$-	$52,124
Operating Income (Loss)	$1,365	$243	$(1,164)	$444

Three Months ended December 31, 2016
Sales[2]	$32,151	$21,036	$-	$53,187
Operating Income (Loss)	$2,805	$636	$(1,612)	$1,829

1.	Excludes $1,581 of North American segment intercompany sales to the International segment, and $ 3,298 of International segment intercompany sales to the North American segment.

2.	Excludes $2,339 of North American segment intercompany sales to the International segment, and $2,968 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Six Months ended December 31, 2017
Sales[1]	$60,818	$43,124	$-	$103,942
Operating Income (Loss)	$2,714	$1,000	$(2,821)	$893

Six Months ended December 31, 2016
Sales[2]	$60,554	$41,546	$-	$102,100
Operating Income (Loss)	$2,957	$550	$(3,528)	$(21)

1.	Excludes $3,277 of North American segment intercompany sales to the International segment, and $ 6,688 of International segment intercompany sales to the North American segment.

2.	Excludes $4,696 of North American segment intercompany sales to the International segment, and $6,049 of International segment intercompany sales to the North American segment.

Note 12: Subsequent Events

Subsequent to December 31, 2017, the Company decided to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. While no definitive date for this move has been set yet, the Company anticipates that the move will happen within the next 12 months. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of December 31, 2017, the carrying value of the building is $2.0 million, and the Company believes that the current fair value exceeds the carrying value. The Company expects that there may be restructuring costs, including severance payments, and equipment relocation costs that will be incurred in connection with this decision. These costs will be recorded as incurred.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended December 31, 2017 and December 31, 2016

Overview

Globally the Company experienced healthy incoming orders in the quarter, which exceeded our operations’ ability to satisfy the demand before the end of the December in our largest markets, the U.S. and Brazil. The Company expects this backorder build will begin to be relieved during the third quarter.

As a result, net sales decreased $1.1 million or 2% from $53.2 million in fiscal 2017 to $52.1 million in fiscal 2018 with North America accounting for the full decline. Operating income decreased $1.4 million due to a $0.9 million decrease in gross margin and a $0.5 million increase in selling, general, and administrative expenses.

Net Sales

North American sales decreased $ 1.1 million or 3% from $32.2 million in fiscal 2017 to $31.1 million in fiscal 2018 due to constrained production capacity in our Athol facility due to a shortage of skilled labor which contributed to an increase in back orders. Capacity issues are being addressed by increased outsourcing of production to counterbalance the loss of experienced personnel due to retirement.

International sales were flat at $21.1 million between fiscal 2017 and fiscal 2018. Improved sales in China, and Asia/Pacific offset the sales decline at our Brazilian operations due to not meeting export sales demand.

Gross Margin

Gross margin decreased $0.9 million or 5% from 32% of sales in fiscal 2017 to 31% of sales in fiscal 2018.

North American gross margins decreased $0.6 million from $9.4 million or 29% of sales in fiscal 2017 to $8.8 million or 28% of sales in fiscal 2018 due to lower sales volume and the short-term effects of increased outsourcing of production.

International gross margins decreased $0.3 million moving from 35% of sales in fiscal 2017 to 34% of sales in fiscal 2018 because of lower volume and an unfavorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 3% rising from $15.0 million in fiscal 2017 to $15.5 million in fiscal 2018.

North American expenses, including Corporate, increased $0.3 million going from $8.3 million in fiscal 2017 to $8.6 million in fiscal 2018, as increased research and development spending on high-end metrology more than offset reductions in professional fees.

International expenses increased $0.2 million or 1% due principally to the weakening of the US dollar to the British Pound.

Other Income (Expense)

Other income increased $1.0 million due to a $1.0 million favorable legal settlement in Brazil in fiscal 2018.

Income Taxes

The tax expense for the second quarter of fiscal 2018 was $7.6 million on pre-tax income of $1.1 million. Tax expense included a charge of $7.2 million for a reduction of the deferred tax asset due to the change in tax rates enacted in the United States. Before the charge, tax expense for the quarter was $0.4 million or 33.5% of pre-tax income. The tax expense for the second quarter of fiscal 2017 was $0.5 million on pre-tax income of $1.5 million for an effective tax rate of 29.9%. Excluding the impact of the change in the tax rate applied to deferred tax assets, the effective fiscal 2018 tax rate is higher than the fiscal 2018 marginal U.S. combined federal and state tax rate of approximately 31% primarily due to non-deductible items in each tax jurisdiction. The fiscal 2017 quarterly tax rate is lower than a normalized combined federal and state rate of approximately 40% in fiscal 2017 due to profits in some foreign subsidiaries with lower effective tax rates.

Net Income

The Company recorded net loss of $6.5 million or $(0.93) per share in the second quarter of fiscal 2018 compared to net income of $1.1 million or $0.15 per share in fiscal 2017 principally due to a higher effective tax rate related to the new tax legislation enacted in December 2017.

Six months Ended December 31, 2017 and December 31, 2016

Overview

Net sales increased $1.8 million or 2% from $102.1 million in fiscal 2017 to $103.9 million in fiscal 2018. Operating income increased $0.9 million in fiscal 2018 from a breakeven position in fiscal 2017, with higher gross margins of $1.7 million offsetting a $1.2 million increase in selling, general, and administrative expenses coupled with the absence of a $0.4 million restructuring charge in fiscal 2017.

Net Sales

North American sales increased $0.2 million increasing from $60.6 million in fiscal 2017 to $60.8 million in fiscal 2018, as gains in higher-end metrology more than offset declines in precision hand tools.

International sales increased $1.6 million or 4.0% rising from $41.5 million in fiscal 2017 to $43.1 million in fiscal 2018 based upon strong organic growth in Brazil.

Gross Margin

Gross margin increased $1.7 million or 6% and improved to 31% of sales in fiscal 2018, from 30% of sales in fiscal 2017.

North American gross margins increased $0.7 million or 4.0% in fiscal 2018 as compared to fiscal 2017 due to increased sales of higher margin capital equipment.

International gross margins increased $1.0 million based upon increased volume and improved margins in Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $1.2 million or 4.0%, rising from $30.4 million in fiscal 2017 to $31.6 million in fiscal 2018.

North American expenses, including Corporate, increased $0.7 million or 4% as increased research and development spending on high-end metrology more than offset reduced professional fees.

International expenses increased $0.5 million or 4% due to increased sales commission expense related to sales gains in Brazil.

Other Income (Expense)

Other income in the first half of fiscal 2018 declined $2.2 million from the first half of fiscal 2017, as the $3.1 million gain on the sale of the Canadian warehouse in fiscal 2017 and a reduction in interest income of $0.3 million between fiscal 2017 and fiscal 2018, more than offset $1.4 million in favorable legal settlements in Brazil during the current year.

Income Taxes

The tax expense for the first half of fiscal 2018 was $7.8 million on pre-tax income of $1.7 million. Tax expense included a charge of $7.2 million for a reduction of the deferred tax asset due to the change in tax rates enacted in the United States. Before the charge, tax expense for the first half was $0.6 million or 33.5% of pre-tax income. The tax expense for the first half of fiscal 2017 was $1.2 million on pre-tax income of $3.0 million for an effective tax rate of 39.1%. Excluding the impact of the change in the tax rate applied to deferred tax assets, the effective fiscal 2018 tax rate is higher than the fiscal 2018 marginal U.S. combined federal and state tax rate of approximately 31% primarily due to non-deductible items in each tax jurisdiction. The effective tax rate for the first half of fiscal 2017 is slightly lower than federal and state statutory rates of approximately 40% due to profits in foreign jurisdictions subject to lower effective rates which was partly offset by a discrete net increase in tax expense of $0.3 million.

Net Income

The Company recorded net loss of $6.1 million or $(0.87) per share in the first half of fiscal 2018 compared to net income of $1.8 million or $0.26 per share in fiscal 2017 principally due to a higher effective tax rate related to the new tax legislation enacted in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2017	12/31/2016

Cash provided by (used in) operating activities	$635	$(984)
Cash provided by (used in) investing activities	(3,258)	541
Cash provided by (used in) financing activities	2,988	(2,021)
Effect of exchange rate changes on cash	159	(603)

Net increase (decrease) in cash	$524	$(3,067)

Fiscal 2018 net cash flow for the six months ended December 31, 2017 increased $3.6 million compared to the six months ended December 31, 2016 as the net change in cash provided by operations of $1.6 million coupled with the change in financing of $5.0 million more than offset a $3.8 million increase in investments.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $11.9 million was outstanding as of December 31, 2017.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of December 31, 2017, the Company was not in compliance with its maximum funded debt to EBITDA covenant and another non-financial covenant related to the additional borrowings. A waiver has been received for both of these events of noncompliance, and the Company expects to be in compliance with these covenants in the future.  The Loan and Security Agreement was amended on January 30, 2018 to extend the Line of Credit for an additional three years until April 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2017 and 2016 was 3.1% and 2.4% respectively.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2017, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2017.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 1, 2018	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 1, 2018	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)