Form 10-Q
period 2018-03-31
STARRETT L S CO
filed 2018-05-02
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 30, 2018

Class A Common Shares	6,272,716

Class B Common Shares	744,656

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2018 (unaudited) and June 30, 2017	3

		Consolidated Statements of Operations – three and nine months ended March 31, 2018 and March 31, 2017 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2018 and March 31, 2017 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – nine months ended March 31, 2018 (unaudited)	6

		Consolidated Statements of Cash Flows - nine months ended March 31, 2018 and March 31, 2017 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-16

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 1A.	Risk Factors	20

	Item 6.	Exhibits	21

SIGNATURES			22

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	03/31/2018 (unaudited)	06/30/2017

ASSETS
Current assets:
Cash	$15,444	$14,607
Accounts receivable (less allowance for doubtful accounts of $1,164 and $946, respectively)	31,684	30,425
Inventories	63,799	58,097
Prepaid expenses and other current assets	7,546	6,994
Total current assets	118,473	110,123

Property, plant and equipment, net	38,659	39,345
Taxes receivable	1,888	2,627
Deferred tax assets, net	18,523	26,032
Intangible assets, net	9,452	9,868
Goodwill	4,668	4,668
Other assets	2	2
Total assets	$191,665	$192,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,681	$11,514
Accounts payable	10,464	8,366
Accrued expenses	6,328	5,424
Accrued compensation	4,597	5,435
Total current liabilities	26,070	30,739

Other tax obligations	2,889	3,645
Long-term debt, net of current portion	17,736	6,095
Postretirement benefit and pension obligations	56,258	58,571
Other non-current liabilities	1,650	1,589
Total liabilities	104,603	100,639

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,272,716 outstanding at March 31, 2018 and 6,267,603 outstanding at June 30, 2017)	6,273	6,268
Class B Common stock $1 par (10,000,000 shares authorized; 745,216 outstanding at March 31, 2018 and 761,588 outstanding at June 30, 2017)	745	762
Additional paid-in capital	55,562	55,579
Retained earnings	73,543	79,402
Accumulated other comprehensive loss	(49,061)	(49,985)
Total stockholders' equity	87,062	92,026
Total liabilities and stockholders’ equity	$191,665	$192,665

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	03/31/2018	03/31/2017	03/31/2018	03/31/2017

Net sales	$54,834	$50,670	$158,776	$152,770
Cost of goods sold	36,762	36,191	108,235	107,555
Gross margin	18,072	14,479	50,541	45,215
% of Net sales	33.0%	28.6%	31.8%	29.6%

Selling, general and administrative expenses	15,859	15,326	47,435	45,689
Restructuring charges	-	6	-	400

Operating income (loss)	2,213	(853)	3,106	(874)

Other income (expense)	124	(391)	968	(466)
Gain on sale of building	-	-	-	3,089

Income (loss) before income taxes	2,337	(1,244)	4,074	1,749

Income tax expense (benefit)	700	(458)	8,532	713

Net income (loss)	$1,637	$(786)	$(4,458)	$1,036

Basic income (loss) per share	$0.23	$(0.11)	$(0.64)	$0.15
Diluted income (loss) per share	$0.23	$(0.11)	$(0.64)	$0.15

Weighted average outstanding shares used in per share calculations:
Basic	7,018	7,058	7,012	7,046
Diluted	7,036	7,058	7,012	7,078

Dividends per share	$-	$0.10	$0.20	$0.30

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	03/31/2018	03/31/2017	03/31/2018	03/31/2017

Net income (loss)	$1,637	$(786)	$(4,458)	$1,036
Other comprehensive income (loss):
Currency translation gain (loss)	321	1,456	1,006	(300)
Pension and postretirement plans, net of tax of $0, $0, $0, and $3,958, respectively	(28)	(45)	(82)	6,377
Other comprehensive income (loss)	293	1,411	924	6,077

Total comprehensive income (loss)	$1,930	$625	$(3,534)	$7,113

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2018

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2017	$6,268	$762	$55,579	$79,402	$(49,985)	$92,026
Total comprehensive income (loss)	-	-	-	(4,458)	924	(3,534)
Dividends ($0.20 per share)	-	-	-	(1,401)	-	(1,401)
Repurchase of shares	(58)	(6)	(487)	-	-	(551)
Issuance of stock	21	13	244	-	-	278
Stock-based compensation	18	-	226	-	-	244
Conversion	24	(24)	-	-	-	-
Balance March 31, 2018	$6,273	$745	$55,562	$73,543	$(49,061)	$87,062

Accumulated balance consists of:

Translation loss					$(42,317)

Pension and postretirement plans, net of taxes					(6,744)
					$(49,061)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	9 Months Ended
	03/31/2018	03/31/2017

Cash flows from operating activities:

Net income (loss)	$(4,458)	$1,036

Non-cash operating activities:
Gain on sale of building	-	(3,089)
Depreciation	4,163	4,020
Amortization	1,490	1,280
Stock-based compensation	244	320
Net long-term tax obligations	32	(31)
Deferred taxes	7,649	702
Postretirement benefit and pension obligations	439	1,916
(Income) loss from equity method investment	-	223

Working capital changes:
Accounts receivable	(254)	6,200
Inventories	(4,720)	(2,184)
Other current assets	(474)	(1,501)
Other current liabilities	1,007	(1,790)
Prepaid pension expense	(3,541)	(4,303)

Other	63	222
Net cash provided by (used in) operating activities	1,640	3,021

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(1,324)
Additions to property, plant and equipment	(3,250)	(3,478)
Software development	(1,014)	(750)
Proceeds from sale of building	-	3,321
Net cash provided by (used in) investing activities	(4,264)	(2,231)

Cash flows from financing activities:
Proceeds from borrowings	6,845	-
Debt repayments	(2,037)	(1,151)
Proceeds from common stock issued	278	242
Shares repurchased	(551)	(51)
Dividends paid	(1,401)	(2,113)
Net cash provided by (used in) financing activities	3,134	(3,073)

Effect of exchange rate changes on cash	327	(450)

Net increase (decrease) in cash	837	(2,733)
Cash, beginning of period	14,607	19,794
Cash, end of period	$15,444	$17,061

Supplemental cash flow information:
Interest paid	$479	$474
Income taxes paid, net	175	(213)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the nine months ended March 31, 2018 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note 2: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 defines a five-step process to achieve this core principle and in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than are required under existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations, among others. The new standard will be effective for the Company beginning July 1, 2018. The FASB issued four subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will be adopting the standard using the modified retrospective method effective July 1, 2018.

The Company expects to complete our implementation procedures with respect to the new revenue recognition standard during the fourth quarter of fiscal year 2018. While the Company continues to assess the impact of the new standard, it should be noted that revenues are primarily generated from the sale of finished products to customers, and that sales predominantly contain a single delivery element and that revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales is not materially impacted by the new standard. However, the Company is utilizing a comprehensive approach to assess the impact of the guidance on its current contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to the Company’s revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. While certain differences may arise specifically related to variable consideration and consideration payable to a customer, the Company does not expect these differences to materially impact our consolidated financial statements. In addition, the Company is currently analyzing our internal control over financial reporting framework to determine if controls should be added or modified as a result of adopting this standard, and reviewing the tax impact, if any, the adoption of the new standard may have. The Company also expects that the adoption of the new standard will result in expanded and disaggregated disclosure requirements.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. For deferred tax items recognized in Accumulated Other Comprehensive Income (AOCI), changes in tax rates can leave amounts “stranded” in AOCI. Under ASU 2018-02, FASB has given companies an option to reclassify the stranded tax effects resulting from the tax law and tax rate changes under the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and requires companies to disclosure whether they are or are not opting to reclassify the income tax effects from the new 2017 tax act. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This update codified the guidance provided in SAB 118 on applying ASC 740, Income Taxes, if the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 is incomplete when the financial statements are issued for a reporting period. This update was effective upon issuance. Therefore, the Company has applied the guidance in this update within our consolidated financial statements for the quarter ended March 31, 2018. See Note 9: “Income Taxes”, of this Form 10-Q for more information on the adoption of this guidance.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2018, there were 20,000 stock options and 140,802 restricted stock units outstanding. In addition, there were 297,033 shares available for grant under the 2012 Stock Plan as of March 31, 2018.

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

No stock options were granted during the nine months ended March 31, 2018 and 2017.

The weighted average contractual term for stock options outstanding as of March 31, 2018 was 4.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2018 was less than $0.1 million. Stock options exercisable as of March 31, 2018 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 62,000 RSU awards with a fair value of $7.22 per RSU granted during the nine months ended March 31, 2018. There were 14,400 RSUs settled, and 12,433 RSUs forfeited during the nine months ended March 31, 2018.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2018 was $1.0 million. As of March 31, 2018 all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the nine month periods ended March 31, 2018 and 2017 was $0.2 million, and $0.3 million respectively.  As of March 31, 2018, there was $1.5 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.1 million is expected to be recognized over a weighted average period of 2.0 years.

Note 4:   Inventories

ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", specifies that when an entity measures inventory at the lower of cost or market that “market” is defined as “net realizable value,” or the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU No. 2015-11 on July 1, 2017 did not have a material impact on our consolidated financial statements.

Inventories consist of the following (in thousands):

	03/31/2018	6/30/2017
Raw material and supplies	$26,098	$26,293
Goods in process and finished parts	19,788	16,419
Finished goods	43,910	41,591
	89,796	84,303
LIFO Reserve	(25,997)	(26,206)
	$63,799	$58,097

LIFO inventories were $8.4 million and $7.7 million at March 31, 2018 and June 30, 2017, respectively, such amounts being approximately $26.0 million and $26.2 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.2 million decrease in cost of sales for the nine months ended March 31, 2018 compared to a $1.5 million decrease in cost of sales for the nine months ended March 31, 2017.

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

Note 6:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and the private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. Under ASU 2011-08, the Company is required, on a set date, to annually assess its goodwill in order to determine whether or not it is more likely than not that the fair value of the reporting unit’s goodwill exceeded its carrying amount. Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions.

For Bytewise, the annual assessment date was October 1, 2017. The Company performed a quantitative analysis in accordance with ASU 2011-08 for its annual assessment (commonly referred to as “Step One”). With the assistance of an independent third-party valuation specialist, the Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The Company also utilized the comparable company multiples method and market transaction fair value method to validate the fair value amount obtained using the income approach. The key assumptions utilized in the discounted cash flow model included estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, and an assessment of current market capitalization.

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

The Company performed a qualitative analysis in accordance with ASU 2011-08 for its February 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”) associated with its purchase of the private software company. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of February 1, 2018.

Amortizable intangible assets consist of the following (in thousands):

	03/31/2018	6/30/2017
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	7,197	6,184
Other intangible assets	325	325
Total	18,130	17,117
Accumulated amortization	(8,678)	(7,249)
Total net balance	$9,452	$9,868

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

The estimated aggregate amortization expense for the remainder of fiscal 2018 and for each of the next five years and thereafter, is as follows (in thousands):

2018 (Remainder of year)	$578
2019	2,210
2020	1,687
2021	1,284
2022	1,051
2023	708
Thereafter	1,934

Note 7:  Pension and Post-retirement Benefits

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The U.K. plan was closed to new entrants in fiscal 2009.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees. The Company also has defined contribution plans.

On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants will no longer earn additional benefits after December 31, 2016.

The amendment of the defined benefit pension plan triggered a pension curtailment which required a re-measurement of the Plan's benefit obligation as of December 31, 2016. The re-measurement resulted in a decrease in the benefit obligation of approximately $6.9 million primarily due to an increase in the discount rate from 3.77% to 4.31%, with an additional $4.2 million decrease resulting from the impact of the curtailment. These reductions in the Plan’s benefit obligation were recorded as other comprehensive income, net of taxes.

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2018	03/31/2017	03/31/2018	03/31/2017
Service cost	$-	$-	$-	$1,405
Interest cost	1,531	1,574	4,560	4,659
Expected return on plan assets	(1,300)	(1,284)	(3,876)	(3,878)
Amortization of net loss	5	6	17	102
	$236	$296	$701	$2,288

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2018	03/31/2017	03/31/2018	03/31/2017
Service cost	$21	$23	$64	$70
Interest cost	69	67	203	203
Amortization of prior service credit	(134)	(168)	(403)	(505)
Amortization of net loss	24	30	74	90
	$(20)	$(48)	$(62)	$(142)

For the nine month period ended March 31, 2018, the Company contributed $2.8 million to the U.S. and $0.8 million to the UK pension plans. The Company estimates that it will contribute an additional $1.2 million for the remainder of fiscal 2018.

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

Note 8:   Debt

Debt is comprised of the following (in thousands):

	03/31/2018	6/30/2017
Short-term and current maturities
Loan and Security Agreement	$1,669	$11,514
Other Loans	3,012	-

Long-term debt
Loan and Security Agreement, net of current portion	17,736	6,095
	$22,417	$17,609

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2018.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit has an interest rate of LIBOR plus 1.5%, and expires on April 30, 2021.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2018 and 2017 was 3.2% and 2.5%, respectively. As of March 31, 2018, $12.9 million was outstanding on the Line of Credit.

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

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of March 31, 2018, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement. The Company was not in compliance with one of its non-financial covenants related to additional borrowings made in December, but the waiver received in January 2018 was granted until June 30, 2018. The Company expects to be in compliance with this covenant prior to the waiver expiration.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $6.5 million at March 31, 2018.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million. The Santander loan of $1.5 million has a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million has a term of 360 days and a rate of 4.75%. As of March 31, 2018, the outstanding balance on these loans was $3.0 million.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States. This law made numerous changes to federal taxation in the U.S., including a reduction in the federal corporate tax rate to 21% and a one-time tax on historical foreign earnings that had not yet been repatriated. The effect of the tax rate change is that the Company’s federal tax rate is reduced to a blended rate of 28% from the previous rate of 34% for fiscal 2018, and then will further reduce to the enacted 21% in Fiscal 2019 and beyond. In addition, there are also a number of other changes primarily related to U.S. taxation of income earned by foreign subsidiaries and on transactions with those subsidiaries. As a result of this legislation, in the quarter ended December 31, 2017, the Company performed an initial assessment of the impact of tax reform and has taken a charge to tax expense of $7.3 million to reflect the estimated impact of the tax rate reduction on its deferred tax assets. The Company has estimated the overall federal tax impact for the one time transition tax to be zero. Further guidance from the Department of Treasury and various state taxing authorities as well as year-end financial data is required, however, before the various tax calculations can be considered complete.

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

The tax expense for the third quarter of fiscal 2018 was $0.7 million on profit before tax of $2.3 million for an effective tax rate of 30.0%. The effective tax rate for the third quarter of fiscal 2017 was 36.8%. For the first nine months of fiscal 2018, tax expense was $8.5 million on profit before tax of $4.1 million for an effective tax rate of 209%. Before the tax charge related to new tax legislation, tax expense was $1.3 million or 31.5% of pre-tax income. For the first nine months of fiscal 2017, the effective tax rate was 40.8%.

The tax expense in the third quarter of fiscal 2018 was increased by a nominal amount of discrete items primarily related to interest charges on tax liabilities and an increase in the valuation allowance for state tax loss carryforwards which were mostly offset by the benefit from a reduced liability for uncertain tax positions net of the reduction in the receivable for a competent authority review. In prior quarters, there were net discrete charges of $7.2 million including discrete charges for the impact of the tax law change referred to above, the impact of tax deductions on stock grants which were less than the book deductions, and interest on tax liabilities; these were partly offset by discrete tax benefits for research credits in the U.K., the use of carryforward tax losses in the U.K. and the impact of provision to return adjustments. The tax expense in the third quarter of fiscal 2017 was increased by less than $0.1 million for interest expense on uncertain tax positions and for the first nine months of fiscal 2017, it was increased by $0.3 million primarily for the impact of a tax rate change in the U.K. applied to the deferred tax asset balance.

U.S. Federal tax returns through fiscal 2014 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from years before fiscal 2015 are still subject to adjustment. As of March 31, 2018, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2012 - 2017. During the next twelve months, it is possible there will be a reduction of $0.2 million in long term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

In the second quarter of this year, the Company’s Brazilian subsidiary received a favorable ruling on an old tax dispute related to the Brazilian Program of Social Integration (PIS) taxes. This ruling resulted in the recognition of other income of approximately $1.0 million, and was awarded in the form of tax credits to be used to offset future tax payments.

Note 11: Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2017. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses which are included in unallocated in the table below. Other income and expense, including interest income and expense, the gain on the sale of a building in fiscal 2017, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended March 31, 2018
Sales[1]	$34,119	$20,715	$-	$54,834
Operating Income (Loss)	$2,831	$629	$(1,247)	$2,213

Three Months ended March 31, 2017
Sales[2]	$31,791	$18,879	$-	$50,670
Operating Income (Loss)	$1,563	$(693)	$(1,723)	$(853)

1.	Excludes $1,527 of North American segment intercompany sales to the International segment, and $3,602 of International segment intercompany sales to the North American segment.

2.	Excludes $1,493 of North American segment intercompany sales to the International segment, and $2,536 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Nine Months ended March 31, 2018
Sales[1]	$94,937	$63,839	$-	$158,776
Operating Income (Loss)	$5,545	$1,629	$(4,068)	$3,106

Nine Months ended March 31, 2017
Sales[2]	$92,345	$60,425	$-	$152,770
Operating Income (Loss)	$4,520	$(143)	$(5,251)	$(874)

1.	Excludes $4,804 of North American segment intercompany sales to the International segment, and $10,290 of International segment intercompany sales to the North American segment.

2.	Excludes $6,189 of North American segment intercompany sales to the International segment, and $8,585 of International segment intercompany sales to the North American segment.

Note 12:  Facility Closure

This footnote was previously reported as a “subsequent event” in the fiscal 2018 second quarter 10-Q report.

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. While no definitive date for this move has been set yet, the Company anticipates that the move will happen within the next 12 months. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of December 31, 2017, the carrying value of the building is $2.0 million, and the Company believes that the current fair value exceeds the carrying value. During the current quarter, the Company sold the inventory and equipment related to one of the product lines impacted by this decision. This sale resulted in a $0.1 million increase in income before tax.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended March 31, 2018 and March 31, 2017

Overview

The Company continued to experience healthy demand globally, which translated into revenue increases based upon improved fulfillment rates for precision hand tools, growth in high-end metrology products and an economic recovery in Brazil.

Net sales were $54.8 million in fiscal 2018, an increase of $4.1 million or 8% from $50.7 million in fiscal 2017. North America and International improved $2.3 million and $1.8 million, respectively. Operating income was $2.2 million, an increase of $3.1 million due to a $3.6 million increase in gross margin offset by a $0.5 million increase in selling, general and administrative expenses.

Net Sales

North American sales increased $2.3 million or 7% from $31.8 million in fiscal 2017 to $34.1 million in fiscal 2018 as the result of a 9% growth in precision hand tools and a 13% improvement in high-end metrology equipment.

International sales increased $1.8 million or 10% from $18.9 million in fiscal 2017 to $20.7 million in fiscal 2018 due to a 13% gain in Brazil shipments.

Gross Margin

Gross margin increased $3.6 million or 25% from 29% of sales in fiscal 2017 to 33% of sales in fiscal 2018.

North American gross margins increased $1.9 million from $8.8 million or 28% of sales in fiscal 2017 to $10.7 million or 31% of sales in fiscal 2018 due to higher sales volume of precision hand tools and a favorable products mix of increased sales of high-end metrology equipment.

International gross margins increased $1.6 million from 30% of sales in fiscal 2017 to 35% of sales in fiscal 2018 based upon higher sales volume from Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 3% from $15.3 million in fiscal 2017 to $15.8 million in fiscal 2018.

North American expenses, including Corporate, increased $0.2 million from $9.0 million in fiscal 2017 to $9.2 million in fiscal 2018 as increased research and development spending on high-end metrology more than offset reduced professional fees.

International expenses increased $0.3 million or 5% due principally to higher professional consulting fees related to the previously announced saw consolidation.

Other Income (Expense)

Other income increased $0.5 million from a $0.4 million loss in fiscal 2017 to a $0.1 million gain in 2018 principally as a result of a loss related to an acquisition investment in fiscal 2017 compared to a gain on sales of equipment in fiscal 2018.

Income Taxes

The tax expense for the third quarter of fiscal 2018 was $0.7 million on pre-tax income of $2.3 million for an effective rate of 30%. The effective tax rate for the third quarter of fiscal 2017 was 37%. The passage of the Tax Cuts and Jobs Act in December 2017 reduced the federal tax rate in the U.S. to 21% effective January 1, 2018; the impact of this change reduced the Company’s fiscal 2018 federal tax rate to 28%. The tax expense for the third quarter of fiscal 2018 and 2017 is slightly lower than the normalized combined federal and state tax rate of 31% in fiscal 2018 and 40% in fiscal 2017 due to profits in foreign jurisdictions subject to a lower tax rate.

Net Income

The Company recorded net income of $1.6 million or $0.23 per share in the third quarter of fiscal 2018 compared to net loss of $0.8 million or $0.11 per share in fiscal 2017 principally due to higher sales and improved gross margins.

Nine months Ended March 31, 2018 and March 31, 2017

Overview

Net sales were $158.8 million in fiscal 2018, an increase $6.0 million or 4% from $152.8 million in fiscal 2017. Operating income was $3.1 million, an increase of $4.0 million, as a result of a $5.3 million improvement in gross margins offset by a $1.3 million increase in selling, general and administrative expenses, including $0.4 million in restructuring charges in fiscal 2017.

Net Sales

North American sales increased $2.6 million or 3% from $92.3 million in fiscal 2017 to $94.9 million in fiscal 2018 led by gains in higher-end metrology.

International sales increased $3.4 million or 6% from $60.4 million in fiscal 2017 to $63.8 million in fiscal 2018 based upon strong organic growth in Brazil.

Gross Margin

Gross margin increased $5.3 million or 12% and improved to 32% of sales in fiscal 2018 from 30% of sales in fiscal 2017.

North American gross margins increased $2.6 million or 10% in fiscal 2018 compared to fiscal 2017 due to increased sales of high margin capital equipment.

International gross margins increased $2.7 million based upon increased volume and improved margins in Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $1.7 million or 4% from $45.7 million in fiscal 2017 to $47.4 million in fiscal 2018.

North American expenses, including Corporate, increased $0.9 million or 3% due to increased research and development spending on high-end metrology and the full year impact of the expenses from the acquired software company.

International expenses increased $0.8 million or 4% due to higher professional fees related to the previously announced saw consolidation.

Other Income (Expense)

Other income declined $1.7 million, as a $3.1 million gain on the sale of the Canadian warehouse in fiscal 2017 more than offset a $1.4 million favorable legal settlement in Brazil in fiscal 2018.

Income Taxes

The tax expense for the first three quarters of fiscal 2018 was $8.5 million on pre-tax income of $4.1 million for an effective rate of 209%. The tax expense includes a charge of $7.3 million resulting from the impact of the Tax Cuts and Jobs Act passed in December 2017. Without that charge, tax expense was $1.3 million or 31.5% of pre-tax income. The effective tax rate for the first three quarters of fiscal 2017 was 41%. In addition to the impact of the new tax law, there were discrete items decreasing tax expense by $0.1 million in the first three quarters of fiscal 2018 and increasing tax expense by $0.3 million in the first three quarters of fiscal 2017.

The passage of the Tax Cuts and Jobs Act in December 2017 reduced the federal tax rate in the U.S. to 21% effective January 1, 2018; the impact of this change reduced the Company’s fiscal 2018 federal tax rate to 28% and to 21% thereafter. Also included in the Act was a provision to tax a portion of cumulative foreign earnings not yet repatriated. Tax expense included a charge of $7.3 million in December for a reduction of the deferred tax asset due to the change in tax rates enacted in the United States. The impact due to the tax on cumulative foreign earnings is not expected to be material due to the use of foreign tax credits. In fiscal 2019 and future years, the Company expects to benefit from the lower U.S. tax rate.

Net Income

The Company recorded net loss of $4.5 million or $0.64 per share for the first three quarters of fiscal 2018 compared to net income of $1.0 million or $0.15 per share in fiscal 2017. This was principally due to a higher effective tax rate related to the new tax legislation enacted in December 2017, and its impact on the Company’s deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	03/31/2018	03/31/2017

Cash provided by (used in) operating activities	$1,640	$3,021
Cash provided by (used in) investing activities	(4,264)	(2,231)
Cash provided by (used in) financing activities	3,134	(3,073)
Effect of exchange rate changes on cash	327	(450)

Net increase (decrease) in cash	$837	$(2,733)

Fiscal 2018 net cash flow for the nine months ended March 31, 2018 of $0.8 million increased $3.5 million compared to a $2.7 million decrease for the nine months ended March 31, 2017 as a $6.8 million increase in borrowings more than offset reduced cash from operations and higher long-term debt payments.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $12.9 million was outstanding as of March 31, 2018.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of March 31, 2018, the Company was in compliance with all its financial covenants, but was not in compliance with the non-financial covenant related to additional borrowings. The waiver received in January for this instance of non-compliance was granted until June 30, 2018, at which time the Company expects to be in compliance with this covenant. The Loan and Security Agreement was amended on January 30, 2018 to extend the Line of Credit for an additional three years until April 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2018 and 2017 was 3.2% and 2.5% respectively.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2018, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2018.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 2, 2018	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 2, 2018	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)