Form 10-K
period 2018-06-30
STARRETT L S CO
filed 2018-08-24
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒

Non-Accelerated Filer (Do not check if smaller reporting company)  ☐    Smaller Reporting Company ☐    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,254,182 and 758,954 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2017. On December 31, 2017, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $53,455,717.

There were 6,310,159 and 712,907 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 17, 2018.

The exhibit index is located on pages 55-56.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2018. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

TABLE OF CONTENTS

		Page Number
PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8-9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	18-48
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
ITEM 9A.	Controls and Procedures	48-50
ITEM 9B.	Other Information	51

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	51
ITEM 11.	Executive Compensation	51-52
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	52
ITEM 14.	Principal Accounting Fees and Services	53

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	53
ITEM 16.	Form 10-K Summary	53
EXHIBIT INDEX		54-55
SIGNATURES		56

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General

Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. The Company has a long history of global manufacturing experience and currently operates 4 major global manufacturing plants. The one domestic location is in Athol, Massachusetts (1880) and the international operations are located in Itu, Brazil (1956) Jedburgh, Scotland (1958) and Suzhou, China (1997). All subsidiaries principally serve the global manufacturing industrial base with concentration in the metalworking, construction, machinery, equipment, aerospace and automotive markets.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2018 (fiscal 2018), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Statement Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

Products

The Company’s tools and instruments are sold throughout North America and in over 100 other countries. By far the largest consumer of these products is the manufacturing industry including metalworking, aerospace, and automotive but other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For 138 years the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact and in-process gaging such as optical, vision and laser measurement systems. The Company has expanded its product offering in the field of test and measurement equipment, with force measurement and material test equipment. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2015, the Company introduced material test systems consisting of hardware and cutting edge software with capacities up to 50KN, in addition to new manual and automated FOV (Field of View) measurement systems. These systems we believe will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities.

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

Personnel

At June 30, 2018, the Company had 1,572 employees, approximately 52% of whom were domestic. This represents a net decrease from June 30, 2017 of 75 employees. The headcount change included a decrease of 55 domestically and a decrease of 20 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2018, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China.  Certain large customers also offer their own private labels (“own brand”) that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 to the Company’s fiscal 2018 financial statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant, however as of June 30, 2018 backorders had risen to approximately $10.0 million. Total inventories amounted to $58.0 million at June 30, 2018 and $58.1 million at June 30, 2017.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2018, 2017, and 2016 were approximately $3.6 million, $3.5 million, and $2.9 million, respectively.

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

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 45% of consolidated sales for fiscal 2018.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2018 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

During 2018, revenue from sales outside of the United States was $97.1 million, representing approximately 45% of total net sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

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

Currently, the Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates which increase the Company’s liability. The Company made contributions of $3.3 million in fiscal 2018, and $4.0 million in fiscal 2017 and will be required to make additional contributions in fiscal 2019 of $4.5 million. The Company could be required to provide more funding to the domestic plan in the future.  The Company froze the domestic defined benefit pension plan as of December 31, 2016. As a result of this decision, no future benefits will accrue to employees under that plan. The Company’s UK plan, which is also underfunded, required Company contributions of $1.0 million and $1.0 million during fiscal 2018 and 2017, respectively. The Company will be required to make a $1.0 million contribution to its UK pension plan in fiscal 2019.

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

We are subject to certain risks as a result of our financial borrowings. Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants, including: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. The Company believes that it will be able to service its debt and comply with the financial covenants in future periods; however, it cannot be assured of results of operations or future credit and financial markets conditions. An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s debt. As of June 30, 2018, the Company was in compliance with all the covenants. The credit facility expires in April of 2021.

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

Our future tax rates may be adversely affected by a number of factors, including tax changes in the U.S. and other countries; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

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

The Company-owned facility in Mt. Airy, NC consists of a complex of interconnected buildings totaling approximately 320,000 square feet. It is occupied by the Company’s Saw Division, and a distribution center.

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

Item 3 - Legal Proceedings

In the ordinary course of business, the Company is involved from time to time in litigation that is not considered material to its financial condition or operations.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2018, there were approximately 1,128 registered holders of Class A common stock and approximately 925 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2016	$0.10	$12.74	$9.75
December 2016	0.10	11.20	8.80
March 2017	0.10	11.85	9.56
June 2017	0.10	10.35	8.20
September 2017	0.10	9.22	6.85
December 2017	0.10	9.05	7.85
March 2018	-	8.95	6.75
June 2018	-	7.25	5.95

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to suspend its quarterly dividend of $0.10 as of the quarter ended March 31, 2018.

In the fourth quarter of fiscal 2018, there were zero Class A shares and 1,980 Class B shares repurchased.

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

	BASE	FY2014	FY2015	FY2016	FY2017	FY2018
STARRETT	100.00	154.92	154.78	127.45	95.88	73.04
RUSSELL 2000	100.00	123.64	131.66	122.80	153.01	179.89
PEER GROUP	100.00	128.65	129.70	126.34	161.45	179.69

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2018	2017	2016	2015	2014
Net sales	$216,328	$207,023	$209,685	$241,550	$247,134
Net earnings (loss)	(3,633)	991	(14,130)	5,244	6,712
Basic earnings (loss) per share	(0.52)	0.14	(2.01)	0.75	0.97
Diluted earnings (loss) per share	(0.52)	0.14	(2.01)	0.75	0.97
Long-term debt	17,307	6,095	17,109	18,552	10,804
Total assets	182,286	192,665	201,598	212,272	231,443
Dividends per share	0.20	0.40	0.40	0.40	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

Fiscal 2018 Compared to Fiscal 2017

Overview

L. S. Starrett is both a geographic and product line diverse company. The Company’s core product lines of precision hand tools and saw products experienced improved revenue and operating profit growth in fiscal 2018, while our high-end metrology capital equipment product line continues to grow revenue and generate favorable profit margins compared to precision hand tools and saw products. The Company completed the consolidation of saw production from four plants to two in fiscal 2018. This reduction coupled with our focus to improve manufacturing processes and systems in our core businesses is expected to reduce costs, improve margins and cash flow, allowing the Company to invest in research and development in our businesses.

Net sales for fiscal 2018 increased $9.3 million or 4% compared to fiscal 2017, with North America posting an increase of $3.8 million or 3% and International growing $5.5 million or 7%.  Unit volume and price increases, particularly in Brazil, represented $3.5 million and $4.5 million, respectively of the sales growth.   New products, primarily in high-end metrology capital equipment, accounted for an additional $1.5 million in sales, with foreign currency losses of $0.2 million the remainder of the sales change. Gross margins increased $7.0 million or 11% from $62.0 million or 30% of sales in fiscal 2017 to $69.0 million or 32% of sales in fiscal 2018 with North America and International posting increases of $4.5 million and $2.5 million, respectively.  Selling, general and administrative expenses increased $2.2 million or 4% from $62.0 million in fiscal 2017 to $64.2 million in fiscal 2018.   Restructuring charges related to the saw plant consolidation declined $1.0 million in fiscal 2018 from fiscal 2017.  Operating income improved $5.7 million from a $1.0 million loss in fiscal 2017 to a profit of $4.7 million in fiscal 2018.

Net Sales

Net sales in North America increased $3.8 million or 3% from $124.6 million in fiscal 2017 to $128.4 million in fiscal 2018, principally due to gains in high-end metrology capital equipment.  International sales increased $5.5 million or 7% from $82.4 million in fiscal 2017 to $87.9 million in fiscal 2018 as all locations, particularly Brazil, posted gains.

Gross Margin

Gross margin in North America increased $4.5 million from $34.4 million in fiscal 2017 to $38.9 million in fiscal 2018 primarily due to improvements in precision hand tools and high-end metrology capital equipment.  International gross margins increased $2.5 million from $27.6 million in fiscal 2017 to $30.1 million in fiscal 2018 based upon increased sales and reduced cost in Brazil.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses, which includes Corporate expenses, increased $1.5 million or 4% principally due to increased research and development investment in high-end metrology.  International selling, general and administrative expenses increased $0.7 million or 3% due to increased sales commissions in Brazil.

Operating Profit

Operating profit improved $5.7 million based upon improved operating profits in North America and International and lower Corporate expenses.

Other Income (Expense), Net

Other income (expense) in fiscal 2018 increased $0.6 million compared to fiscal 2017 principally due to favorable tax settlements in Brazil.

Income Taxes

The income tax rate for fiscal 2018 was 174.7% on pre-tax income of $4.9 million. This compares to a normalized statutory U.S. federal and state rate of 32%. The primary reason for a higher effective tax rate is due to the reduction of the deferred tax asset due to the change in tax rates enacted in the United States. Before the deferred asset charge, tax expense for fiscal 2018 was 44.7% on pre-tax income of $4.9 million. Excluding the impact of the change in the tax rate applied to deferred tax assets, the effective fiscal 2018 tax rate is higher than the statutory U.S. federal and state rate primarily due to the increase in the valuation allowance recorded against U.S. foreign tax credits and state net operating loss carryforwards which the Company has determined are more likely than not to expire unutilized.

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

The Company continues to recognize the benefit of most U.S. deferred tax assets. After weighing the positive and negative evidence, the Company has provided a valuation allowance against certain foreign tax credits and state net operating loss carryforwards that are expected to expire unutilized.

Fiscal 2017 Compared to Fiscal 2016.

Overview

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

The $1.0 million of restructuring charges in fiscal 2017 are principally related to severance costs, equipment installation and freight which represents expenses associated with the saw plant consolidation. The saw consolidation, discussed in previous SEC filings, reduced saw manufacturing facilities from four to two.

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets.  Net foreign monetary assets are approximately $11.4 million as of June 30, 2018.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.  A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 13 to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $17.3 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2018	2017	2016
Cash provided by (used in) operating activities	$4,055	$2,888	$14,336
Cash provided by (used in) investing activities	(5,762)	(3,839)	(619)
Cash provided by (used in) financing activities	1,708	(3,911)	(4,294)

The Company has a working capital ratio of 4.3 as of June 30, 2018 as compared to 3.6 as of June 30, 2017. This increase in working capital was primarily due to the re-classification of the borrowings under the Company’s Line of Credit from short-term back to long-term with the extension of its Credit Facility signed in January 2018. Cash, accounts receivable and inventories represent 94% of current assets in both fiscal 2018 and fiscal 2017.  The Company had accounts receivable turnover of 6.8 in fiscal 2018 and 6.4 in fiscal 2017 and an inventory turnover ratio of 2.5 in fiscal 2018 and 2.5 in fiscal 2017.

Net cash provided by operations of $4.1 million in fiscal 2018 was principally due to a $4.7 operating profit plus add back of non-cash expenses of depreciation and amortization of $7.5 million more than offsetting increases in working capital and pension funding.

The Company experienced a minimal change in its cash position in fiscal 2018 as $4.1 million provided by operations coupled with $1.7 million provided by financing activities offset $5.8 million of cash used in investing activities.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash the Company has availability under a $23.0 million line of credit, of which, $0.9 million is reserved for letters of credit and $12.9 million was outstanding as of June 30, 2018.

The Company amended its Credit Facility, which includes a Line of Credit and a Term Loan, in January 2018 in order to extend the maturity date of the Line of Credit.  Borrowings under the Line of Credit may not exceed $23.0 million.  The maturity date of the agreement is April 30, 2021 and it has an interest rate of LIBOR plus 1.5%.  As of June 30, 2018, $12.9 million was outstanding on the Line of Credit.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. The financial covenants of the amended Credit Facility are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.0, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.0 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility, accrued interest and all other obligations. As of June 30, 2018, the Company was in compliance with all covenants under the Credit Facility.

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

Revenue Recognition and Accounts Receivable: Sales of merchandise and freight billed to customers are recognized when products are shipped, title and risk of loss has passed to the customer, no significant post-delivery obligations remain and collection of the resulting accounts receivable is reasonably assured. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), and other sales related discounts. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative expense in the Consolidated Statements of Operations.

The allowance for doubtful accounts of $1.3 million at the end of fiscal 2018 compared to $0.9 million at the end of fiscal 2017 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company could be adversely affected.

Inventory Valuation:  The Company values inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out ("LIFO") method for most U.S. inventories or the first-in, first-out ("FIFO") method for all other inventories. The Company establishes reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedules accordingly.

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

PP&E is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of the net book value of property, plant and equipment is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the asset group is expected to generate. Those cash flows may include an estimated salvage value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2018 which required management to perform an impairment analysis. In fiscal 2016 the Company determined that the carrying value of a building exceeded its fair value. Consequently, the Company recorded an impairment loss of $4.1 million, which represented the excess of the carrying value of a building over its fair value. See also Impairment of Assets and Restructuring Costs (Note 9 to the Consolidated Financial Statements.)

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

Intangible Assets: Identifiable intangible assets are recorded at cost and are amortized on a straight-line basis over a 5-20 year period. The estimated useful lives of the intangible assets subject to amortization are: 15 years for patents,14-20 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8 years for customer relationships and 5 years for software development.

Recoverability of the net book value of intangible assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the asset group is expected to generate. Estimating these cash flows requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2018 which required management to perform an impairment analysis.

Goodwill:  Annually, or anytime when events suggest impairment may have occurred, the Company assesses the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. The Company performed a quantitative analysis of its Bytewise reporting unit for its October 1, 2017 annual assessment of goodwill (commonly referred to as “Step One” evaluation). With the assistance of an independent third-party valuation specialist, the Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value.

Under the quantitative analysis, the fair value assessment of the Bytewise goodwill exceeded the carrying amount by approximately 81%. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

The Company performed a qualitative analysis for its February 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”) associated with its fiscal 2017 purchase of a private software company. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of February 1, 2018. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by evaluating the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of the Company’s deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the variable profitability of certain subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to realize our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations. See also Income Taxes (Note 11 to the Consolidated Financial Statements.)

Defined Benefit Plans: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees. The Company also has a postretirement medical and life insurance benefit plan for U.S. employees.

On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants no longer earn additional benefits after December 31, 2016.

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This accounting method (MTM adjustment) is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2018, 2017 and 2016 were $0.1 million, $0.2 million, and $17.8 million, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations	$21.0	$3.7	$16.5	$0.8	$-
Estimated interest on debt obligations	1.8	0.7	0.7	0.4	-
Operating lease obligations	8.2	2.4	3.8	0.8	1.2
Purchase obligations	17.2	13.5	2.1	1.6	-
Total	$48.2	$20.3	$23.1	$3.6	$1.2

Estimated interest on debt obligations are based on a standard 10-year loan amortization schedule for the $15.5 million term loan, and the current outstanding balance of the Company's credit line at the current effective interest rate through April 2021 when the current credit line agreement ends. See Note 13 for additional details on these debt instruments.

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 24, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Boston, Massachusetts

August 24, 2018

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	6/30/18	6/30/17
ASSETS
Current assets:
Cash	$14,827	$14,607
Accounts receivable (less allowance for doubtful accounts of $1,277 and $946, respectively)	33,089	30,425
Inventories, net	58,039	58,097
Prepaid expenses and other current assets	7,273	6,994
Total current assets	113,228	110,123
Property, plant and equipment, net	36,514	39,345
Taxes receivable	1,820	2,627
Deferred tax assets, net	16,739	26,032
Intangible assets, net	9,317	9,868
Goodwill	4,668	4,668
Other assets	-	2
Total assets	$182,286	$192,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$3,655	$11,514
Accounts payable	9,836	8,366
Accrued expenses	7,533	5,424
Accrued compensation	5,163	5,435
Total current liabilities	26,187	30,739
Other tax obligations	2,751	3,645
Long-term debt, net of current portion	17,307	6,095
Postretirement benefit and pension obligations	46,499	58,571
Other non-current liabilities	1,671	1,589
Total liabilities	94,415	100,639

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,302,356 outstanding at June 30, 2018 and 6,267,603 outstanding at June 30, 2017)	6,302	6,268
Class B common stock $1 par (10,000,000 shares authorized; 720,447 outstanding at June 30, 2018 and 761,588 outstanding at June 30, 2017)	720	762
Additional paid-in capital	55,641	55,579
Retained earnings	74,368	79,402
Accumulated other comprehensive loss	(49,160)	(49,985)
Total stockholders’ equity	87,871	92,026
Total liabilities and stockholders’ equity	$182,286	$192,665

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/18	6/30/17	6/30/16
Net sales	$216,328	$207,023	$209,685
Cost of goods sold	147,353	145,073	162,697
Gross margin	68,975	61,950	46,988
% of net sales	31.9%	29.9%	22.4%

Selling, general and administrative expenses	64,251	62,006	63,319
Restructuring charges	-	988	-
Impairment of assets	-	-	4,114
Operating income (loss)	4,724	(1,044)	(20,445)

Other income (expense), net	141	(507)	70
Gain on sale of building	-	3,089	-

Earnings (loss) before income taxes	4,865	1,538	(20,375)
Income tax expense (benefit)	8,498	547	(6,245)

Net earnings (loss)	$(3,633)	$991	$(14,130)

Basic and diluted earnings (loss) per share	$(0.52)	$0.14	$(2.01)

Average outstanding shares used in per share calculations:
Basic	7,014	7,048	7,017
Diluted	7,014	7,081	7,017

Dividends per share	$0.20	$0.40	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/18	6/30/17	6/30/16
Net earnings (loss)	$(3,633)	$991	$(14,130)
Other comprehensive (loss):
Translation gain (loss)	(5,603)	(1,436)	(4,585)
Pension and postretirement plans, net of tax of $1,908, $1,896 and $(1,371) respectively	6,428	3,416	(1,764)

Other comprehensive income (loss)	825	1,980	(6,349)

Total comprehensive income (loss)	$(2,808)	$2,971	$(20,479)

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 30, 2015	$6,224	$789	$54,869	$98,164	$(45,616)	$114,430

Total comprehensive income				(14,130)	(6,349)	(20,479)
Dividends ($0.40 per share)				(2,806)		(2,806)
Repurchase of shares	(37)	(5)	(421)			(463)
Issuance of stock	21	18	388			427
Stock-based compensation	13		391			404
Conversion	29	(29)				-
Balance, June 30, 2016	6,250	773	55,227	81,228	(51,965)	91,513

Total comprehensive income				991	1,980	2,971
Dividends ($0.40 per share)				(2,817)		(2,817)
Repurchase of shares	(35)	(8)	(343)			(386)
Issuance of stock	23	11	301			335
Stock-based compensation	16		394			410
Conversion	14	(14)				-
Balance, June 30, 2017	6,268	762	55,579	79,402	(49,985)	92,026

Total comprehensive income				(3,633)	825	(2,808)
Dividends ($0.20 per share)				(1,401)		(1,401)
Repurchase of shares	(58)	(8)	(497)			(563)
Issuance of stock	20	20	279			319
Stock-based compensation	18		280			298
Conversion	54	(54)				-
Balance, June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871

Cumulative balance:
Translation loss, net of taxes					$(48,926)
Pension and postretirement plans, net of taxes					(234)
					$(49,160)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/18	6/30/17	6/30/16
Cash flows from operating activities:
Net earnings (loss)	$(3,633)	$991	$(14,130)
Non cash operating activities:
Gain on sale of building	-	(3,089)	-
Depreciation	5,462	5,368	5,832
Amortization	2,049	1,658	1,382
Impairment of building	-	-	4,114
Stock-based compensation	298	410	404
Net long-term tax obligations	80	(132)	(256)
Deferred taxes	7,228	498	(6,888)
Postretirement benefit and pension obligations	876	2,387	20,947
(Income) loss from equity method investment	-	307	(118)
Working capital changes:
Accounts receivable	(4,282)	3,863	2,774
Inventories	(3,461)	(2,498)	3,615
Other current assets	(822)	(1,192)	309
Other current liabilities	4,521	(523)	1,477
Prepaid pension expense	(4,761)	(5,481)	(5,148)
Other	500	321	22
Net cash provided by (used in) operating activities	4,055	2,888	14,336

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(1,324)	-
Additions to property, plant and equipment	(4,345)	(4,574)	(7,493)
Software development	(1,417)	(1,262)	(747)
Proceeds from sale of short-term investments	-	-	7,621
Proceeds from sale of building	-	3,321	-
Net cash provided by (used in) investing activities	(5,762)	(3,839)	(619)

Cash flows from financing activities:
Proceeds from borrowings	6,797	500	750
Debt repayments	(3,444)	(1,543)	(2,202)
Proceeds from common stock issued	319	335	427
Repurchase of shares	(563)	(386)	(463)
Dividends paid	(1,401)	(2,817)	(2,806)
Net cash provided by (used in) financing activities	1,708	(3,911)	(4,294)
Effect of translation rate changes on cash	219	(325)	(737)
Net increase (decrease) in cash	220	(5,187)	8,686
Cash beginning of year	14,607	19,794	11,108
Cash end of year	$14,827	$14,607	$19,794
Supplemental cash flow information:
Interest paid	$667	$635	$654
Taxes paid, net	587	(136)	1,113
Non-cash investing and financing activity:
Liability for business acquisition	-	1,555	-

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All intercompany items have been eliminated in consolidation.

Financial instruments and derivatives: The Company’s financial instruments include cash, accounts receivable, and debt. The carrying value of cash and accounts receivable approximates fair value because of the short-term nature of these instruments. The carrying value of debt, which is at current market interest rates, also approximates its fair value.  The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The notional amount of contracts outstanding as of June 30, 2018 and June 30, 2017 amounted to $0.0 million and $1.4 million, respectively.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.5, $0.3, and $0.3 million in fiscal 2018, 2017 and 2016, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. Substantially all United States inventories are valued using the last-in-first-out (“LIFO”) method.  All non-U.S. subsidiaries use the first-in-first-out (“FIFO”) method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Property plant and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded on individual fixed assets when retired or disposed of. Included in buildings and building improvements and machinery and equipment at June 30, 2018 and June 30, 2017 were $1.2 million and $1.6 million, respectively, of construction in progress.   Repairs and maintenance of equipment are expensed as incurred.

Intangible assets: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-20 year period. The estimated useful lives of the intangible assets subject to amortization are: 10-15 years for patents, 14-20 years for trademarks and trade names, 10 years for completed technology, 8 years for non-compete agreements, 8-16 years for customer relationships and 5 years for software development.

Long-Lived Asset Impairment: Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company continually reviews for such impairment and believes that long-lived assets are being carried at their appropriate value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable.

Recoverability of the net book value of long-lived assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the asset group is expected to generate. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2018 and 2017 which required management to perform an impairment analysis. In fiscal 2016 the Company determined that the carrying value of a building exceeded its fair value. Consequently, the Company recorded an impairment loss of $4.1 million, which represented the excess of the carrying value of a building over its fair value. See also Impairment of Assets and Restructuring Costs (Note 9 to the Consolidated Financial Statements.)

Goodwill: Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill associated with the November 2011 acquisition of Bytewise in October and the February 2017 acquisition of a private software company in February. As of October 1, 2017, the Company performed a Step-One analysis of quantitative factors to determine whether the fair value of the Bytewise business is less than its carrying amount. Based on the Company's analysis of quantitative factors, the Company determined that the fair value assessment of the Bytewise goodwill exceeded its carrying amount, and that no goodwill impairment was determined to exist. As of February 1, 2018, the Company performed an analysis of qualitative factors to determine whether it was more likely than not that the fair value of the acquired software business was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. Based on the Company's analysis of qualitative factors, the Company determined that it was not necessary to perform the two-step goodwill impairment test.

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

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.1 million in fiscal 2018, $5.2 million in fiscal 2017 and $5.0 million in fiscal 2016 and are included in selling, general and administrative expenses.

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

On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants no longer earn additional benefits after December 31, 2016.

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company (MTM adjustment). This method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2018, 2017 and 2016 were $0.1 million, $0.2 million, and $17.8 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $55.4 million of undistributed earnings of foreign subsidiaries as of June 30, 2018 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available, after consideration of U.S. tax reform and the dividends received deduction. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $3.6 million in fiscal 2018, $3.5 million in fiscal 2017, and $2.9 million in fiscal 2016 and are included in selling general and administrative expenses in the Consolidated Statements of Operations.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 23,771, 32,674, and 32,833, of potentially dilutive common shares in fiscal 2018, 2017 and 2016, respectively, resulting from shares issuable under its stock option plans. These additional shares are not used in the diluted EPS calculation in loss years.

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

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to: the allowances for doubtful accounts receivable and returned goods; inventory allowances; goodwill; income tax valuation allowances, uncertain tax positions and pension obligations. Amounts ultimately realized could differ from those estimates.

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

The Company has completed its implementation procedures with respect to the new revenue recognition standard. The Company's revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. However, the Company utilized a comprehensive approach to assess the impact of the guidance on our current contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, as part of completing its quantitative assessment, the Company updated its internal controls over financial reporting and reviewed the tax impact the adoption of the new standard would have. Based on the reviews and procedures performed, the Company has concluded that its previously recorded and future revenue will not be materially impacted by the implementation of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial statements.  It is expected that a key change upon adoption will be the balance sheet recognition of leased assets and liabilities.

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

.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption of ASU No. 2017-01 had no material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This update codified the guidance provided in SAB 118 on applying ASC 740, Income Taxes, if the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 is incomplete when the financial statements are issued for a reporting period. This update was effective upon issuance. Therefore, the Company has applied the guidance in this update within our consolidated financial statements for the year ended June 30, 2018. See Note 11: “Income Taxes”, of this Form 10-K for more information on the adoption of this guidance.

3. BUSINESS ACQUISITION

In fiscal 2010, the Company entered into an agreement with a private software company to invest $1.5 million in exchange for a 36% equity interest therein. In the third quarter of fiscal 2017, the Company entered into a new agreement to invest an additional $3.6 million for an additional 64% of equity in the company. The Company paid $1.8 million in cash at closing and is obligated to pay an additional $1.8 million in cash three years subsequent to closing (discounted to $1.6 million on the purchase date). In addition, the agreement provides for the former owners to receive a 30% share of operating profits of the business payable annually over the next three years so long as they remain employed by the Company. The Company has accrued for such profit sharing as an expense based on results of operations since the date of acquisition.

The acquisition has been accounted for as a business combination and the financial results of the company have been included in our consolidated financial statements since the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to net tangible and intangible assets based upon their estimated fair values as of the acquisition date.

The table below presents the allocation of the purchase price to the acquired net assets (in thousands):

Cash	$509
Accounts receivable	273
Inventories	243
Other current assets	18
Deferred software development costs	2,520
Intangible assets	1,220
Goodwill	1,634
Fixed assets	47
Deferred tax liability	(1,090)
Accounts payable and current liabilities	(80)
Purchase Price (1)	$5,294

(1)	$1,833 + 1,555 ($1.8 million discounted at 5%) = $3,388 purchase price divided by 64% = $5.294 million.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2018, there were 20,000 stock options and 140,802 restricted stock units outstanding. In addition, there were 297,033 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2018.

For stock option grants, the fair value of each grant is estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated by annualizing the cash dividend declared by the Company’s board of directors and dividing that result by the closing stock price on the date of grant. The expected life is determined using the average of the vesting period and contractual term of the options (simplified method).

There were no stock options granted during fiscal years 2018, 2017 or 2016.

The weighted average contractual term for stock options outstanding as of June 30, 2018 was 4.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2018 was less than $0.1 million. There were 20,000 options exercisable as of June 30, 2018. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2018, the Company granted 62,000 RSU awards with fair values of $7.22 per RSU award, and there were 12,433 RSU’s forfeited. During the year ended June 30, 2017, the Company granted 45,000 RSU awards with fair values of $10.86 per RSU award. During the year ended June 30, 2016, the Company granted 40,200 RSU awards with fair values of $15.11 per RSU award.

There were 14,400 and 12,732 RSU awards settled in fiscal years 2018 and 2017 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2018 was $0.9 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2017 was $0.9 million. Compensation expense related to the 2012 Stock Incentive Plan was $134,000, $223,000 and $214,000 for fiscal 2018, 2017 and 2016 respectively. As of June 30, 2018, there was $1.5 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements.

Of this cost $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.1 million is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plans (ESPP) give eligible employees an opportunity to participate in the success of the Company. The Board of Directors renews each Employee Stock Purchase Plan every five years. Under these plans the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. No options were exercisable at fiscal year ends. The Board of Directors last approved an ESPP renewal in 2017. No additional options will be granted under the previous 2012 plan. A summary of option activity is as follows:

	Shares On Option	Weighted Average Exercise Price	Shares Available For Grant
Balance, June 30, 2015	54,307		414,975
Options granted	52,836	9.37	(52,836)
Options exercised	(15,523)	9.57	-
Options canceled	(27,705)		27,705
Balance, June 30, 2016	63,915		389,844
Options granted	55,766	7.88	(55,766)
Options exercised	(10,893)	8.34	-
Options canceled	(31,503)		31,503
Balance, June 30, 2017	77,285		365,581
2012 Plan Expired	-		(365,581)
2017 Plan Authorized	-		500,000
Options granted	63,607	6.35	(63,607)
Options exercised	(17,561)	6.69	-
Options canceled	(52,816)		13,614
Balance, June 30, 2018	70,515		450,007

The following information relates to outstanding options as of June 30, 2018:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2016	$3.34
2017	2.76
2018	2.23

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 40.88% – 41.09%, risk free interest rate – 1.68% – 2.55%, expected dividend yield - 4.32% - 5.00% and expected lives - 2 years. Compensation expense of $0.13 million, $0.15 million and $0.14 million has been recorded for fiscal 2018, 2017 and 2016, respectively.

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

There was no compensation expense for the ESOP in 2018, 2017 or 2016.

5. CASH

Cash held by foreign subsidiaries amounted to $6.5 million and $9.0 million at June 30, 2018 and June 30, 2017, respectively. Of the June 30, 2018 balance, $4.2 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.6 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income tax and withholding tax consequences.

6.  INVENTORIES

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

Inventories consist of the following (in thousands):

	June 30, 2018	June 30, 2017
Raw materials and supplies	$23,764	$26,293
Goods in process and finished parts	18,423	16,419
Finished goods	40,739	41,591
	82,926	84,303
LIFO reserve	(24,887)	(26,206)
	$58,039	$58,097

LIFO inventories were $8.4 million and $7.7 million at June 30, 2018 and June 30, 2017, respectively, such amounts being approximately $24.9 million and $26.2 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $1.3 million decrease in cost of sales for the goods sold in fiscal 2018 compared to a $2.6 million decrease in fiscal 2017.

7. GOODWILL AND INTANGIBLES

The following tables present information about the Company’s goodwill and identifiable intangible assets on the dates indicated (in thousands):

	June 30, 2018			June 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$4,668	$-	$4,668	$4,668	$-	$4,668
Identifiable intangible assets	18,533	(9,216)	9,317	17,117	(7,249)	9,868

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2018	June 30, 2017
Non-compete agreements	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	7,600	6,184
Other intangible assets	325	325
Total	18,533	17,117
Accumulated amortization	(9,216)	(7,249)
Total net balance	$9,317	$9,868

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2019	$2,291
2020	1,767
2021	1,364
2022	1,132
2023	829
Thereafter	1,934

The Company performed a quantitative analysis of its Bytewise reporting unit for its October 1, 2017 annual assessment of goodwill (commonly referred to as “Step One” evaluation). With the assistance of an independent third-party valuation specialist, the Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The key assumptions utilized in the discounted cash flow model included estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, and an assessment of current market capitalization.

Under the quantitative analysis, the fair value assessment of the Bytewise goodwill exceeded the carrying amount by approximately 81%. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates, and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

The Company performed a qualitative analysis for its February 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”) associated with its fiscal 2017 purchase of a private software company. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of February 1, 2018. If future results significantly vary from current estimates, and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2018 and 2017 (in thousands):

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Land	$1,210	$-	$1,210
Buildings and building improvements	44,540	(29,774)	14,766
Machinery and equipment	117,573	(97,035)	20,538
Total	$163,323	$(126,809)	$36,514

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Land	$1,223	$-	$1,223
Buildings and building improvements	44,980	(29,641)	15,339
Machinery and equipment	124,315	(101,532)	22,783
Total	$170,518	$(131,173)	$39,345

No assets under capital leases are included in machinery and equipment as of June 30, 2018 or June 30, 2017.

Operating lease expense was $2.3 million, $2.3 million and $2.3 million in fiscal 2018, 2017 and 2016, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2019	$2,397
2020	1,911
2021	1,840
2022	466
2023	369
Thereafter	1,167
$8,150

9. IMPAIRMENT OF ASSETS AND RESTRUCTURING COSTS

In fiscal 2016, the Company adopted a plan to consolidate certain saw manufacturing operations for greater efficiency. This restructuring generally shifted production from facilities in the U.S. and China to facilities in the U.K. and Brazil and was carried out during fiscal 2017. A primary element of the plan involved transfer of production of certain saw products from its facility in Mt. Airy, North Carolina to its facility in Itú, Brazil. Because the transfer left one of the buildings at the Mt. Airy facility vacant, the Company determined in fiscal 2016 that the carrying value of the building exceeded its fair value. Consequently, the Company recorded an impairment loss of $4.1 million, which represents the excess of the carrying value of the building over its fair value. The Company determined the amount of the impairment charge by relating the square footage of the vacated section of the building complex with the values in its fixed asset registers specifically related to that building addition. Fair value of the vacated section of the complex was determined by comparison to the price per square foot obtained in recent sales of similar property in the local region. The impairment loss is recorded as a separate line item (‘‘Impairment of assets’’) in the Consolidated Statement of Operations for fiscal 2016.

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. While no definitive date for this move has been set yet, the Company anticipates that the move will happen within the next 12 months. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of June 30, 2018, the carrying value of the building is $2.0 million, and based on comparable sale data sourced from the Company’s real estate broker the Company believes that the current fair value exceeds the carrying value. During fiscal 2018, the Company sold the inventory and equipment related to one of the product lines impacted by this decision. This sale resulted in a $0.1 million increase in earnings before income tax.

In addition to the impairment loss recognized in fiscal 2016, the Company incurred $988,000 in related restructuring charges, representing severance compensation, equipment installation and freight costs, in fiscal 2017.

10. OTHER INCOME AND EXPENSE

Other income and expense consists of the following (in thousands):

	2018	2017	2016
Interest income	$128	399	$504
Interest expense	(845)	(674)	(669)
Foreign currency gain (loss), net	(316)	(86)	(59)
Income (loss) from equity investment	-	(307)	118
Brazil tax settlements	1,446	-	-
Lawsuit settlements	(666)	(100)	-
Sale of scrap material	70	71	95
Other income (expense), net	324	190	81
	$141	(507)	$70

11. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2018	2017	2016
Domestic operations	$1,351	$(1,547)	$(17,541)
Foreign operations	3,514	3,085	(2,834)
	$4,865	$1,538	$(20,375)

The provision for (benefit from) income taxes consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$(991)	$(989)	$(317)
Foreign	2,256	999	866
State	5	39	94
Deferred:
Federal	6,772	597	(6,092)
Foreign	(396)	(85)	47
State	852	(14)	(843)
	$8,498	$547	$(6,245)

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2018	2017	2016
Expected tax expense	$1,365	$523	$(6,928)
State taxes, net of federal effect	-	9	(740)
Foreign taxes, net of federal credits	(1,010)	(210)	278
Change in valuation allowance	2,074	(107)	196
Tax reserve adjustments	(38)	272	250
Return to provision and other adjustments	(72)	(17)	(167)
Losses not benefited	-	123	885
Tax rate change applied to deferred tax balances	6,324	315	-
Canada Real Estate Gain Deduction	-	(337)	-
Other permanent items	(145)	(24)	(19)
Actual tax expense (benefit)	$8,498	$547	$(6,245)

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The effect of the tax rate change is that the Company’s federal tax rate is reduced to a blended rate of 28% from the previous graduated rate of 35% for fiscal 2018, and then will further reduce to the enacted 21% in fiscal 2019 and beyond. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment.

As of June 30, 2018, the Company has not yet completed the accounting for the tax effects of the enactment of the Act, however, has made a reasonable estimate of the effects on its existing deferred tax balances and one-time transition tax. During the fiscal year ended June 30, 2018, the Company recognized a provisional tax expense amount of $6.3 million, which is included as a component of income tax expense in its Consolidated Statements of Operations.

In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which has been accounted for with provisional estimates as of June 30 2018, the Company will also continue to analyze and monitor the other impacts of the Act that become effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

The tax rate of 174.7% on pre-tax income of $4.9 million in the year ended June 30, 2018 is higher than the U.S. statutory rate primarily as a result of the impact of the corporate tax rate reduction on the Company’s net deferred tax assets. Excluding the impacts of tax reform, the tax rate of 44.7% for fiscal 2018 is higher than the U.S. statutory rate primarily as a result of an increase in the valuation allowance against foreign tax credits and state net operating loss carryforwards which the Company has determined are more likely than not to expire unutilized.

The tax rate of 35.6% on pre-tax income of $1.5 million in the year ended June 30, 2017 was slightly higher than the U.S. statutory rate since the benefit of earnings in foreign jurisdictions with lower effective tax rates and a one-time tax benefit in Canada was more than offset by discrete tax charges including the impact of a tax rate change from 20% to 17% in the U.K. applied to deferred tax assets which increased tax expense by $0.3 million. As a result of closing and selling the warehouse and product assembly center in Canada, the Canadian subsidiary had cash in excess of its long term needs.  Thus, there was a dividend of $2.0 million paid from the Company’s subsidiary in Canada to the U.S. parent company out of the subsidiary’s fiscal 2017 earnings. While the dividend is fully taxable in the U.S., the impact to tax expense was negligible due to the use of foreign tax credits.

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

Net deferred tax assets at June 30, 2018 are $16.7 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to operations in the U.S. U.S. net deferred assets are $18.8 million with a valuation allowance of $5.0 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforward that will expire in the near future.

Key positive evidence considered include: a) domestic book profits in 2018; b) losses in fiscal 2016 are primarily due to one-time events including a $19 million pension expense, most of which is not deductible for tax purposes until paid; c) cost saving plans are being implemented by the Company; d) indefinite federal loss carryforward periods and e) forecasted domestic profits for future years. The negative evidence considered is that fiscal years 2017 and 2016 showed domestic book and tax losses.

In fiscal 2018, the valuation allowance increased by $2.1 million primarily due to an increase in foreign tax credits in excess of the limitation on their use as a result of the Company’s overall domestic loss recapture resulting from the decreased federal tax rate and state net operating losses that will expire unutilized. In fiscal 2017, the valuation allowance decreased by $2.3 million primarily due to use of foreign net operating losses previously fully valued, partially offset by an increase in foreign tax credits in excess of the limitation on their future utilization due to limited foreign source income.

Deferred income taxes at June 30, 2018 and 2017 are attributable to the following (in thousands):

	2018	2017
Deferred tax assets (liabilities):
Inventories	$1,214	$1,753
Employee benefits (other than pension)	700	807
Book reserves	504	725
Federal NOL, various carryforward periods	551	154
State NOL, various carryforward periods	1,034	786
Foreign NOL, various carryforward periods	148	452
Foreign tax credit carryforward, expiring 2018 – 2027	5,563	4,222
Pension benefits	8,881	16,074
Retiree medical benefits	1,622	2,679
Depreciation	113	134
Intangibles	(410)	(269)
Federal research and development and AMT credit carryforward	638	545
Other	1,180	892
Total deferred tax assets	21,738	28,954
Valuation allowance	(4,999)	(2,922)
Net deferred tax asset	$16,739	$26,032

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 30, 2015	$(11,132)
Increase for tax positions taken during the current period	(184)
Effect of exchange rate changes	82
Decrease relating to lapse of applicable statute of limitations	414
Balance at June 30, 2016	(10,820)
Increase for tax positions taken during the current period	(813)
Effect of exchange rate changes	38
Decrease relating to lapse of applicable statute of limitations	7
Balance at June 30, 2017	(11,588)
Increase for tax positions taken during the current period	(287)
Increase for tax positions taken during the prior period	(67)
Effect of exchange rate changes	130
Decrease relating to lapse of applicable statute of limitations	930
Balance at June 30, 2018	$(10,882)

As of June 30, 2018, 2017 and 2016, the Company has unrecognized tax benefits of $10.9 million, $11.6 million, and $10.8 million, respectively, of which $5.4 million, $7.3 million and $7.0 million, respectively, would favorably impact the effective tax rate if recognized.

The long-term tax obligations as of June 30, 2018, 2017 and 2016 relate primarily to transfer pricing adjustments. The Company has also recorded a non-current tax receivable for $1.8 million and $2.6 million at June 30, 2018 and 2017, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

The Company has identified uncertain tax positions at June 30, 2018 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by $0.2 million. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked an immaterial amount in fiscal 2018 for interest expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2015 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses carried forward from earlier years are still subject to review and adjustment. As of June 30, 2018, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 through 2017.

The federal loss carryforward generated prior to fiscal 2018 of $0.5 million begins to expire in 2030. The federal loss carryforward of $2.1 million generated in fiscal 2018 has an unlimited carryforward period. The state tax loss carryforwards tax effected benefit of $1.0 million expires at various times over the next 2 to 20 years. The foreign tax credit carryforward of $5.6 million expires in the years 2023 through 2028. The research and development tax credit carryforward of $0.6 million expires in the years 2029 through 2038.

At June 30, 2018, the estimated amount of total unremitted earnings of foreign subsidiaries is $55.4 million. The Company received no cash dividend from foreign subsidiaries in fiscal 2018, and $2.0 million in fiscal 2017 out of earnings for those years. The Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income and withholding tax consequences.

12. EMPLOYEE BENEFIT AND RETIREMENT PLANS

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.   The UK plan was closed to new entrants in fiscal 2009.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees. The Company also has defined contribution plans.

On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants no longer earn additional benefits after December 31, 2016.

The amendment of the U.S. defined benefit pension plan triggered a pension curtailment which required a re-measurement of the Plan's benefit obligation as of December 31, 2016. The re-measurement resulted in a decrease in the benefit obligation of approximately $6.9 million primarily due to an increase in the discount rate from 3.77% to 4.31%, with an additional $4.2 million decrease resulting from the impact of the curtailment. These reductions in the Plan’s benefit obligation were recorded as other comprehensive income, net of taxes

The Company amended its Postretirement Medical Plan effective December 31, 2013 whereby the Company terminated eligibility for employees ages 55-64.  For retirees 65 and older, the Company’s contribution is fixed at $28.50 or $23.00 per month depending upon the plan the retiree has chosen.

The total cost of all such plans for fiscal 2018, 2017 and 2016 was $2.7 million, $3.9 million and $22.2 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $1.8 million, $1.3 million and $0.8 million in fiscal 2018, 2017 and 2016, respectively.

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

In fiscal 2019 the Company will use an expected long-term rate of return assumption of 5.0% for the U.S. domestic pension plan, and 3.0% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2018 and 2017, the Company used a discount rate assumption of 4.3% and 3.9% for the U.S. plan and 2.8% and 2.7% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2018, the U.S. plans will require a $4.5 million contribution in fiscal 2019 and the U.K. plan will require a $1.0 million contribution in fiscal 2019.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2018	2017
Asset category:
Cash equivalents	1%	1%
Fixed income	27%	18%
Equities	34%	24%
Mutual and pooled funds	38%	57%
	100%	100%

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

The tables below show the portfolio by valuation category as of June 30, 2018 and June 30, 2017 (in thousands).

June 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$945	$-	$-	$945	1%
Fixed Income	-	32,303	-	32,303	27%
Equities	38,988	1,521	-	40,509	34%
Mutual & Pooled Funds	8,880	36,056	-	44,936	38%
Total	$48,813	$69,880	$-	$118,693	100%

June 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$780	$-	$-	$780	1%
Fixed Income	-	21,128	-	21,128	18%
Equities	26,580	1,709	-	28,289	24%
Mutual & Pooled Funds	31,867	35,714	-	67,581	57%
Total	$59,227	$58,551	$-	$117,778	100%

Included in equity securities at June 30, 2018 and 2017 are shares of the Company’s common stock having a fair value of $4.8 million and $6.9 million, respectively.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	2018	2017

Beginning balance	$-	$2,810
Actual returns on assets	-	-
Translation gain (loss)	-	-
Transferred out of Level 3	-	(2,810)

Ending balance	$-	$-

U.S. and U.K. Plans Combined:

The status of these defined benefit plans is as follows (in thousands):

	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$169,696	$175,233	$166,189
Service cost	-	1,405	2,757
Interest cost	6,077	6,246	7,032
Plan curtailment	-	(4,170)	-
Exchange rate changes	707	(909)	(7,825)
Benefits paid	(6,489)	(6,902)	(6,590)
Actuarial (gain) loss	(10,778)	(1,207)	13,670
Benefit obligation at end of year	$159,213	$169,696	$175,233

Change in plan assets
Fair value of plan assets at beginning of year	117,778	115,015	122,787
Actual return on plan assets	2,545	5,302	226
Employer contributions	4,366	5,000	4,482
Benefits paid	(6,489)	(6,902)	(6,590)
Exchange rate changes	493	(637)	(5,890)
Fair value of plan assets at end of year	118,693	117,778	115,015
Funded status at end of year	$(40,520)	$(51,918)	$(60,218)
Amounts recognized in balance sheet
Current liability	$(67)	$(63)	$(45)
Noncurrent liability	(40,453)	(51,855)	(60,173)
Net amount recognized in balance sheet	$(40,520)	$(51,918)	$(60,218)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(4,038)	(12,131)	(17,849)
Amounts not yet recognized as a component of net periodic benefit cost	(4,038)	(12,131)	(17,849)
Accumulated net periodic benefit cost in excess of contributions	(36,482)	(39,787)	(42,369)
Net amount recognized	$(40,520)	$(51,918)	$(60,218)

Components of net periodic benefit cost
Service cost	$-	$1,405	$2,757
Interest cost	6,077	6,246	7,032
Expected return on plan assets	(5,140)	(5,173)	(6,268)
Recognized actuarial loss	26	107	17,878
Net periodic benefit cost	$963	$2,585	$21,399

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$-
Net loss	(28)	(26)	(114)

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$159,213	$169,696	$175,233
Accumulated benefit obligation	159,213	169,696	168,119
Fair value of assets	118,693	117,778	115,015

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$124,138	$130,863	$116,398
Service cost	-	1,405	2,757
Interest cost	4,804	4,994	5,248
Plan curtailment	-	(4,170)	-
Benefits paid	(4,786)	(5,106)	(4,593)
Actuarial (gain) loss	(7,879)	(3,848)	11,053
Benefit obligation at end of year	$116,277	$124,138	$130,863

Weighted average assumptions – benefit obligation
Discount rate	4.27%	3.92%	3.77%
Rate of compensation increase	n/a	Varies	Varies

Change in plan assets
Fair value of plan assets at beginning of year	$81,928	$81,910	$84,853
Actual return on plan assets	1,645	1,079	(1,730)
Employer contributions	3,353	4,045	3,380
Benefits paid	(4,786)	(5,106)	(4,593)
Fair value of plan assets at end of year	82,140	81,928	81,910
Funded status at end of year	$(34,137)	$(42,210)	$(48,953)

Amounts recognized in balance sheet
Current liability	$(67)	$(63)	$(45)
Noncurrent liability	(34,070)	(42,147)	(48,908)
Net amount recognized in balance sheet	$(34,137)	$(42,210)	$(48,953)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.92%	3.77%	4.49%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	5.00%	5.00%	5.50%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(2,731)	(8,254)	(13,412)
Amounts not yet recognized as a component of net periodic benefit cost	(2,731)	(8,254)	(13,412)
Accumulated contributions less than net periodic benefit cost	(31,406)	(33,956)	(35,541)
Net amount recognized	$(34,137)	$(42,210)	$(48,953)

Components of net periodic benefit cost
Service cost	$-	$1,405	$2,757
Interest cost	4,804	4,994	5,248
Expected return on plan assets	(4,026)	(4,046)	(4,589)
Recognized actuarial loss	26	107	15,779
Net periodic benefit cost	$804	$2,460	$19,195

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost		$-	$-
Net loss	(28)	(26)	(114)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$116,277	$124,138	$130,863
Accumulated benefit obligation	116,277	124,138	123,749
Fair value of assets	82,140	81,928	81,910

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$45,558	$44,370	$49,791
Interest cost	1,273	1,252	1,784
Exchange rate changes	707	(909)	(7,825)
Benefits paid	(1,703)	(1,796)	(1,997)
Actuarial (gain) loss	(2,899)	2,641	2,617
Benefit obligation at end of year	$42,936	$45,558	$44,370

Weighted average assumptions - benefit obligation
Discount rate	2.80%	2.73%	3.00%
Rate of compensation increase	n/a	n/a	n/a

Change in plan assets
Fair value of plan assets at beginning of year	$35,850	$33,105	$37,934
Actual return on plan assets	900	4,223	1,956
Employer contributions	1,013	954	1,102
Benefits paid	(1,703)	(1,796)	(1,997)
Exchange rate changes	493	(636)	(5,890)
Fair value of plan assets at end of year	36,553	35,850	33,105
Funded status at end of year	$(6,383)	$(9,708)	(11,265)
Amounts recognized in balance sheet
Current liability	$—	$—	$—
Noncurrent liability	(6,383)	(9,708)	(11,265)
Net amount recognized in balance sheet	$(6,383)	$(9,708)	$(11,265)

Weighted average assumptions – net periodic benefit cost

Discount rate	2.73%	3.00%	3.90%
Rate of compensation increase	n/a	n/a	n/a
Return on plan assets	3.01%	3.59%	4.77%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$—	$—	$—
Accumulated loss	(1,307)	(3,877)	(4,437)
Amounts not yet recognized as a component of net periodic benefit cost	(1,307)	(3,877)	(4,437)
Accumulated net periodic benefit cost in excess of contributions	(5,076)	(5,831)	(6,828)
Net amount recognized	$(6,383)	$(9,708)	$(11,265)

Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	1,273	1,252	1,784
Expected return on plan assets	(1,114)	(1,127)	(1,679)
Amortization of net loss	—	—	2,099
Net periodic benefit cost	$159	$125	$2,204

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$42,936	$45,558	$44,370
Accumulated benefit obligation	42,936	45,558	44,370
Fair value of assets	36,553	35,850	33,105

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$7,086	$7,381	$6,611
Service cost	85	85	105
Interest cost	270	269	287
Benefits paid	(388)	(483)	(772)
Actuarial (gain) loss	(668)	(166)	1,150
Benefit obligation at end of year	$6,385	$7,086	$7,381

Weighted average assumptions: benefit obligations
Discount rate	4.27%	3.92%	3.77%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	388	483	772
Benefits paid, net of employee contributions	(388)	(483)	(772)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(338)	$(370)	$(396)
Non-current postretirement benefit obligation	(6,047)	(6,716)	(6,985)
Net amount recognized in balance sheet	$(6,385)	$(7,086)	$(7,381)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.92%	3.77%	4.49%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$3,314	$3,851	$4,523
Accumulated gain (loss)	(928)	(1,696)	(1,983)
Amounts not yet recognized as a component of net periodic benefit cost	2,386	2,155	2,540
Net periodic benefit cost in excess of accumulated contributions	(8,771)	(9,241)	(9,921)
Net amount recognized	$(6,385)	$(7,086)	$(7,381)

Components of net periodic benefit cost
Service cost	$85	$85	$105
Interest cost	270	269	287
Amortization of prior service credit	(537)	(673)	(781)
Amortization of accumulated loss	99	121	15
Net periodic benefit cost	$(83)	$(198)	$(374)

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$537	$537	$673
Net loss	(30)	(99)	(120)
	$507	$438	$553

Healthcare cost trend rate assumed for next year	6.60%	6.60%	6.90%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2037	2037	2037

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2018	2017	2016
Effect on total of service and interest cost	$-	$-	$-
Effect on postretirement benefit obligation	1	2	2

	1% Decrease
	2018	2017	2016
Effect on total of service and interest cost	$-	$-	$-
Effect on postretirement benefit obligation	(1)	(2)	(2)

For fiscal 2019, the Company expects to make a $4.5 million contribution to the domestic pension plans, $1.0 million to the U.K. pension plan, and $338,000 to the postretirement medical and life insurance plan.

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year			Pension	Other Benefits
2019			$7,192	$338
2020			7,405	342
2021			7,612	347
2022			7,971	355
2023			8,201	347
2024	-	2028	44,223	1,844

13. DEBT

Debt is comprised of the following (in thousands):

	June 30, 2018	June 30, 2017
Short-term and current maturities
Loan and Security Agreement	$1,688	$11,514
Other loans	1,967	-

Long-term debt
Loan and Security Agreement, net of current portion	17,307	6,095

Total debt	$20,962	$17,609

Future maturities of debt are as follows (in thousands):

Fiscal Year
2019	$3,655
2020	1,765
2021	14,747
2022	795
2023	-
Thereafter	-
Total	$20,962

The Company completed the negotiations for an amended Loan and Security Agreement, which includes a Line of Credit and a term loan, and executed the new agreement as of January 30, 2018 in order to extend the maturity date of the Line of Credit.  Borrowings under the Line of Credit may not exceed $23.0 million.  The maturity date is now April 30, 2021 and it has an interest rate of LIBOR plus 1.5%.  The effective interest rate under the agreement for fiscal 2018 was 3.33%.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. As of June 30, 2018, the Company was in compliance with all the covenants. The Company expects to be able to meet the covenants in future periods.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten-year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.   As of June 30, 2018, $6.1 million of the term loan was outstanding.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2018, the Company had borrowings of $12.9 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has one standby letter of credit totaling $0.9 million which reduces the $23.0 million available Line of Credit to $22.1 million.  As of June 30, 2018, the Company has approximately $9.2 million available on the Line of Credit.

The obligations under the Credit Facility are unsecured. In the event of certain triggering events, such obligations would become secured by the assets of the Company’s domestic subsidiaries. A triggering event occurs when the Company fails to achieve any of the financial covenants noted above in consecutive quarters.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives.  The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million.  The Santander loan of $1.5 million has a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million has a term of 360 days and a rate of 4.75%. As of June 30, 2018, the outstanding balance on these loans was $2.0 million.

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

16. CONCENTRATIONS OF CREDIT RISK

The Company believes it has no significant concentrations of credit risk as of June 30, 2018. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

	Year Ended June 30, 2018
	North America	International	Unallocated	Total
Sales[1]	$128,442	$87,886	$-	$216,328
Operating income	8,175	2,128	(5,579)	4,724
Capital expenditures and software development	3,426	2,336	-	5,762
Depreciation and amortization	4,923	2,588	-	7,511
Current assets[4]	37,546	60,855	14,827	113,228
Long-lived assets[5]	37,489	13,010	18,559	69,058

	Year Ended June 30, 2017
	North America	International	Unallocated	Total
Sales[2]	$124,606	$82,417	$-	$207,023
Restructuring charges	(82)	(906)	-	(988)
Operating income	6,138	268	(7,450)	(1,044)
Capital expenditures and software development	2,765	3,071	-	5,836
Depreciation and amortization	4,551	2,475	-	7,026
Current assets[4]	33,555	61,961	14,607	110,123
Long-lived assets[5]	39,199	14,684	28,659	82,542

	Year Ended June 30, 2016
	North America	International	Unallocated	Total
Sales[3]	$130,108	$79,577	$-	$209,685
Asset impairment	4,114	-	-	4,114
Operating loss	(8,311)	(3,117)	(9,017)	(20,445)
Capital expenditures and software development	5,040	3,200	-	8,240
Depreciation and amortization	4,537	2,677	-	7,214
Current assets[4]	33,787	62,810	24,314	120,911
Long-lived assets[5]	36,539	13,995	30,153	80,687

1 Excludes $6,468 of North American segment intercompany sales to the International segment and $14,239 intercompany sales of the International segment to the North American segment.

2 Excludes $7,902 of North American segment intercompany sales to the International segment and $11,677 intercompany sales of the International segment to the North American segment.

3 Excludes $8,259 of North American segment intercompany sales to the International segment and $9,282 intercompany sales of the International segment to the North American segment.

4 Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents, deferred income taxes, and other non-current assets.

5 Long lived assets consist of property, plant and equipment, goodwill, and other intangible assets. Long term deferred and other tax assets are not allocated to the segments.

Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales

	Year Ended June 30,
North America	2018	2017	2016
United States	$119,226	$115,562	$119,638
Canada & Mexico	9,216	9,044	10,470
	128,442	124,606	130,108
International
Brazil	49,726	45,614	43,283
United Kingdom	25,099	24,954	24,485
China	7,323	6,873	7,207
Australia & New Zealand	5,738	4,976	4,602
	87,886	82,417	79,577
Total Sales	$216,328	$207,023	$209,685

Long-lived Assets

	Year Ended June 30,
North America	2018	2017	2016
United States	$37,437	$39,131	$36,189
Canada & Mexico	52	68	350
	37,489	39,199	36,539
International
Brazil	8,662	10,111	8,818
United Kingdom	1,876	1,976	2,143
China	2,346	2,426	2,887
Australia & New Zealand	126	171	147
	13,010	14,684	13,995

Total Long Lived Assets	$50,499	$53,883	$50,534

18. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2016	$48,913	$13,914	$1,476	$759	$0.11
December 2016	53,187	16,822	1,517	1,063	0.15
March 2017	50,670	14,479	(1,244)	(786)	(0.11)
June 2017	54,253	16,735	(211)	(45)	(0.01)
	$207,023	$61,950	$1,538	$991	$0.14
September 2017	$51,818	$16,539	$640	$426	$0.06
December 2017	52,124	15,930	1,097	(6,521)	(0.93)
March 2018	54,834	18,072	2,337	1,637	0.23
June 2018	57,552	18,434	791	825	0.12
	$216,328	$68,975	$4,865	$(3,633)	$(0.52)

19. RELATED PARTY TRANSACTIONS

In the fourth quarter of fiscal 2016, Mr. Guilherme Camargo was appointed Operations Manager of Armco do Brasil S.A. (Armco.) Armco is the largest supplier of steel to our subsidiary in Brazil. Mr. Camargo is the son of Salvador de Camargo, who was the president of our subsidiary in Brazil. Mr. De Camargo retired from the Company effective June 30, 2018. The Company made annual purchases from Armco of $3.8 million, $5.1 million and $3.2 million in fiscal 2018, 2017 and 2016, respectively. The Company had no accounts payable to Armco as of June 30, 2018, and $0.2 million as of June 30, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2018 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated August 24, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 24, 2018

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 17, 2018 (the “2018 Proxy Statement”), which will be mailed to stockholders on or about September 10, 2018. The information in that portion of the 2018 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	66	2001	President and CEO and Director
Francis J. O’Brien	71	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	65	2000	Vice President Sales

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

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2018 Proxy Statement, and is hereby incorporated by reference.

On July 15, 2010, the Company entered into a Change of Control Agreement with Francis J. O’Brien.  The terms of Mr. O’Brien’s Agreement are described in section H in the Company’s 2018 Proxy Statement, which is hereby incorporated by reference.

On July 15, 2014, the Company entered into a Change of Control Agreement with Anthony M. Aspin.  The terms of Mr. Aspin’s Agreement are described in section H in the Company’s 2018 Proxy Statement, which is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2017 Employees’ Stock Purchase Plan (“2017 Plan”) as of June 30, 2018. The 2017 Plan was approved by stockholders at the Company’s 2017 annual meeting and shares of Class A or Class B common stock may be issued under the 2017 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	70,515	$6.75	450,007
Equity compensation plans not approved by security holders	—	—	—
Total	70,515	$6.75	450,007

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2018 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of directors and officers:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Directors and Officers” in Section I of Part I in the Company’s 2018 Proxy Statement. These portions of the 2018 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2018 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2018 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  1.     Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2018 and June 30, 2017.

Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2018.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2018.

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended June 30, 2018.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2018.

Notes to Consolidated Financial Statements

       2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2018	$946	$539	$(71)	$(137)	$1,277
Year Ended June 30, 2017	887	284	(23)	(202)	946
Year Ended June 30, 2016	612	352	(2)	(75)	887

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2018	$2,922	$2,077	$-	$-	$4,999
Year Ended June 30, 2017	5,246	117	1	(2,442)	2,922
Year Ended June 30, 2016	4,501	1,193	(344)	(104)	5,246

All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

       3.     See Exhibit Index below. Compensatory plans or arrangements are identified by an “*”.

(b)      See Exhibit Index below.

(c)      Not applicable.

Item 16 – Form 10-K Summary

Open

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

10a	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10b*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10c*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed with Form 10-K for the year ended June 30, 2012 is hereby incorporated by reference.

10d*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10e*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10f

Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender as amended through April 25, 2012, filed with Form 10-K for the year ended June 30, 2012, is hereby incorporated by reference.

10g	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10h

Form of Non-Compete Agreement, dated as of January 16, 2009, executed separately by the Company and each of  Francis J. O’Brien, and Douglas A Starrett on July 15, 2010, and January 16, 2009, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10i*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10j*

The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10k*

The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10l

Form of Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10m

Form of Director Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10n

Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10o

Form of Director Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10p

Amendment dated December 23, 2013 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, filed with Form 10-K for the year ended June 30, 2014, is hereby incorporated by reference.

10q

Amendment dated January 26, 2015 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, filed with Form 10-K for the year ended June 30, 2015, is hereby incorporated by reference.

10r

Amendment dated January 30, 2018 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, is filed herewith.

10s*

The L.S. Starrett Company 2017 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-221598) filed on November 16, 2017, is hereby incorporated by reference.

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

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Aug. 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, Aug. 24, 2018 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, Aug. 24, 2018 Director

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien , Aug. 24, 2018 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Aug. 24, 2018 Director

/S/RICHARD B. KENNEDY	/S/RUSSELL D. CARREKER
Richard B. Kennedy, Aug. 24, 2018	Russell D. Carreker, Aug. 24, 2018
Director	Director

/S/DAVID A. LEMOINE	/S/CHRISTOPHER C. GAHAGAN
David A. Lemoine, Aug. 24, 2018	Christopher C. Gahagan, Aug. 24, 2018
Director	Director