Form 10-Q
period 2018-09-30
STARRETT L S CO
filed 2018-10-31
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 30, 2018

Class A Common Shares	6,328,496

Class B Common Shares	710,448

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2018 (unaudited) and June 30, 2018	3

		Consolidated Statements of Operations – three months ended September 30, 2018 and September 30, 2017 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three months ended September 30, 2018 and September 30, 2017 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three months ended September 30, 2018 (unaudited)	6

		Consolidated Statements of Cash Flows - three months ended September 30, 2018 and September 30, 2017 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-16

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 1A.	Risk Factors	18

	Item 6.	Exhibits	19

SIGNATURES			20

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	09/30/2018 (unaudited)	06/30/2018

ASSETS
Current assets:
Cash	$14,016	$14,827
Accounts receivable (less allowance for doubtful accounts of $1,067 and $1,277, respectively)	31,017	33,089
Inventories	58,029	58,039
Prepaid expenses and other current assets	7,812	7,273
Total current assets	110,874	113,228

Property, plant and equipment, net	35,345	36,514
Taxes receivable	1,828	1,820
Deferred tax assets, net	16,589	16,739
Intangible assets, net	9,123	9,317
Goodwill	4,668	4,668
Total assets	$178,427	$182,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$3,481	$3,655
Accounts payable	10,392	9,836
Accrued expenses	6,249	7,533
Accrued compensation	4,605	5,163
Total current liabilities	24,727	26,187

Other tax obligations	2,765	2,751
Long-term debt, net of current portion	16,873	17,307
Postretirement benefit and pension obligations	45,381	46,499
Other non-current liabilities	1,691	1,671
Total liabilities	91,437	94,415

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,328,496 outstanding at September 30, 2018 and 6,302,356 outstanding at June 30, 2018)	6,329	6,302
Class B Common stock $1 par (10,000,000 shares authorized; 710,448 outstanding at September 30, 2018 and 720,447 outstanding at June 30, 2018)	710	720
Additional paid-in capital	55,730	55,641
Retained earnings	74,992	74,368
Accumulated other comprehensive loss	(50,771)	(49,160)
Total stockholders' equity	86,990	87,871
Total liabilities and stockholders’ equity	$178,427	$182,286

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	9/30/2018	9/30/2017

Net sales	$51,901	$51,818
Cost of goods sold	35,369	35,279
Gross margin	16,532	16,539
% of Net sales	31.9%	31.9%

Selling, general and administrative expenses	15,764	16,090

Operating income (loss)	768	449

Other income (expense)	174	191

Income (loss) before income taxes	942	640

Income tax expense (benefit)	358	214

Net income (loss)	$584	$426

Basic income (loss) per share	$0.08	$0.06
Diluted income (loss) per share	$0.08	$0.06

Weighted average outstanding shares used in per share calculations:
Basic	7,025	7,011
Diluted	7,083	7,056

Dividends per share	$-	$0.10

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended
	9/30/2018	9/30/2017

Net income (loss)	$584	$426
Other comprehensive income (loss):
Currency translation gain (loss)	(1,571)	2,261
Pension and postretirement plans, net of tax of $0 and $0, respectively	-	(27)
Other comprehensive income (loss)	(1,571)	2,234

Total comprehensive income (loss)	$(987)	$2,660

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2018

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871
Total comprehensive income (loss)	-	-	-	584	(1,571)	(987)
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	-	(2)	(11)	-	-	(13)
Issuance of stock	-	2	10			12
Stock-based compensation	17	-	90	-	-	107
Conversion	10	(10)	-	-	-	-
Balance September 30, 2018	$6,329	$710	$55,730	$74,992	$(50,771)	$86,990

Accumulated balance consists of:
Translation loss					$(50,537)
Pension and postretirement plans, net of taxes					(234)
					$(50,771)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	3 Months Ended
	9/30/2018	9/30/2017

Cash flows from operating activities:

Net income	$584	$426

Non-cash operating activities:
Depreciation	1,260	1,399
Amortization	577	491
Stock-based compensation	107	116
Net long-term tax obligations	44	49
Deferred taxes	75	(89)
Postretirement benefit and pension obligations	161	147

Working capital changes:
Accounts receivable	1,604	2,459
Inventories	(1,078)	(2,610)
Other current assets	(696)	(1,414)
Other current liabilities	(770)	548
Prepaid pension expense	(1,197)	(663)

Other	234	(3)
Net cash provided by operating activities	905	856

Cash flows from investing activities:
Purchases of property, plant and equipment	(721)	(1,528)
Software development	(362)	(481)
Net cash provided by (used in) investing activities	(1,083)	(2,009)

Cash flows from financing activities:
Debt repayments	(608)	(396)
Proceeds from common stock issued	12	86
Shares repurchased	(13)	(519)
Dividends paid	-	(699)
Net cash used in financing activities	(609)	(1,528)

Effect of exchange rate changes on cash	(24)	192

Net increase (decrease) in cash	(811)	(2,489)
Cash, beginning of period	14,827	14,607
Cash, end of period	$14,016	$12,118

Supplemental cash flow information:
Interest paid	$185	$170
Income taxes paid, net	775	(77)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the three months ended September 30, 2018 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2018 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Note 2: Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2018. Our business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in unallocated in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended September 30, 2018
Sales[1]	$30,200	$21,701	$-	$51,901
Operating Income (Loss)	$230	$2,094	$(1,556)	$768

Three Months ended September 30, 2017
Sales[2]	$29,718	$22,100	$-	$51,818
Operating Income (Loss)	$1,349	$757	$(1,657)	$449

1.	Excludes $1,134 of North American segment intercompany sales to the International segment, and $3,320 of International segment intercompany sales to the North American segment.

2.	Excludes $1,696 of North American segment intercompany sales to the International segment, and $3,390 of International segment intercompany sales to the North American segment.

Note 3:  Revenue from Contracts with Customers

On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, the Company elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on July 1, 2018 were changes in presentation within the Unaudited Consolidated Balance Sheet. Therefore, while the Company made adjustments to certain opening balances on its July 1, 2018 Unaudited Consolidated Balance Sheet, the Company made no adjustment to opening Retained Earnings. The Company expects the impact of the adoption of ASC Topic 606 to be immaterial to its net income on an ongoing basis; however, adoption did increase the level of disclosures concerning net sales. Results for reporting periods beginning July 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.

The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The application of the FASB’s guidance on revenue recognition requires the Company to recognize the amount of revenue and consideration that the Company expects to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of September 30, 2018. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three months ended September 30, 2018. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

The Company’s typical payment terms vary based on the customer, geographic region, and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is typically not significant. Amounts billed and due from the Company’s customers are classified as receivables on the Unaudited Consolidated Balance Sheet. As the Company’s standard payment terms are usually less than one year, the Company has elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.

The Company’s customers take delivery of goods, and they are recognized as revenue at the time of transfer of control to the customer, which is usually at the time of shipment, unless otherwise specified in the customer contract or purchase order. This determination is based on applicable shipping terms, as well as the consideration of other indicators, including timing of when the Company has a present right to payment, when physical possession of products is transferred to customers, when the customer has the significant risks and rewards of ownership of the asset, and any provisions in contracts regarding customer acceptance.

While unit prices are generally fixed, the Company provides variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. The Company utilizes the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives on the Unaudited Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. The Company has concluded that its estimates of variable consideration are not constrained according to the definition within the new standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of September 30, 2018, the balance of the return asset is $0.1 million and the balance of the refund liability is $0.3 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Unaudited Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.1 million at September 30, 2018.

Disaggregation of Revenue

The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	09/30/18	09/30/17
North America
United States	$27,947	$27,459
Canada & Mexico	2,253	2,259
	30,200	29,718
International
Brazil	12,367	12,796
United Kingdom	6,017	6,182
China	1,708	1,745
Australia & New Zealand	1,609	1,377
	21,701	22,100

Total Sales	$51,901	$51,818

Note 4: Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial statements.  It is expected that a key change upon adoption will be the balance sheet recognition of leased assets and liabilities.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement ('Topic 820'): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020. The amendments in ASU 2018-14 must be applied on a retrospective basis. The Company is currently assessing the effect, if any, that ASU 2018-14 will have on its consolidated financial statements.

Note 5:  Stock-based Compensation

On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 stock plan was approved by shareholders on October 17, 2012, and the material terms of its performance goals were re-approved by shareholders at the Company’s Annual Meeting held on October 18, 2017. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2018, there were 20,000 stock options and 199,502 restricted stock units outstanding. In addition, there were 230,033 shares available for grant under the 2012 Stock Plan as of September 30, 2018.

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

No stock options were granted during the three months ended September 30, 2018 and 2017.

The weighted average contractual term for stock options outstanding as of September 30, 2018 was 4.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2018 was less than $0.1 million. Stock options exercisable as of September 30, 2018 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 67,000 RSU awards with a fair value of $6.34 per RSU granted during the three months ended September 30, 2018. There were 8,300 RSUs settled, and no RSUs forfeited during the three months ended September 30, 2018.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2018 was $1.2 million. As of September 30, 2018, all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the three month periods ended September 30, 2018 and 2017 was $0.1 million, and $0.1 million respectively.  As of September 30, 2018, there was $1.9 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.5 million is expected to be recognized over a weighted average period of 2.3 years.

Note 6:   Inventories

Inventories consist of the following (in thousands):

	9/30/2018	6/30/2018
Raw material and supplies	$24,304	$23,764
Goods in process and finished parts	18,032	18,423
Finished goods	40,261	40,739
	82,597	82,926
LIFO Reserve	(24,568)	(24,887)
	$58,029	$58,039

LIFO inventories were $7.7 million and $8.4 million at September 30, 2018 and June 30, 2018, respectively, such amounts being approximately $24.6 million and $24.9 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.3 million decrease in cost of sales for the three months ended September 30, 2018 compared to a $0.1 million increase for the three months ended September 30, 2017.

Note 7:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. The Company is required, on a set date, to annually assess its goodwill in order to determine whether or not it is more likely than not that the fair value of the reporting unit’s goodwill exceeded its carrying amount. Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions.

The Company performed a quantitative analysis of its Bytewise reporting unit for its October 1, 2017 annual assessment of goodwill (commonly referred to as “Step One”). With the assistance of an independent third-party valuation specialist, the Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The key assumptions utilized in the discounted cash flow model included estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital, and an assessment of current market capitalization.

Under the quantitative analysis, the 2017 fair value assessment of the Bytewise goodwill exceeded the carrying amount by approximately 81%. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

The Company performed a qualitative analysis for its February 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”) associated with its purchase of a private software company. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of February 1, 2018. If future results significantly vary from current estimates and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	9/30/2018	6/30/2018
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	7,962	7,600
Other intangible assets	325	325
Total	18,895	18,533
Accumulated amortization	(9,772)	(9,216)
Total net balance	$9,123	$9,317

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets.

The estimated aggregate amortization expense for the remainder of fiscal 2019 and for each of the next five years and thereafter, is as follows (in thousands):

2019 (Remainder of year)	$1,766
2020	1,840
2021	1,437
2022	1,204
2023	902
2024	467
Thereafter	1,507

Note 8:  Pension and Post-retirement Benefits

The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company has a postretirement medical and life insurance benefit plan for U.S. employees. The Company also has defined contribution plans.

The U.K. defined benefit plan was closed to new entrants in fiscal 2009.

On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants will no longer earn additional benefits after December 31, 2016.

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended
	9/30/2018	9/30/2017
Service cost	$-	$-
Interest cost	1,506	1,511
Expected return on plan assets	(1,284)	(1,285)
Amortization of net loss	7	6
	$229	$232

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended
	9/30/2018	9/30/2017
Service cost	$18	$21
Interest cost	66	67
Amortization of prior service credit	(134)	(134)
Amortization of net loss	7	25
	$(43)	$(21)

For the three month period ended September 30, 2018, the Company contributed $0.9 million to the U.S. and $0.2 million to the UK pension plans. The Company estimates that it will contribute an additional $4.4 million for the remainder of fiscal 2019.

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

Note 9:   Debt

Debt is comprised of the following (in thousands):

	9/30/2018	6/30/2018
Short-term and current maturities
Loan and Security Agreement	$1,707	$1,688
Other loans	1,774	1,967

Long-term debt
Loan and Security Agreement, net of current portion	16,873	17,307
	$20,354	$20,962

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan (“Credit Facility”), in January 2018.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit has an interest rate of LIBOR plus 1.5%, and expires on April 30, 2021.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2018 and 2017 was 3.8% and 3.1%, respectively. As of September 30, 2018, $12.9 million was outstanding on the Line of Credit.

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

The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of September 30, 2018, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $5.7 million at September 30, 2018.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million. The Santander loan of $1.5 million has a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million has a term of 360 days and a rate of 4.75%. As of September 30, 2018, the outstanding balance on the Bradesco loan was $1.8 million.

Note 10:   Income Taxes

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

As of September 30, 2018, the Company has not yet completed the accounting for the tax effects of the enactment of the Act, however, has made a reasonable estimate of the effects on its existing deferred tax balances and one-time transition tax. During the three months ended September 30, 2018, the Company did not recognize any adjustments to the provisional tax expense previously recorded.

The Company has incorporated the other impacts of tax reform that became effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit tax deductibility of expenses. For fiscal 2019, the GILTI provisions are expected to have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. In general, this foreign income will effectively be taxed at an additional 10.5% tax rate reduced by any available current year foreign tax credits. The ability to benefit foreign tax credits may be limited under the GILTI rules as a result of the utilization of deferred tax assets to reduce taxable income. The estimated impact of GILTI for fiscal 2019 is an increase to the Company’s effective tax rate of approximately 6%.

The tax expense for the first quarter of fiscal 2019 was $0.4 million on a profit before tax of $0.9 million (an effective tax rate of 38.0%). The tax expense for the first quarter of fiscal 2018 was $0.2 million on a profit before tax for the quarter of $0.6 million (an effective tax rate of 33.4%). The tax rate for the first quarter of fiscal 2019 was higher than the U.S. statutory rate primarily due to the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings. The tax rate in the first quarter of fiscal 2018 was lower than the U.S. statutory rate primarily due to a discrete reduction to tax expense of $0.1 million related to the benefit of loss carryforwards being recognized due to current year profitability which was partially offset by a discrete tax expense resulting from book to tax differences in stock grant deductions.

U.S. Federal tax returns for years prior to fiscal 2015 are generally no longer subject to review by tax authorities; however, tax losses carryforward from earlier years are still subject to adjustment. As of September 30, 2018, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 – 2017. During the next twelve months, it is possible there will be a reduction of $0.2 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

No valuation allowance has been recorded for the Company’s U.S. federal and foreign deferred tax assets related to temporary differences in items included in taxable income. The Company continues to believe that due to forecasted future taxable income and certain tax planning strategies available, it is more likely than not that, it will be able to utilize the tax benefit provided by those differences. In the U.S., a partial valuation allowance has been provided for foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforwards that will expire in the near future unutilized.

Note 11:  Contingencies

The Company is involved in certain legal matters, which arise, in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 12:  Facility Closure

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. While no definitive date for this move has been set yet, the Company anticipates that the move could happen within the current fiscal year. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of September 30, 2018, the carrying value of the building is $2.2 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2018 and September 30, 2017

Overview

The Company experienced significant improvement in its core precision measuring tool and saw product lines in North and Latin America, however a stronger U.S. dollar and longer than expected sales cycle for new products in our high-end metrology products tempered sales and profit results.

Net sales increased $0.1 million. Operating income increased $0.3 million due to lower Selling, General and Administrative expenses. Net income increased $0.2 million from a net income of $0.4 million or $0.06 per share in fiscal 2018 to net income of $0.6 million or $0.08 per share in fiscal 2019.

Net Sales

North American sales increased $0.5 million or 2% from $29.7 million in fiscal 2018 to $30.2 million in fiscal 2019 as a $1.7 million or 10% increase in core precision measuring tool and saw products more than offset a decline in high-end technology products.

International sales declined $0.4 million or 2% from $22.1 million in fiscal 2018 to $21.7 million in fiscal 2019 as a 20% constant U. S. dollar growth was more than offset by a 24% devaluation in the Brazilian currency. Consolidated currency fluctuations reduced sales $3.1 million or 6%.

Gross Margin

Gross margins were level at $16.5 million or 32% of revenue.

North American gross margins declined $0.9 million in fiscal 2019 due to lower sales of high margin capital equipment negating improved margins in core products.

International gross margins increased $0.9 million due to sales growth and improved saw consolidation efficiencies in Brazil. Consolidated currency fluctuations reduced gross margin $1.3 million or 8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.4 million or 3%.

North American expenses increased $0.3 million due to higher marketing expenses and increased spending in research and development for technology based products.

International expenses decreased $0.7 million as higher sales commissions in Brazil were more than offset by currency fluctuations, which reduce local currency expenses expressed in U. S. dollars.

Other Income (Expense)

Other income was level at $0.2 million as interest expense and unrealized foreign exchange were comparable in fiscal 2019 and 2018.

Income Taxes

The effective tax rates for the first quarter of fiscal 2019 and 2018 were 38% and 33%, respectively. The tax rate for the first quarter of fiscal 2019 was higher than the U.S. statutory rate primarily due to the Global Intangible Low Taxed Income provisions (GILTI - see Note 10 for more information), which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings.

Net Income

The Company recorded net earnings of $0.6 million or $0.08 per share in the first quarter of fiscal 2019 compared to net income of $0.4 million or $0.06 per share in fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	9/30/2018	9/30/2017

Cash provided by operating activities	$905	$856
Cash provided by (used in) investing activities	(1,083)	(2,009)
Cash used in financing activities	(609)	(1,528)
Effect of exchange rate changes on cash	(24)	192

Net increase (decrease) in cash	$(811)	$(2,489)

Net cash increased $1.9 million due to reduced capital expenditures and the cancellation of the stock dividend.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $12.9 million was outstanding as of September 30, 2018.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of September 30, 2018, the Company was in compliance with all its financial covenants. The Loan and Security Agreement was amended on January 30, 2018 to extend the Line of Credit for an additional three years until April 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2018 and 2017 was 3.8% and 3.1% respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2018, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2018.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2018. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2018.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	October 31, 2018	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	October 31, 2018	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)