Form 10-Q
period 2018-12-31
STARRETT L S CO
filed 2019-01-31
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 30, 2019

Class A Common Shares	6,181,987

Class B Common Shares	710,238

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2018 (unaudited) and June 30, 2018	3

		Consolidated Statements of Operations – three and six months ended December 31, 2018 and December 31, 2017 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2018 and December 31, 2017 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – six months ended December 31, 2018 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2018 and December 31, 2017 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-17

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II.	Other Information:

	Item 1A.	Risk Factors	21

	Item 6.	Exhibits	22

SIGNATURES			23

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	12/31/2018 (unaudited)	06/30/2018

ASSETS
Current assets:
Cash	$13,427	$14,827
Accounts receivable (less allowance for doubtful accounts of $1,085 and $1,277, respectively)	31,585	33,089
Inventories	60,702	58,039
Prepaid expenses and other current assets	8,590	7,273
Total current assets	114,304	113,228

Property, plant and equipment, net	35,390	36,514
Taxes receivable	1,756	1,820
Deferred tax assets, net	16,151	16,739
Intangible assets, net	8,800	9,317
Goodwill	4,668	4,668
Total assets	$181,069	$182,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$2,994	$3,655
Accounts payable	11,996	9,836
Accrued expenses	6,559	7,533
Accrued compensation	4,661	5,163
Total current liabilities	26,210	26,187

Other tax obligations	2,809	2,751
Long-term debt, net of current portion	17,434	17,307
Postretirement benefit and pension obligations	44,119	46,499
Other non-current liabilities	1,711	1,671
Total liabilities	92,283	94,415

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,181,987 outstanding at December 31, 2018 and 6,302,356 outstanding at June 30, 2018)	6,182	6,302
Class B Common stock $1 par (10,000,000 shares authorized; 710,238 outstanding at December 31, 2018 and 720,447 outstanding at June 30, 2018)	710	720
Additional paid-in capital	55,051	55,641
Retained earnings	76,918	74,368
Accumulated other comprehensive loss	(50,075)	(49,160)
Total stockholders' equity	88,786	87,871
Total liabilities and stockholders’ equity	$181,069	$182,286

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Net sales	$56,532	$52,124	$108,433	$103,942
Cost of goods sold	38,111	36,194	73,480	71,473
Gross margin	18,421	15,930	34,953	32,469
% of Net sales	32.6%	30.6%	32.2%	31.2%

Selling, general and administrative expenses	15,141	15,486	30,905	31,576

Operating income (loss)	3,280	444	4,048	893

Other income (expense)	(289)	653	(115)	844

Income (loss) before income taxes	2,991	1,097	3,933	1,737

Income tax expense (benefit)	1,065	7,618	1,423	7,832

Net income (loss)	$1,926	$(6,521)	$2,510	$(6,095)

Basic income (loss) per share	$0.27	$(0.93)	$0.36	$(0.87)
Diluted income (loss) per share	$0.27	$(0.93)	$0.35	$(0.87)

Weighted average outstanding shares used in per share calculations:
Basic	7,018	7,008	7,022	7,009
Diluted	7,067	7,008	7,077	7,009

Dividends per share	$-	$0.10	$-	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Net income (loss)	$1,926	$(6,521)	$2,510	$(6,095)
Other comprehensive income (loss):
Currency translation gain (loss)	696	(1,576)	(875)	685
Pension and postretirement plans, net of tax of $0, $0, $0, and $0, respectively	-	(27)	-	(54)
Other comprehensive income (loss)	696	(1,603)	(875)	631

Total comprehensive income (loss)	$2,622	$(8,124)	$1,635	$(5,464)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2018

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871
Total comprehensive income (loss)	-	-	-	2,510	(875)	1,635
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	(154)	(3)	(777)	-	-	(934)
Issuance of stock	-	8	32	-	-	40
Stock-based compensation	19	-	155	-	-	174
Conversion	15	(15)	-	-	-	-
Balance December 31, 2018	$6,182	$710	$55,051	$76,918	$(50,075)	$88,786

Accumulated balance consists of:
Translation loss					$(49,841)
Pension and postretirement plans, net of taxes					(234)
					$(50,075)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	6 Months Ended
	12/31/2018	12/31/2017

Cash flows from operating activities:

Net income	$2,510	$(6,095)
Non-cash operating activities:
Depreciation	2,561	2,802
Amortization	1,155	978
Stock-based compensation	174	185
Net long-term tax obligations	111	343
Deferred taxes	532	7,250
Postretirement benefit and pension obligations	323	294

Working capital changes:
Accounts receivable	1,118	1,618
Inventories	(3,294)	(3,245)
Other current assets	(1,393)	(1,874)
Other current liabilities	1,160	179
Prepaid pension expense	(2,498)	(1,857)
Other	347	57
Net cash provided by operating activities	2,806	635

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,877)	(2,625)
Software development	(695)	(633)
Net cash provided by (used in) investing activities	(2,572)	(3,258)

Cash flows from financing activities:
Proceeds from borrowing	1,000	5,500
Debt repayments	(1,534)	(797)
Proceeds from common stock issued	40	220
Shares repurchased	(934)	(534)
Dividends paid	-	(1,401)
Net cash provided by (used in) financing activities	(1,428)	2,988

Effect of exchange rate changes on cash	(206)	159

Net increase (decrease) in cash	(1,400)	524
Cash, beginning of period	14,827	14,607
Cash, end of period	$13,427	$15,131

Supplemental cash flow information:
Interest paid	$428	$307
Income taxes paid, net	1,221	(323)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

December 31, 2018

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the six months ended December 31, 2018 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2018
Sales[1]	$34,628	$21,904	$-	$56,532
Operating Income (Loss)	$2,938	$1,716	$(1,374)	$3,280

Three Months ended December 31, 2017
Sales[2]	$31,100	$21,024	$-	$52,124
Operating Income (Loss)	$1,294	$315	$(1,165)	$444

1.	Excludes $1,047 of North American segment intercompany sales to the International segment, and $3,744 of International segment intercompany sales to the North American segment.

2.	Excludes $1,581 of North American segment intercompany sales to the International segment, and $3,298 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Six Months ended December 31, 2018
Sales[1]	$64,828	$43,605	$-	$108,433
Operating Income (Loss)	$3,167	$3,810	$(2.929)	$4,048

Six Months ended December 31, 2017
Sales[2]	$60,818	$43,124	$-	$103,942
Operating Income (Loss)	$2,989	$727	$(2,823)	$893

1.	Excludes $2,180 of North American segment intercompany sales to the International segment, and $7,063 of International segment intercompany sales to the North American segment.

2.	Excludes $3,277 of North American segment intercompany sales to the International segment, and $6,688 of International segment intercompany sales to the North American segment.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of December 31, 2018. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the six months ended December 31, 2018. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

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

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of December 31, 2018, the balance of the return asset is $0.1 million and the balance of the refund liability is $0.3 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Unaudited Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.3 million at December 31, 2018.

Disaggregation of Revenue

The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	12/31/18	12/31/17	12/31/18	12/31/17

North America
United States	$32,413	$28,899	$60,360	$56,358
Canada & Mexico	2,215	2,201	4,468	4,460
	34,628	31,100	64,828	60,818
International
Brazil	12,519	11,648	24,886	24,445
United Kingdom	5,657	6,146	11,673	12,327
China	2,052	1,644	3,761	3,389
Australia & New Zealand	1,676	1,586	3,285	2,963
	21,904	21,024	43,605	43,124

Total Sales	$56,532	$52,124	$108,433	$103,942

Note 4: Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended September 30, 2019.

The Company has established a transition team, and continues to evaluate critical components of ASC Topic 842 and the potential impact of the guidance on the Company's financial position, results of operations and cash flows. The Company is also in the process of determining which practical expedients will be applied by the Company for implementation of the ASC. At this time, the Company has not completed its full evaluation; however, it believes the adoption of ASC Topic 842, at a minimum, will increase the total assets and total liabilities reported on the Company's Consolidated Balance Sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2018, there were 20,000 stock options and 197,002 restricted stock units outstanding. In addition, there were 230,033 shares available for grant under the 2012 Stock Plan as of December 31, 2018.

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

No stock options were granted during the six months ended December 31, 2018 and 2017.

The weighted average contractual term for stock options outstanding as of December 31, 2018 was 4 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2018 was less than $0.1 million. Stock options exercisable as of December 31, 2018 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 67,000 RSU awards with a fair value of $6.34 per RSU granted during the six months ended December 31, 2018. There were 10,799 RSUs settled, and no RSUs forfeited during the six months ended December 31, 2018.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2018 was $1.0 million. As of December 31, 2018, all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the six month periods ended December 31, 2018 and 2017 was $0.1 million, and $0.2 million respectively.  As of December 31, 2018, there was $1.9 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.5 million is expected to be recognized over a weighted average period of 2.0 years.

Note 6:   Inventories

Inventories consist of the following (in thousands):

	12/31/2018	6/30/2018
Raw material and supplies	$26,103	$23,764
Goods in process and finished parts	17,635	18,423
Finished goods	41,300	40,739
	85,038	82,926
LIFO Reserve	(24,336)	(24,887)
	$60,702	$58,039

LIFO inventories were $7.3 million and $8.4 million at December 31, 2018 and June 30, 2018, respectively, such amounts being approximately $24.3 million and $24.9 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.6 million decrease in cost of sales for the six months ended December 31, 2018 compared to a $0.2 million increase for the six months ended December 31, 2017.

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

The Company performed a qualitative analysis of its Bytewise reporting unit for its October 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit exceeded its carrying amount as of October 1, 2018. If future results significantly vary from current estimates and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

The Company performed a qualitative analysis for its February 1, 2018 annual assessment of goodwill associated with its purchase of a private software company. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of February 1, 2018. If future results significantly vary from current estimates and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2018	6/30/2018
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	8,185	7,600
Other intangible assets	325	325
Total	19,118	18,533
Accumulated amortization	(10,318)	(9,216)
Total net balance	$8,800	$9,317

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

The estimated aggregate amortization expense for the remainder of fiscal 2019 and for each of the next five years and thereafter, is as follows (in thousands):

2019 (Remainder of year)	$1,192
2020	1,884
2021	1,481
2022	1,249
2023	947
2024	540
Thereafter	1,507

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

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Service cost	$-	$-	$-	$-
Interest cost	1,500	1,518	3,006	3,029
Expected return on plan assets	(1,279)	(1,291)	(2,563)	(2,576)
Amortization of net loss	7	6	14	12
	$228	$233	$457	$465

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Service cost	$18	$22	$36	$43
Interest cost	67	67	133	134
Amortization of prior service credit	(135)	(135)	(269)	(269)
Amortization of net loss	8	25	15	50
	$(42)	$(21)	$(85)	$(42)

For the six month period ended December 31, 2018, the Company contributed $1.8 million to the U.S. and $0.5 million to the UK pension plans. The Company estimates that it will contribute an additional $3.1 million for the remainder of fiscal 2019.

The Company’s pension plans use fair value as the market-related value of plan assets and recognize net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation in net periodic (benefit) cost as of the plan measurement date. Net actuarial gains or losses that are less than 10% of the thresholds noted above are accounted for as part of accumulated other comprehensive loss.

Note 9:   Debt

Debt is comprised of the following (in thousands):

	12/31/2018	6/30/2018
Short-term and current maturities
Loan and Security Agreement	$1,727	$1,688
Other loans	1,267	1,967
	2,994	3,655

Long-term debt
Loan and Security Agreement, net of current portion	17,434	17,307
	$20,428	$20,962

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan (“Credit Facility”), in January 2018.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit has an interest rate of LIBOR plus 1.5%, and expires on April 30, 2021.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the six months ended December 31, 2018 and 2017 was 3.9% and 3.1%, respectively. As of December 31, 2018, $13.9 million was outstanding on the Line of Credit.

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

The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of December 31, 2018, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $5.3 million at December 31, 2018.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives.  The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million.  The Santander loan of $1.5 million has a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million has a term of 360 days and a rate of 4.75%. The Santander loan was paid off in fiscal year 2018, and in this fiscal year, the Bradesco loan was refinanced, extending the due date of the loan to March 29, 2019 at the same APR of 4.75%. As of December 31, 2018, the outstanding balance on the Bradesco loan was $1.3 million.

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

As of December 31, 2018, the Company has completed the accounting for the tax effects of the enactment of the Act. During the six months ended December 31, 2018, the Company did not recognize any significant adjustments to the provisional tax expense previously recorded.

The Company has incorporated the other impacts of tax reform that became effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit tax deductibility of expenses. For fiscal 2019, the GILTI provisions are expected to have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. In general, this foreign income will effectively be taxed at an additional 10.5% tax rate reduced by any available current year foreign tax credits. The ability to benefit foreign tax credits may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income and other potential limitations within the foreign tax credit calculation. The estimated impact of GILTI for fiscal 2019 is an increase to the Company’s effective tax rate of approximately 8%.

The tax expense for the second quarter of fiscal 2019 was $1.1 million on a profit before tax of $3.0 million (an effective tax rate of 35%).  The tax rate for the second quarter of fiscal 2019 was higher than the U.S. statutory rate primarily due to the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings. The tax expense for the second quarter of fiscal 2018 was $7.6 million on a profit before tax for the quarter of $1.1 million (an effective tax rate of 694%). Before the tax charge related to the new tax legislation, tax expense for the second quarter of fiscal 2018 was $0.4 million or 33.5% of pre-tax income.

For the first half of fiscal 2019, tax expense was $1.4 million on profit before tax of $3.9 million (an effective tax rate of 36%). The tax rate for the first half of fiscal 2019 was higher than the U.S. statutory rate primarily due to the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings. For the first half of fiscal 2018, tax expense was $7.8 million on profit before tax of $1.7 million (an effective tax rate of 451%). Before the tax charge related to new tax legislation, tax expense was $0.6 million or 33.5% of pre-tax income.

U.S. Federal tax returns for years prior to fiscal 2015 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment.   As of December 31, 2018, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress.  In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country.  The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 – present.   During the next twelve months, it is possible there will be a reduction of $0.2 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

Note 12:  Facility Closure

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. The Company is also considering selling the facility with a lease back provision to accommodate remaining operations. While there are no definitive plans set yet, the Company still anticipates that the sale could happen within the current fiscal year. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of December 31, 2018, the carrying value of the building is $2.2 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended December 31, 2018 and December 31, 2017

Overview

The Company continued its first quarter growth in its core precision measuring tools, and saw products in North and Latin America and coupled with a recovery in high-end metrology.  Sales increased 13% or $6.7 million in constant dollars, more than offsetting a $2.3 million unfavorable currency impact due to the strong US dollar.

The North American precision hand tool business continued to experience strong demand. The implementation of a new production planning system increased throughput and improved fulfillment rates.  The Company’s saw products gained momentum lead by an improving Brazilian economy and saw plant consolidation, which delivered increased sales volume and higher gross margin.

Net sales increased $4.4 million or 8% from $52.1 million in fiscal 2018 to $56.5 million in fiscal 2019 with North America and International posting gains of $3.5 million and $0.9 million, respectively. Operating income increased $2.8 million due to a $2.5 million increase in gross margin and a $0.3 million decrease in selling, general and administrative expenses.

Net Sales

North American sales increased $3.5 million or 11% from $31.1 million in fiscal 2018 to $34.6 million in fiscal 2019 due to improved fill rates and higher shipments of precision measuring tools plus a recovery in the second quarter of high-end metrology system sales.

International sales increased $0.9 million or 4% from $21.0 million in fiscal 2018 to $21.9 million in fiscal 2019 primarily due to increased volumes in Brazil and China offsetting the impact of unfavorable currency fluctuations.

Gross Margin

Gross margin increased $2.5 million or 16% from 31% of sales in fiscal 2018 to 33% of sales in fiscal 2019.

North American gross margins increased $1.5 million from $8.8 million or 28% of sales in fiscal 2018 to $10.3 million or 30% of sales in fiscal 2019 due to increased sales volume of precision measuring tools in Athol and relatively stable fixed overhead.

International gross margins increased $1.0 million from 34% of sales in fiscal 2018 to 37% of sales in fiscal 2019 as margins based upon constant dollars increased $1.6 million which more than offset currency losses of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million or 2% from $15.5 million in fiscal 2018 to $15.2 million in fiscal 2019.

North American expenses, including Corporate, increased $0.1 million from $8.6 million in fiscal 2018 to $8.7 million in fiscal 2019 due higher sales commissions based increased sales.

International expenses decreased $0.4 million or 6% due principally to weakening Brazilian Real compared to the US dollar.

Other Income (Expense)

Other income decreased $0.9 million based upon $0.6 million of income in fiscal 2018 related to a favorable legal settlement in Brazil coupled with $0.3 million expense due to higher interest expense in fiscal 2019.

Income Taxes

The tax expense for the second quarter of fiscal 2019 was $1.1 million on pre-tax income of $3.0 million or an effective tax rate of 36%. The tax rate for the second quarter of fiscal 2019 was higher than the US statutory rate primarily due to GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory of 34%. The tax expense for the second quarter of fiscal 2018 was $7.6 million on a profit before tax of $1.1 million or an effective tax rate of 694% due to the impact of the new tax legislation, which reduced the benefit of deferred tax assets.

Net Income

The Company recorded net income of $1.9 million or $0.27 per diluted share in the second quarter of fiscal 2019 compared to net loss of $6.5 million or $(0.93) per diluted share in fiscal 2018 principally due to a $2.8 million increase in operating income and a significantly lower effective tax rate.

Six months ended December 31, 2018 and December 31, 2017

Overview

Net sales increased $4.5 million or 4% from $103.9 million in fiscal 2018 to $108.4 million in fiscal 2019. Operating income increased $3.2 million in fiscal 2019 compared to fiscal 2018 due to a $2.5 million increase in gross margin and a $0.7 million reduction in selling, general and administrative expenses.

Net Sales

North American sales increased $4.0 million or 7% from $60.8 million in fiscal 2018 to $64.8 million in fiscal 2019 due to a $4.2 million increase on precision measuring tools.

International sales increased $0.5 million or 1% from $43.1 million in fiscal 2018 to $43.6 million in fiscal 2018 based upon strong organic growth in Brazil and China.

Gross Margin

Gross margin increased $2.5 million or 8% and improved to 32% of sales in fiscal 2019 from 31% of sales in fiscal 2018.

North American gross margins increased $0.4 million or 2% in fiscal 2019 compared to fiscal 2018 as increased sales volume of precision measuring hand tools offset lower sales of high margin metrology equipment.

International gross margins increased $2.1 million based upon increased sales volume and improved margins in Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $0.7 million or 2% from $31.6 million in fiscal 2018 to $30.9 million in fiscal 2019.

North American expenses, including Corporate, increased $0.4 million or 2% due to increased selling commissions related to sales growth in precision measuring hand tools.

International expenses decreased $1.1 million or 8% as increased spending of $0.5 million was more than offset by a $1.6 million favorable currency adjustments related primarily to the weaker Brazilian Real.

Other Income (Expense)

Other income decreased $0.9 million based upon $0.8 million of income in fiscal 2018 related to a favorable legal settlement in Brazil coupled with $0.1 million expense due to higher interest expense in fiscal 2019.

Income Taxes

The tax expense for the first half of fiscal 2019 was $1.4 million on pre-tax income of $3.9 million or an effective tax rate of 36%. The tax rate for the first half of fiscal 2019 was higher than the US statutory rate primarily due to GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory of 34%. The tax expense for the first half of fiscal 2018 was $7.8 million on a profit before tax of $1.7 million or an effective tax rate of 451% due to the impact of the new tax legislation, which reduced the benefit of deferred tax assets.

Net Income

The Company recorded net income of $2.5 million or $0.35 per diluted share in the first half of fiscal 2019 compared to net loss of $6.1 million or $(0.87) per diluted share in fiscal 2018 principally due to a $3.2 million increase in operating income and a significantly lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2018	12/31/2017

Cash provided by operating activities	$2,806	$635
Cash provided by (used in) investing activities	(2,572)	(3,258)
Cash provided by (used in) financing activities	(1,428)	2,988
Effect of exchange rate changes on cash	(206)	159

Net increase (decrease) in cash	$(1,400)	$524

Fiscal 2019 net cash flow for the six months ended December 31, 2018 decreased $1.9 million compared to the six months ending December 31, 2017 principally due to reduced borrowings of debt in fiscal 2019.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $13.9 million was outstanding as of December 31, 2018.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of December 31, 2018, the Company was in compliance with all its financial covenants. The Loan and Security Agreement was amended on January 30, 2018 to extend the Line of Credit for an additional three years until April 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2018 and 2017 was 3.9% and 3.1% respectively.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2018, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2018.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	January 31, 2019	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	January 31, 2019	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)