Form 10-Q
period 2019-03-31
STARRETT L S CO
filed 2019-05-01
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 26, 2019

Class A Common Shares	6,190,717

Class B Common Shares	700,913

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2019 (unaudited) and June 30, 2018	3

		Consolidated Statements of Operations – three and nine months ended March 31, 2019 and March 31, 2018 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and nine months ended March 31, 2019 and March 31, 2018 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three and nine months ended March 31, 2019 and March 31, 2018 (unaudited)	6

		Consolidated Statements of Cash Flows - nine months ended March 31, 2019 and March 31, 2018 (unaudited)	8

		Notes to Unaudited Consolidated Financial Statements	9-18

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 1A.	Risk Factors	22

	Item 6.	Exhibits	23

SIGNATURES			24

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	03/31/2019 (unaudited)	06/30/2018

ASSETS
Current assets:
Cash	$12,854	$14,827
Accounts receivable (less allowance for doubtful accounts of $1,101 and $1,277, respectively)	32,567	33,089
Inventories	63,156	58,039
Prepaid expenses and other current assets	7,675	7,273
Total current assets	116,252	113,228

Property, plant and equipment, net	36,903	36,514
Taxes receivable	1,794	1,820
Deferred tax assets, net	15,722	16,739
Intangible assets, net	8,617	9,317
Goodwill	4,668	4,668
Total assets	$183,956	$182,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$3,045	$3,655
Accounts payable	13,734	9,836
Accrued expenses	5,847	7,533
Accrued compensation	5,243	5,163
Total current liabilities	27,869	26,187

Other tax obligations	2,748	2,751
Long-term debt, net of current portion	17,990	17,307
Postretirement benefit and pension obligations	42,446	46,499
Other non-current liabilities	1,732	1,671
Total liabilities	92,785	94,415

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,190,717 outstanding at March 31, 2019 and 6,302,356 outstanding at June 30, 2018)	6,191	6,302
Class B Common stock $1 par (10,000,000 shares authorized; 700,913 outstanding at March 31, 2019 and 720,447 outstanding at June 30, 2018)	701	720
Additional paid-in capital	55,134	55,641
Retained earnings	79,006	74,368
Accumulated other comprehensive loss	(49,861)	(49,160)
Total stockholders' equity	91,171	87,871
Total liabilities and stockholders’ equity	$183,956	$182,286

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	03/31/2019	03/31/2018	03/31/2019	03/31/2018

Net sales	$58,498	$54,834	$166,931	$158,776
Cost of goods sold	39,470	36,762	112,950	108,235
Gross margin	19,028	18,072	53,981	50,541
% of Net sales	32.5%	33.0%	32.3%	31.8%

Selling, general and administrative expenses	15,728	15,859	46,633	47,435

Operating income	3,300	2,213	7,348	3,106

Other income (expense)	(255)	124	(370)	968

Income before income taxes	3,045	2,337	6,978	4,074

Income tax expense	957	700	2,380	8,532

Net income (loss)	$2,088	$1,637	$4,598	$(4,458)

Basic income (loss) per share	$0.30	$0.23	$0.66	$(0.64)
Diluted income (loss) per share	$0.30	$0.23	$0.65	$(0.64)

Weighted average outstanding shares used in per share calculations:
Basic	6,892	7,018	6,978	7,012
Diluted	6,959	7,036	7,041	7,012

Dividends per share	$-	$-	$-	$0.20

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	03/31/2019	03/31/2018	03/31/2019	03/31/2018

Net income (loss)	$2,088	$1,637	$4,598	$(4,458)
Other comprehensive income (loss):
Currency translation gain (loss)	214	321	(661)	1,006
Pension and postretirement plans, net of tax of $0, $0, $0, and $0, respectively	-	(28)	-	(82)
Other comprehensive income (loss)	214	293	(661)	924

Total comprehensive income (loss)	$2,302	$1,930	$3,937	$(3,534)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

(in thousands except per share data) (unaudited)

For the Nine Months Ended March 31, 2019

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871
Total comprehensive income (loss)	-	-	-	4,598	(661)	3,937
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	(154)	(3)	(781)	-	-	(938)
Issuance of stock	-	8	32	-	-	40
Stock-based compensation	19	-	242	-	-	261
Conversion	24	(24)	-	-	-	-
Balance March 31, 2019	$6,191	$701	$55,134	$79,006	$(49,861)	$91,171

Accumulated balance consists of:
Translation loss					$(49,627)
Pension and postretirement plans, net of taxes					(234)
					$(49,861)

For the Three Months Ended March 31, 2019

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance December 31, 2018	$6,182	$710	$55,051	$76,918	$(50,075)	$88,786
Total comprehensive income (loss)	-	-	-	2,088	214	2,302
Repurchase of shares	-	-	(4)	-	-	(4)
Stock-based compensation	-	-	87	-	-	87
Conversion	9	(9)	-	-	-	-
Balance March 31, 2019	$6,191	$701	$55,134	$79,006	$(49,861)	$91,171

For the Nine Months Ended March 31, 2018

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2017	$6,268	$762	$55,579	$79,402	$(49,985)	$92,026
Total comprehensive income (loss)	-	-	-	(4,458)	924	(3,534)
Dividends ($0.20 per share)	-	-	-	(1,401)	-	(1,401)
Repurchase of shares	(58)	(6)	(487)	-	-	(551)
Issuance of stock	21	13	244	-	-	278
Stock-based compensation	18	-	226			244
Conversion	24	(24)	-	-	-	-
Balance March 31, 2018	$6,273	$745	$55,562	$73,543	$(49,061)	$87,062

Accumulated balance consists of:
Translation loss					$(42,317)
Pension and postretirement plans, net of taxes					(6,744)
					$(49,061)

For the Three Months Ended March 31, 2018

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance December 31, 2017	$6,254	$759	$55,467	$71,906	$(49,354)	$85,032
Total comprehensive income (loss)	-	-	-	1,637	293	1,930
Repurchase of shares	-	(2)	(15)	-	-	(17)
Issuance of stock	8	(1)	51	-	-	58
Stock-based compensation	-	-	59	-	-	59
Conversion	11	(11)	-	-	-	-
Balance March 31, 2018	$6,273	$745	$55,562	$73,543	$(49,061)	$87,062

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	9 Months Ended
	03/31/2019	03/31/2018

Cash flows from operating activities:

Net income	$4,598	$(4,458)

Non-cash operating activities:
Depreciation	3,767	4,163
Amortization	1,721	1,490
Stock-based compensation	261	244
Net long-term tax obligations	27	32
Deferred taxes	984	7,649
Postretirement benefit and pension obligations	484	439

Working capital changes:
Accounts receivable	276	(254)
Inventories	(5,543)	(4,720)
Other current assets	(451)	(474)
Other current liabilities	2,535	1,007
Prepaid pension expense	(4,453)	(3,541)

Other	446	63
Net cash provided by operating activities	4,652	1,640

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,682)	(3,250)
Software development	(1,069)	(1,014)
Net cash provided by (used in) investing activities	(5,751)	(4,264)

Cash flows from financing activities:
Proceeds from borrowing	3,300	6,845
Debt repayments	(3,227)	(2,037)
Proceeds from common stock issued	40	278
Shares repurchased	(938)	(551)
Dividends paid	-	(1,401)
Net cash provided by (used in) financing activities	(825)	3,134

Effect of exchange rate changes on cash	(49)	327

Net increase (decrease) in cash	(1,973)	837
Cash, beginning of period	14,827	14,607
Cash, end of period	$12,854	$15,444

Supplemental cash flow information:
Interest paid	$649	$479
Income taxes paid, net	1,846	175

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements as of and for the nine months ended March 31, 2019 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

	North American Operations	International Operations	Unallocated	Total
Three Months ended March 31, 2019
Sales[1]	$36,069	$22,429	$-	$58,498
Operating Income (Loss)	$3,081	$2,015	$(1,796)	$3,300

Three Months ended March 31, 2018
Sales[2]	$34,119	$20,715	$-	$54,834
Operating Income (Loss)	$2,831	$629	$(1,247)	$2,213

1.	Excludes $1,555 of North American segment intercompany sales to the International segment, and $3,922 of International segment intercompany sales to the North American segment.

2.	Excludes $1,527 of North American segment intercompany sales to the International segment, and $3,602 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Nine Months ended March 31, 2019
Sales[1]	$100,897	$66,034	$-	$166,931
Operating Income (Loss)	$6,248	$5,826	$(4,726)	$7,348

Nine Months ended March 31, 2018
Sales[2]	$94,937	$63,839	$-	$158,776
Operating Income (Loss)	$5,545	$1,629	$(4,068)	$3,106

1.	Excludes $3,736 of North American segment intercompany sales to the International segment, and $10,985 of International segment intercompany sales to the North American segment.

2.	Excludes $4,804 of North American segment intercompany sales to the International segment, and $10,290 of International segment intercompany sales to the North American segment.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of March 31, 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the nine months ended March 31, 2019. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

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

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of March 31, 2019, the balance of the return asset is $0.1 million and the balance of the refund liability is $0.2 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Unaudited Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.4 million at March 31, 2019.

Disaggregation of Revenue

The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	03/31/19	03/31/18	03/31/19	03/31/18
North America
United States	$33,915	$31,793	$94,275	$88,151
Canada & Mexico	2,154	2,326	6,622	6,786
	36,069	34,119	100,897	94,937
International
Brazil	13,107	11,310	37,993	35,755
United Kingdom	6,559	6,175	18,232	18,502
China	1,609	1,949	5,370	5,338
Australia & New Zealand	1,154	1,281	4,439	4,244
	22,429	20,715	66,034	63,839

Total Sales	$58,498	$54,834	$166,931	$158,776

Note 4: Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The final rule is effective on November 5, 2018, however, the SEC staff announced that it would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.  The Company included the required presentation of changes in stockholders’ equity in this Form 10-Q.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2019, there were 20,000 stock options and 197,002 restricted stock units outstanding. In addition, there were 230,033 shares available for grant under the 2012 Stock Plan as of March 31, 2019.

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

No stock options were granted during the nine months ended March 31, 2019 and 2018.

The weighted average contractual term for stock options outstanding as of March 31, 2019 was 3.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2019 was less than $0.1 million. Stock options exercisable as of March 31, 2018 were 20,000. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 67,000 RSU awards with a fair value of $6.34 per RSU granted during the nine months ended March 31, 2019. There were 10,799 RSUs settled, and no RSUs forfeited during the nine months ended March 31, 2019.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2019 was $1.5 million. As of March 31, 2019, all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the nine month periods ended March 31, 2019 and 2018 was $0.3 million, and $0.2 million respectively.  As of March 31, 2019, there was $1.8 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.4 million is expected to be recognized over a weighted average period of 1.8 years.

Note 6:   Inventories

Inventories consist of the following (in thousands):

	03/31/2019	6/30/2018
Raw material and supplies	$26,172	$23,764
Goods in process and finished parts	18,519	18,423
Finished goods	42,585	40,739
	87,276	82,926
LIFO Reserve	(24,120)	(24,887)
	$63,156	$58,039

LIFO inventories were $7.3 million and $8.4 million at March 31, 2019 and June 30, 2018, respectively, such amounts being approximately $24.1 million and $24.9 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.8 million decrease in cost of sales for the nine months ended March 31, 2019 compared to a $0.2 million decrease for the nine months ended March 31, 2018.

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

Determining the fair value of a reporting unit is subjective and requires the use of the significant estimates and assumptions. The Company estimates the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. The key assumptions utilized in the discounted cash flow model includes estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for the reporting unit, a discount rate based on a weighted average cost of capital and overall economic conditions. Any unfavorable material changes to these key assumptions could potentially impact the Company’s fair value determinations.

Under the quantitative analysis, the 2019 fair value assessment of the software development company’s goodwill exceeded the carrying amount. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	03/31/2019	6/30/2018
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	8,559	7,600
Other intangible assets	325	325
Total	19,492	18,533
Accumulated amortization	(10,875)	(9,216)
Total net balance	$8,617	$9,317

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

The estimated aggregate amortization expense for the remainder of fiscal 2019 and for each of the next five years and thereafter, is as follows (in thousands):

2019 (Remainder of year)	$646
2020	1,959
2021	1,556
2022	1,324
2023	1,021
2024	604
Thereafter	1,507

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

Net periodic benefit costs for all of the Company's defined benefit pension plans consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2019	03/31/2018	03/31/2019	03/31/2018
Service cost	$-	$-	$-	$-
Interest cost	1,508	1,531	4,514	4,560
Expected return on plan assets	(1,286)	(1,300)	(3,849)	(3,876)
Amortization of net loss	5	5	19	17
	$227	$236	$684	$701

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2019	03/31/2018	03/31/2019	03/31/2018
Service cost	$18	$21	$54	$64
Interest cost	66	69	199	203
Amortization of prior service credit	(134)	(134)	(403)	(403)
Amortization of net loss	7	24	22	74
	$(43)	$(20)	$(128)	$(62)

For the nine month period ended March 31, 2019, the Company contributed $3.5 million to the U.S. and $0.7 million to the UK pension plans. The Company estimates that it will contribute an additional $1.3 million for the remainder of fiscal 2019.

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

Note 9:   Debt

Debt is comprised of the following (in thousands):

	03/31/2019	6/30/2018
Short-term and current maturities
Loan and Security Agreement	$1,745	$1,688
Other loans	1,300	1,967
	3,045	3,655

Long-term debt
Loan and Security Agreement, net of current portion	17,990	17,307
	$21,035	$20,962

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan (“Credit Facility”), in January 2018.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit has an interest rate of LIBOR plus 1.5%, and expires on April 30, 2021.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the nine months ended March 31, 2019 and 2018 was 4.0% and 3.2%, respectively. As of March 31, 2019, $14.9 million was outstanding on the Line of Credit.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $23.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The obligations under the Credit Facility are unsecured. In the event of certain triggering events, such obligations would become secured by the assets of the Company’s domestic subsidiaries. A triggering event occurs when the Company fails to achieve any of the financial covenants noted below in consecutive quarters.

The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of March 31, 2019, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $4.8 million at March 31, 2019.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million. The Santander loan of $1.5 million had a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million had a term of 360 days and a rate of 4.75%. The Santander loan was paid off in fiscal year 2018, and in this fiscal year, the Bradesco loan was refinanced, extending the due date of the loan to March 29, 2019 at the same APR of 4.75%. In March 2019, the Company’s Brazilian subsidiary again refinanced the $1.3 million balance on the Bradesco loan splitting the amount between Bradesco, and Santander. The new Santander loan of $0.8 million is due in February 2020 and has a rate of 5.3% and the new Bradesco loan of $0.5 million in due in March 2020, and has a rate of 4.27%. As of March 31, 2019, the outstanding balance on these new loans was $1.3 million.

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

The Company has incorporated the other impacts of tax reform that became effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit tax deductibility of expenses. For fiscal 2019, the GILTI provisions are expected to have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. In general, this foreign income will effectively be taxed at an additional 10.5% tax rate reduced by any available current year foreign tax credits. The ability to benefit foreign tax credits may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income and other potential limitations within the foreign tax credit calculation. The estimated impact of GILTI for fiscal 2019 is an increase to the Company’s effective tax rate of approximately 7%.

The tax expense for the third quarter of fiscal 2019 was $1.0 million on a profit before tax of $3.0 million (an effective tax rate of 31%). The tax rate for the third quarter of fiscal 2019 was higher than the U.S. statutory rate primarily due to the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings. The tax expense for the third quarter of fiscal 2018 was $0.7 million on profit before tax of $2.3 million (an effective tax rate of 30%).

For the first nine months of fiscal 2019, tax expense was $2.4 million on profit before tax of $7.0 million (an effective tax rate of 34%). The tax rate for the first nine months of fiscal 2019 was higher than the U.S. statutory rate primarily due to the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings. For the first nine months of fiscal 2018, tax expense was $8.5 million on profit before tax of $4.1 million for an effective tax rate of 209%. Before the tax charge related to new tax legislation, tax expense was $1.3 million or 31.5% of pre-tax income.

U.S. Federal tax returns for years prior to fiscal 2016 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of December 31, 2018, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

Note 12:  Facility Closure

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. The Company is also considering selling the facility with a lease back provision to accommodate remaining operations. While there are no definitive plans set yet, the Company still anticipates that the sale could happen within the current fiscal year. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of March 31, 2019, the carrying value of the building is $2.2 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and March 31, 2018

Overview

The Company experienced continued growth in our core precision measuring tool business in North America and saw product lines in Brazil.

The North American precision measuring tool sales grew 10% in the quarter due to strong demand, however, backorders remain higher than historical levels. Implementation of a new production planning system and improved staffing levels have increased throughput and reduced backorders 25%, as shipments exceeded orders by $2.3 million, in the third quarter. In Brazil, our business delivered improved sales and earnings benefiting from the Company’s saw plant consolidation and a stable economic environment.

Net sales increased $3.7 million or 7% from $54.8 million in fiscal 2018 to $58.5 million in fiscal 2019 with North America and International posting gains of $2.0 million and $1.7 million, respectively. Operating income increased $1.1 million due to a $1.0 million increase in gross margin and a $0.1 million decrease in selling, general and administrative expenses.

Net Sales

North American sales increased $2.0 million or 6% from $34.1 million in fiscal 2018 to $36.1 million in fiscal 2019 principally due to higher shipments of precision measuring tools.

International sales increased $1.7 million or 8% from $20.7 million in fiscal 2018 to $22.4 million in fiscal 2019. The strong U.S. dollar reduced international sales $2.4 million. On a constant currency basis, sales increased 27% and 10% in Brazil and China, respectively.

Gross Margin

Gross margin increased $1.0 million or 6% principally due to higher sales volume.

North American gross margins decreased $0.1 million from $10.7 million or 31% of sales in fiscal 2018 to $10.6 million or 29% of sales in fiscal 2019 due to increased sales mix of lower margin precision measuring tools.

International gross margins increased $1.1 million from $7.3 million or 35% of sales in fiscal 2018 to $8.4 million or 38% of sales in fiscal 2019 based upon higher sales in both Brazil and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.1 million or 1% from $15.8 million in fiscal 2018 to $15.7 million in fiscal 2019.

North American expenses, including Corporate, increased 0.2 million from $9.2 million in fiscal 2018 to $9.4 million in fiscal 2019 due to higher incentive compensation.

International expenses decreased $0.3 million due principally to the weakening of the US dollar to the Brazilian Real.

Other Income (Expense)

Other expense increased $0.4 million from income of $0.1 million in fiscal 2018 to a $0.3 million loss in fiscal 2019 due to higher currency translation losses in fiscal 2019 and a litigation gain in fiscal 2018.

Income Taxes

The tax expense for the third quarter of fiscal 2019 was $1.0 million on a profit before tax of $3.0 million or an effective tax rate of 31%. The tax rate for the third quarter of fiscal 2019 was higher than the US statutory rate primarily due to GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. The tax expense for the third quarter of fiscal 2018 was $0.7 million on a profit before tax of $2.3 million or an effective tax rate of 30% due to the impact of the new tax legislation, which reduced the Company’s fiscal 2018 federal tax rate to 28%.

Net Income

The Company recorded net income of $2.1 million or $0.30 per basic share in the third quarter of fiscal 2019 compared to net income of $1.6 million or $0.23 per basic share in fiscal 2018 as higher pretax profits were partially offset due to a higher effective tax rate related to the new tax legislation enacted in December 2017.

Nine months ended March 31, 2019 and March 31, 2018

Overview

Net sales increased $8.1 million or 5% from $158.8 million in fiscal 2018 to $166.9 million in fiscal 2019. Operating income increased $4.2 million from $3.1 million in fiscal 2018 to $7.3 million in fiscal 2019 with higher gross margins of $3.4 million and a $0.8 million decrease in selling, general and administrative expenses.

Net Sales

North American sales increased $6.0 or 6% million from $94.9 million in fiscal 2018 to $100.9 million in fiscal 2019 due to strong gains in the core products, principally precision measuring tools.

International sales increased $2.1 million or 3.0% from $63.9 million in fiscal 2018 to $66.0 million in fiscal 2019 based upon strong organic growth in Brazil resulting in a constant currency increase of $10.7 million more than offsetting a $(7.3) million currency impact.

Gross Margin

Gross margin increased $3.4 million or 7% as a $6.8 million gain in constant dollars more than offset an unfavorable currency adjustment of $3.4 million.

North American gross margins increased $0.4 million as strong growth in precision measuring tools offset declines in high-end metrology equipment.

International gross margins increased $3.0 million as constant currency improvements in Brazil and China of $4.8 and $1.3 million respectively offset unfavorable currency adjustments of $3.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $0.8 million or 2% from $47.4 million in fiscal 2018 to $46.6 million in fiscal 2019.

North American expenses, including Corporate, increased $0.6 million or 2% due to increased employee benefit expenses and higher professional fees.

International expenses decreased $1.4 million or 7% principally due to currency as the strong U.S. dollar translates foreign currencies, particularly in Brazil, to lower U. S. dollars.

Other Income (Expense)

Other income declined $1.4 million as $1.0 million in income in fiscal 2018 related to litigation in Brazil compared to currency translation losses in fiscal 2019.

Income Taxes

The tax expense for the first nine months of fiscal 2019 was $2.4 million on pre-tax income of $7.0 million or an effective tax rate of 34%. The tax rate for the first nine months of fiscal 2019 was higher than the US statutory rate primarily due to GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. The tax expense for the first nine months of fiscal 2018 was $8.5 million on a profit before tax of $4.1 million or an effective tax rate of 209%. The tax expense includes a charge of $7.3 million resulting from the impact of the Tax Cuts and Jobs Act passed in December 2017. Without that charge, tax expense was $1.3 million or 31.5% of pre-tax income.

Net Income

The Company recorded net income of $4.6 million or $0.66 per basic share for the three quarters of fiscal 2019 compared to net loss of $4.5 million or $0.64 per basic share in fiscal 2018 due to higher pretax profits and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	03/31/2019	03/31/2018

Cash provided by operating activities	$4,652	$1,640
Cash provided by (used in) investing activities	(5,751)	(4,264)
Cash provided by (used in) financing activities	(825)	3,134
Effect of exchange rate changes on cash	(49)	327

Net increase (decrease) in cash	$(1,973)	$837

Fiscal 2019 net cash flows for the nine months ended March 31, 2019 decreased $2.0 million as increased cash from operations of $4.6 million was more than offset by capital expenditures of $5.8 million and net financing costs of $0.8 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $14.9 million was outstanding as of March 31, 2019.  Availability under the agreement is further reduced by open letters of credit totaling $0.9 million.  The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default.  As of March 31, 2019, the Company was in compliance with all its financial covenants. The Loan and Security Agreement was amended on January 30, 2018 to extend the Line of Credit for an additional three years until April 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2019 and 2018 was 4.0% and 3.2% respectively.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2019, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2019.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 1, 2019	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 1, 2019	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)