Form 10-K
period 2019-06-30
STARRETT L S CO
filed 2019-08-26
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐    Accelerated Filer  ☐

Non-Accelerated Filer  ☒    Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,181,987 and 710,238 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2018. On December 31, 2018, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $32,186,095.

There were 6,209,482 and 685,971 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 16, 2019.

The exhibit index is located on pages 54-55.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2019. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

TABLE OF CONTENTS

		Page Number
PART I

ITEM 1.	Business	4-6
ITEM 1A.	Risk Factors	6-8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8-9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	11-17
ITEM 8.	Financial Statements and Supplementary Data	18-48
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
ITEM 9A.	Controls and Procedures	48-50
ITEM 9B.	Other Information	51

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	51
ITEM 11.	Executive Compensation	52
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	52
ITEM 14.	Principal Accounting Fees and Services	53

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	53
ITEM 16.	Form 10-K Summary	54
EXHIBIT INDEX		54-55
SIGNATURES		56

All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I

Item 1 - Business

General

Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. The Company has a long history of global manufacturing experience and currently operates 4 major global manufacturing plants. The one domestic location is in Athol, Massachusetts (1880) and the international operations are located in Itu, Brazil (1956), Jedburgh, Scotland (1958) and Suzhou, China (1997). All subsidiaries principally serve the global manufacturing industrial base with concentration in the metalworking, construction, machinery, equipment, aerospace and automotive markets.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2019 (fiscal 2019), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

Products

The Company’s tools and instruments are sold throughout North America and in over 100 other countries. The largest consumer of these products is the manufacturing industry including metalworking, aerospace, medical, and automotive but other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For 139 years, the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact and in-process gaging such as optical, vision and laser measurement systems. The Company has expanded its product offering in the field of test and measurement equipment, with force measurement and material test equipment. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry. During fiscal 2015, the Company introduced material test systems consisting of hardware and cutting edge software with capacities up to 50KN, in addition to new manual and automated FOV (Field of View) measurement systems. These systems we believe will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities.

The Company’s saw and hand tool product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including a new line of hand tools for measuring, marking and layout that include tapes, levels, chalk lines and other products for the building trades. In fiscal 2016 and 2017, the Company introduced new products to its hand tool portfolio to extend its reach into the construction and retail trades. The continued focus on high performance, production band saw applications has resulted in the development of two new ADVANZ carbide tipped products MC5 and MC7 ideal for cutting ferrous materials (MC7) and non-ferrous metals and castings (MC5). These actions are aimed at positioning the Company for global growth in wide band products for production applications.

As one of the premier industrial brands, the Company continues to be focused on every touch point with its customers. To that end, the Company now offers modern, easy-to-use interfaces for distributors and end-users including interactive catalogs and several online applications.

Personnel

At June 30, 2019, the Company had 1,603 employees, approximately 51% of whom were domestic. This represents a net increase from June 30, 2018 of 31 employees. The headcount change included an increase of 2 domestically and 29 internationally.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2019, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China.  Certain large customers also offer their own private labels “own brand” that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance oriented applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 to the Company’s Consolidated Financial Statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog of the Company at any point in time is not significant, however, as of June 30, 2019 backorders were approximately $6.6 million or $3.4 million below fiscal 2018. Total inventories amounted to $61.8 million at June 30, 2019 and $58.0 million at June 30, 2018.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. It has for many years maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2019, 2018, and 2017 were approximately $3.7 million, $3.6 million, and $3.5 million, respectively.

The Company uses trademarks with respect to its products and considers its trademark portfolio to be one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental

Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. Specifically, the Company has taken steps to reduce, control and treat water discharges and air emissions. The Company takes seriously its responsibility to the environment and has embraced renewable energy alternatives and received approval from federal and state regulators in fiscal 2013 to begin using its new hydro – generation facility, an investment in excess of $1.0 million, at its Athol, MA plant to reduce its carbon footprint and energy costs.

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

Our strategic concentration is building a global brand and providing unique customer value propositions through technically supported application solutions for our customers. Our job is to recommend and produce the best suited standard product or to design and build custom solutions. The combination of the right tool for the job with value added service gives us a competitive advantage. The Company continues its focus on lean manufacturing, plant consolidations, global sourcing, new software and hardware technologies, and improved logistics to optimize its value chain.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 44% of consolidated sales for fiscal 2019.

SEC Filings and Certifications

The Company makes its public filings with the Securities and Exchange Commission “SEC”, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at its website, www.starrett.com, as soon as reasonably practicable after the Company files such material with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2019 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

During 2019, revenue from sales outside of the United States was $100.7 million, representing approximately 44% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

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

Currently, the Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates which increase the Company’s liability. The Company made contributions of $4.4 million in fiscal 2019, and $3.3 million in fiscal 2018 and will be required to make additional contributions in fiscal 2020 of $6.7 million. The Company could be required to provide more funding to the domestic plan in the future.  The Company froze the domestic defined benefit pension plan as of December 31, 2016. As a result of this decision, no future benefits will accrue to employees under that plan. The Company’s UK plan, which is also underfunded, required Company contributions of $1.0 million and $1.1 million during fiscal 2019 and 2018, respectively. The Company will be required to make a $1.0 million contribution to its UK pension plan in fiscal 2020.

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

We are subject to certain risks as a result of our financial borrowings. Under the Company’s credit facility with TD Bank, N.A., the Company is required to comply with certain financial covenants, including: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. The Company believes that it will be able to service its debt and comply with the financial covenants in future periods; however, it cannot be assured of results of operations or future credit and financial markets conditions. An event of default under the credit facility, if not waived, could prevent additional borrowing and could result in the acceleration of the Company’s debt. As of June 30, 2019, the Company was in compliance with all the covenants. The credit facility expires in April of 2021.

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

The Company-owned facility in Mt. Airy, NC consists of a complex of interconnected buildings totaling approximately 320,000 square feet. It is occupied by the Company’s Saw Division and a distribution center.

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

The Kinemetric Engineering Division occupies an 18,000 square foot leased facility in Laguna Hills, CA.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly dividend and high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2019, there were approximately 1,097 registered holders of Class A common stock and approximately 897 registered holders of Class B common stock.

Quarter Ended	Dividends	High	Low
September 2017	$0.10	$9.22	$6.85
December 2017	0.10	9.05	7.85
March 2018	-	8.95	6.75
June 2018	-	7.25	5.95
September 2018	-	6.70	5.96
December 2018	-	6.95	4.65
March 2019	-	8.48	5.40
June 2019	-	8.20	6.62

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors decided to suspend its quarterly dividend of $0.10 as of the quarter ended March 31, 2018.

In the fourth quarter of fiscal 2019, there were zero Class A shares and 1,725 Class B shares repurchased.

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

	BASE	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019

STARRETT	$100.00	$99.91	$82.26	$61.89	$47.15	$48.77
RUSSELL 2000	$100.00	$106.49	$99.32	$123.75	$145.49	$140.67
PEER GROUP	$100.00	$100.82	$98.21	$125.50	$139.67	$142.81

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2019	2018	2017	2016	2015
Net sales	$228,022	$216,328	$207,023	$209,685	$241,550
Net earnings (loss)	6,079	(3,633)	991	(14,130)	5,244
Basic earnings (loss) per share	0.87	(0.52)	0.14	(2.01)	0.75
Diluted earnings (loss) per share	0.87	(0.52)	0.14	(2.01)	0.75
Long-term debt	17,541	17,307	6,095	17,109	18,552
Total assets	190,087	182,286	192,665	201,598	212,272
Dividends per share	0.00	0.20	0.40	0.40	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

Fiscal 2019 Compared to Fiscal 2018

Overview

L. S. Starrett is a global manufacturing company with diversified product lines, multiple sales channels and broad geographic reach. Our core precision hand tool and saw product lines produced significant revenue and operating profit growth in fiscal 2019. This was a result of cost reductions relative to improved manufacturing processes and systems. The Company’s high-end metrology business experienced flat revenue and lower operating profits due to softening in automotive demand, slower growth in China and increased investments in research and development.

Net sales for fiscal 2019 increased $11.7 million or 5% compared to fiscal 2018. Excluding the effects of foreign currency of $10 million, sales revenue increased $21.7 million or 10%. Unit volume, new products and price increases, represented $13.6, $4.8 and $3.3 million, respectively of the sales growth.

Gross margins increased $5.3 million or 8% from $69.6 million to $74.9 million. As a percent of sales, gross margins increased 0.7%. North America and International increased $1.4 million and $3.9 million, respectively.

Selling, general and administrative expenses decreased $0.3 million from $64.0 million in fiscal 2018 to $63.7 million in fiscal 2019 as a $2.4 million increase in constant currency was offset by a $2.7 currency decline due to a weaker Brazilian Real and British Pound.

Operating income more than doubled, increasing $5.7 million from $5.5 million in fiscal 2018 to $11.2 million in fiscal 2019.

Net Sales

Net sales in North America increased $8.0 million or 6% from $128.4 million in fiscal 2018 to $136.4 million in fiscal 2019, principally due to a $7.3 million or 12% increase in precision hand tools.  International sales increased $3.7 million or 4% from $87.9 million in fiscal 2018 to $91.6 million in fiscal 2019 as a recovery from recession in Brazil resulted in a $4.5 million revenue improvement offsetting a $10 million reduction related to foreign currency losses. Excluding the aforementioned foreign currency impacts international sales increased $13.7 million.

Gross Margin

Gross margin in North America increased $1.4 million from $39.4 million in fiscal 2018 to $40.8 million in fiscal 2019 primarily due to increased revenue and improved margins for precision hand tools.  International gross margins increased $3.9 million from $30.2 million in fiscal 2018 to $34.1 million in fiscal 2019 based upon increased sales and reduced cost in Brazil.

Selling, General and Administrative Expenses

North American selling, general and administrative expenses, including Corporate expenses, increased $1.4 million or 4% principally due to higher selling and incentive pay expenses.   International selling, general and administrative expenses decreased $1.7 million or 6% due lower foreign exchange in Brazilian expenses.

Operating Profit

Operating profit improved $5.7 million as a result of increased sales revenues and lower costs in both North America and International.

Other Income (Expense)

As outlined in Notes 10 and 12 to the Consolidated Financial Statements, pension expense, excluding service cost, was reclassified to Other Income (Expense) for fiscal years 2019, 2018 and 2017. Other expense increased $1.0 million from $0.6 million in fiscal 2018 to an expense of $1.6 million in fiscal 2019 due primarily to income related to an international tax settlement of $1.1 million and the settlement of patent litigation of $0.7 in fiscal 2019.

Income Taxes

The income tax rate for fiscal 2019 was 36.7% on pre-tax income of $9.6 million. The tax rate is higher than the U. S. statutory rate as a result of the Global Intangible Low Taxed Income “GILTI” provisions, which became effective in fiscal 2019 as well as changes in the international mix of earnings, particularly in Brazil with a statutory rate of 34%.

The income tax rate for fiscal 2018 was 174.7% on pre-tax income of $4.9 million. This rate compares to a normalized statutory U. S. federal and state rate of 32%. The primary reason for the higher effective tax rate is due to the reduction of the deferred tax asset due to the change in tax rates enacted in the United States.

The Company continues to recognize the benefit of most U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized.

Fiscal 2018 Compared to Fiscal 2017

Overview

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations but has no forward currency contracts outstanding at June 30, 2019.  Net foreign monetary assets are approximately $12.9 million as of June 30, 2019.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments.    A 10% increase in interest rates would not have a material impact on our borrowing costs.  See Note 13 Debt to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $17.5 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2019	2018	2017
Cash provided by operating activities	$8,397	$4,055	$2,888
Cash used in investing activities	(7,227)	(5,762)	(3,839)
Cash (used in) provided by financing activities	(225)	1,708	(3,911)

The Company has a working capital ratio of 3.7 as of June 30, 2019 and 4.3 as of June 30, 2018 as higher accounts receivable and inventory balances were offset by increased accounts payable and accrued expenses.  Cash, accounts receivable and inventories represent 94% of current assets in both fiscal 2019 and fiscal 2018.  The Company had accounts receivable turnover of 6.6 in fiscal 2019 and 6.8 in fiscal 2018 and an inventory turnover ratio of 2.5 in both fiscal 2019 and in fiscal 2018.

Net cash provided by operations of $8.4 million in fiscal 2019 was principally due a $6.1 net earnings plus add back of non-cash expenses of depreciation and amortization of $7.3 million more than offsetting changes in working capital and pension funding.

The Company posted a $0.8 cash improvement in fiscal 2019 as $8.4 million provided by operations more than offset $7.2 million used in investing activities.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real. The Company uses a limited number of forward contracts to hedge some of this activity and a natural hedge strategy of paying for foreign purchases in local currency when economically advantageous.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations in the near term.  In addition to its cash and short-term investments, the Company has available a $23.0 million line of credit, of which, $0.9 million is reserved for letters of credit and $14.9 million was outstanding as of June 30, 2019.

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan, in January 2018 with changes that took effect on April 25, 2018. Borrowings under the Line of Credit may not exceed $23.0 million.  The agreement expires on April 30, 2021 and has an interest rate of LIBOR plus 1.5%.

Availability under the Credit Facility is subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Credit Facility in excess of $23.0 million. As of July 31, 2019, the Company had borrowings of $14.9 million under the Credit Facility.

The Credit Facility contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, and fundamental corporate changes, and certain customary events of default. The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.0, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.0 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  Upon the occurrence and continuation of an event of default, the lender may terminate the revolving credit commitment and require immediate payment of the entire unpaid principal amount of the Credit Facility. The Company was in compliance with all debt covenants as of June 30, 2019.

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

Revenue Recognition and Accounts Receivable: On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments “ASC Topic 606”, using the modified retrospective method. In addition, the Company elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on July 1, 2018 were changes in presentation within the Consolidated Balance Sheet. Therefore, while the Company made adjustments to certain opening balances on its July 1, 2018 Consolidated Balance Sheet, the Company made no adjustment to opening Retained Earnings. The impact of the adoption of ASC Topic 606 has been immaterial to its net income on an ongoing basis; however, adoption did increase the level of disclosures concerning net sales. Results for reporting periods beginning July 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.

The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The application of the FASB’s guidance on revenue recognition requires the Company to recognize as revenue the amount of consideration that the Company expects to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of June 30, 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative expense in the Consolidated Statements of Operations.

The allowance for doubtful accounts of $0.7 million at the end of fiscal 2019 compared to $1.3 million at the end of fiscal 2018 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company could be adversely affected.

Inventory Valuation:  The Company values inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out "LIFO" method for most U.S. inventories or the first-in, first-out "FIFO" method for all other inventories. The Company establishes reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedules accordingly.

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

Recoverability of the net book value of PP&E is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the asset group is expected to generate. Those cash flows may include an estimated salvage value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2019 which required management to perform an impairment analysis. (See also Note 9 Facility Closure to the Consolidated Financial Statements.)

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

Recoverability of the net book value of intangible assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the asset group is expected to generate. Estimating these cash flows requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2019 which required management to perform an impairment analysis.

Goodwill: Annually, or anytime when events suggest impairment may have occurred, the Company assesses the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company performed a quantitative analysis for its February 1, 2019 annual assessment of goodwill (commonly referred to as “Step One”) evaluation associated with its fiscal 2017 purchase of a private software company. The Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. Under the quantitative analysis, the fair value assessment of the goodwill of this reporting unit exceeded the carrying amount as of February 1, 2019. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

The Company performed a qualitative analysis for its October 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”) for its Bytewise reporting unit. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of October 1, 2018. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by evaluating the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of the Company’s deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the variable profitability of certain subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to realize our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations. (See also Note 11 Income Taxes to the Consolidated Financial Statements.)

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

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to market (MTM adjustment) accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income.  Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2019, 2018 and 2017 were $0.3 million, $0.1 million, and $0.2 million, respectively.

Calculation of pension and postretirement medical costs and obligations are dependent on actuarial assumptions.  These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. Effective December 31, 2013, the Company terminated eligibility for employees 55-64 years old in the Postretirement Medical Plan. (See also Note 12 Employee Benefit Plans to the Consolidated Financial Statements).

Cost of Goods Sold:  The Company includes costs of materials, direct and indirect labor and manufacturing overhead in cost of goods sold.  Included in these costs are inbound freight, personnel (manufacturing plants only), receiving costs, internal transferring, employee benefits (including service pension expense), depreciation and inspection costs.

Selling General and Administrative Expenses:  The Company includes distribution expenses in selling, general and administrative expenses.  Distribution expenses include shipping labor and warehousing costs associated with the storage of finished goods at each manufacturing facility.  The Company also includes costs for our dedicated distribution centers as selling expenses.  Employee benefits, including service pension expense attributable to personnel not involved in the manufacturing process, are also included in selling, general and administrative expenses.

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2020	2021- 2022	2023- 2024	Thereafter
Debt obligations	$21.6	$4.1	$17.5	$-	$-
Estimated interest on debt obligations	1.4	0.8	0.6	-	-
Operating lease obligations	8.1	2.4	3.3	1.3	1.1
Purchase obligations	15.7	13.6	1.5	0.6	-
Total	$46.8	$20.9	$22.9	$1.9	$1.1

Estimated interest on debt obligations is based on a standard 10-year loan amortization schedule for the $15.5 million term loan, and the current outstanding balance of the Company's credit line at the current effective interest rate through April 2021 when the current credit line agreement ends. (See Note 13 Debt to the Consolidated Financial Statements for additional details).

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 26, 2019 expressed an unqualified opinion.

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

Boston, Massachusetts

August 26, 2019

THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	6/30/19	6/30/18
ASSETS
Current assets:
Cash	$15,582	$14,827
Accounts receivable (less allowance for doubtful accounts of $685 and $1,277, respectively)	35,980	33,089
Inventories	61,790	58,039
Prepaid expenses and other current assets	6,623	7,273
Total current assets	119,975	113,228
Property, plant and equipment, net	36,679	36,514
Taxes receivable	1,666	1,820
Deferred tax assets, net	18,639	16,739
Intangible assets, net	8,460	9,317
Goodwill	4,668	4,668
Total assets	$190,087	$182,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,065	$3,655
Accounts payable	12,881	9,836
Accrued expenses	8,699	7,533
Accrued compensation	7,035	5,163
Total current liabilities	32,680	26,187
Other tax obligations	2,587	2,751
Long-term debt, net of current portion	17,541	17,307
Postretirement benefit and pension obligations	53,900	46,499
Other non-current liabilities	-	1,671
Total liabilities	106,708	94,415

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,206,525 outstanding at June 30, 2019 and 6,302,356 outstanding at June 30, 2018)	6,207	6,302
Class B common stock $1 par (10,000,000 shares authorized; 689,577 outstanding at June 30, 2019 and 720,447 outstanding at June 30, 2018)	690	720
Additional paid-in capital	55,276	55,641
Retained earnings	80,487	74,368
Accumulated other comprehensive loss	(59,281)	(49,160)
Total stockholders’ equity	83,379	87,871
Total liabilities and stockholders’ equity	$190,087	$182,286

 See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/19	6/30/18	6/30/17
Net sales	$228,022	$216,328	$207,023
Cost of goods sold	153,081	146,771	144,424
Gross margin	74,941	69,557	62,599
% of net sales	32.9%	32.2%	30.2%

Selling, general and administrative expenses	63,720	64,039	61,758
Restructuring charges	-	-	988
Operating income (loss)	11,221	5,518	(147)

Other expense, net	(1,611)	(653)	(1,404)
Gain on sale of building	-	-	3,089

Earnings before income taxes	9,610	4,865	1,538
Income tax expense	3,531	8,498	547

Net earnings (loss)	$6,079	$(3,633)	$991

Basic and diluted earnings (loss) per share	$0.87	$(0.52)	$0.14

Average outstanding shares used in per share calculations:
Basic	6,957	7,014	7,048
Diluted	7,026	7,014	7,081

Dividends per share	$0.00	$0.20	$0.40

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended
	6/30/19	6/30/18	6/30/17
Net earnings (loss)	$6,079	$(3,633)	$991
Other comprehensive (loss) income:
Currency translation (loss), net of tax	(593)	(5,603)	(1,436)
Pension and postretirement plans, net of tax of $(3,140), $1,908 and $1,896, respectively	(9,488)	6,428	3,416

Other comprehensive (loss) income	(10,081)	825	1,980

Total comprehensive (loss) income	$(4,002)	$(2,808)	$2,971

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, June 30, 2016	$6,250	$773	$55,227	$81,228	$(51,965)	$91,513

Total comprehensive income	-	-	-	991	1,980	2,971
Dividends ($0.40 per share)	-	-	-	(2,817)	-	(2,817)
Repurchase of shares	(35)	(8)	(343)	-	-	(386)
Issuance of stock	23	11	301	-	-	335
Stock-based compensation	16	-	394	-	-	410
Conversion	14	(14)	-	-	-	-
Balance, June 30, 2017	6,268	762	55,579	79,402	(49,985)	92,026

Total comprehensive (loss) income	-	-	-	(3,633)	825	(2,808)
Dividends ($0.20 per share)	-	-	-	(1,401)	-	(1,401)
Repurchase of shares	(58)	(8)	(497)	-	-	(563)
Issuance of stock	20	20	279	-	-	319
Stock-based compensation	18	-	280	-	-	298
Conversion	54	(54)	-	-	-	-
Balance, June 30, 2018	6,302	720	55,641	74,368	(49,160)	87,871

Total comprehensive income (loss)	-	-	-	6,079	(10,081)	(4,002)
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	(154)	(5)	(791)	-	-	(950)
Issuance of stock	-	15	66	-	-	81
Stock-based compensation	19	-	360	-	-	379
Conversion	40	(40)	-	-	-	-
Balance, June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379

Cumulative balance:
Currency translation loss, net of taxes					$(49,558)
Pension and postretirement plans, net of taxes					(9,723)
					$(59,281)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/19	6/30/18	6/30/17
Cash flows from operating activities:
Net earnings (loss)	$6,079	$(3,633)	$991
Non cash operating activities:
Gain on sale of building	-	-	(3,089)
Depreciation	5,047	5,462	5,368
Amortization	2,291	2,049	1,658
Stock-based compensation	379	298	410
Net long-term tax obligations	(20)	80	(132)
Deferred taxes	1,202	7,228	498
Postretirement benefit and pension obligations	1,000	876	2,387
Loss from equity method investment	-	-	307
Working capital changes:
Accounts receivable	(3,210)	(4,282)	3,863
Inventories	(4,204)	(3,461)	(2,498)
Other current assets	610	(822)	(1,192)
Other current liabilities	4,463	4,521	(523)
Prepaid pension expense	(5,766)	(4,761)	(5,481)
Other	526	500	321
Net cash provided by operating activities	8,397	4,055	2,888

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	-	(1,324)
Additions to property, plant and equipment	(5,765)	(4,345)	(4,574)
Software development	(1,462)	(1,417)	(1,262)
Proceeds from sale of building	-	-	3,321
Net cash (used in) investing activities	(7,227)	(5,762)	(3,839)

Cash flows from financing activities:
Proceeds from borrowings	4,300	6,797	500
Debt repayments	(3,656)	(3,444)	(1,543)
Proceeds from common stock issued	81	319	335
Repurchase of shares	(950)	(563)	(386)
Dividends paid	-	(1,401)	(2,817)
Net cash (used in) provided by financing activities	(225)	1,708	(3,911)
Effect of translation rate changes on cash	(190)	219	(325)
Net increase (decrease) in cash	755	220	(5,187)
Cash beginning of year	14,827	14,607	19,794
Cash end of year	$15,582	$14,827	$14,607
Supplemental cash flow information:
Interest paid	$884	$667	$635
Taxes paid, net	2,262	122	(136)
Non-cash investing and financing activity:
Liability for business acquisition	-	-	1,555

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Financial instruments and derivatives: The Company’s financial instruments include cash, accounts receivable and debt. The carrying value of cash and accounts receivable approximates fair value because of the short-term nature of these instruments. The carrying value of debt, which is at current market interest rates, also approximates its fair value.  The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The notional amounts of contracts outstanding as of both June 30, 2019 and June 30, 2018 were zero.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense (income) for bad debts amounted to $(0.1), $0.5, and $0.3 million in fiscal 2019, 2018 and 2017, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

Inventories: Inventories are stated at the lower of cost or market. “Market” is defined as “net realizable value,” or the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantially all United States inventories are valued using the last-in-first-out “LIFO” method.  All non-U.S. subsidiaries use the first-in-first-out “FIFO” method or the average cost method. LIFO is not a permissible method of inventory costing for tax purposes outside the U.S.

Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. Leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 840, “Leases” which establishes the four criteria of a capital lease.  At least one of the four following criteria must be met for a lease to be considered a capital lease:  a transfer of ownership of the property to the lessee by the end of the lease term; a bargain purchase option; a lease term that is greater than or equal to 75 percent of the economic life of the leased property; present value of the future minimum lease payments equals or exceeds 90 percent of the fair market value of the leased property.  If none of the aforementioned criteria are met, the lease will be treated as an operating lease. Property plant and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. A gain or loss is recorded, when individual fixed assets are retired or disposed. The construction in progress balances in buildings, building improvements and machinery and equipment at June 30, 2019 and June 30, 2018 were $1.9 million and $1.2 million, respectively.   Repairs and maintenance of equipment are expensed as incurred.

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

Recoverability of the net book value of long-lived assets is determined by comparison of the carrying amount to estimated future undiscounted net cash flows the asset group is expected to generate. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. No events or circumstances arose in fiscal 2019 and 2018 which required management to perform an impairment analysis.

Goodwill: Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill of two reporting units associated with the November 2011 acquisition of Bytewise and the February 2017 acquisition of a private software company. Bytewise is tested in October and the software reporting unit is tested in February. As of October 1, 2018, the Company performed a Step-Zero analysis of qualitative factors to determine whether the fair value of the Bytewise business is less than its carrying amount and as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. Based on the Company's analysis of qualitative factors, the Company determined that the fair value of the Bytewise goodwill exceeded its carrying amount, and that no goodwill impairment was determined to exist. As of February 1, 2018, the Company performed an analysis of quantitative factors to determine whether it was more likely than not that the fair value of the acquired software business exceeded its carrying amount. Based on the Company's analysis of quantitative factors, the Company determined that no impairment existed.

Revenue recognition: On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, the Company elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on July 1, 2018 were changes in presentation within the Consolidated Balance Sheet. Therefore, while the Company made adjustments to certain opening balances on its July 1, 2018 Consolidated Balance Sheet, the Company made no adjustment to opening Retained Earnings. The impact of the adoption of ASC Topic 606 has been immaterial to its net income on an ongoing basis; however, adoption did increase the level of disclosures concerning net sales. Results for reporting periods beginning July 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.

The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The application of the FASB’s guidance on revenue recognition requires the Company to recognize as revenue the amount of consideration that the Company expects to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of June 30, 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative expense in the Consolidated Statements of Operations.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the year ended June 30, 2019. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

The Company’s typical payment terms vary based on the customer, geographic region, and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is typically not significant. Amounts billed and due from the Company’s customers are classified as receivables on the Consolidated Balance Sheet. As the Company’s standard payment terms are usually less than one year, the Company has elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.

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

While unit prices are generally fixed, the Company provides variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. The Company utilizes the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives on the Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. The Company has concluded that its estimates of variable consideration are not constrained according to the definition within the new standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of June 30, 2019, the balance of the return asset is $0.1 million and the balance of the refund liability is $0.2 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.3 million at June 30, 2019.

Allowance for doubtful accounts: The allowance for doubtful accounts of $0.7 million at the end of fiscal 2019 compared to $1.3 million at the end of fiscal 2018 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company could be adversely affected.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed.  Advertising costs were expensed as follows: $5.0 million in fiscal 2019, $5.1 million in fiscal 2018 and $5.2 million in fiscal 2017 and are included in selling, general and administrative expenses.

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

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to-market (MTM adjustment) method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss).  Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for 2019, 2018 and 2017 were $0.3 million, $0.1 million, and $0.2 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $67.9 million of undistributed earnings of foreign subsidiaries as of June 30, 2019 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available, after consideration of U.S. Tax Reform and the dividends received deduction. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $3.7 million in fiscal 2019, $3.6 million in fiscal 2018, and $3.5 million in fiscal 2017.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 68,378, 23,771, and 32,674, of potentially dilutive common shares in fiscal 2019, 2018 and 2017, respectively, resulting from shares issuable under its stock based compensation plans. These additional shares are not used in the diluted EPS calculation in loss years.

Translation of foreign currencies: The financial statements of our foreign subsidiaries, where the local currency is the functional currency, are translated at exchange rates in effect on reporting dates, and income and expense items are translated at average rates or rates in effect on transaction dates as appropriate. The resulting foreign currency translation adjustments are charged or credited directly to the other comprehensive income (loss) as noted in the Consolidated Statements of Comprehensive Income (Loss).  Net foreign currency gains (losses) are disclosed in Note 10 Other Income and Expense.

Use of accounting estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to: the allowances for doubtful accounts receivable and returned goods; inventory allowances; income tax valuation allowances, goodwill, uncertain tax positions and pension obligations. Amounts ultimately realized could differ from those estimates.

Recently Adopted Accounting Standards:

The Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) in FY19: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (NPBC). This update requires that an employer disaggregate the service cost component from the other components of NPBC. In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the Consolidated Statement of Operations and prospectively, on and after the adoption date, for the capitalization of the service cost component of NPBC in assets. As required by the transition provisions of this update, the following table shows the impact of the adoption on the respective line items in the Consolidated Statement of Operations for 2019 and the reclassifications to the 2018 and 2017 fiscal year Consolidated Statement of Operations to retroactively apply classification of the service cost component and the other components of NPBC:

(Dollars in Thousands)	Increase (Decrease) to Net Income
	FY 2019	FY 2018	FY 2017
Cost of goods sold	$710	$582	$649
Selling, general and administrative expense	220	212	248
Other income (expense) net	(930)	(794)	(897)
	$-	$-	$-

Recently Issued Accounting Standards not yet Adopted:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The Company will adopt the new standard effective July 1, 2019.  ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The ASU will affect the presentation of lease related expenses on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows and will increase the required disclosures related to leases.  In July 2018, the FASB issued ASU No. 2018-10 and No. 2018-11, Leases (ASC 842). ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides entities with an option of an additional transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company elected the available practical expedients on adoption. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information. The standard will have a material impact on the Consolidated Balance Sheets, but will not have a material impact on the Consolidated Statements of Operations. The Company has evaluated the effect of the impact of the adoption of this standard and has determined the adoption will result in the recognition of additional right of use assets and lease liabilities of approximately $6.3 million for operating leases. The Company currently has no finance leases.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. For deferred tax items recognized in Accumulated Other Comprehensive Income (AOCI), changes in tax rates can leave amounts “stranded” in AOCI. Under ASU 2018-02, FASB has given companies an option to reclassify the stranded tax effects resulting from the tax law and tax rate changes under the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and requires companies to disclose whether they are or are not opting to reclassify the income tax effects from the new 2017 tax act. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations upon adoption.

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of June 30, 2019, there were 20,000 stock options and 197,002 restricted stock units outstanding. In addition, there were 230,033 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2019.

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

There were no stock options granted during fiscal years 2019, 2018 or 2017.

The weighted average contractual term for stock options outstanding as of June 30, 2019 was 3.5 years.  The aggregate intrinsic value of stock options outstanding as of June 30, 2019 was less than $0.1 million. There were 20,000 options exercisable as of June 30, 2019. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at the award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2019, the Company granted 67,000 RSU awards with fair values of $6.34 per RSU award, and there were no RSU’s forfeited. During the year ended June 30, 2018, the Company granted 62,000 RSU awards with fair values of $7.22 per RSU award. During the year ended June 30, 2017, the Company granted 45,000 RSU awards with fair values of $10.86 per RSU award.

There were 10,800 and 14,400 RSU awards settled in fiscal years 2019 and 2018 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2019 was $1.3 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2018 was $0.9 million. Compensation expense related to the 2012 Stock Incentive Plan was $232,000, $134,000 and $223,000 for fiscal 2019, 2018 and 2017 respectively. As of June 30, 2019, there was $1.7 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.3 million is expected to be recognized over a weighted average period of 1.5 years.

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

	Shares on Options	Weighted Average Exercise Price	Shares Available for Grant
Balance, June 30, 2016	63,915		389,844
Options granted	55,766	7.88	(55,766)
Options exercised	(10,893)	8.34	-
Options canceled	(31,503)		31,503
Balance, June 30, 2017	77,285		365,581
2012 Plan Expired	-		(365,581)
2017 Plan Authorized	-		500,000
Options granted	63,607	6.35	(63,607)
Options exercised	(17,561)	6.69	-
Options canceled	(52,816)		13,614
Balance, June 30, 2018	70,515		450,007
Options granted	55,227	5.45	(55,227)
Options exercised	(11,981)	5.72	-
Options canceled	(26,628)		18,087
Balance, June 30, 2019	87,133		412,867

The following information relates to outstanding options as of June 30, 2019:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2017	$2.76
2018	2.23
2019	2.28

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 40.69% – 46.85%, risk free interest rate – 2.18% – 2.94%, expected dividend yield - 0% - 1.73% and expected lives - 2 years. Compensation expense of $0.1 million, $0.1 million and $0.2 million has been recorded for fiscal 2019, 2018 and 2017, respectively.

Employee Stock Ownership Plan

On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income.  The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 are eligible to participate. There was no compensation expense for the ESOP in 2019, 2018 or 2017.

5. CASH

Cash held by foreign subsidiaries amounted to $8.9 million and $6.5 million at June 30, 2019 and June 30, 2018, respectively. Of the June 30, 2019 balance, $4.6 million in U.S. dollar equivalents was held in British Pounds Sterling and $2.6 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income and withholding tax consequences.

6.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2019	June 30, 2018
Raw materials and supplies	$26,106	$23,764
Goods in process and finished parts	17,464	18,423
Finished goods	41,500	40,739
	85,070	82,926
LIFO reserve	(23,280)	(24,887)
	$61,790	$58,039

LIFO inventories were $9.8 million and $8.4 million at June 30, 2019 and June 30, 2018, respectively, such amounts being approximately $23.3 million and $24.9 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $1.6 million decrease in cost of sales for the goods sold in fiscal 2019 compared to a $1.3 million decrease in fiscal 2018.

7. GOODWILL AND INTANGIBLES

The following table presents information about the Company’s goodwill and identifiable intangible assets on the dates indicated (in thousands):

	June 30, 2019			June 30, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$4,668	$-	$4,668	$4,668	$-	$4,668
Identifiable intangible assets	19,885	(11,425)	8,460	18,533	(9,216)	9,317

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2019	June 30, 2018
Non-compete agreements	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	8,952	7,600
Other intangible assets	325	325
Total	19,885	18,533
Accumulated amortization	(11,425)	(9,216)
Total net balance	$8,460	$9,317

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.  Amortization expense was $2.3 million, $2.0 million and $1.7 million for the year ended June 30, 2019, 2018 and 2017, respectively.

The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows (in thousands):

Fiscal Year
2020	$2,005
2021	1,602
2022	1,370
2023	1,016
2024	628
Thereafter	1,839
$8,460

Annually, or anytime when events suggest impairment may have occurred, the Company assesses the fair value of its goodwill to determine if the carrying amount of the goodwill is greater than the fair value. An impairment charge would be recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company performed a quantitative analysis for its February 1, 2019 annual assessment of goodwill (commonly referred to as “Step One” evaluation) associated with its fiscal 2017 purchase of a private software company. The Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value.

Under the quantitative analysis, the fair value assessment of the goodwill of this reporting unit exceeded the carrying amount as of February 1, 2019. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

The Company performed a qualitative analysis for its October 1, 2018 annual assessment of goodwill (commonly referred to as “Step Zero”) for its Bytewise reporting unit. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying amount as of October 1, 2018. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2019 and 2018 (in thousands):

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Land	$1,210	$-	$1,210
Buildings and building improvements	44,772	(30,427)	14,345
Machinery and equipment	117,386	(96,262)	21,124
Total	$163,368	$(126,689)	$36,679

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Land	$1,210	$-	$1,210
Buildings and building improvements	44,540	(29,774)	14,766
Machinery and equipment	117,573	(97,035)	20,538
Total	$163,323	$(126,809)	$36,514

There are no capital leases as of June 30, 2019 or June 30, 2018. Depreciation expense was $5.0 million, $5.5 million and $5.4 million for the years ended June 30, 2019, 2018 and 2017, respectively.

Operating lease expense was $2.4 million, $2.3 million and $2.3 million in fiscal 2019, 2018 and 2017, respectively. Future commitments under operating leases are as follows (in thousands):

Fiscal Year
2020	$2,434
2021	2,328
2022	943
2023	762
2024	502
Thereafter	1,092
$8,061

9. FACILITY CLOSURE

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller building. While no definitive date for this move has been set yet, the Company anticipates that the move will happen within the next 24 months. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of June 30, 2019, the carrying value of the building is $2.2 million, and based on comparable sale data sourced from the Company’s real estate broker the Company believes that the current fair value exceeds the carrying value. During fiscal 2018, the Company sold the inventory and equipment related to one of the product lines impacted by this decision. This sale resulted in a $0.1 million increase in earnings before income tax.

In addition to the impairment loss recognized in fiscal 2016, the Company incurred $988,000 in related restructuring charges, representing severance compensation, equipment installation and freight costs, in fiscal 2017.

10. OTHER INCOME AND (EXPENSE)

Other income and expense consists of the following (in thousands):

	2019	2018	2017
Interest income	$71	128	$399
Interest expense	(976)	(845)	(674)
Foreign currency gain (loss), net	(426)	(316)	(86)
(Loss) from equity investment	-	-	(307)
Brazil tax settlements	345	1,446	-
Patent lawsuit settlement	-	(666)	(100)
Sale of scrap material	110	70	71
Pension net periodic benefit cost (NPBC)	(930)	(794)	(897)
Other income (expense), net	195	324	190
	$(1,611)	(653)	$(1,404)

The impact of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on the respective line items in the Consolidated Statement of Earnings for fiscal 2018 and 2017 is disclosed in Note 2 (Summary of Significant Accounting Policies).

11. INCOME TAXES

Components of earnings (loss) before income taxes are as follows (in thousands):

	2019	2018	2017
Domestic operations	$1,507	$1,351	$(1,547)
Foreign operations	8,103	3,514	3,085
	$9,610	$4,865	$1,538

The provision for (benefit from) income taxes consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$(106)	$(991)	$(989)
Foreign	2,398	2,256	999
State	37	5	39
Deferred:
Federal	1,139	6,772	597
Foreign	(172)	(396)	(85)
State	235	852	(14)
	$3,531	$8,498	$547

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2019	2018	2017
Expected tax expense	$2,018	$1,365	$523
State taxes, net of federal effect	(5)	-	9
Foreign taxes, net of federal credits	(1,055)	(1,010)	(210)
Change in valuation allowance	1,744	2,074	(107)
Tax reserve adjustments	(66)	(38)	272
Return to provision and other adjustments	(57)	(72)	(17)
Losses not benefited	-	-	123
Tax rate change applied to deferred tax balances	(129)	6,324	315
Canada real estate gain deduction	-	-	(337)
Global intangible low taxed income	1,121	-	-
Other permanent items	(40)	(145)	(24)
Actual tax expense	$3,531	$8,498	$547

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

During the fiscal year ended June 30, 2018, the Company recognized a provisional tax expense of $6.3 million as a reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in its Consolidated Statement of Operations. During the fiscal year ended June 30, 2019, the Company has completed the accounting for the tax effects of the enactment of the Act. The Company recorded additional foreign tax credits of ($1.8) million which were offset by a valuation allowance, resulting in a nil adjustment to the provisional tax expense previously recorded.

The Company has incorporated the other impacts of tax reform that became effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit tax deductibility of expenses. For fiscal 2019, the GILTI provisions have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. In general, this foreign income will effectively be taxed at an additional 10.5% tax rate reduced by any available current year foreign tax credits. The ability to benefit foreign tax credits may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income and other potential limitations within the foreign tax credit calculation.

The tax rate of 36.7% on pre-tax income of $9.6 million in the year ended June 30, 2019 is higher than the U.S. statutory rate primarily as a result of the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory tax rate of 34%.

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

Net deferred tax assets at June 30, 2019 are $18.6 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to U.S. operations. U.S. net deferred assets are $22.4 million with a valuation allowance of $6.6 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforward that will expire in the near future.

Key positive evidence considered include: a) cumulative domestic profitability in 2019 and 2018; b) cost saving plans are being implemented by the Company; c) indefinite federal loss carryforward periods and d) forecasted domestic profits for future years. The negative evidence considered is that fiscal years 2017 showed domestic book and tax losses.

In fiscal 2019, the valuation allowance increased by $1.7 million primarily due to an increase in foreign tax credits that became available as a result of the one-time transition tax on foreign earnings, in excess of the limitation on their use as a result of the Company’s overall domestic loss recapture. In fiscal 2018, the valuation allowance increased by $2.1 million primarily due to an increase in foreign tax credits in excess of the limitation on their use as a result of the Company’s overall domestic loss recapture resulting from the decreased federal tax rate and state net operating losses that will expire unutilized.

Deferred income taxes at June 30, 2019 and 2018 are attributable to the following (in thousands):

	2019	2018
Deferred tax assets (liabilities):
Inventories	$1,361	$1,214
Employee benefits (other than pension)	840	700
Book reserves	601	504
Federal NOL, various carryforward periods	66	551
State NOL, various carryforward periods	1,224	1,034
Foreign NOL, various carryforward periods	309	148
Foreign tax credit carryforward, expiring 2023 – 2028	7,329	5,563
Pension benefits	10,289	8,881
Retiree medical benefits	1,778	1,622
Depreciation	(17)	113
Intangibles	(630)	(410)
Federal research and development and AMT credit carryforward	786	638
Other	1,446	1,180
Total deferred tax assets	25,382	21,738
Valuation allowance	(6,743)	(4,999)
Net deferred tax asset	$18,639	$16,739

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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at June 30, 2016	$(10,820)
Increase for tax positions taken during the current period	(813)
Effect of exchange rate changes	38
Decrease relating to lapse of applicable statute of limitations	7
Balance at June 30, 2017	(11,588)

Increase for tax positions taken during the current period	(287)
Increase for tax positions taken during the prior period	(67)
Effect of exchange rate changes	130
Decrease relating to lapse of applicable statute of limitations	930
Balance at June 30, 2018	(10,882)

Increase for tax positions taken during the current period	(215)
Decrease for tax positions taken during the prior period	5
Effect of exchange rate changes	16
Decrease relating to lapse of applicable statute of limitations	137
Balance at June 30, 2019	$(10,939)

As of June 30, 2019, 2018 and 2017, the Company has unrecognized tax benefits of $10.9 million, $10.9 million, and $11.6 million, respectively, of which $5.6 million, $5.4 million and $7.3 million, respectively, would favorably impact the effective tax rate if recognized.

The long-term tax obligations as of June 30, 2019, 2018 and 2017 relate primarily to transfer pricing adjustments. The Company has also recorded a non-current tax receivable for $1.7 million and $1.8 million at June 30, 2019 and 2018, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

The Company has identified uncertain tax positions at June 30, 2019 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by an immaterial amount. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked an immaterial amount in fiscal 2019 for interest expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2016 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses and credits carried forward from earlier years are still subject to review and adjustment. As of June 30, 2019, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2014 through 2018.

The federal tax loss carryforward of $0.3 million has an unlimited carryforward period. The state tax loss carryforwards tax effected benefit of $1.2 million expires at various times beginning in 2021. The Company has state tax credit carryforwards of $0.4 million that expire in the years 2020 through 2034. The foreign tax credit carryforward of $7.3 million expires in the years 2023 through 2028. The research and development tax credit carryforward of $0.8 million expires in the years 2029 through 2039. The foreign tax loss carryforwards of $0.3 million can be carried forward indefinitely.

At June 30, 2019, the estimated amount of total unremitted earnings of foreign subsidiaries is $67.9 million. The Company received a cash dividend from foreign subsidiaries of $2.0 million in fiscal 2017 out of earnings for those years. The Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, no estimate of the unrecognized deferred taxes related to these earnings has been made. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income and withholding tax consequences.

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

The total cost of all such plans for fiscal 2019, 2018 and 2017 was $2.8 million, $2.7 million and $3.9 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $1.7 million, $1.8 million and $1.3 million in fiscal 2019, 2018 and 2017, respectively.

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

In fiscal 2020, the Company will use an expected long-term rate of return assumption of 5.0% for the U.S. domestic pension plan, and 2.6% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2019 and 2018, the Company used a discount rate assumption of 4.3% and 3.9% for the U.S. plan and 2.8% and 2.7% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2019, the U.S. plans will require a $6.7 million contribution in fiscal 2020 and the U.K. plan will require a $1.0 million contribution in fiscal 2020.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2019	2018
Asset category:
Cash equivalents	2%	1%
Fixed income	31%	27%
Equities	35%	34%
Mutual and pooled funds	32%	38%
	100%	100%

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

The tables below show the portfolio by valuation category as of June 30, 2019 and June 30, 2018 (in thousands).

June 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$1,818	$-	$-	$1,818	2%
Fixed Income	-	38,232	-	38,232	31%
Equities	41,629	1,482	-	43,111	35%
Mutual & Pooled Funds	2,362	36,510	-	38,872	32%
Total	$45,809	$76,224	$-	$122,033	100%

June 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$945	$-	$-	$945	1%
Fixed Income	-	32,303	-	32,303	27%
Equities	38,988	1,521	-	40,509	34%
Mutual & Pooled Funds	8,880	36,056	-	44,936	38%
Total	$48,813	$69,880	$-	$118,693	100%

Included in equity securities at June 30, 2019 and 2018 are shares of the Company’s common stock having a fair value of $4.6 million and $4.8 million, respectively.

U.S. and U.K. Plans Combined:

The status of these defined benefit plans is as follows (in thousands):

	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$159,213	$169,696	$175,233
Service cost	-	-	1,405
Interest cost	6,013	6,077	6,246
Plan curtailment	-	-	(4,170)
Exchange rate changes	(1,697)	707	(909)
Benefits paid	(7,217)	(6,489)	(6,902)
Actuarial (gain) loss	13,368	(10,778)	(1,207)
Benefit obligation at end of year	$169,680	$159,213	$169,696

Change in plan assets
Fair value of plan assets at beginning of year	118,693	117,778	115,015
Actual return on plan assets	6,589	2,545	5,302
Employer contributions	5,413	4,366	5,000
Benefits paid	(7,217)	(6,489)	(6,902)
Exchange rate changes	(1,445)	493	(637)
Fair value of plan assets at end of year	122,033	118,693	117,778
Funded status at end of year	$(47,647)	$(40,520)	$(51,918)
Amounts recognized in balance sheet
Current liability	$(324)	$(67)	$(63)
Noncurrent liability	(47,323)	(40,453)	(51,855)
Net amount recognized in balance sheet	$(47,647)	$(40,520)	$(51,918)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(15,590)	(4,038)	(12,131)
Amounts not yet recognized as a component of net periodic benefit cost	(15,590)	(4,038)	(12,131)
Accumulated net periodic benefit cost in excess of contributions	(32,057)	(36,482)	(39,787)
Net amount recognized	$(47,647)	$(40,520)	$(51,918)

Components of net periodic benefit cost
Service cost	$-	$-	$1,405
Interest cost	6,013	6,077	6,246
Expected return on plan assets	(5,129)	(5,140)	(5,173)
Recognized actuarial loss	284	26	107
Net periodic benefit cost	$1,168	$963	$2,585

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$-
Net loss	(38)	(28)	(26)

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$169,680	$159,213	$169,696
Accumulated benefit obligation	$169,680	$159,213	$169,696
Fair value of assets	$122,033	$118,693	$117,778

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$116,277	$124,138	$130,863
Service cost	-	-	1,405
Interest cost	4,854	4,804	4,994
Plan curtailment	-	-	(4,170)
Benefits paid	(5,565)	(4,786)	(5,106)
Actuarial (gain) loss	10,814	(7,879)	(3,848)
Benefit obligation at end of year	$126,380	$116,277	$124,138

Weighted average assumptions – benefit obligation
Discount rate	3.56%	4.27%	3.92%
Rate of compensation increase	n/a	n/a	Varies

Change in plan assets
Fair value of plan assets at beginning of year	$82,140	$81,928	$81,910
Actual return on plan assets	4,132	1,645	1,079
Employer contributions	4,443	3,353	4,045
Benefits paid	(5,565)	(4,786)	(5,106)
Fair value of plan assets at end of year	85,150	82,140	81,928
Funded status at end of year	$(41,230)	$(34,137)	$(42,210)

Amounts recognized in balance sheet
Current liability	$(324)	$(67)	$(63)
Noncurrent liability	(40,906)	(34,070)	(42,147)
Net amount recognized in balance sheet	$(41,230)	$(34,137)	$(42,210)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.27%	3.92%	3.77%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	5.00%	5.00%	5.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service cost	$-	$-	$-
Accumulated loss	(13,196)	(2,731)	(8,254)
Amounts not yet recognized as a component of net periodic benefit cost	(13,196)	(2,731)	(8,254)
Accumulated contributions less than net periodic benefit cost	(28,034)	(31,406)	(33,956)
Net amount recognized	$(41,230)	$(34,137)	$(42,210)

Components of net periodic benefit cost
Service cost	$-	$-	$1,405
Interest cost	4,854	4,804	4,994
Expected return on plan assets	(4,067)	(4,026)	(4,046)
Recognized actuarial loss	284	26	107
Net periodic benefit cost	$1,071	$804	$2,460

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service cost	$-	$-	$-
Net loss	(38)	(28)	(26)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$126,380	$116,277	$124,138
Accumulated benefit obligation	$126,380	$116,277	$124,138
Fair value of assets	$85,150	$82,140	$81,928

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$42,936	$45,558	$44,370
Interest cost	1,159	1,273	1,252
Exchange rate changes	(1,697)	707	(909)
Benefits paid	(1,652)	(1,703)	(1,796)
Actuarial (gain) loss	2,554	(2,899)	2,641
Benefit obligation at end of year	$43,300	$42,936	$45,558

Weighted average assumptions - benefit obligation
Discount rate	2.39%	2.80%	2.73%
Rate of compensation increase	n/a	n/a	n/a

Change in plan assets
Fair value of plan assets at beginning of year	$36,553	$35,850	$33,105
Actual return on plan assets	2,457	900	4,223
Employer contributions	970	1,013	954
Benefits paid	(1,652)	(1,703)	(1,796)
Exchange rate changes	(1,445)	493	(636)
Fair value of plan assets at end of year	36,883	36,553	35,850
Funded status at end of year	$(6,417)	$(6,383)	(9,708)
Amounts recognized in balance sheet
Current liability	$—	$—	$—
Noncurrent liability	(6,417)	(6,383)	(9,708)
Net amount recognized in balance sheet	$(6,417)	$(6,383)	$(9,708)

Weighted average assumptions – net periodic benefit cost

Discount rate	2.80%	2.73%	3.00%
Rate of compensation increase	n/a	n/a	n/a
Return on plan assets	2.98%	3.01%	3.59%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Prior service cost	$—	$—	$—
Accumulated loss	(2,394)	(1,307)	(3,877)
Amounts not yet recognized as a component of net periodic benefit cost	(2,394)	(1,307)	(3,877)
Accumulated net periodic benefit cost in excess of contributions	(4,023)	(5,076)	(5,831)
Net amount recognized	$(6,417)	$(6,383)	$(9,708)

Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	1,159	1,273	1,252
Expected return on plan assets	(1,062)	(1,114)	(1,127)
Amortization of net loss	—	—	—
Net periodic benefit cost	$97	$159	$125

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$—	$—	$—

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$43,300	$42,936	$45,558
Accumulated benefit obligation	$43,300	$42,936	$45,558
Fair value of assets	$36,883	$36,553	$35,850

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$6,385	$7,086	$7,381
Service cost	72	85	85
Interest cost	265	270	269
Benefits paid	(346)	(388)	(483)
Actuarial (gain) loss	554	(668)	(166)
Benefit obligation at end of year	$6,930	$6,385	$7,086

Weighted average assumptions: benefit obligations
Discount rate	3.56%	4.27%	3.92%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	346	388	483
Benefits paid, net of employee contributions	(346)	(388)	(483)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(353)	$(339)	$(370)
Non-current postretirement benefit obligation	(6,577)	(6,046)	(6,716)
Net amount recognized in balance sheet	$(6,930)	$(6,385)	$(7,086)

Weighted average assumptions – net periodic benefit cost
Discount rate	4.27%	3.92%	3.77%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$2,777	$3,314	$3,851
Accumulated gain (loss)	(1,452)	(928)	(1,696)
Amounts not yet recognized as a component of net periodic benefit cost	1,325	2,386	2,155
Net periodic benefit cost in excess of accumulated contributions	(8,255)	(8,771)	(9,241)
Net amount recognized	$(6,930)	$(6,385)	$(7,086)

Components of net periodic benefit cost
Service cost	$72	$85	$85
Interest cost	265	270	269
Amortization of prior service credit	(537)	(537)	(673)
Amortization of accumulated loss	30	99	121
Net periodic benefit cost	$(170)	$(83)	$(198)

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$537	$537	$537
Net loss	(83)	(30)	(99)
	$454	$507	$438

Healthcare cost trend rate assumed for next year	6.30%	6.60%	6.60%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2037	2037	2037

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2019	2018	2017
Effect on total of service and interest cost	$-	$-	$-
Effect on postretirement benefit obligation	1	1	2

	1% Decrease
	2019	2018	2017
Effect on total of service and interest cost	$-	$-	$-
Effect on postretirement benefit obligation	(1)	(1)	(2)

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2020	$8,006	$354
2021	8,011	354
2022	8,134	358
2023	8,978	363
2024	8,373	353
2025-2029	53,635	2,228
	$95,137	$4,010

 13. DEBT

Debt is comprised of the following (in thousands):

	June 30, 2019	June 30, 2018
Short-term and current maturities
Loan and Security Agreement	$1,765	$1,688
Other	2,300	1,967
Long-term debt
Loan and Security Agreement, net of current portion	17,541	17,307
Total debt	$21,606	$20,962

Future maturities of debt are as follows (in thousands):

Fiscal Year
2020	4,065
2021	16,746
2022	795
2023	-
2024	-
Thereafter	-
Total	$21,606

The Company completed the negotiations for an amended Loan and Security Agreement, which includes a Line of Credit and a term loan, and executed the new agreement as of January 30, 2018 in order to extend the maturity date of the Line of Credit.  Borrowings under the Line of Credit may not exceed $23.0 million.  The maturity date is now April 30, 2021 and it has an interest rate of LIBOR plus 1.5%.  The effective interest rate under the agreement for fiscal 2019 was 4.08%.

The material financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), cannot exceed 2.25 to 1; 2) annual capital expenditures cannot exceed $15.0 million; 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1 and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time. As of June 30, 2019, the Company was in compliance with all the covenants. The Company expects to be able to meet the covenants in future periods.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a new $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten-year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.   As of June 30, 2019, $4.4 million of the term loan was outstanding.

Availability under the Line of Credit is subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the borrowing base will consistently produce availability under the Line of Credit in excess of $23.0 million.  As of June 30, 2019, the Company had borrowings of $14.9 million under this facility. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The Company has one standby letter of credit totaling $0.9 million which reduces the $23.0 million available Line of Credit to $22.1 million.  As of June 30, 2019, the Company has approximately $7.2 million available on the Line of Credit.

The obligations under the Credit Facility are unsecured. In the event of certain triggering events, such obligations would become secured by the assets of the Company’s domestic subsidiaries. A triggering event occurs when the Company fails to achieve any of the financial covenants noted above in consecutive quarters.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank and totaled $3.5 million. The Santander loan of $1.5 million had a term of 180 days and a rate of 4.19% and the Bradesco loan of $2.0 million had a term of 360 days and a rate of 4.75%. The Santander loan was paid off in fiscal year 2018. In March 2019, the Company’s Brazilian subsidiary again refinanced the $1.3 million balance on the Bradesco loan splitting the amount between Bradesco, and Santander. The new Santander loan of $0.8 million is due in February 2020 and has a rate of 5.3% and the new Bradesco loan of $0.5 million in due in March 2020, and has a rate of 4.27%. In April 2019 the Brazilian subsidiary refinanced the Bradesco loan for $1.0 million due April 2020 at rate of 4.0%. As of June 30, 2019, the outstanding balance of all Brazilian loans was $2.3 million.

Brazil also has an unused line of credit of $0.5 million at June 30, 2019.

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

16. CONCENTRATIONS OF CREDIT RISK

The Company believes it has no significant concentrations of credit risk as of June 30, 2019. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

The North American segment’s operations include all manufacturing and sales in the United States, Canada and Mexico. The International segment’s operations include all locations outside North America, primarily in Brazil, United Kingdom and China. The chief operating decision maker, who is the Company’s CEO, reviews operations on a geographical basis and decisions about where to invest the Company’s resources are made based on the current results and forecasts of operations in those geographies. Since the markets for the Company’s products are sufficiently different in North America than they are in the rest of the world and in view of the significant impact that currency fluctuation plays outside the United States on the revenue of the Company, the Company’s business review separates North America from operations outside North America. For this reason, the Company is reflecting two operating segments that align with management’s review of operations and decisions to allocate resources.

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

	Year Ended June 30, 2019
	North America	International	Unallocated	Total
Sales[1]	$136,387	$91,635	$-	$228,022
Operating income	9,468	8,043	(6,290)	11,221
Capital expenditures and software development	3,617	3,610	-	7,227
Depreciation and amortization	5,022	2,316	-	7,338
Current assets[4]	41,188	63,205	15,582	119,975
Long-lived assets[5]	35,638	14,168	20,306	70,112

	Year Ended June 30, 2018
	North America	International	Unallocated	Total
Sales[2]	$128,442	$87,886	$-	$216,328
Operating income Capital expenditures and software development	3,426	2,336	-	5,762
Depreciation and amortization	4,923	2,588	-	7,511
Current assets[4]	37,546	60,855	14,827	113,228
Long-lived assets[5]	37,489	13,010	18,559	69,058

	Year Ended June 30, 2017
	North America	International	Unallocated	Total
Sales[3]	$124,606	$82,417	$-	$207,023
Restructuring charges	(82)	(906)	-	(988)
Operating loss	6,910	393	(7,450)	(147)
Capital expenditures and software development	2,765	3,071	-	5,836
Depreciation and amortization	4,551	2,475	-	7,026
Current assets[4]	33,555	61,961	14,607	110,123
Long-lived assets[5]	39,199	14,684	28,659	82,542

1 Excludes $4,879 of North American segment intercompany sales to the International segment and $16,187 intercompany sales of the International segment to the North American segment.

2 Excludes $6,468 of North American segment intercompany sales to the International segment and $14,239 intercompany sales of the International segment to the North American segment.

3 Excludes $7,902 of North American segment intercompany sales to the International segment and $11,677 intercompany sales of the International segment to the North American segment.

4 Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents.

5 Long lived assets consist of property, plant and equipment, net taxes receivable, deferred tax assets, net intangible assets and goodwill.

Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales
	Year Ended June 30,
	2019	2018	2017
North America
United States	$127,359	$119,226	$115,562
Canada & Mexico	9,028	9,216	9,044
	136,387	128,442	124,606
International
Brazil	54,324	49,726	45,614
United Kingdom	24,042	25,099	24,954
China	7,370	7,323	6,873
Australia & New Zealand	5,899	5,738	4,976
	91,635	87,886	82,417
Total Sales	$228,022	$216,328	$207,023

Long-lived Assets
	Year Ended June 30,
	2019	2018	2017
North America
United States	$35,594	$37,437	$39,131
Canada & Mexico	44	52	68
	35,638	37,489	39,199
International
Brazil	10,067	8,662	10,111
United Kingdom	2,046	1,876	1,976
China	1,944	2,346	2,426
Australia & New Zealand	111	126	171
	14,168	13,010	14,684

Total Long Lived Assets	$49,806	$50,499	$53,883

18. QUARTERLY FINANCIAL DATA (unaudited)  (in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2017	$51,818	$16,685	$640	$426	$0.06
December 2017	52,124	16,076	1,097	(6,521)	(0.93)
March 2018	54,834	18,217	2,337	1,637	0.23
June 2018	57,552	18,579	791	825	0.12
	$216,328	$69,557	$4,865	$(3,633)	$(0.52)
September 2018	$51,901	$16,659	$942	$584	$0.08
December 2018	56,532	18,548	2,991	1,926	0.27
March 2019	58,498	19,155	3,045	2,088	0.30
June 2019	61,091	20,579	2,632	1,481	0.22
	$228,022	$74,941	$9,610	$6,079	$0.87

19. RELATED PARTY TRANSACTIONS

In the fourth quarter of fiscal 2016, Mr. Guilherme Camargo was appointed Operations Manager of Armco do Brasil S.A. (Armco.) Armco is the largest supplier of steel to our subsidiary in Brazil. Mr. Camargo is the son of Salvador de Camargo, who was the president of our subsidiary in Brazil. Mr. De Camargo retired from the Company effective June 30, 2018. The Company made annual purchases from Armco of $3.8 million and $5.1 million in fiscal 2018 and 2017, respectively. The Company had no accounts payable to Armco as of June 30, 2018, and $0.2 million as of June 30, 2017.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting during the fourth quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2019 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated August 26, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 26, 2019

Item 9B - Other Information

The Company is filing its fiscal 2019 10-K as a non-accelerated flier. A non-accelerated filer is not required to perform Sarbanes Oxley testing of Internal Controls over Financial Reporting. However, the Company has engaged its independent registered public accounting firm to perform an integrated audit.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 2019 (the “2019 Proxy Statement”), which will be mailed to stockholders on or about September 10, 2019. The information in that portion of the 2019 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	67	2001	President and CEO and Director
Francis J. O’Brien	72	2009	Chief Financial Officer and Treasurer
Anthony M. Aspin	66	2000	Vice President Sales

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

Anthony M. Aspin was previously Vice President of Sales and retried from the Company on August 1, 2019.

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

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2019 Proxy Statement, and is hereby incorporated by reference.

On July 15, 2010, the Company entered into a Change of Control Agreement with Francis J. O’Brien.  The terms of Mr. O’Brien’s Agreement are described in section H in the Company’s 2019 Proxy Statement, which is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2017 Employees’ Stock Purchase Plan (“2017 Plan”) as of June 30, 2019. The 2017 Plan was approved by stockholders at the Company’s 2017 annual meeting and shares of Class A or Class B common stock may be issued under the 2017 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	87,133	$5.80	412,867
Equity compensation plans not approved by security holders	—	—	—
Total	87,133	$5.80	412,867

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2019 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of directors and officers:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Directors and Officers” in Section I of Part I in the Company’s 2019 Proxy Statement. These portions of the 2019 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2019 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2019 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2019 and June 30, 2018.

Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2019.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2019.

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended June 30, 2019.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2019.

Notes to Consolidated Financial Statements

2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2019	$1,277	$(91)	$(5)	$(496)	$685
Year Ended June 30, 2018	946	539	(71)	(137)	1,277
Year Ended June 30, 2017	887	284	(23)	(202)	946

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2019	$4,999	$1,744	$-	$-	$6,743
Year Ended June 30, 2018	2,922	2,077	-	-	4,999
Year Ended June 30, 2017	5,246	117	1	(2,442)	2,922

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

10h	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10i	Form of Change in Control Agreement, executed by the Company and Francis J. O’Brien on July 15, 2010, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10j

Form of Non-Compete Agreement, dated as of January 16, 2009, executed separately by the Company and each of  Francis J. O’Brien, and Douglas A Starrett on July 15, 2010, and January 16, 2009, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10k*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10l*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, dated December 31, 2013 is hereby incorporated by reference.

10m*

The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10n*

The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10o

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

10t

Amendment dated January 26, 2015 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, filed with Form 10-K for the year ended June 30, 2015, is hereby incorporated by reference.

10u

Amendment dated January 30, 2018 to the Loan and Security Agreement dated as of June 30, 2009 by and among the Company, certain subsidiaries of the Company, and TD Bank, N.A., as lender, is filed herewith.

10v*

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

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/ Francis J. O’Brien
Francis J. O’Brien Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: Aug. 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, Aug. 26, 2019 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, Aug. 26, 2019 Director

By: /S/ Francis J. O’Brien	/S/TERRY A. PIPER
Francis J. O’Brien , Aug. 26, 2019 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Terry A. Piper, Aug. 26, 2019 Director

/S/RICHARD B. KENNEDY	/S/RUSSELL D. CARREKER
Richard B. Kennedy, Aug. 26, 2019	Russell D. Carreker, Aug. 26, 2019
Director	Director

/S/DAVID A. LEMOINE	/S/CHRISTOPHER C. GAHAGAN
David A. Lemoine, Aug. 26, 2019	Christopher C. Gahagan, Aug. 26, 2019
Director	Director