Form 10-Q
period 2019-09-30
STARRETT L S CO
filed 2019-10-31
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	October 25, 2019

Class A Common Shares	6,273,368

Class B Common Shares	678,272

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2019 (unaudited) and June 30, 2019	3

		Consolidated Statements of Operations – three months ended September 30, 2019 and 2018 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three months ended September 30, 2019 and 2018 (unaudited)	5

		Consolidated Statements of Stockholders' Equity –three months ended September 30, 2019 and 2018 (unaudited)	6

		Consolidated Statements of Cash Flows – three months ended September 30, 2019 and 2018 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-17

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 1A.	Risk Factors	20

	Item 6.	Exhibits	21

SIGNATURES			22

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data) (unaudited)

	09/30/2019	06/30/2019

ASSETS
Current assets:
Cash	$10,510	$15,582
Accounts receivable (less allowance for doubtful accounts of $633 and $685, respectively)	31,340	35,980
Inventories	64,525	61,790
Prepaid expenses and other current assets	6,739	6,623
Total current assets	113,114	119,975

Property, plant and equipment, net	37,078	36,679
Right of use assets	5,779	-
Taxes receivable	1,633	1,666
Deferred tax assets, net	18,341	18,639
Intangible assets, net	8,305	8,460
Goodwill	4,668	4,668
Total assets	$188,918	$190,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$3,979	$4,065
Current lease liability	1,903	-
Accounts payable	11,799	12,881
Accrued expenses	7,192	8,699
Accrued compensation	5,474	7,035
Total current liabilities	30,347	32,680

Other tax obligations	2,523	2,587
Long-term lease liability	3,922	-
Long-term debt, net of current portion	19,088	17,541
Postretirement benefit and pension obligations	52,436	53,900
Total liabilities	108,316	106,708

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,269,669 outstanding at September 30, 2019 and 6,206,525 outstanding at June 30, 2019)	6,270	6,207
Class B Common stock $1 par (10,000,000 shares authorized; 681,971 outstanding at September 30, 2019 and 689,577 outstanding at June 30, 2019)	682	690
Additional paid-in capital	55,425	55,276
Retained earnings	81,265	80,487
Accumulated other comprehensive loss	(63,040)	(59,281)
Total stockholders' equity	80,602	83,379
Total liabilities and stockholders’ equity	$188,918	$190,087

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended
	09/30/2019	09/30/2018

Net sales	$52,114	$51,901
Cost of goods sold	34,411	35,242
Gross margin	17,703	16,659
% of Net sales	34.0%	32.1%

Selling, general and administrative expenses	16,258	15,723

Operating income	1,445	936

Other income (expense)	(169)	6

Income before income taxes	1,276	942

Income tax expense	498	358

Net income (loss)	$778	$584

Basic income (loss) per share	$0.11	$0.08
Diluted income (loss) per share	$0.11	$0.08

Weighted average outstanding shares used in per share calculations:
Basic	6,904	7,025
Diluted	7,006	7,083

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended
	09/30/2019	09/30/2018

Net income (loss)	$778	$584
Other comprehensive income (loss):
Currency translation (loss), net of tax	(3,739)	(1,571)
Pension and postretirement plans, net of tax	(20)	-
Other comprehensive income (loss)	(3,759)	(1,571)

Total comprehensive income (loss)	$(2,981)	$(987)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2019 and 2018

(in thousands except per share data) (unaudited)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379
Total comprehensive income (loss)	-	-	-	778	(3,759)	(2,981)
Repurchase of shares	-	(2)	(8)	-	-	(10)
Stock-based compensation	57	-	157	-	-	214
Conversion	6	(6)	-	-	-	-
Balance September 30, 2019	$6,270	$682	$55,425	$81,265	$(63,040)	$80,602

Accumulated balance consists of:
Translation loss, net of taxes					$(53,297)
Pension and postretirement plans, net of taxes					(9,743)
					$(63,040)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871
Total comprehensive income (loss)	-	-	-	584	(1,571)	(987)
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	-	(2)	(11)	-	-	(13)
Issuance of stock	-	2	10	-	-	12
Stock-based compensation	17	-	90	-	-	107
Conversion	10	(10)	-	-	-	-
Balance September 30, 2018	$6,329	$710	$55,730	$74,992	$(50,771)	$86,990

Accumulated balance consists of:
Translation loss, net of taxes					$(50,537)
Pension and postretirement plans, net of taxes					(234)
					$(50,771)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	3 Months Ended
	09/30/2019	09/30/2018

Cash flows from operating activities:

Net income	$778	$584

Non-cash operating activities:
Depreciation	1,212	1,260
Amortization	575	577
Stock-based compensation	214	107
Net long-term tax obligations	26	44
Deferred taxes	141	75
Postretirement benefit and pension obligations	30	161

Working capital changes:
Accounts receivable	3,087	1,604
Inventories	(5,091)	(1,078)
Other current assets	(428)	(696)
Other current liabilities	(2,796)	(770)
Prepaid pension expense	(1,281)	(1,197)
Other	49	234
Net cash provided by (used in) operating activities	(3,484)	905

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,625)	(721)
Software development	(399)	(362)
Net cash provided by (used in) investing activities	(3,024)	(1,083)

Cash flows from financing activities:
Proceeds from borrowing	2,500	-
Debt repayments	(1,039)	(608)
Proceeds from common stock issued	-	12
Shares repurchased	(10)	(13)
Net cash provided by (used in) financing activities	1,451	(609)

Effect of exchange rate changes on cash	(15)	(24)

Net increase (decrease) in cash	(5,072)	(811)
Cash, beginning of period	15,582	14,827
Cash, end of period	$10,510	$14,016

Supplemental cash flow information:
Interest paid	$269	$185
Income taxes paid, net	594	775

Supplemental disclosure of non-cash activities:
Recognition of right-of-use assets	6,149	-
Recognition of operating lease liability	6,149	-

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. Our “fiscal year” begins July 1st and ends June 30th.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2019 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Note 2: Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2019. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in unallocated in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended September 30, 2019
Sales[1]	$31,009	$21,105	$-	$52,114
Operating Income (Loss)	$2,206	$1,163	$(1,924)	$1,445

Three Months ended September 30, 2018
Sales[2]	$30,200	$21,701	$-	$51,901
Operating Income (Loss) [3]	$373	$2,119	$(1,556)	$936

1.	Excludes $968 of North American segment intercompany sales to the International segment, and $4,242 of International segment intercompany sales to the North American segment.

2.	Excludes $1,134 of North American segment intercompany sales to the International segment, and $3,320 of International segment intercompany sales to the North American segment.

3.

As a result of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the respective line items in the Consolidated Statement of Earnings for Fiscal 2019 have been reclassified.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of September 30, 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three months ended September 30, 2019 and 2018. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

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

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of September 30, 2019, the balance of the return asset is $0.1 million and the balance of the refund liability is $0.2 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Unaudited Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.4 million at September 30, 2019 recorded in Accounts Payable on the Consolidated Balance Sheets.

Disaggregation of Revenue

The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	09/30/19	09/30/18
North America
United States	$28,624	$27,947
Canada & Mexico	2,385	2,253
	31,009	30,200
International
Brazil	12,822	12,367
United Kingdom	5,231	6,017
China	1,514	1,708
Australia & New Zealand	1,538	1,609
	21,105	21,701

Total Sales	$52,114	$51,901

Note 4: Recent Accounting Pronouncements

The Company adopted, prospectively, Accounting Standards Codification 842, Leases ("ASC 842") July 1, 2019.  As a result, the Company updated its significant accounting policies for leases below. Refer to Note 5 Commitments and Contingencies for additional information related to the Company's lease arrangements and the impact of the adoption of ASC 842 on the Company's Consolidated Financial Statements.

The Company has leased buildings, manufacturing equipment and autos that are classified as operating lease right-of use "ROU" assets and operating lease liabilities in the Company's Consolidated Balance Sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.

The Company estimates its incremental borrowing rate for its leases using a portfolio approach based on the respective weighted average term of the agreements. The estimation considers the market rates of the Company's outstanding borrowings and rates of external outstanding borrowings including market comparisons. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales, general and administrative expenses.

The standard was effective for Starrett beginning this fiscal year. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense. The Company determines if an arrangement is a lease at the inception of a contract. Operating lease ROU assets and operating lease liabilities are stated separately in the Consolidated Balance Sheet.

In preparation for adoption of the standard, the Company has implemented internal controls such as updated accounting policies and expanded data gathering procedures to comply with the additional disclosure requirements. The adoption had a material impact on our Consolidated Balance Sheets, but did not have a material impact on our Consolidated Statements of Operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Adoption of this standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases and had the following impact to the reported results as of June 30, 2019 on our Consolidated Financial Statements:

Dollars in Thousands Consolidated Balance Sheet	As Reported June 30, 2019	New Lease Standard Adjustment	Adjusted July 1, 2019

Right-of-Use Asset	-	$6,149	$6,149
Current portion of operating lease obligations	-	$1,798	$1,798
Operating long term lease obligations	-	$4,351	$4,351

The Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) in FY19: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (NPBC). This update requires that an employer disaggregate the service cost component from the other components of NPBC. In addition, only the service cost component will be eligible for capitalization. The Company amended the U.S. defined benefit pension plan to freeze benefit accurals effective December 31, 2016.  Consequently, the Plan is closed to new participants and current participants no longer earn additional benefits. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the Consolidated Statement of Operations and prospectively. The Consolidated Statement of Operations and related disclosure are recorded accordingly.

The retrospective reclassification to FY 2019 by quarter follows (in thousands):

	Increase (Decrease) to Net Income
	Q1 FY19	Q2 FY19	Q3 FY19	Q4 FY19	FY2019
Cost of goods sold	$127	$127	$127	$329	$710
Selling, general and administrative	41	41	41	97	220
Other income (expense) net	(168)	(168)	(168)	(426)	(930)
	$-	$-	$-	$-	$-

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. For deferred tax items recognized in Accumulated Other Comprehensive Income (AOCI), changes in tax rates can leave amounts “stranded” in AOCI. Under ASU 2018-02, FASB has given companies an option to reclassify the stranded tax effects resulting from the tax law and tax rate changes under the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. The Company declined the reclassification option upon adopting this standard July 1, 2019. The new standard did not have a material impact on the Company’s financial position and results of operations upon adoption.

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

Note 5: Commitments and Contingencies

Operating lease cost amounted to $0.6 million for  the three months ended September 30, 2019. As of September 30, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases, in thousands, are as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,779	$5,825	$6,984

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.5 years. As of September 30, 2019, the Company’s financing leases are di minimis.

Supplemental cash flows information related to leases for the three months ended September 30, 2019 was $6.1 million. The Company entered into one equipment operating lease commitment in the three months ended September 30, 2019. At September 30, 2019, the Company had the following fiscal year minimum operating lease commitments:

Three months ending September 30, 2019	Operating Lease Commitments
2020 remaining	$1,743
2021	2,151
2022	845
2023	718
2024	702
Thereafter	825
Subtotal	$6,984
Imputed interest	(1,159)
Total	5,825

The aggregate lease payments for operating leases as of June 30, 2019 were as follows (in thousands):

Fiscal Year
2020	$2,434
2021	2,328
2022	943
2023	762
2024	502
Thereafter	1,092
$8,061

Note 6:  Stock-based Compensation

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2019, there were 20,000 stock options and 212,507 restricted stock units outstanding. In addition, there were 169,533 shares available for grant under the 2012 Stock Plan as of September 30, 2019.

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

No stock options were granted during the three months ended September 30, 2019 and 2018.

The weighted average contractual term for stock options outstanding as of September 30, 2019 was 3.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2019 was less than $0.1 million.  Stock options exercisable as of September 30, 2019 were 20,000.  In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 60,500 RSU awards with a fair value of $5.52 per RSU granted during the three months ended September 30, 2019. There were 44,995 RSUs settled, and no RSUs forfeited during the three months ended September 30, 2019.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2019 was $1.2 million. As of September 30, 2019, all vested awards had been issued and settled.

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

Compensation expense related to all stock based plans for the three month periods ended September 30, 2019 and 2018 was $0.1 million, and $0.1 million respectively.  As of September 30, 2019, there was $1.9 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.4 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.5 million is expected to be recognized over a weighted average period of 2.1 years.

Note 7:   Inventories

Inventories consist of the following (in thousands):	09/30/2019	6/30/2019
Raw material and supplies	$27,718	$26,106
Goods in process and finished parts	16,374	17,464
Finished goods	43,760	41,500
	87,852	85,070
LIFO Reserve	(23,327)	(23,280)
	$64,525	$61,790

LIFO inventories were $11.9 million and $9.8 million at September 30, 2019 and June 30, 2019, respectively, such amounts being approximately $23.3 million and $23.3 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a de minimis change in cost of sales for the three months ended September 30, 2019 compared to a $0.3 million decrease for the three months ended September 30, 2018.

Note 8:   Goodwill and Intangible Assets

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

Amortizable intangible assets consist of the following (in thousands):

	09/30/2019	6/30/2019
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	9,351	8,952
Other intangible assets	325	325
Total	20,284	19,885
Accumulated amortization	(11,979)	(11,425)
Total net balance	$8,305	$8,460

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets.

The estimated aggregate amortization expense for the remainder of fiscal 2020 and thereafter, is as follows (in thousands):

2020, remaining	1,486
2021	1,724
2022	1,492
2023	1,151
2024	858
2025	514
Thereafter	1,080
$8,305

Note 9:  Pension and Post-retirement Benefits

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

Net periodic benefit costs for all of the Company's defined benefit pension plans are recorded in Other income (expense) in the Consolidated Statements of Operations and consist of the following (in thousands):

	Three Months Ended
	09/30/2019	09/30/2018
Service cost	$-	$-
Interest cost	1,349	1,506
Expected return on plan assets	(1,294)	(1,284)
Amortization of net loss	10	7
	$65	$229

Net periodic benefit costs for the Company's Postretirement Medical Plan are recorded in Other income (expense) except the Service cost component recoded in operations in the Consolidated Statements of Operations and consists of the following (in thousands):

	Three Months Ended
	09/30/2019	09/30/2018
Service cost	$18	$18
Interest cost	60	66
Amortization of prior service credit	(134)	(134)
Amortization of net loss	21	7
	$(35)	$(43)

For the three month period ended September 30, 2019, the Company contributed $1.0 million to the U.S. and $0.2 million to the UK pension plans. The Company estimates that it will contribute an additional $6.5 million for the remainder of fiscal 2020.

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

Note 10:   Debt

Debt is comprised of the following (in thousands):

	09/30/2019	6/30/2019
Short-term and current maturities
Loan and Security Agreement	$1,785	$1,765
Other loans	2,194	2,300
	3,979	4,065
Long-term debt
Loan and Security Agreement, net of current portion	19,088	17,541
	$23,067	$21,606

The Company amended its Loan and Security Agreement, which includes a Line of Credit and a Term Loan (“Credit Facility”), in January 2018.  Borrowings under the Line of Credit may not exceed $23.0 million.  The Line of Credit has an interest rate of LIBOR plus 1.5%, and expires on April 30, 2021.  The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended September 30, 2019 and 2018 was 3.9% and 3.8%, respectively. As of September 30, 2019, $16.9 million was outstanding on the Line of Credit.

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

The financial covenants of the amended Loan and Security Agreement are: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash plus liquid investments of not less than $10.0 million at any time.  As of September 30, 2019, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $4.0 million at September 30, 2019.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank. In February 2019, the Company’s Brazilian subsidiary, again, began refinancing debt among Santander, Bradesco and Brazil Bank as follows (in thousands) as of 9/30/2019:

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Santander	5.30%	February 2019	February 2020	$432
Bradesco	4.27%	March 2019	March 2020	262
Bradesco	4.00%	April 2019	April 2020	1,000
Brazil Bank	3.11%	September 2019	September 2020	500
				$2,194

Note 11:   Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Other impacts of tax reform that became effective for the Company beginning in fiscal 2019 include the provisions related to Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), and limitation on tax deductibility of interest expenses.

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

The tax expense for the first quarter of fiscal 2020 was $0.5 million on a profit before tax of $1.3 million (an effective tax rate of 39%). The tax expense for the first quarter of fiscal 2019 was $0.4 million on profit before tax of $0.9 million (an effective tax rate of 38%). The tax rate for both fiscal 2020 and fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. The first quarter of fiscal 2020 also includes a discrete tax expense of $0.1 million relating to adjustments to the fourth quarter of fiscal 2019 balances.

U.S. Federal tax returns for years prior to fiscal 2016 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of September 30, 2019, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

Note 12:  Contingencies

The Company is involved in certain legal matters, which arise, in the normal course of business. These matters are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 13:  Facility Closure

The Company decided in January 2018 to significantly reduce the operations in its facility in Mt. Airy, North Carolina, and move most operations to a smaller building. The Company is also considering selling the facility with a lease back provision to accommodate remaining operations. While there are no definitive plans set yet, the Company believes that the sale could happen within the current fiscal year, yet based on past experience, the immediate sale is not probable. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of September 30, 2019, the carrying value of the building is $2.1 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months Ended September 30, 2019 and September 30, 2018

Overview

The Company generally experiences a slow first quarter on a fiscal year basis and fiscal 2020 was no exception. Geo-political concerns significantly dampened manufacturing activity and the corresponding reaction in the Company’s distribution channels to reduced inventory levels negatively impacted incoming orders. Despite flat sales, gross margins improved $1.0 million to 34% of sales in fiscal 2020 compared to 32.1% in fiscal 2019. The key drivers for the better performance were the Company’s North American based metrology businesses.

Net sales increased $0.2 million. Operating income increased $0.5 million as higher gross margins more than offset increased Selling, General and Administrative expenses. Net income increased $0.2 million from a net income of $0.6 million or $0.08 per share in fiscal 2019 to net income of $0.8 million or $0.11 per share in fiscal 2020.

Net Sales

North American sales increased $0.8 million or 3% from $30.2 million in fiscal 2019 to $31.0 million in fiscal 2020 as a $1.1 million or 14% increase in high-end metrology products negated a modest $0.3 million decline in saw products. International sales declined $0.6 million or 3% from $21.7 million in fiscal 2019 to $21.1 million in fiscal 2020 due to a softening of the European economy and a weakening of the British Pound against the U. S. dollar.

Gross Margin

Gross margins in fiscal 2020 increased $1.0 million to 34% of sales compared to 32.1% in fiscal 2019. North American gross margins increased $1.5 million in fiscal 2020 due to higher sales of higher margin capital equipment and improved margins in core products. International gross margins decreased $0.5 million as compared to fiscal principally due to higher saw and hand tool material costs in Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 3%. North American expenses were level as a $0.4 million decline in divisional expenses was offset set by a $0.4 million increase in Corporate expenses related to professional fees. International expenses increased $0.5 million primarily due to higher selling expenses in Brazil.

Other Income (expense)

Other expense increased $0.2 million due to higher interest expense and currency translation losses.

Income Tax Expense

The tax expense for the first quarter of fiscal 2020 was $0.5 million on a profit before tax of $1.3 million (an effective tax rate of 39%). The tax expense for the first quarter of fiscal 2019 was $0.4 million on profit before tax of $0.9 million (an effective tax rate of 38%). The tax rate for both fiscal 2020 and fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. The first quarter of fiscal 2020 also includes a discrete tax expense of $0.1 million relating to adjustments to the fourth quarter of fiscal 2019 balances.

Net earnings (loss)

The Company recorded net earnings of $0.8 million or $0.11 per share in the first quarter of fiscal 2020 compared to net income of $0.6 million or $0.08 per share in fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	09/30/2019	09/30/2018

Cash provided by (used in) operating activities	$(3,484)	$905
Cash provided by (used in) investing activities	(3,024)	(1,083)
Cash provided by (used in) financing activities	1,451	(609)
Effect of exchange rate changes on cash	(15)	(24)

Net increase (decrease) in cash	$(5,072)	$(811)

Net cash decreased $5.1 million as decreases in working capital and capital investment more than offset a net increase in debt of $1.5 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations. In addition to its cash and investments, the Company maintains a $23 million line of credit in connection with its Loan and Security Agreement, of which, $16.9 million was outstanding as of September 30, 2019. Availability under the agreement is further reduced by open letters of credit totaling $0.9 million. The Loan and Security Agreement contains financial covenants with respect to leverage, tangible net worth, and interest coverage, and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions and fundamental corporate changes, and certain customary events of default. As of September 30, 2019, the Company was in compliance with all debt covenants related to its loan and Security Agreement. The Loan and Security Agreement expires on April 30, 2021.

The effective interest rate on the short term borrowings under the Loan and Security Agreement during the three months ended September 30, 2019 was 3.9%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2019, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

In preparation for adoption of ASC 842 Leases, the Company has implemented internal controls such as updated accounting policies and expanded data gathering procedures to comply with the additional disclosure requirements. There were no other changes during the fiscal quarter ended September 30, 2019 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors.  The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements.  You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2019. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2019.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	October 31, 2019	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	October 31, 2019	/S/R. Francis J. O’Brien
Francis J. O’Brien - Treasurer and CFO (Principal Accounting Officer)