Form 10-Q
period 2019-12-31
STARRETT L S CO
filed 2020-01-31
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	January 24, 2020
Class A Common Shares	6,279,632
Class B Common Shares	681,219

 THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – December 31, 2019 (unaudited) and June 30, 2019	3

		Consolidated Statements of Operations – three and six months ended December 31, 2019 and December 31, 2018 (unaudited)	4

		Consolidated Statements of Comprehensive Income (Loss) – three and six months ended December 31, 2019 and December 31, 2018 (unaudited)	5

		Consolidated Statements of Stockholders' Equity – three and six months ended December 31, 2019 and 2018 (unaudited)	6

		Consolidated Statements of Cash Flows - six months ended December 31, 2019 and December 31, 2018 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-18

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information:

	Item 1A.	Risk Factors	22

	Item 6.	Exhibits	23

SIGNATURES			24

PART I.              FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets (unaudited)

(in thousands except share data)

	12/31/2019	06/30/2019

ASSETS
Current assets:
Cash	$9,382	$15,582
Accounts receivable (less allowance for doubtful accounts of $685 and $685, respectively)	33,992	35,980
Inventories	65,110	61,790
Prepaid expenses and other current assets	6,420	6,623
Total current assets	114,904	119,975

Property, plant and equipment, net	38,364	36,679
Right of use assets	5,507	-
Taxes receivable	1,706	1,666
Deferred tax assets, net	18,145	18,639
Intangible assets, net	8,110	8,460
Goodwill	4,668	4,668
Total assets	$191,404	$190,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$4,154	$4,065
Current lease liability	2,027	-
Accounts payable	11,730	12,881
Accrued expenses	7,879	8,699
Accrued compensation	4,819	7,035
Total current liabilities	30,609	32,680

Other tax obligations	2,746	2,587
Long-term lease liability	3,544	-
Long-term debt, net of current portion	18,628	17,541
Postretirement benefit and pension obligations	51,258	53,900
Total liabilities	106,785	106,708

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,279,632 outstanding at December 31, 2019 and 6,206,525 outstanding at June 30, 2019)	6,280	6,207
Class B Common stock $1 par (10,000,000 shares authorized; 681,219 outstanding at December 31, 2019 and 689,577 outstanding at June 30, 2019)	681	690
Additional paid-in capital	55,522	55,276
Retained earnings	82,525	80,487
Accumulated other comprehensive loss	(60,389)	(59,281)
Total stockholders' equity	84,619	83,379
Total liabilities and stockholders’ equity	$191,404	$190,087

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations (unaudited)

(in thousands except per share data)

	3 Months Ended		6 Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Net sales	$56,864	$56,532	$108,978	$108,433
Cost of goods sold	38,228	37,984	72,639	73,226
Gross margin	18,636	18,548	36,339	35,207
% of net sales	32.8%	32.8%	33.3%	32.5%

Selling, general and administrative expenses	15,874	15,100	32,132	30,823

Operating income	2,762	3,448	4,207	4,384

Other expense	(887)	(457)	(1,056)	(451)

Income before income taxes	1,875	2,991	3,151	3,933

Income tax expense	615	1,065	1,113	1,423

Net income	$1,260	$1,926	$2,038	$2,510

Basic income per share	$0.18	$0.27	$0.29	$0.36
Diluted income per share	$0.18	$0.27	$0.29	$0.35

Weighted average outstanding shares used in per share calculations:
Basic	6,955	7,018	6,930	7,022
Diluted	7,015	7,067	7,011	7,077

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

 (in thousands)

	3 Months Ended		6 Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Net income	$1,260	$1,926	$2,038	$2,510
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	2,674	696	(1,065)	(875)
Pension and postretirement plans, net of tax	(23)	-	(43)	-
Other comprehensive income (loss)	2,651	696	(1,108)	(875)

Total comprehensive income	$3,911	$2,622	$930	$1,635

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

For the Three and Six-Month Period Ended December 31, 2019 and 2018

(in thousands except per share data) (unaudited)

For the Three and Six-Month Period Ended December 31, 2019

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379
Total comprehensive income (loss)	-	-	-	778	(3,759)	(2,981)
Repurchase of shares	-	(2)	(8)	-	-	(10)
Stock-based compensation	57	-	157	-	-	214
Conversion	6	(6)	-	-	-	-
Balance September 30, 2019	$6,270	$682	$55,425	$81,265	$(63,040)	$80,602

Total comprehensive income	-	-	-	1,260	2,651	3,911
Repurchase of shares	-	-	(3)	-	-	(3)
Issuance of stock	-	7	30	-	-	37
Stock-based compensation	2	-	70	-	-	72
Conversion	8	(8)	-	-	-	-
Balance December 31, 2019	$6,280	$681	$55,522	$82,525	$(60,389)	$84,619

Accumulated balance consists of:
Translation loss					$(50,624)
Pension and postretirement plans, net of taxes					(9,765)
					$(60,389)

For the Three and Six-Month Period Ended December 31, 2018

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total

Balance June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871
Total comprehensive income (loss)	-	-	-	584	(1,571)	(987)
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	-	(2)	(11)	-	-	(13)
Issuance of stock	-	2	10	-	-	12
Stock-based compensation	17	-	90	-	-	107
Conversion	10	(10)	-	-	-	-
Balance September 30, 2018	$6,329	$710	$55,730	$74,992	$(50,771)	$86,990

Total comprehensive income	-	-	-	1,926	696	2,622
Repurchase of shares	(154)	(1)	(766)	-	-	(921)
Issuance of stock	-	6	22	-	-	28
Stock-based compensation	2	-	65	-	-	67
Conversion	5	(5)	-	-	-	-
Balance December 31, 2018	$6,182	$710	$55,051	$76,918	$(50,075)	$88,786

Accumulated balance consists of:
Translation loss					$(49,841)
Pension and postretirement plans, net of taxes					(234)
					$(50,075)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	6 Months Ended
	12/31/2019	12/31/2018

Cash flows from operating activities:
Net income	$2,038	$2,510
Non-cash operating activities:
Depreciation	2,430	2,561
Amortization	1,109	1,155
Stock-based compensation	286	174
Net long-term tax obligations	192	111
Deferred taxes	484	532
Postretirement benefit and pension obligations	58	323
Working capital changes:
Accounts receivable	1,825	1,118
Inventories	(4,088)	(3,294)
Other current assets	41	(1,393)
Other current liabilities	(3,784)	1,160
Prepaid pension expense	(2,933)	(2,498)
Other	85	347
Net cash (used in) provided by operating activities	(2,257)	2,806

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,663)	(1,877)
Software development	(718)	(695)
Net cash used in investing activities	(5,381)	(2,572)

Cash flows from financing activities:
Proceeds from borrowing	3,989	1,000
Debt repayments	(2,813)	(1,534)
Proceeds from common stock issued	37	40
Shares repurchased	(13)	(934)
Net cash (used in) provided by financing activities	1,200	(1,428)

Effect of exchange rate changes on cash	238	(206)

Net decrease in cash	(6,200)	(1,400)
Cash, beginning of period	15,582	14,827
Cash, end of period	$9,382	$13,427

Supplemental cash flow information:
Interest paid	$502	$428
Income taxes paid, net	1,180	1,221

Supplemental disclosure of non-cash activities:
Recognition of right-of-use assets	6,149	-
Recognition of operating lease liability	6,149	-

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Consolidated Financial Statements (unaudited)

December 31, 2019

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim financial statements have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.

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

Note 2: Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2019. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2019
Sales[1]	$33,098	$23,766	$-	$56,864
Operating Income (Loss)	$2,547	$1,725	$(1,510)	$2,762

Three Months ended December 31, 2018
Sales[2]	$34,628	$21,904	$-	$56,532
Operating Income (Loss) [3]	$3,081	$1,741	$(1,374)	$3,448

1.	Excludes $1,049 of North American segment intercompany sales to the International segment, and $3,855 of International segment intercompany sales to the North American segment.

2.	Excludes $1,047 of North American segment intercompany sales to the International segment, and $3,744 of International segment intercompany sales to the North American segment.

3.

As a result of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the respective line items in the Consolidated Statement of Operations for Fiscal 2019 have been reclassified.

	North American Operations	International Operations	Unallocated	Total
Six Months ended December 31, 2019
Sales[1]	$64,106	$44,872	$-	$108,978
Operating Income (Loss)	$4,751	$2,889	$(3.433)	$4,207

Six Months ended December 31, 2018
Sales[2]	$64,828	$43,605	$-	$108,433
Operating Income (Loss) [3]	$3,453	$3,860	$(2,929)	$4,384

1.	Excludes $2,016 of North American segment intercompany sales to the International segment, and $8,097 of International segment intercompany sales to the North American segment.

2.	Excludes $2,180 of North American segment intercompany sales to the International segment, and $7,063 of International segment intercompany sales to the North American segment.

3.

As a result of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the respective line items in the Consolidated Statement of Operations for Fiscal 2019 have been reclassified.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No revenue was deferred as of December 31, 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment, saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three and six months ended December 31, 2019 and 2018. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

The Company’s typical payment terms vary based on the customer, geographic region, and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is typically not significant. Amounts billed and due from the Company’s customers are classified as accounts receivables on the Consolidated Balance Sheets. As the Company’s standard payment terms are usually less than one year, the Company has elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.

The Company’s customers take delivery of goods, and they are recognized as revenue at the time of transfer of control to the customer, which is usually at the time of shipment, unless otherwise specified in the customer contract or purchase order. This determination is based on applicable shipping terms, as well as the consideration of other indicators, including timing of when the Company has a present right to payment, when physical possession of products is transferred to customers, when the customer has the asset, and provisions in contracts regarding customer acceptance.

While unit prices are generally fixed, the Company provides variable consideration for certain customers, typically in the form of promotional incentives at the time of sale. The Company utilizes the most likely amount to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued expenses on the Unaudited Consolidated Balance Sheets. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. The Company has concluded that its estimates of variable consideration are not constrained according to the definition within the new standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of December 31, 2019, the balance of the return asset is $0.1 million and the balance of the refund liability is $0.2 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Unaudited Consolidated Balance Sheet. The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.6 million at December 31, 2019 located in Accounts Payable in the Consolidated Balance Sheets.

Disaggregation of Revenue

The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	12/31/19	12/31/18	12/31/19	12/31/18
North America
United States	$31,085	$32,413	$59,708	$60,360
Canada & Mexico	2,013	2,215	4,398	4,468
	33,098	34,628	64,106	64,828
International
Brazil	15,000	12,519	27,822	24,886
United Kingdom	5,372	5,657	10,603	11,673
China	1,653	2,052	3,167	3,761
Australia & New Zealand	1,741	1,676	3,280	3,285
	23,766	21,904	44,872	43,605

Total Sales	$56,864	$56,532	$108,978	$108,433

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

The Company estimates its incremental borrowing rate for its leases using a portfolio approach based on the respective weighted average term of the agreements. The estimation considers the market rates of the Company's outstanding borrowings and rates of external outstanding borrowings including market comparisons. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold and sales, general and administrative expenses.

The Company adopted the standard beginning this fiscal year. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense. The Company determines if an arrangement is a lease at the inception of a contract. Operating lease ROU assets and operating lease liabilities are stated separately in the Consolidated Balance Sheet.

In preparation for adoption of the standard, the Company has implemented internal controls such as updated accounting policies and expanded data gathering procedures to comply with the additional disclosure requirements. The adoption had a material impact on the Company’s Consolidated Balance Sheets, but did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows (unaudited). The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Adoption of this standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases and had the following impact to the reported results as of June 30, 2019 on our Consolidated Financial Statements (in thousands):

Consolidated Balance Sheet	As Reported June 30, 2019	New Lease Standard Adjustment	Adjusted July 1, 2019

Right-of-Use Asset	-	$6,149	$6,149
Current portion of operating lease obligations	-	$1,798	$1,798
Operating long-term lease obligations	-	$4,351	$4,351

The Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) in FY19: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost “NPBC”. This update requires that an employer disaggregate the service cost component from the other components of NPBC. In addition, only the service cost component will be eligible for capitalization. The Company amended the U.S. defined benefit pension plan “U.S. Plan” to freeze benefit accruals effective December 31, 2016. Consequently, the U.S. Plan is closed to new participants and current participants no longer earn additional benefits. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the Consolidated Statement of Operations and prospectively. The Consolidated Statement of Operations and related disclosure are recorded accordingly.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with it carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019 and should be applied prospectively for annual and any interim goodwill impairment tests. Early adoption is permitted for entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the update on our consolidated financial statements.

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

Note 5: Commitments and Contingencies

Operating lease cost amounted to $0.6 million and $1.2 million for the three months and six months period ended December 31, 2019. As of December 31, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,507	$5,572	$6,629

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.3 years. As of December 31, 2019, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.

The Company entered into $0.2 million and $0.3 million in operating lease commitments in the three and six months ended December 31, 2019.  At December 31, 2019, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Six months ending December 31, 2019	Operating Lease
Commitments
2020 remaining	$1,215
2021	2,250
2022	905
2023	731
2024	703
Thereafter	825
Subtotal	$6,629
Imputed interest	(1,057)
Total	5,572

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2019, there were 20,000 stock options and 260,008 restricted stock units outstanding. In addition, there were 119,533 shares available for grant under the 2012 Stock Plan as of December 31, 2019.

For stock option grants, the fair value of each grant is estimated at the date of grant using the Binomial Options pricing model. The Binomial Options pricing model utilizes assumptions related to stock volatility, the risk-free interest rate, the dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The expected life is determined using the average of the vesting period and contractual term of the options (Simplified Method).

No stock options were granted during the six months ended December 31, 2019 and 2018.

The weighted average contractual term for stock options outstanding as of December 31, 2019 was 3 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2019 was less than $0.1 million.  Stock options exercisable as of December 31, 2019 were 20,000 shares.  In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 110,500 RSU awards with a fair value of $5.53 per RSU granted during the six months ended December 31, 2019. There were 47,494 RSUs settled, and no RSUs forfeited during the six months ended December 31, 2019.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2019 was $1.5 million. As of December 31, 2019, all vested awards had been issued and settled.

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

Compensation expense related to all stock-based plans for the three and six month periods ended December 31, 2019 were $0.1 million and $0.2 million  and 2018 was $0.1 million, and $0.2 million respectively.  As of December 31, 2019, there was $2.2 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.5 million is expected to be recognized over a weighted average period of 2.4 years.

Note 7:   Inventories

Inventories consist of the following (in thousands):

	12/31/2019	6/30/2019
Raw material and supplies	$29,006	$26,106
Goods in process and finished parts	15,811	17,464
Finished goods	44,000	41,500
	88,817	85,070
LIFO Reserve	(23,707)	(23,280)
	$65,110	$61,790

LIFO inventories were $13.5 million and $9.8 million at December 31, 2019 and June 30, 2019, respectively, such amounts being approximately $23.7 million and $23.3 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.1 million and $0.4 million increase in cost of sales for the three- and six-months period ended December 31, 2019 compared to a $0.3 million and $0.6 million decrease for the three- and six-month periods ended December 31, 2018.

Note 8:   Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. The Company is required, on a set date, to annually assess its goodwill in order to determine whether or not it is more likely than not that the fair value of the reporting unit’s goodwill exceeded it carrying amount. Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions.

The Company performed a qualitative analysis of its Bytewise reporting unit for its October 1, 2019 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds it carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and changes in management or key personnel. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit exceeded it carrying amount as of October 1, 2019. If future results significantly vary from current estimates and related projections due to changes in industry or market conditions, the Company may be required to record impairment charges.

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

The Company last performed a quantitative analysis for its February 1, 2019 annual assessment of goodwill associated with its purchase of a private software company. The Company estimated the fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value.  Under the quantitative analysis, the 2019 fair value assessment of the software development company’s goodwill exceeded the carrying amount.  Therefore, no goodwill impairment was determined to exist.  If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.  The Company will perform the annual Step one assessment as of February 1, 2020.

Amortizable intangible assets consist of the following (in thousands):

	12/31/2019	6/30/2019
Non-compete agreement	$600	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,358	2,358
Customer relationships	5,580	5,580
Software development	9,671	8,952
Other intangible assets	325	325
Total	20,604	19,885
Accumulated amortization	(12,494)	(11,425)
Total net balance	$8,110	$8,460

Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.

The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets.

The estimated aggregate amortization expense for the remainder of fiscal 2020 and for each of the next five years and thereafter, is as follows (in thousands):

2020 (Remainder of year)	$1,012
2021	1,761
2022	1,531
2023	1,179
2024	881
2025	673
Thereafter	1,073
$8,110

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

Net periodic benefit costs for all of the Company's defined benefit pension plans are recorded in Other income (expense) in the Consolidated Statements of Operations (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Service cost	$-	$-	$-	$-
Interest cost	1,366	1,500	2,715	3,006
Expected return on plan assets	(1,309)	(1,279)	(2,603)	(2,563)
Amortization of net loss	9	7	19	14
	$66	$228	$131	$457

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Service cost	$19	$18	$37	$36
Interest cost	60	67	120	133
Amortization of prior service credit	(135)	(135)	(269)	(269)
Amortization of net loss	21	8	42	15
	$(35)	$(42)	$(70)	$(85)

For the six-month period ended December 31, 2019, the Company contributed $2.3 million to the U.S. and $0.5 million to the UK pension plans. The Company estimates that it will contribute an additional $4.9 million for the remainder of fiscal 2020.

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

Note 10:   Debt

Debt is comprised of the following (in thousands):

	12/31/2019	6/30/2019
Short-term and current maturities
Loan and Security Agreement (Bytewise)	$1,805	$1,765
Brazil Loans	2,349	2,300
	4,154	4,065
Long-term debt (net of current portion)
Loan and Security Agreement (Bytewise)	1,728	2,641
Loan and Security Agreement (Line of Credit)	16,900	14,900
	18,628	17,541
	$22,782	$21,606

On December 31, 2019, the Company entered into the Tenth Amendment of its Loan and Security Agreement “Tenth Amendment”. Under the revised agreement, the credit limit for the Revolving Loan was increased from $23.0 million to $25.0 million. In addition, the Company entered into a new $10.0 million 5-year Term Loan with a fixed interest rate of 4.0%. The Company did not drawdown additional funds under the Tenth Amendment during the three-month period ended December 31, 2019. The new Term Loan will require interest only payments for 12 months and will convert to a term loan requiring both interest and principal payments commencing January 1, 2021. Also, under the Tenth Amendment, the credit limit for external borrowing was increased from $2.5 million to $5.0 million. The new Term Loan will be used to retire the outstanding balance, beginning in 2020, of approximately $3.5 million of the $15.5 million Bytewise term loan (November, 2011), resulting in an available balance of approximately $6.5 million.

The financial covenants under the new agreement are: 1) a Fixed Charge Coverage Ratio must exceed 1:15. The Fixed Charge Coverage Ratio is based upon EBITDA less dividends, unfunded Capital Expenditures, less required pension payments divided by the current portion of term loans, excluding, the Line of Credit and external debt; and 2) maintain consolidated Cash and available Credit Line of not less than $7.5 million on the closing date of any quarter. The Company was in compliance with the covenants of the new Loan Agreement as of December 31, 2019.

The obligations under the Tenth Amendment are unsecured unless a triggering event occurs. A triggering event would be failure on a quarterly basis to meet the thresholds of the Fixed Charge Coverage Ratio described above.

Prior to Tenth Amendment, the Line of Credit and a Term Loan (“Credit Facility”), was last amended in January 2018.  Borrowings under the Line of Credit were not to exceed $23.0 million.  The Line of Credit had an interest rate of LIBOR plus 1.5%, and was to expire on April 30, 2021.  The Tenth Amendment moved the expiration date to April 30, 2022.    The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended December 31, 2019 and 2018 was 3.7% and 3.9%, respectively.  As of December 31, 2019, $16.9 million was outstanding on the Line of Credit.

Availability under the Line of Credit remains subject to a borrowing base comprised of accounts receivable and inventory.  The Company believes that the  borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The financial covenants of the previous Loan and Security Agreement “Credit Facility” were: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash of not less than $10.0 million at any time. As of December 31, 2019, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement.

The obligations under the previous Credit Facility were unsecured. In the event of certain triggering events, such obligations would have become secured by the assets of the Company’s domestic subsidiaries. A triggering event would have occurred when the Company failed to achieve any of the financial covenants noted above in consecutive quarters.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan is a ten-year loan bearing a fixed interest rate of 4.5% and is payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $3.5 million at December 31, 2019.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank. In February 2019, the Company’s Brazilian subsidiary, again, began refinancing debt among Santander, Bradesco and Brazil Bank as follows as of 12/31/2019 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Santander	5.30%	February 2019	February 2020	$157
Bradesco	4.27%	March 2019	March 2020	124
Bradesco	4.00%	April 2019	April 2020	783
Brazil Bank	3.11%	September 2019	September 2020	500
Santander	10.76%	Overdraft	account	785
				$2,349

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

The tax expense for the second quarter of fiscal 2020 was $0.6 million on a profit before tax of $1.9 million (an effective tax rate of 33%). The tax expense for the second quarter of fiscal 2019 was $1.1 million on a profit before tax of $3.0 million (an effective tax rate of 36%). The tax rate for both fiscal 2020 and fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

For the first half of fiscal 2020, tax expense was $1.1 million on profit before tax of $3.2 million (an effective tax rate of 35%). For the first half of fiscal 2019, tax expense was $1.4 million on profit before tax of $3.9 million (an effective tax rate of 36%). The tax rate for both fiscal 2020 and fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

U.S. Federal tax returns for years prior to fiscal 2016 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of December 31, 2019, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

Note 13:  Facility Closure

The Company decided in January 2018 to significantly reduce the operations in its facility in Mt. Airy, North Carolina, and move most operations to a smaller building. The Company is also considering selling the facility with a lease back provision to accommodate remaining operations. While there are no definitive plans set yet, the Company believes that the sale could happen within the current fiscal year, yet based on past experience, the immediate sale is not probable. The Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of December 31, 2019, the carrying value of the building is $2.1 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended December 31, 2019 and December 31, 2018

Overview

Revenue was level in the second quarter 2019 as declines in the core precision hand tool and saw product lines were offset by a 12% growth in the high-end metrology group. Excluding the unfavorable impact of foreign exchange, particularly in Brazil, revenue would have increased 3%.

The North American precision hand tool business experienced a decline in sales as distributors continued to reduce previously accumulated inventory. The successful implementation of a new production planning system has improved fulfillment rates and reduced backorders providing shorter lead times to distributors.  International sales increased $1.9 million led by a 10% gain in Brazil.

Net sales increased $0.4 million or 1% from $56.5 million in fiscal 2019 to $56.9 million in fiscal 2020 with North America posting a decline of $1.5 million and international posting gains of $1.9 million. Operating income decreased $0.7 million as a $0.1 million increase in gross margin was more than offset by a $0.8 million increase in selling, general and administrative expenses.

Net Sales

North American sales decreased $1.5 million or 4% from $34.6 million in fiscal 2019 to $33.1 million in fiscal 2020 due primarily to lower order levels for precision hand tools from distributors who were continuing to reduce inventory levels.   International sales increased $1.9 million from $21.9 million in fiscal 2019 to $23.8 million in fiscal 2020 primarily due to increased volumes in Brazil and Scotland offsetting the impact of unfavorable currency fluctuations.

Gross Margin

Gross margin increased $0.1 million, but remained flat at 33% of sales in fiscal 2019 compared to 33% of sales in fiscal 2020.

North American gross margins decreased $0.4 million from $10.4 million or 30% of sales in fiscal 2019 to $10.0 million or 30% of sales in fiscal 2020 principally due to decreased sales volume of precision measuring tools and relatively stable fixed overhead.

International gross margins increased $0.5 million based on higher sales volume in Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million or 5% from $15.1 million in fiscal 2019 to $15.9 million in fiscal 2019.

North American expenses, including Corporate, increased 0.3 million from $8.7 million in fiscal 2019 to $9.0 million in fiscal 2020 as a result of higher organizational cost and non-recurring expenses related to executive recruitment.

International expenses increased $0.5 million or 8% due principally to higher commissions related to increased sales in Brazil.

Other Income (expense)

Other expense increased $0.4 million principally due to unrealized foreign exchanges losses.

 Income Taxes

The tax expense for the second quarter of fiscal 2020 was $0.6 million on a profit before tax of $1.9 million or an effective tax rate of 33%. The tax expense for the second quarter of fiscal 2019 was $1.1 million on a profit before tax of $3.0 million or an effective tax rate of 36%. The tax rate for both fiscal 2020 and fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

Net Income

The Company recorded net income of $1.3 million or $0.18 per diluted share in the second quarter of fiscal 2020 compared to net income of $1.9 million or $0.27 per diluted share in fiscal 2019 principally due to a $0.7 million decrease in operating income.

Six months ended December 31, 2019 and December 31, 2018

Overview

Net sales increased $0.6 million or 1% from $108.4 million in fiscal 2019 to $109.0 million in fiscal 2020. Operating income decreased from $4.4 million in fiscal 2019 to $4.2 million in fiscal 2020. The change was the result of a $1.1 million increase in gross margin offset by a $1.3 million increase in selling, general and administrative expenses.

Net Sales

North American sales decreased $0.7 million or 1% from $64.8 million in fiscal 2019 to $64.1 million in fiscal 2020.

International sales increased $1.2 million or 3% from $43.7 million in fiscal 2019 to $44.9 million in fiscal 2020 based upon continued growth in Brazil.

Gross Margin

Gross margin increased $1.1 million or 3% and improved to 33% of sales in fiscal 2020 from 32% of sales in fiscal 2019.

North American gross margins increased $1.3 million or 7.0% in fiscal 2020 compared to fiscal 2019 as increased sales volume of high margin metrology equipment offset lower sales of precision hand tools.

International gross margins decreased $0.2 million despite increased sales due to higher raw materials costs caused by the strengthening USD, particularly in Brazil. Customer price increases have been implemented, but slightly lagging the increase in costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $1.3 million or 4.0% from $30.8 million in fiscal 2019 to $32.1 million in fiscal 2020.

North American expenses, including Corporate, increased $0.4 million or 2% due primarily to non-recurring executive recruitment costs.

International expenses increased $0.9 million or 6% as increased selling and marketing spending of $1.2 million was offset by $0.3 million favorable currency adjustments related primarily to the weaker Brazilian Real.

Other Income (expense)

Other expense increased $0.6 million from fiscal 2019 to fiscal 2020 principally due to unrealized foreign exchange losses.

Income Taxes

The tax expense for the first half of fiscal 2020 was $1.1 million on a profit before tax of $3.2 million or an effective tax rate of 35%. The tax expense for the first half of fiscal 2019 was $1.4 million on a profit before tax of $3.9 million or an effective tax rate of 36%. The tax rate for both fiscal 2020 and fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

Net Income

The Company recorded net income of $2.0 million or $0.29 per diluted share in the first half of fiscal 2020 compared to net income of $2.5 million or $0.35 per diluted share in fiscal 2019 principally due to unrealized foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2019	12/31/2018

Cash (used in) provided by operating activities	$(2,257)	$2,806
Cash (used in) provided by investing activities	(5,381)	(2,572)
Cash (used in) provided by financing activities	1,200	(1,428)
Effect of exchange rate changes on cash	238	(206)

Net decrease in cash	$(6,200)	$(1,400)

Fiscal 2020 net cash flow for the three and six months periods ended December 31, 2019 decreased $5.1 million and $6.2 million compared to the three and six months periods ending December 31, 2018 principally due to higher inventory levels and increased capital equipment investments.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $25 million line of credit in connection with the Tenth Amendment of the Loan and Security Agreement, of which, $16.9 million was outstanding as of December 31, 2019.  In addition, the Company entered into a new $10.0 million 5-year Term Loan with a fixed interest rate of 4.0%.  The financial covenants under the new agreement are: 1) a Fixed Charge Coverage Ratio must exceed 1:15. The Fixed Charge Coverage Ratio is based upon EBITDA less dividends, unfunded Capital Expenditures, less required pension payments divided by the current portion of term loans, excluding, the Line of Credit and external debt; and 2) maintain consolidated Cash and available Credit Line of not less than $7.5 million on the closing date of any quarter. The Company was in compliance with the covenants of the amended Loan Agreement as of December 31, 2019.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2019 and 2018 was 3.7% and 3.9% respectively.

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

ITEM 4.             CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2019, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2019.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	January 31, 2020	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	January 31, 2020	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)

24