Form 10-Q
period 2020-03-31
STARRETT L S CO
filed 2020-04-30
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367
THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)
MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Common Shares outstanding as of	April 28, 2020
Class A Common Shares	6,297,150
Class B Common Shares	671,864

THE L. S. STARRETT COMPANY

CONTENTS

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2020 (unaudited) and June 30, 2019	3

		Consolidated Statements of Operations (unaudited)– three and nine months ended March 31, 2020 and March 31, 2019	4

		Consolidated Statements of Comprehensive Income (Loss) (unaudited) – three and nine months ended March 31, 2020 and March 31, 2019	5

		Consolidated Statements of Stockholders' Equity (unaudited) – three and nine months ended March 31, 2020 and March 31, 2019	6-7

		Consolidated Statements of Cash Flows (unaudited) - nine months ended March 31, 2020 and March 31, 2019	8

		Notes to Unaudited Consolidated Financial Statements	9-20

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

Part II.	Other Information:

	Item 1A.	Risk Factors	24

	Item 6.	Exhibits	32

SIGNATURES			33

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE L. S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	(unaudited) 03/31/2020	(audited) 06/30/2019

ASSETS
Current assets:
Cash	$10,215	$15,582
Accounts receivable (less allowance for doubtful accounts of $710 and $685, respectively)	29,054	35,980
Inventories	58,304	61,790
Prepaid expenses and other current assets	6,626	6,623
Total current assets	104,199	119,975

Property, plant and equipment, net	37,309	36,679
Right of use assets	5,005	-
Taxes receivable	1,585	1,666
Deferred tax assets, net	17,974	18,639
Intangible assets, net	7,991	8,460
Goodwill	4,668	4,668
Total assets	$178,731	$190,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$2,886	$4,065
Current lease liability	2,031	-
Accounts payable	9,249	12,881
Accrued expenses	6,147	8,699
Accrued compensation	4,320	7,035
Total current liabilities	24,633	32,680

Other tax obligations	2,447	2,587
Long-term lease liability	3,056	-
Long-term debt, net of current portion	25,611	17,541
Postretirement benefit and pension obligations	47,466	53,900
Total liabilities	103,213	106,708

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,297,150 outstanding at March 31, 2020 and 6,206,525 outstanding at June 30, 2019)	6,297	6,207
Class B Common stock $1 par (10,000,000 shares authorized; 672,925 outstanding at March 31, 2020 and 689,577 outstanding at June 30, 2019)	673	690
Additional paid-in capital	55,633	55,276
Retained earnings	83,138	80,487
Accumulated other comprehensive loss	(70,223)	(59,281)
Total stockholders' equity	75,518	83,379
Total liabilities and stockholders’ equity	$178,731	$190,087

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	03/31/2020	03/31/2019	03/31/2020	03/31/2019

Net sales	$49,998	$58,498	$158,976	$166,931
Cost of goods sold	35,154	39,343	107,793	112,569
Gross margin	14,844	19,155	51,183	54,362
% of Net sales	29.7%	32.7%	32.2%	32.6%

Selling, general and administrative expenses	14,780	15,687	46,912	46,510

Operating income	64	3,468	4,271	7,852

Other income (expense)	223	(423)	(833)	(874)

Income before income taxes	287	3,045	3,438	6,978

Income tax expense (benefit)	(326)	957	787	2,380

Net income	$613	$2,088	$2,651	$4,598

Basic income per share	$0.09	$0.30	$0.38	$0.66
Diluted income per share	$0.09	$0.30	$0.38	$0.65

Weighted average outstanding shares used in per share calculations:
Basic	6,962	6,892	6,941	6,978
Diluted	7,022	6,959	7,017	7,041

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	03/31/2020	03/31/2019	03/31/2020	03/31/2019

Net income	$613	$2,088	$2,651	$4,598
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	(9,813)	214	(10,878)	(661)
Pension and postretirement plans, net of tax	(21)	-	(64)	-
Other comprehensive income (loss)	(9,834)	214	(10,942)	(661)

Total comprehensive income (loss)	$(9,221)	$2,302	$(8,291)	$3,937

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

(in thousands) (unaudited)

For the Three and Nine-Month Period Ended March 31, 2020

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total

Balance June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379
Total comprehensive income (loss)	-	-	-	778	(3,759)	(2,981)
Repurchase of shares	-	(2)	(8)	-	-	(10)
Stock-based compensation	57	-	157	-	-	214
Conversion	6	(6)	-	-	-	-
Balance September 30, 2019	$6,270	$682	$55,425	$81,265	$(63,040)	$80,602

Total comprehensive income	-	-	-	1,260	2,651	3,911
Repurchase of shares	-	-	(3)	-	-	(3)
Issuance of stock	-	7	30	-	-	37
Stock-based compensation	2	-	70	-	-	72
Conversion	8	(8)	-	-	-	-
Balance December 31, 2019	$6,280	$681	$55,522	$82,525	$(60,389)	$84,619

Total comprehensive income (loss)	-	-	-	613	(9,834)	(9,221)
Repurchase of shares	-	(1)	(3)	-	-	(4)
Stock-based compensation	10	-	114	-	-	124
Conversion	7	(7)	-	-	-	-
Balance March 31, 2020	$6,297	$673	$55,633	$83,138	$(70,223)	$75,518

Accumulated balance consists of:
Translation loss					$(60,437)
Pension and postretirement plans, net of taxes					(9,786)
					$(70,223)

THE L. S. STARRETT COMPANY

Consolidated Statements of Stockholders' Equity

(in thousands) (unaudited)

For the Three and Nine-Month Period Ended March 31, 2019

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total

Balance June 30, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871
Total comprehensive income (loss)	-	-	-	584	(1,571)	(987)
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	-	(2)	(11)	-	-	(13)
Issuance of stock	-	2	10	-	-	12
Stock-based compensation	17	-	90	-	-	107
Conversion	10	(10)	-	-	-	-
Balance September 30, 2018	$6,329	$710	$55,730	$74,992	$(50,771)	$86,990
Total comprehensive income	-	-	-	1,926	696	2,622
Repurchase of shares	(154)	(1)	(766)	-	-	(921)
Issuance of stock	-	6	22	-	-	28
Stock-based compensation	2	-	65	-	-	67
Conversion	5	(5)	-	-	-	-
Balance December 31, 2018	$6,182	$710	$55,051	$76,918	$(50,075)	$88,786
Total comprehensive income	-	-	-	2,088	214	2,302
Repurchase of shares	-	-	(4)	-	-	(4)
Stock-based compensation	-	-	87	-	-	87
Conversion	9	(9)	-	-	-	-
Balance March 31, 2019	$6,191	$701	$55,134	$79,006	$(49,861)	$91,171

Accumulated balance consists of:
Translation loss					$(49,627)
Pension and postretirement plans, net of taxes					(234)
					$(49,861)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	9 Months Ended
	03/31/2020	03/31/2019

Cash flows from operating activities:

Net income	$2,651	$4,598

Non-cash operating activities:
Depreciation	3,735	3,767
Amortization	1,540	1,721
Stock-based compensation	410	261
Net long-term tax obligations	163	27
Deferred taxes	264	984
Postretirement benefit and pension obligations	92	484
Working capital changes:
Accounts receivable	2,876	276
Inventories	(3,097)	(5,543)
Other current assets	(831)	(451)
Other current liabilities	(5,463)	2,535
Prepaid pension expense	(6,360)	(4,453)
Other	159	446
Net cash (used in) provided by operating activities	(3,861)	4,652

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,595)	(4,682)
Software development	(1,023)	(1,069)
Net cash used in investing activities	(8,618)	(5,751)

Cash flows from financing activities:
Proceeds from borrowing	11,556	3,300
Debt repayments	(4,666)	(3,227)
Proceeds from common stock issued	37	40
Shares repurchased	(17)	(938)
Net cash provided by (used in) financing activities	6,910	(825)

Effect of exchange rate changes on cash	202	(49)

Net decrease in cash	(5,367)	(1,973)
Cash, beginning of period	15,582	14,827
Cash, end of period	$10,215	$12,854

Supplemental cash flow information:
Interest paid	$737	$649
Income taxes paid, net	1,304	1,846

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

Note 1:   Basis of Presentation and Summary of Significant Account Policies

The unaudited interim consolidated financial statements as of and for the nine months ended March 31, 2020 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.

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

The World Health Organization (WHO) declared the outbreak of COVID-19 a pandemic on March 11, 2020. The state of the pandemic is evolving and the disease is affecting human life around the world. Additionally, it is impacting the global economy, including disruptions to supply chains, consumer spending, employment and volatility in capital markets. As such, per ASC 360 long lived assets should be tested for recoverability whenever an event occurs or changes in circumstances indicate that “would more likely than not reduce the fair value of long-lived assets below its carrying amount.” To the extent that pandemic-related events do not provide evidence about conditions that existed at the balance-sheet date, the Company considers it necessary to disclose it cannot estimate all aspects of the on-going impact on the financial statements as a result of COVID-19. (See the following Notes for related disclosures: Note 8 – Goodwill and Intangible Assets, Note 10 – Debt, Note 14- Subsequent Events, ITEM II Management Discussion and Analysis, ITEM 3. Quantitative and Qualitative Disclosure about Market Risk, ITEM 4. Controls and Procedures, Part II ITEM 1A. Risk Factors)

Note 2: Segment Information

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

	North American Operations	International Operations	Unallocated	Total
Three Months ended March 31, 2020

Sales[1]	$33,369	$16,629	$-	$49,998

Operating Income (Loss)	$1,337	$448	$(1,721)	$64

Three Months ended March 31, 2019

Sales[2]	$36,069	$22,429	$-	$58,498

Operating Income (Loss) [3]	$3,224	$2,039	$(1,795)	$3,468

1.	Excludes $1,063 of North American segment intercompany sales to the International segment, and $2,722 of International segment intercompany sales to the North American segment.

2.	Excludes $1,555 of North American segment intercompany sales to the International segment, and $3,922 of International segment intercompany sales to the North American segment.

3.

As a result of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the respective line items in the Consolidated Statement of Operations for Fiscal 2019 have been reclassified.

	North American Operations	International Operations	Unallocated	Total
Nine Months ended March 31, 2020
Sales[1]	$97,475	$61,501	$-	$158,976
Operating Income (Loss)	$6,217	$3,069	$(5,015)	$4,271

Nine Months ended March 31, 2019
Sales[2]	$100,897	$66,034	$-	$166,931
Operating Income (Loss) [3]	$6,677	$5,899	$(4,724)	$7,852

1.	Excludes $3,079 of North American segment intercompany sales to the International segment, and $10,820 of International segment intercompany sales to the North American segment.

2.	Excludes $3,736 of North American segment intercompany sales to the International segment, and $10,985 of International segment intercompany sales to the North American segment.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No revenue was deferred as of March 31, 2020 and 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three and nine months ended March 31, 2020 and 2019. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

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

While unit prices are generally fixed, the Company provides variable consideration for certain customers, typically in the form of promotional incentives at the time of sale. The Company utilizes the most likely amount to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued expenses on the Consolidated Balance Sheets. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. The Company has concluded that its estimates of variable consideration are not constrained according to the definition within the new standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of March 31, 2020, and June 30, 2019, the balance of the return asset is $0.1 million and was $0.0 million and the balance of the refund liability is $0.2 million and was $0.3 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.6 million and $0.4 million at March 31, 2020 and 2019 located in Accounts Payable in the Consolidated Balance Sheets.

Disaggregation of Revenue

The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/20	03/31/19	03/31/20	03/31/19
North America
United States	$31,288	$33,915	$90,996	$94,275
Canada & Mexico	2,081	2,154	6,479	6,622
	33,369	36,069	97,475	100,897
International
Brazil	8,729	13,107	36,551	37,993
United Kingdom	5,333	6,559	15,936	18,232
China	1,338	1,609	4,505	5,370
Australia & New Zealand	1,229	1,154	4,509	4,439
	16,629	22,429	61,501	66,034

Total Sales	$49,998	$58,498	$158,976	$166,931

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

The Company has leased buildings, manufacturing equipment and autos that are classified as operating lease right-of use "ROU" assets and operating lease liabilities in the Company's Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.

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

Note 5: Commitments and Contingencies

Operating lease cost amounted to $0.6 million and $1.8 million for the three months and nine months period ended March 31, 2020. As of March 31, 2020, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,005	$5,088	$6,063

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.3 years. As of March 31, 2020, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.

The Company entered into $0.1 million and $0.4 million in operating lease commitments in the three and nine months ended March 31, 2020. At March 31, 2020, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Nine months ending March 31, 2020	Operating Lease Commitments
2020 remaining	$613
2021	2,253
2022	926
2023	739
2024	707
Thereafter	825
Subtotal	$6,063
Imputed interest	(975)
Total	5,088

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2020, there were 20,000 stock options and 250,008 restricted stock units outstanding. In addition, there were 119,533 shares available for grant under the 2012 Stock Plan as of March 31, 2020.

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

No stock options were granted during the nine months ended March 31, 2020 and 2019.

The weighted average contractual term for stock options outstanding as of March 31, 2020 was 2.75 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2020 was less than $0.1 million. Stock options exercisable as of March 31, 2020 were 20,000 shares. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.

The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 110,500 RSU awards with a fair value of $5.34 per RSU granted during the nine months ended March 31, 2020. There were 57,494 RSUs settled, and no RSUs forfeited during the nine months ended March 31, 2020.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2020 was $.8 million. As of March 31, 2020, all vested awards had been issued and settled.

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

Compensation expense related to all stock-based plans for the nine-month periods ended March 31, 2020 and 2019 was $0.3 million, and $0.2 million respectively.  As of March 31, 2020, there was $2.1 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.4 million is expected to be recognized over a weighted average period of 2.2 years.

Note 7:   Inventories

Inventories consist of the following (in thousands):

	03/31/2020	6/30/2019
Raw material and supplies	$27,269	$26,106
Goods in process and finished parts	14,610	17,464
Finished goods	39,989	41,500
	81,868	85,070
LIFO Reserve	(23,564)	(23,280)
	$58,304	$61,790

LIFO inventories were $11.1 million and $9.8 million at March 31, 2020 and June 30, 2019, respectively, such amounts being approximately $23.6 million and $23.3 million, respectively, less than if determined on a FIFO basis.  The use of LIFO, as compared to FIFO, resulted in a $0.3 million increase in cost of sales for the nine months ended March 31, 2020 compared to a $0.8 million decrease for the nine months ended March 31, 2019.

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

The guidance in ASC 350-20-35-30, Intangibles – Goodwill and Other, requires the Company to test goodwill for impairment whenever an event occurs or changes in circumstances “Triggering Event” indicate that “would more likely than not reduce the fair value of long-lived assets below its carrying amount. The Company has identified the COVID-19 pandemic a triggering event.

The Company contracted with a professional valuation firm “the firm” to perform a quantitative analysis (commonly referred to as “Step One”) for its February 1, 2020 annual assessment of goodwill associated with its purchase of a private software company. The firm assisted the Company in estimating fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value.

Under the quantitative analysis, the 2020 fair value assessment of the software development company’s goodwill exceeded the carrying amount. The Company believes the COVID-19 precise impact is not knowable and therefore performed a sensitivity analysis assuming a 25% annualize reduction in Revenue in the June quarter of fiscal 2020 and 20% reduction in Revenue for fiscal year 2021, partially offset by known salary reductions and layoffs. Based on these adjustments, management determined that it is more likely than not that the fair value of goodwill continued to exceed its carrying value. Therefore, no goodwill impairment was determined to exist. If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

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

Because the Company has identified the COVID-19 pandemic a triggering event and the Company believes the precise impact to the business is not knowable at this time, and therefore, performed a sensitivity analysis assuming an annualized percentage reduction of 25% of the projected revenue in the June quarter fiscal year 2020 and fiscal year 2021 and calculated fair value over the book value of equity as of 10/1/19. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Bytewise reporting unit exceeded its carrying amount as of October 1, 2019.

If future results significantly vary from current estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, the Company may be required to record impairment charges.

Amortizable intangible assets consist of the following (in thousands):

	03/31/2020	6/30/2019
Non-compete agreement	$-	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,010	2,010
Customer relationships	630	5,580
Software development	8,968	8,317
Other intangible assets	325	325
Total	14,003	18,902
Accumulated amortization	(6,012)	(10,442)
Total net balance	$7,991	$8,460

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

The estimated aggregate amortization expense for the remainder of fiscal 2020 and for each of the next five years and thereafter, is as follows (in thousands):

2020 (Remainder of year)	$493
2021	1,849
2022	1,616
2023	1,275
2024	985
2025	693
Thereafter	1,080
Total net balance	$7,991

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

Net periodic benefit costs for all of the Company's defined benefit pension plans are located in Other Income for all (in the table below) but service cost. Service cost is in cost of sales and in general administration. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2020	03/31/2019	03/31/2020	03/31/2019
Service cost	$-	$-	$-	$-
Interest cost	1,362	1,508	4,077	4,515
Expected return on plan assets	(1,305)	(1,286)	(3,908)	(3,849)
Amortization of net loss	9	5	28	19
	$66	$227	$198	$684

Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2020	03/31/2019	03/31/2020	03/31/2019
Service cost	$18	$18	$55	$54
Interest cost	60	66	180	199
Amortization of prior service credit	(134)	(134)	(403)	(403)
Amortization of net loss	20	7	62	22
	$(36)	$(43)	$(106)	$(128)

For the three-month period ended March 31, 2020, the Company contributed $3.1million in the U.S. and $0.2 million in the UK pension plans. For the nine-month period ended March 31, 2020 the Company contributed $5.4 million to the U.S. and $0.7 million to the UK pension plans. The Company estimates that it will contribute an additional $1.6 million for the remainder of fiscal 2020.

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

Note 10:   Debt

Debt is comprised of the following (in thousands):

	3/31/2020	6/30/2019
Short-term and current maturities
Loan and Security Agreement (Bytewise)	$-	$1,765
Loan and Security Agreement (Term Loan)	327	-
Brazil Loans	2,559	2,300
	2,886	4,065
Long-term debt (net of current portion)
Loan and Security Agreement (Bytewise)	-	2,641
Loan and Security Agreement (Term Loan)	6,211	-
Loan and Security Agreement (Line of Credit)	19,400	14,900
	25,611	17,541
	$28,497	$21,606

On December 31, 2019, the Company entered into the Tenth Amendment of its Loan and Security Agreement (“Tenth Amendment”). Under the revised agreement, the credit limit for the Revolving Loan was increased from $23.0 million to $25.0 million. In addition, the Company entered into a new $10.0 million 5-year Term Loan with a fixed interest rate of 4.0%. The new Term Loan will require interest only payments for 12 months and will convert to a term loan requiring both interest and principal payments commencing January 1, 2021. Also, under the Tenth Amendment, the credit limit for external borrowing was increased from $2.5 million to $5.0 million.

Total debt increased $5.7 million and $6.9 million during the three months and nine months ending March 31, 2020.  During the three months ended March 31, 2020 the Company “retired” $3.5 million of the Bytewise term loan (November, 2011) using the proceeds from borrowing $6.5 million on the Loan and Security Agreement Term Loan.  The line of credit balance increased $2.5 million and Brazil loans increased $0.2 million.

The financial covenants under the new agreement are: 1) a Fixed Charge Coverage Ratio must exceed 1:15. The Fixed Charge Coverage Ratio is based upon EBITDA less dividends, unfunded Capital Expenditures, less required pension payments divided by the current portion of term loans, excluding, the Line of Credit and external debt; and 2) maintain consolidated Cash and available Credit Line of not less than $7.5 million on the closing date of any quarter. The Company was in compliance with the covenants of the new Tenth Amendment as of March 31, 2020.

Although the Company has remained compliant with all debt covenants for the nine months period ending March 31, 2020, the challenges presented by a drop in Sales related to the COVID-19 pandemic increase the risk to jeopardize covenant compliance in the June and September quarters ahead and potentially beyond that.  As a result, the Company has made an official request of its lender, TD Bank, to waive its covenants, particularly the “Fixed Charge Coverage Ratio” covenant, for the next two quarters with an additional review after that period.   TD Bank has acknowledged the receipt of that request and is taking it under consideration.  The Company's goal is to work with its lender throughout the quarter to reach a solution before the end of June quarter.

The obligations under the Tenth Amendment are unsecured unless a triggering event occurs. A triggering event would be failure on a quarterly basis to meet the thresholds of the Fixed Charge Coverage Ratio described above.

Prior to the Tenth Amendment, the Line of Credit and a Term Loan (“Credit Facility”), was last amended in January 2018. Borrowings under the Line of Credit were not to exceed $23.0 million. The Line of Credit had an interest rate of LIBOR plus 1.5%, and was to expire on April 30, 2021. The Tenth Amendment moved the expiration date to April 30, 2022. The effective interest rate on the Line of Credit under the Loan and Security Agreement for the three months ended March 31, 2020 and 2019 was 3.5% and 3.9%, respectively. As of March 31, 2020, $19.4 million was outstanding on the Line of Credit.

Availability under the Line of Credit remains subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

The financial covenants of the previous Loan and Security Agreement “Credit Facility” were: 1) funded debt to EBITDA, excluding non-cash and retirement benefit expenses (“maximum leverage”), not to exceed 2.25 to 1.00, 2) annual capital expenditures not to exceed $15.0 million, 3) maintain a Debt Service Coverage Rate of a minimum of 1.25 to 1.00, and 4) maintain consolidated cash of not less than $10.0 million at any time. As of March 31, 2020, the Company was in compliance with all the financial debt covenants related to its Loan and Security Agreement.

The obligations under the previous Credit Facility were unsecured. In the event of certain triggering events, such obligations would have become secured by the assets of the Company’s domestic subsidiaries. A triggering event would have occurred when the Company failed to achieve any of the financial covenants noted above in consecutive quarters.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement.  The Term Loan was a ten-year loan bearing a fixed interest rate of 4.5% and was payable in fixed monthly payments of principal and interest of $160,640.  The Term Loan had a balance of $3.5 million at December 31, 2019.  During the three months ended March 31, 2020 the Company “retired” $3.5 million of the Bytewise term loan.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank. In February 2019, the Company’s Brazilian subsidiary, again, began refinancing debt among Santander, Bradesco and Brazil Bank as follows as of March 31, 2020 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance

Brazil Bank	3.10%	February 2020	February 2021	$500
Brazil Bank	2.40%	March 2020	February 2021	300
Bradesco	4.00%	April 2019	April 2020	259
Brazil Bank	3.11%	September 2019	September 2020	500
Brazil Bank	6.05%	March 2020	February 2021	1,000
				$2,559

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

The tax expense for the third quarter of fiscal 2020 was a benefit of ($0.3) million on a profit before tax of $0.3 million (an effective tax rate of (100%)). The tax expense for the third quarter of fiscal 2019 was $1.0 million on a profit before tax of $3.0 million (an effective tax rate of 33%). The tax rate for fiscal 2020 was lower than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and the impact of permanent deductible and nondeductible items and research credits. The impact of these items on the tax rate is substantial based on the Company’s profit being $0.3 million in the third quarter of 2020. The tax rate for fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

For the first nine months of fiscal 2020, tax expense was $0.8 million on profit before tax of $3.4 million (an effective tax rate of 23.5%). For the first nine months of fiscal 2019, tax expense was $2.4 million on profit before tax of $7.0 million (an effective tax rate of 34%). The tax rate for fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and the impact of permanent deductible and nondeductible items and research credits. The tax rate for fiscal 2019 was higher than the U.S. statutory tax rate of 21% primarily due to the Global Intangible Low Taxed Income (“GILTI”) provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

U.S. Federal tax returns for years prior to fiscal 2016 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of March 31, 2020, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2013 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

No valuation allowance has been recorded for the Company’s U.S. federal and foreign deferred tax assets related to temporary differences included in taxable income. While the Company continues to believe that forecasted future taxable income and certain available tax planning strategies provide sufficient evidence to, more likely than not, support the realization of the tax benefits provided by those differences; the impact of COVID-19 may significantly impact our ability to forecast future pre-tax earnings in certain jurisdictions.  If our forecasts are significantly impacted, the Company may need to record a valuation allowance on some or all its deferred tax assets as soon as the current fiscal year end.

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

Note 13:  Facility Closure

The Company decided in January 2018 to vacate its facility in Mt. Airy, North Carolina, and move current operations to a smaller company owned building. The Company is also considering selling the facility with a lease back provision to accommodate remaining operations. While there are no definitive plans set yet, the Company still anticipates that the sale could happen within the current fiscal year, yet based on past experience, the immediate sale is not probable.

Company incurred a $4.1 million impairment charge in fiscal 2016, when the majority of the plant’s operations were relocated to the Company’s Brazilian production facility. As of March 31, 2020, the carrying value of the building is $2.1 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.

Note 14: Subsequent Events

To the extent that pandemic-related events do not provide evidence about conditions that existed at the balance-sheet date, the Company considers it necessary to disclose it cannot estimate all aspects of the on-going impact on the financial statements as a result of COVID-19.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact on its business, including the impact on its customers, employees, suppliers, vendors, business partners and distribution channels. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact and intends to make adjustments to its responses accordingly.

As a result of the COVID-19 pandemic and in response to government mandates or recommendations, the Company has initiated several measures to protect the health and safety of our employees, consumers and communities that have negatively impacted its business, including following state guidelines for social distancing such as, but not limited to, modifying shift schedules, supporting office-base employees working remotely, educating employees and making accommodations related to personal and workplace hygiene, mandating the wearing of masks, daily monitoring of employee’s temperature and regularly communicating accordingly.  To immediately address the immediate financial crisis management implemented plans globally in an effort to control variable cost and to preserve cash.   These actions included, but are not limited to, wage and salary reductions, furloughs, reduced work weeks and layoffs.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and March 31, 2019

COVID-19 pandemic event

Globally, Starrett is deemed an “essential business”, as our measuring products are criteria in essential manufacturing, including the defense, aerospace, transportation, supply chain and medical industries. The Company meets the criteria outlined in the Cybersecurity and Infrastructure Security Agency (“CISA”) guidance, Department of Homeland Security as an “essential business”. Furthermore, our products are used in the food industry which is critical to the supply chain. As such, the Company has remained globally operational, with a few exceptions, during the COVID-19 pandemic as recently pronounced by the World Health Organization on March 11, 2020.

The COVID-19 pandemic has had a negative impact on global sales. The impact was felt as early as January 2020 in our operation in Suzhou, China and most significantly in March 2020 in North America and in the UK. We expect the June quarter revenues to be below March quarter because of the pandemic. We have taken austerity measures, reducing payroll and managing variable operational spending to help mitigate the shortfall, however we expect the June quarter to be a net loss. There are many unknowable pandemic related variables affecting our forecasts of 12 months but our current planning is the September quarter revenues will decline compared to the June quarter with a slow recovery in the automotive and oil related sectors.

However, it remains very difficult for management to predict when this crisis will have reached its peak and when revenues and order intake will begin to resume their normal course. At present, it is indeterminate what is the new normal. As a result, management has conducted several scenario planning exercises and is prepared to take the necessary steps to preserve the longer-term financial health of the Company.

We have increased our allowance for bad debt by $0.1 million in the March quarter.  Although collections remain strong, some customers have been inquiring about extending payment terms.  Our cash balance at March 31, 2020 was $10.2 million and we have $9.1 million available for future borrowing from our line of credit and Term Loan facility.  In accordance with ASC 205 in connection with preparing financial statements for each annual and interim reporting period, our management continues to evaluate whether there are conditions and events, considered in the aggregate, that raise “substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued.”  The Company has been in business 140 years and we believe we are taking appropriate steps in response to the evolving circumstances.  However, past performance is not a promise of future events.  To the extent that pandemic-related events do not provide evidence about conditions that existed at the balance-sheet date, the Company considers it necessary to disclose it cannot estimate all aspects of the on-going impact on the financial statements as a result of COVID-19.

Overview

Revenue declined overall in the third quarter by 12% from the previous quarter as the impact of the economic slowdown due, in large part, to the COVID-19 pandemic began in our operation in China in January 2020 and in North America and the UK in March 2020.

Net sales decreased $8.5 million or 14.5% from $58.5 million in fiscal 2019 to $50.0 million in fiscal 2020 with North America and International posting declines of $2.7 million and $5.8 million, respectively. Operating income decreased $3.4 million due to the decline in sales revenues and a 3% drop in Gross Margins due primarily to lower manufacturing utilization.

Net Sales

North American sales decreased $2.7 million or 7% from $36.0 million in fiscal 2019 to $33.3 million in fiscal 2020 principally due to a further decline in incoming orders from distribution for precision measuring tools. The high-end metrology businesses continue to grow or remain flat with the previous year.

International sales decreased $5.8 million or 26% from $22.4 million in fiscal 2019 to $16.6 million in fiscal 2020. The COVID-19 crisis first affected our operations in China, and in March, the impact hit our UK plant, which serves the European markets. Brazil has not yet seen the full effect of COVID-19 but we expect they will be negatively impacted in Q4 FY20. Additionally, the crisis has caused the US Dollar to strengthen even more against the Brazilian currency, causing a $1.3 million reduction in sales due to FX translation only.

Gross Margin

Gross margin decreased $4.3 million or 22.5% principally due to the drop in sales volume.

North American gross margins decreased $2.2 million from $10.9 million in fiscal 2019 to $8.7 million in fiscal 2020 due to the decline in revenues, reduced manufacturing utilization and lower production.

International gross margins decreased $2.0 million from $8.2 million in fiscal 2019 to $6.2 million sales in fiscal 2020 based upon overall lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million or 5.7% from $15.7 million in fiscal 2019 to $14.8 million in fiscal 2020.

North American expenses, including Corporate, decreased $0.5 million from $9.5 million in fiscal 2019 to $9.0 million in fiscal 2020 due to SG&A reduction measures implemented at the end of the quarter in 2020.

International expenses decreased $0.4 million due principally to FX translation as the US Dollar strengthened against the Brazilian currency.

Other Income (Expense)

Other income increased $0.6 million from expense of $0.4 million in fiscal 2019 to a $0.2 million income in fiscal 2020 due to the recognition of unrealized foreign exchange gains.

Income Taxes

The tax expense for the third quarter of fiscal 2020 was a benefit of $0.3 million on a profit before tax of $0.3 million or an effective tax rate of (100%). The tax rate for the third quarter of fiscal 2020 was lower than the US statutory rate primarily due to GILTI provisions, the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and the impact of permanent deductible and nondeductible items and research credits. The tax expense for the third quarter of fiscal 2019 was $1.0 million on a profit before tax of $3.0 million or an effective tax rate of 31%. The tax rate for the third quarter of fiscal 2019 was higher than the US statutory rate primarily due to GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

Net Income

The Company recorded net income of $0.6 million or $0.09 per basic share in the third quarter of fiscal 2020 compared to net income of $2.0 million or $0.30 per basic share in fiscal 2019 as lower pretax profits were partially offset due to a lower effective tax rate related to the new tax legislation enacted in December 2017.

Nine months ended March 31, 2020 and March 31, 2019

Overview

Net sales decreased $7.9 million or 5% from $166.9 million in fiscal 2019 to $159.0 million in fiscal 2020. Operating income decreased $3.6 million from $7.8 million in fiscal 2019 to $4.2 million in fiscal 2020 with lower gross margins of $3.2 million and a $0.4 million increase in selling, general and administrative expenses.

Net Sales

North American sales decreased $3.4 million or 3.4% from $100.9 million in fiscal 2019 to $97.5 million in fiscal 2020 with most of the decline coming from North American precision hand tools sold through industrial distribution. Our high-end metrology businesses continue to show very strong revenue growth, nearly 10%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.

International sales decreased $4.5 million or 6.9% from $66.0 million in fiscal 2019 to $61.5 million in fiscal 2020. As the US Dollar has strengthened against the Brazilian currency, sales have declined as a result of translation of Brazilian sales into US Dollars by about $3.0 million. In constant currency, our Brazilian operation has grown its revenues 4.2% for the nine-month period compared to last year. Additional challenges were incurred by our Chinese operating unit which experienced the negative impact of the COVID-19 crisis two months before the rest of the company.

Gross Margin

Gross margin decreased $3.2 million or 5.8% from $54.4 million in fiscal 2019 to $51.2 million in fiscal 2020 due primarily to the reduction in sales.

North American gross margins decreased $0.8 million due to the corresponding decline in Sales.

International gross margins decreased $2.4 million or 9.5% from fiscal 2019 due in part to overall sales volume declines. As our Brazilian operation imports many of its raw materials from China in USD denominated transactions, the increased strength of the USD against the Brazilian currency has caused some gross margin erosion.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $0.4 million or 2% from $46.5 million in fiscal 2019 to $46.9 million in fiscal 2020.

North American expenses, including Corporate, remained level with the same nine-month period in fiscal year 2019

International expenses increased $0.4 million or 2.3% primarily due to a one-time severance expense in Brazil and higher Sales commissions due to higher Sales in Brazil in constant currency.

Other Income (Expense)

Other expense for the nine months ending March 31, 2020 were essentially flat with the same period the prior year at $0.8 million.

Income Taxes

The tax expense for the first nine months of fiscal 2020 was $0.8 million on pre-tax income of $3.4 million or an effective tax rate of 23.5%. The tax rate for the first nine months of fiscal 2020 was higher than the US statutory rate primarily due to GILTI provisions, the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and the impact of permanent deductible and nondeductible items and research credits. The tax expense for the first nine months of fiscal 2019 was $2.4 million on pre-tax income of $7.0 million or an effective tax rate of 34%. The tax rate for the first nine months of fiscal 2019 was higher than the US statutory rate primarily due to GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

Net Income

The Company recorded net income of $2.6 million or $0.38 per basic share for the three quarters of fiscal 2020 compared to net income of $4.6 million or $0.66 per basic share in fiscal 2019. Operating income decreased $3.1 million from $7.3 million in fiscal 2019 to $4.2 million in fiscal 2020 with lower gross margins of $2.8 million and a $0.3 million increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	03/31/2020	03/31/2019

Cash provided by (used in) operating activities	$(3,861)	$4,652
Cash (used in) investing activities	(8,618)	(5,751)
Cash provided by (used in) financing activities	6,910	(825)
Effect of exchange rate changes on cash	202	(49)

Net (decrease) in cash	$(5,367)	$(1,973)

Fiscal 2020 net cash flows for the nine months ended March 31, 2020 decreased $5.4 million as cash from operations decreased $3.9 million and cash from investing activities decreased $8.6 million as a result of $7.6 million in capital expenditures and $1.0 million in software development while cash provided from financing increased $6.9 million. Proceeds from borrowing was $11.6 million and debt retirement were $4.7 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  In addition to its cash, the Company maintains a $25.0 million line of credit in connection with the Tenth Amendment of the Loan and Security Agreement, of which, $19.4 million was outstanding as of March 31, 2020.  In addition, the Company entered into a new $10.0 million 5-year Term Loan with a fixed interest rate of 4.0%. The financial covenants under the new agreement are: 1) a Fixed Charge Coverage Ratio must exceed 1:15. The Fixed Charge Coverage Ratio is based upon EBITDA less dividends, unfunded Capital Expenditures, less required pension payments divided by the current portion of term loans, excluding, the Line of Credit and external debt; and 2) maintain consolidated Cash and available Credit Line of not less than $7.5 million on the closing date of any quarter. The Company was in compliance with the covenants of the amended Loan Agreement as of March 31, 2020.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2020 and 2019 was 3.5% and 4.0% respectively.

Although the Company has remained compliant with all debt covenants for the nine months period ending March 31, 2020, the challenges presented by a drop in sales related to the COVID-19 pandemic increase the risk to jeopardize covenant compliance in the June and September quarters ahead and potentially beyond that. As a result, the Company has made an official request of its lender, TD Bank, to waive its covenants, particularly the “Fixed Charge Coverage Ratio” covenant, for the next two quarters with an additional review after that period. TD Bank has acknowledged the receipt of that request and is taking it under consideration. The Company's goal is to work with its lender throughout the quarter to reach a solution before the end of the June 2020 quarter.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

One should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2019 and updated for pandemic consideration in Item 1A. RISK FACTORS of this Form 10-Q.

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

There is a potential risk in internal controls to financial reporting due to increased stress levels and remote working of accounting and finance staff as a result of the pandemic. The Company feels this risk currently has a non-material effect on internal control. The COVID-19 related circumstances have created a need for remote work arrangements as well as affecting the stress level of many of our employees globally. The Company has taken action to allow remote access while working within established guidelines for secure access and use of its networks. Further, Sarbanes Oxley internal control testing was on-going during the period ending March 31, 2020.

PART II.            OTHER INFORMATION

ITEM 1A.          RISK FACTORS

Risks Related to Our Company and Financial Position

We operate in a highly competitive environment, which could adversely affect our sales and pricing if we fail to compete effectively in the future.

We operate in a highly competitive environment. We compete on the basis of a variety of factors, including product performance, customer service, quality and price. Additionally, the Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. Certain large customers also offer their own private labels “own brand” that compete with Starrett branded products. There can be no assurance that our products will be able to compete successfully with other companies’ products. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively or our failure to produce our products at a competitive cost. Lack of customer acceptance of price increases we announce from time to time, changes in customer requirements for price discounts, changes in our customers’ behavior or a weak pricing environment could have an adverse impact on our business, results of operations and financial condition. In addition, our results and ability to compete may be impacted negatively by changes in our geographic and product mix of sales.

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

The novel coronavirus disease (COVID-19) pandemic is expected to have a material adverse effect on our business and results of operations

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

As a result of the COVID-19 pandemic and in response to government mandates or recommendations, we have initiated several measures to protect the health and safety of our employees, consumers and communities that has negatively impacted our business, including following state guidelines for social distancing such as, but not limited to, modifying shift schedules, supporting office-base employees working remotely, educating employees and making accommodations related to personal and workplace hygiene, mandating the wearing of masks, daily monitoring of employee’s temperature and regularly communicating accordingly. To immediately address the immediate financial crisis management implemented plans globally in an effort to control variable cost and to preserve cash. These actions included, but are not limited to, wage and salary reductions, furloughs, reduced work weeks and layoffs.

In addition, due to uncertain economic conditions resulting in weaker demand, potential supply constraints and the spread of the COVID-19 pandemic and related government actions, we temporarily suspended operations at certain facilities. We will continue to monitor the situation and may suspend operations at additional facilities as the situation warrants.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business.

Adverse global economic conditions and world events could affect our operating results, industry and business.

The Company’s results of operations may be materially affected by the conditions in the global economy. The demand for our products and services has in the past and continues to be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, perceived or actual industry overcapacity, higher unemployment and lower consumer spending. A prolonged period of economic weakness may also result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges. Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

The metalworking, construction, machinery, equipment, aerospace and automotive industries are major users of our products. Customers in these industries frequently base their decisions to purchase our products and services on the expected future performance of these industries, which in turn are dependent in part on commodity prices. Prices of commodities in these industries are frequently volatile and can change abruptly and unpredictably in response to general economic conditions and trends, government actions, regulatory actions, commodity inventories, production and consumption levels, technological innovations, commodity substitutions, market expectations and any disruptions in production or distribution or changes in consumption. Economic conditions affecting the industries we serve have in the past and may in the future also lead to reduced capital expenditures by our customers. Reduced capital expenditures by our customers are likely to lead to a decrease in the demand for our products and services and may also result in a decrease in demand for aftermarket parts as customers are likely to extend preventative maintenance schedules and delay major overhauls when possible. The rates of infrastructure spending and commercial construction also play a significant role in our results. Our products are an integral component of these activities, and as these activities decrease, demand for our products may be significantly impacted, which could negatively impact our results.

Sustained increases in funding obligations under the pension plans may impair our liquidity or financial condition.

The Company maintains certain defined benefit pension plans in both the United States and the United Kingdom for the benefit of its employees.  Defined benefit pension plans impose certain funding obligations on the Company.  The Company froze the domestic defined benefit pension plan as of December 31, 2016, and therefore no future benefits will accrue to employees under that plan. (Additionally, the Company limited eligibility under the postretirement benefit plan as of December 31, 2013, reducing the liability for the plan.)  Nevertheless, the Company expects to be required to provide more funding to the domestic pension (and postretirement) plan in the future.

The Company’s United Kingdom pension plan, which is also underfunded, required Company contributions of $1.0 million and $1.1 million during fiscal 2019 and 2018, respectively. The Company expects to make a $1.0 million contribution to its United Kingdom pension plan in fiscal 2020.

In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and a certain level of future benefit payments. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected and result in increased contribution requirements. Our assumptions for future benefit payments may also change over time, and could be materially higher than originally projected.

We expect to make contributions to our pension plans in the future, and may be required to make contributions that could be material. We may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock, or a combination of the foregoing, as permitted by applicable law. We may also explore other strategic alternatives in order to address expected pension liability, including de-risking options or acquisitions or sales of assets or divestitures, in order to meet the Company’s liquidity needs. Divestitures could result in decreased future revenues and profits, and an obligation to make contributions to our pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

We are subject to certain risks as a result of our financial borrowings.

As of March 31, 2020, our total indebtedness was $28.5 million as compared to indebtedness of $21.6 million as of December 31, 2019.

On December 31, 2019, the Company entered into the Tenth Amendment of its Loan and Security Agreement (“Tenth Amendment”). Under the revised agreement, the credit limit for the Revolving Loan was increased from $23.0 million to $25.0 million. In addition, the Company entered into a new $10.0 million 5-year Term Loan with a fixed interest rate of 4.0%. The new Term Loan will require interest only payments for 12 months and will convert to a term loan requiring both interest and principal payments commencing January 1, 2021. Also, under the Tenth Amendment, the credit limit for external borrowing was increased from $2.5 million to $5.0 million.

Total debt increased $5.7 million and $6.9 million during the three months and nine months ending March 31, 2020.  During the three months ended March 31, 2020 the Company retired $3.5 million of the Bytewise term loan (November, 2011) from proceeds of borrowing $6.5 million on the Loan and Security Agreement Term Loan.  The line of credit balance increase $2.5 million and Brazil loans increased $0.2 million.

Although the Company has remained compliant with all debt covenants for the nine months period ending March 31, 2020, the challenges presented by a drop in Sales related to the COVID-19 pandemic increase the risk to jeopardize covenant compliance in the June and September quarters ahead and potentially beyond that. As a result, the Company has made an official request of its lender, TD Bank, to waive its covenants, particularly the “Fixed Charge Coverage Ratio” covenant, for the next two quarters with an additional review after that period. TD Bank has acknowledged the receipt of that request and is taking it under consideration. The Company's goal is to work with its lender throughout the quarter to reach a solution before the end of the June 2020 quarter.

An event of default under the credit facility, if not waived, could prevent additional borrowings and could result in the acceleration of the Company’s debt. Additionally, the amount of debt we maintain could have consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the end markets in which we operate.

Furthermore, the agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt, pay dividends on or repurchase our equity, make certain investments, and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged.

Our operational results are dependent on how well we can scale our manufacturing capacity and resources to the level of our customers’ demand.

We sell our products in industries that require manufacturers to make highly efficient use of manufacturing capacity. Insufficient or excess capacity threatens our ability to generate competitive profit margins and may expose us to liabilities such as contractual commitments. Although from time to time we close or consolidate facilities, adapting or modifying our capacity is difficult, as modifications take substantial time to execute, are inherently disruptive and costly and, in some cases, may require regulatory approval. Additionally, delivering products during process or facility modifications requires special coordination. The cost and resources required to adapt our capacity, such as through facility acquisitions, facility closings or process moves between facilities, may negate any planned cost reductions or may result in costly delays, product quality issues or material shortages, all of which could adversely affect our operational results and our reputation with our customers.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

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

In pursuing our business strategy, we routinely evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies and manage post-closing matters such as the integration of acquired businesses. Further, while we seek to mitigate risks and liabilities of such transactions through due diligence, among other things, there may be risks and liabilities that our due diligence efforts fail to discover that are not accurately or completely disclosed to us or that we inadequately assess. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. Risks associated with our past or future acquisitions also include the following:

●	the failure to achieve the acquisition's revenue or profit forecast;
●	technological and product synergies, economies of scale and cost reductions may not occur as expected;
●	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;
●	the acquisition or assumption of unexpected liabilities or the incurrence of unexpected penalties or other enforcement actions;
●	unforeseen difficulties integrating operations, processes and systems;
●	failure to retain, motivate and integrate key management and other employees of the acquired business; and
●	problems in retaining customers and integrating customer bases.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction. Failure to successfully integrate and realize the expected benefits of such acquisitions or to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

Furthermore, we consider strategic divestitures from time to time, including divestures of underperforming or non-core assets or divestitures designed to generate cash to extinguish or reduce our liabilities. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses following the transaction, including through guarantees or other financial arrangements. Lower performance by those divested businesses could affect our future financial results and divestitures of profitable operations to generate cash could reduce our future revenues and profits.

We may not be able to convert our order backlog into revenue.

Our backlog consists of orders believed to be firm as of the balance sheet date. We may not receive revenue from some of these orders, and the order backlog we report may not be indicative of our future revenue. Many events can cause an order to be delayed or not completed at all, some of which may be out of our control. If we delay fulfilling customer orders, or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

If we do not meet customers’ product quality, reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers' decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs, government investigations and/or damage to our reputation.

Product quality and reliability are determined in part by factors that are not entirely within our control. We depend on our suppliers for parts and components that meet our standards. If our suppliers fail to meet those standards, we may not be able to deliver the quality of products that our customers expect, which may impair our reputation, resulting in lower revenue and higher warranty costs.

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for 1 year. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. While the Company has historically not incurred significant warranty expense, an increase in the rate of warranty claims or the occurrence of unexpected warranty claims, for which we are not insured or where we cannot recover from our vendors to the extent their materials or workmanship were defective, could materially and adversely affect our financial condition, results of operations and cash flows.

If our manufacturing processes and products do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products may decline and we may be subject to product liability claims.

Our designs, manufacturing processes and facilities need to comply with applicable statutory and regulatory requirements. We may also have the responsibility to ensure that products we design satisfy safety and regulatory standards including those applicable to our customers and to obtain any necessary certifications. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements or demands of our customers. Potential defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers, replacement costs or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility.

Any manufacturing or design defects may also result in product liability claims. Furthermore, customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used. We also maintain certain insurance policies which may limit our financial exposures. Any significant liabilities which are not covered by insurance could have an adverse effect on our financial condition, results of operation and cash flows. Likewise, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

Volatility in the price of energy and raw materials, large or rapid increases in the cost of raw materials or components parts, substantial decreases in their availability, or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results.

Steel is the principal raw material used in the manufacture of the Company’s products. Historically, market prices of some of our key raw materials have fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control, including as a result of tariffs or other trade barriers. If in the future we are not able to reduce product costs in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers—including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, global pandemics, such as COVID-19, or other natural disasters— may impair our ability to satisfy our customers and could adversely affect our financial performance. The cost of producing the Company’s products is also sensitive to the price of energy. If we are unable to manage pricing from these suppliers effectively or pass future cost increases through to our customers, our financial performance could be adversely affected. Likewise, if our suppliers terminate these agreements and we are unable to procure alternate products at substantially similar competitive pricing, our financial performance could be adversely affected.

We may not be able to maintain our engineering, technological and manufacturing expertise.

The markets for our products are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

●	hire, retain and expand our pool of qualified engineering and technical personnel;

●	maintain technological leadership in our industry;

●	successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and

●	successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.

We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive. We may have to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish new facilities, we may not be able to maintain or develop our engineering, technological and manufacturing expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain engineering, technological and manufacturing expertise may have a material adverse effect on our business.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.

The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed by third parties, could have vulnerabilities, which could go unnoticed for a period of time. The failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability. While the Company continues to enhance the applications contained in the Enterprise Resource Planning (ERP) system as well as improvements to other operating systems, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third party service providers to implement, will be sufficient to protect our systems, information or other property.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property, our business could be adversely affected.

Our intellectual property, including our patents, trade secrets, trademarks and licenses are important in the operation of our business. Although we intend to protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Third parties may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and in a diversion of our resources.

In addition, if a third party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Legal and Regulatory

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.

During the third quarter of 2020, revenue from sales outside of the United States was $16.6 million, representing approximately 33 % of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, changes in governmental monetary and fiscal policies, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a significant impact on our business.

In addition, the functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Changes in foreign currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.

Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:

●	changes in duties, taxes, tariffs and other charges on imports;

●	limitations on the quantity of goods which may be imported into the United States from a particular country;

●	requirements as to where products and/or inputs are manufactured or sourced;

●	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;

●	currency fluctuations;

●	limitations on foreign owned businesses; or

●	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.

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

Due to the international scope of our operations, we are subject to a complex system of federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations) and many others. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. Such investigations or audits may subject us to increased government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.

Furthermore, embargoes and sanctions imposed by the United States and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.

In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our operations outside the United States, including in developing countries, expose us to the risk of such violations. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Costs associated with lawsuits or investigations or adverse rulings in enforcement or other legal proceedings may have an adverse effect on our results of operations.

From time to time, we are involved in various claims and lawsuits that arise in and outside of the ordinary course of our business. The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our reputation, business, results of operations or financial condition in any particular period. The global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time. In addition, subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our reputation, business and results of operations or financial condition.

Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.

Our future tax rates may be adversely affected by a number of factors, including the enactment of certain tax legislation being considered in the United States and other countries; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

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

101

The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	April 30, 2020	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	April 30, 2020	/S/R. John C. Tripp
John C. Trip - Treasurer and CFO (Principal Accounting Officer)