Form 10-K
period 2020-06-30
STARRETT L S CO
filed 2020-09-22
CIK 93676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-367

THE L.S. STARRETT COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 CRESCENT STREET, ATHOL, MASSACHUSETTS	01331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 978-249-3551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable

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

Non-Accelerated Filer  ☐    Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 6,279,632 and 681,219 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2019. On December 31, 2019, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $35,722,784.

There were 6,329,317 and 657,270 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of September 4, 2020.

The exhibit index is located on pages 58-59.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2020. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

TABLE OF CONTENTS

		Page Number
PART I

ITEM 1.	Business	3-5
ITEM 1A.	Risk Factors	5-12
ITEM 1B.	Unresolved Staff Comments	12
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	13
ITEM 4.	Mine Safety Disclosures	13

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12-13
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	13-21
ITEM 8.	Financial Statements and Supplementary Data	21-52
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
ITEM 9A.	Controls and Procedures	52-55
ITEM 9B.	Other Information	55

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	55
ITEM 11.	Executive Compensation	56
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	56
ITEM 14.	Principal Accounting Fees and Services	56

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	57
ITEM 16.	Form 10-K Summary	58
EXHIBIT INDEX		58-59
SIGNATURES		60

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2020 (fiscal 2020), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

Products

The Company’s tools and instruments are sold throughout North America and in over 100 other countries. The largest consumer of these products is the manufacturing industry including metalworking, aerospace, medical, oil and gas, government and automotive. Other important consumers are marine and farm equipment shops, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

For 140 years, the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact gaging such as vision, optical and laser measurement systems. The Company believes advanced, non-contact systems with easy-to use software will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry.

The Company’s saw and hand tool product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including a new line of hand tools for measuring, marking and layout that include tapes, levels, chalk lines and other products for the building trades. The Company also introduced new products to its hand tool portfolio to extend its reach into the construction and retail trades. The continued focus on high performance, production band saw applications has resulted in the development of two new ADVANZ carbide tipped products MC5 and MC7 ideal for cutting ferrous materials (MC7) and non-ferrous metals and castings (MC5). These actions are aimed at positioning the Company for global growth in wide band products for production applications.

Over the last couple of years, the Company has launched new products such as abrasive cut-off wheels and butcher knives amongst others, to become more product diverse as well as investing in new distribution channels and industries such as the Food Industry with, in addition to meat and fish cutting blades, a variety of products such as butter knives, skinner and slicer blades, bandsaw machines and related products. The Company has also invested in new channels taking its traditional products such as Bi-metal bandsaws and its Power Tool Accessories product lines into welding and eCommerce channels.

As one of the premier industrial brands, the Company continues to be focused on every touch point with its customers. To that end, the Company now offers modern, easy-to-use interfaces for distributors and end-users including interactive catalogs and several online applications.

Personnel

At June 30, 2020, the Company had 1,485 employees, approximately 48% of whom were domestic. This represents a net decrease from June 30, 2019 of 118 employees. The headcount change included a decrease of 114 domestically and 4 internationally. The Company expects to reduce headcount in fiscal 2021 consistent with the restructuring plan discussed in Note 9 “Restructuring Cost” to the Consolidated Financial Statements.

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

The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2020, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China. Certain large customers also offer their own private labels “own brand” that compete with Starrett branded products. These products are often sourced directly from low cost countries.

Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance applications.

Foreign Operations

The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil, Scotland and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Canada, Australia, New Zealand, Mexico, and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 “Financial Information by Segment & Geographic Area” to the Company’s Consolidated Financial Statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog to fulfillment for the Company is shorter than many industries. As of June 30, 2020, backorders in our U.S. Precision Tools and Saws Manufacturing “Core U.S.” business were approximately $3.7 million or $2.9 million below fiscal 2019. Total Company inventories amounted to $53.0 million at June 30, 2020 and $61.8 million at June 30, 2019.

Intellectual Property

When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. The Company has, for many years, maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2020, 2019, and 2018 were approximately $3.8 million, $3.7 million, and $3.6 million, respectively.

The Company uses trademarks with respect to its products and considers its trademark portfolio to be one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.

Environmental

Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. The Company seeks to reduce, control and treat water discharges and air emissions.

Strategic Activities

Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, resulting in the Company revising its strategy to fit this, highly competitive business environment. The Company continuously evaluates most aspects of its business, aiming for new ideas to set itself apart from its competition.

The Company’s strategic concentration is to continue building a global brand and providing unique customer value propositions through technically supported application solutions for our customers. The Company’s job is to recommend and produce the best suited standard product or to design and build custom solutions. The combination of the right tool for the job with value added service maintains the Company’s a competitive advantage. The Company continues its focus on lean manufacturing, plant consolidations, global sourcing, new software and hardware technologies, and improved logistics to optimize its value chain.

The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 43% of consolidated sales for fiscal 2020.

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

Item 1A – Risk Factors

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the Company’s 2020 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:

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

The novel coronavirus disease (COVID-19) pandemic is expected to have a material adverse effect on our business and results of operations.

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

The Company’s results of operations have been and may continue to be materially affected by the conditions in the global economy. The demand for our products and services has in the past and continues to be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, perceived or actual industry overcapacity, higher unemployment and lower consumer spending. During the June quarter 2020 the Company initiated restructuring plans and recorded an impairment of goodwill and intangible assets at two of its reporting units due in large part to the pandemic. Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

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

The Company maintains certain defined benefit pension plans in both the United States and the United Kingdom for the benefit of its employees. Defined benefit pension plans impose certain funding obligations on the Company. The Company froze the domestic defined benefit pension plan as of December 31, 2016, and therefore no future benefits will accrue to employees under that plan. Additionally, the Company limited eligibility under the postretirement benefit plan as of December 31, 2013, reducing the liability for the plan. Nevertheless, the Company expects to be required to provide more funding to the domestic pension (and postretirement) plan in the future.

The Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates which increase the Company’s liability. The Company made contributions of $6.8 million in fiscal 2020, and $4.4 million in fiscal 2019 and will be required to make additional contributions in fiscal 2021 of $7.0 million for the U.S. defined benefit pension plan. The Company’s United Kingdom pension plan, which is also underfunded, required Company contributions of $0.9 million and $1.0 million during fiscal 2020 and 2019, respectively. The Company expects to make a $0.9 million contribution to its United Kingdom pension plan in fiscal 2021.

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

As of June 30, 2020, our total indebtedness was $30.9 million as compared to indebtedness of $21.6 million as of June 30, 2019.

As previously disclosed in The L.S. Starrett Company’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as a result of a decrease in sales related to the COVID-19 epidemic, the Company anticipated potential non-compliance with its fixed charge coverage ratio for the year ended June 30, 2020 under its Loan and Security Agreement (the “Loan Agreement”) by and among the Company and its U.S. operating companies (collectively, the “Borrowers”) and TD Bank, N.A. (“TD Bank”). On June 25, 2020, the Borrowers and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement. The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2020. In addition, the Amendment and Restatement clarifies that certain non-cash adjustments to the definition of EBITDA are permitted under the Loan Agreement, as amended In addition, the Amendment and Restatement increases the permitted borrowings from a foreign bank from $5.0 million to $15.0 million and permits the Company to draw the remainder of the outstanding balance under the Loan Agreement, which was approximately $7.2 million as of June 30, 2020.

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021  and (ii) establishment of a new minim um cumulative EBITDA and minimum liquidity covenants in lieu thereof.  TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values.  As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement.  In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives.  The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement.  The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter.

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

We may not realize all of the anticipated benefits of our acquisitions or divestitures, or these benefits may take longer to realize than expected.

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

Furthermore, we consider strategic divestitures from time to time, including divestures of underperforming or non-core assets or divestitures designed to generate cash to extinguish or reduce our liabilities. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses following the transaction, including through guarantees or other financial arrangements. Lower performance by those divested businesses could affect our future financial results and divestitures of profitable operations to generate cash could reduce our future revenues and profits. (See Note 6 “Goodwill and Intangibles” to the Consolidated Financial Statements regarding impairment)

If we do not meet customers’ product quality, reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

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

During the fiscal year 2020, revenue from sales outside of the United States was $87.5 million, representing approximately 43 % of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, changes in governmental monetary and fiscal policies, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a significant impact on our business.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2020, there were approximately 1,085 registered holders of Class A common stock and approximately 875 registered holders of Class B common stock. In the fourth quarter of fiscal 2020, there were zero Class A shares and 2,762 Class B shares repurchased.

Quarter Ended	High	Low
September 2018	$6.70	$5.96
December 2018	6.95	4.65
March 2019	8.48	5.40
June 2019	8.20	6.62
September 2019	6.90	5.25
December 2019	6.03	5.23
March 2020	6.03	3.03
June 2020	4.09	3.02

The Company’s dividend policy is subject to periodic review by the Board of Directors. Based upon economic conditions, the Board of Directors suspended its quarterly dividend of $0.10 as of the quarter ended March 31, 2018.

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

	BASE	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020

STARRETT	$100.00	$82.34	$61.95	$47.19	$48.81	$25.00
RUSSELL2000	$100.00	$93.27	$116.21	$136.63	$132.11	$123.35
PEER GROUP	$100.00	$97.41	$124.48	$138.54	$141.65	$156.33

Item 6 - Selected Financial Data

The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2020	2019	2018	2017	2016
Net sales	$201,451	$228,022	$216,328	$207,023	$209,685
Net earnings (loss)	(21,839)	6,079	(3,633)	991	(14,130)
Basic earnings (loss) per share	(3.14)	0.87	(0.52)	0.14	(2.01)
Diluted earnings (loss) per share	(3.14)	0.87	(0.52)	0.14	(2.01)
Long-term debt	26,341	17,541	17,307	6,095	17,109
Total assets	172,683	190,087	182,286	192,665	201,598
Dividends per share	0.00	0.00	0.20	0.40	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

Fiscal 2020 Compared to Fiscal 2019

COVID-19 pandemic

After a strong and encouraging financial performance in Fiscal 2019, Fiscal 2020 has presented challenges unlike any other encountered in Starrett’s 140-year history. This storied history includes two World Wars, the 1918 pandemic, the Great Depression of the 1930’s, and the more recent financial crisis of 2009, amongst other recessions and events. Despite the challenges presented by the current pandemic situation, we have remained open and operational across the globe.

Globally, Starrett is deemed an “essential business”, as our measuring products are critical criteria in essential manufacturing, including the defense, aerospace, transportation, supply chain and medical industries. The Company meets the criterial outlined in the Cybersecurity and Infrastructure Security Agency (“CISA”) guidance, Department of Homeland Security as an “essential business”. Furthermore, our products are used in the food industry which is critical to the supply chain.

Throughout the pandemic crisis, our main focus has been on protecting the health and well-being of our employees, and the long-term financial health of the Company. As anticipated, the COVID-19 pandemic has had a negative impact on global sales. The impact was felt as early as January 2020 in our operation in Suzhou, China and most significantly since March 2020 in North America, the UK, Europe and Brazil. We were very quick to take austerity measures, reducing payroll and managing variable operational spending globally to help mitigate this shortfall in sales and preserve cash.

It remains very difficult for management to predict when this crisis will have reached its peak and when revenues and order intake will begin to resume their normal course. Because of this remaining uncertainty, management has conducted several scenario planning exercises and is prepared to take additional necessary steps to preserve the longer-term financial health of the Company.

As previously disclosed in our filings, and as a result of a decrease in sales related to the COVID-19 pandemic, we anticipated potential non-compliance with our fixed charge coverage ratio for the year ended June 30, 2020 under our Loan and Security Agreement with our main lender, TD Bank, and we notified them accordingly. On June 25, 2020, we entered in into an amendment and restatement of the Loan Agreement with TD Bank, waiving the fixed charge coverage ratio for the quarter ended June 30, 2020. Without this covenant relief, we may have been in default of the fixed charge coverage ratio or other covenants under the Loan Agreement for the quarter ending September 30, 2020, as well.

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021  and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof.  TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values.  As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement.  In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives.  The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement.  The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter.

Overview

For the first half of fiscal year 2020 sales were 0.5% above fiscal year 2019 at $109.0 million with Operating Income of $4.2 million. As previously mentioned, the COVID-19 pandemic has had a negative impact on global sales in the second half of fiscal 2020. This impact was felt as early as January 2020 in our operation in Suzhou, China and most significantly since March 2020 in North America and in the UK. The March quarter sales of $50.0 million and the June quarter sales of $42.5 of fiscal 2020 (cumulatively $92.5 million) compares unfavorably to the $58.5 in the March quarter and $61.1 million in the June quarter of fiscal year 2019 (cumulatively $119.6 million). Although overall Sales for fiscal 2020 are down 11.6% compared to fiscal 2019, it should be noted that second half sales for fiscal 2020 declined 22.6% from fiscal 2019, and fourth quarter sales declined over 30% from fiscal 2019 to fiscal 2020.

Overall, fiscal year 2020 sales were $201.5 million and fiscal year 2019 sales were $228.0 million.

Gross margins decreased $12.7 million or 17% from $74.9 million to $62.2 million. As a percent of sales, gross margins decreased from 33% in fiscal 2019 to 31% in fiscal 2020. We have taken austerity measures, reducing payroll and managing variable operational spending to help mitigate the shortfall in sales, and we are investing in restructuring programs going forward in order to improve upon the utilization of our manufacturing capacity and lower per unit costing globally.

Selling, general and administrative expenses decreased $4.3 million from $63.7 million in fiscal 2019 to $59.4 million in fiscal 2020 or 7% also as part of cost containment in the second half of fiscal year 2020. Much of the cost reduction was achieved in Q4 of fiscal year 2020.

In the quarter ending June 30, 2020 the Company took a restructuring charge related to headcount reductions and saw manufacturing consolidation.  The Company recorded a $1.6 million restructuring charge, of which $1.1 million remains unpaid at June 30, 2020.  The Company also expects, during fiscal 2021, an additional $2.4 million of expense associated with restructuring as a period cost at the time incurred. In addition, $6.5 million in goodwill and intangibles were impaired There were neither restructuring nor impairment charges in fiscal 2019.

Operating income in fiscal 2020 of $2.8 million, exclusive of adjustments related to goodwill and intangibles impairment of a combined $6.5 million and restructuring of $1.6 million, decreased by $8.4 million, compared to an operating income of $11.2 million in fiscal 2019. Operating income including adjustments was a loss of $5.3 million in fiscal 2020 or $16.5 million lower than fiscal year 2019.

Net Sales

Net sales in North America decreased $14.6 million or 11% from $136.4 million in fiscal 2019 to $121.8 million in fiscal 2020, principally due to a $13.3 million or 19% decrease in precision hand tools. International sales decreased $12.0 million or 13% from $91.6 million in fiscal 2019 to $79.6 million in fiscal 2020 driven by a 22% reduction in sales in the UK and a 18% decrease in China. Brazilian sales were adversely affected by exchange rate decline versus last year that cost an estimated $7.7 million. This means Brazil was $5.1 million below last year in USD sales but holding currency neutral would affect a $2.6 million increase (improvement) in fiscal 2020 vs fiscal 2019, a swing of $7.7 million.

 Gross Margin

Gross margin in fiscal 2020 was $62.2 million or 31% of sales and in fiscal 2019 $74.9 million or 33% of sales. Gross margin was $12.7 million below fiscal 2019, of which $3.4 million was foreign exchange related. The Brazilian Real declined to the U.S. dollar during fiscal year 2020.  The Company’s Brazilian operations saw a decline in gross margin in fiscal year 2020 vs fiscal year 2019 of $1.6 million but at exchange neutral would have seen a gain of $1.5 million.

North America gross margin decreased $8.1 million from $40.7 million in fiscal 2019 to $32.6 million in fiscal 2020 primarily due to the decreased net sales, although management did take austerity measures managing variable spending to help mitigate the shortfall. International gross margins decreased $4.6 million from $34.2 million in fiscal 2019 to $29.6 million in fiscal 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including Corporate expenses, decreased in fiscal year 2020 vs prior fiscal year $4.3 million or 7% due to austerity measures as a result of lower sales. North American selling, general and administrative expenses decreased $3.5 million or 11% and International selling, general and administrative expenses decreased $1.6 million or 6%.

Operating Profit

During the first half of fiscal 2020, in comparison to fiscal 2019, net sales were better by $0.3 million or 0.5% and operating profit was down 4.0% or $0.2 million. Fiscal 2019 ended with operating income of $11.2 million or 5% of net sales. Fiscal year 2020 ended at a loss of $5.3 million which was a $16.5 million decline to fiscal year 2019. This downward change in the second half of fiscal 2020 is predominately related to the pandemic.

Operating income in fiscal 2020 was $2.8 million, exclusive of $8.1 million of adjustments related to impairment and restructuring. Fiscal year 2019 had neither asset impairment nor restructuring charges. As reported, operating income in fiscal year 2020 was a loss of $5.3 million versus operating income of $11.2 million in fiscal year 2019.

Other Income (Expense)

Other Income (Expense) was ($14.7) million in fiscal 2020 as compared to ($1.6) million in fiscal 2019. The financial markets had an adverse impact on earnings in fiscal 2020 as the increased demand for bonds and the associated decrease in interest rates significantly contributed to a $16.7 million mark-to-market non-cash pension expense due to higher liabilities. The pension liability is based upon the ten-year Corporate Bond Rate and is set on the last day of the fiscal year. This generally accepted accounting principle coupled with the historically low interest rates are beyond the control of management. The discount rate to determine net cost for the US pension liability was lowered from 3.56% in June 2019 to 2.73% in June 2020. The Amortization of the net pension loss was $256 thousand in fiscal year 2019 compared to $16.7 million in fiscal 2020.

Income Taxes

The tax rate of (9.2%) on pre-tax losses of ($20.0) million in the year ended June 30, 2020 is lower than the U.S. statutory rate primarily as a result of the Global Intangible Low Taxed Income” GILTI” provisions, non-deductible goodwill impairment, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory tax rate of 34%. The tax rate was also negatively impacted by the write-off of the long-term receivable previously established for competent authority relief for historic transfer pricing adjustments which the Company has determined is no longer feasible to pursue and an increase in the valuation allowance against foreign tax credits which the Company has determined are more likely than not to expire unutilized.

The income tax rate for fiscal 2019 was 36.7% on pre-tax income of $9.6 million. The tax rate is higher than the U. S. statutory rate as a result of the “GILTI” provisions, which became effective in fiscal 2019 as well as changes in the international mix of earnings, particularly in Brazil with a statutory rate of 34%.

The Company continues to recognize the benefit of most U.S. deferred tax assets as, after weighing the positive and negative evidence, it believes it is more likely than not that those benefits will be recognized.

Fiscal 2019 Compared to Fiscal 2018

Overview

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

The income tax rate for fiscal 2018 was 174.7% on pre-tax income of $4.9 million. This rate compares to a normalized statutory U.S. federal and state rate of 32%. The primary reason for the higher effective tax rate is due to the reduction of the deferred tax asset due to the change in tax rates enacted in the United States.

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

The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations but has no forward currency contracts outstanding at June 30, 2020. Net foreign monetary assets are approximately $7.0 million as of June 30, 2020 and $12.9 million as of June 30, 2019.

A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments. A 10% increase in interest rates would not have a material impact on our borrowing costs. See Note 13 “Debt” to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $30.9 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2020	2019	2018
Cash provided by (used in) operating activities	$(1,163)	$8,397	$4,055
Cash used in investing activities	(10,600)	(7,227)	(5,762)
Cash provided by (used in) financing activities	9,314	(225)	1,708

The Company has a working capital ratio of 3.7 as of June 30, 2020 and 3.7 as of June 30, 2019 as lower accounts receivable of $7.0 million and lower inventory balances of $8.8 million were partially offset by decreased accounts payable, and accrued expenses. Cash, accounts receivable and inventories represent 92% and 94% of current assets fiscal 2020 and fiscal 2019, respectively. The Company had accounts receivable turnover of 6.2 in fiscal 2020 and 6.6 in fiscal 2019 and an inventory turnover ratio of 2.5 in both fiscal 2020 and in fiscal 2019.

Net cash used by operations was $1.2 million in fiscal 2020. Cash used in investing of $10.6 million included $9.3 million invested in property, plant and equipment and $1.3 million invested in software development. The Company had $9.3 million provided principally by net borrowing activities.

Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real.

Liquidity and Credit Arrangements

In addition to its cash and short-term investments, the Company has available a $25.0 million line of credit, of which, $0.8 million is reserved for letters of credit and $20.4 million was outstanding as of June 30, 2020.

During 2020 we implemented a restructuring plan to address changes in our business as a result of the COVID-19 pandemic. This plan included reducing payroll, consolidation of certain operations and managing variable costs.  In addition, we worked with TD Bank to amend the current loan agreement which resulted in a number of changes such as amendments to the financial covenants through June 2021. We believe that existing cash and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months. If our expectations are incorrect or the impact from the COVID-19 pandemic worsens then we may need to take advantage of unanticipated strategic opportunities to strengthen our financial position, which could result in material impacts to the Company’s consolidated financial statements in future reporting periods .

During the period ended March 31, 2020, as a result of a decrease in sales related to the COVID-19 epidemic, the Company anticipated potential non-compliance with its fixed charge coverage ratio for the year ended June 30, 2020 under its Loan and Security Agreement (the “Loan Agreement”) by and among the Company and its U.S. operating companies (collectively, the “Borrowers”) and TD Bank, N.A. (“TD Bank”). On June 25, 2020, the Borrowers and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement. The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2020.

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021  and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof.  TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values.  As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement.  In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives.  The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement.  The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of June 30, 2020. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative expense in the Consolidated Statements of Operations.

The allowance for doubtful accounts of $0.7 million at the end of fiscal 2020 compared to $0.7 million at the end of fiscal 2019 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company could be adversely affected.

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

Intangible Assets: Identifiable intangible assets are recorded at cost and are amortized on a straight-line basis over a 5-20 year period. The estimated useful lives of the intangible assets subject to amortization are: 10-15 years for patents, 14-20 years for trademarks and trade names, 5-10 years for completed technology, 8 years for non-compete agreements, 8-16 years for customer relationships and 5 years for software development. The Company in accordance with ASC 350 (Intangibles- Goodwill and Other), tested as a result of a triggering events identified at the private software company and Bytewise, due to lower sales “whether it is more likely than not the fair value of the reporting units long lived assets exceeded its carrying amount and determined intangibles were impairment at the private software company. The Company took a charge of $2.8 million during the June 2020 quarter for the impairment of intangible assets at its private software reporting unit.  See Note 6 “Goodwill and Intangibles” to the Consolidated Financial Statements for goodwill impairment charge details.

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

Goodwill: Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill of two reporting units associated with the November 2011 acquisition of Bytewise and the February 2017 acquisition of a private software company. Bytewise is tested in October and the software reporting unit is tested in February. The Company contracted with a professional valuation firm “the firm” to perform a quantitative analysis (commonly referred to as “Step One”) for its February 1, 2020 annual assessment of goodwill associated with its purchase of a private software company. The firm assisted the Company in estimating fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value.  During the March quarter fiscal year 2020, it determined the fair value assessment of the software development company’s goodwill exceeded the carrying amount.

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

During the June quarter fiscal year 2020 the Company, considering the COVID-19 pandemic a triggering event at the private software company and Bytewise due to lower sales, tested the Goodwill at both reporting units and concluded that the fair value, on a discounted cash flow basis, was less than the carrying value and took a goodwill impairment charge of $3.7 million. See Note 6 “Goodwill and Intangibles” to the Consolidated Financial Statements for impairment charges.

Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by evaluating the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of the Company’s deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the variable profitability of certain subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to realize our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations. (See also Note 11 “Income Taxes” to the Consolidated Financial Statements.)

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

Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to market (MTM adjustment) accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income. Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal years 2020, 2019 and 2018 were $16.9 million, $0.3 million, and $0.1 million, respectively. During Fiscal year 2020 the Company recorded a $16.8 million non-cash pension expense due to higher liabilities. The pension liability is based upon the ten-year Corporate Bond Rate and is set on the last day of the fiscal year. This generally accepted accounting principle coupled with the historically low interest rates are driven by financial markets, economic policy and financial conditions. The discount rate to determine net cost for the US pension liability was lowered from 3.56% in June 2019 to 2.73% in June 2020.

Calculation of pension and postretirement medical costs and obligations are dependent on actuarial assumptions. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. Effective December 31, 2013, the Company terminated eligibility for employees 55-64 years old in the Postretirement Medical Plan. (See also Note 12 “Employee Benefit Plans” to the Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS

The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2021	2022- 2023	2024- 2025	Thereafter
Debt obligations	$30.9	$4.6	$22.9	$2.7	$0.7
Estimated interest on debt obligations	1.7	0.8	0.7	0.2	-
Operating lease obligations	5.4	2.2	2.4	0.7	0.1
Purchase obligations	10.8	9.4	1.4	-	-
Total	$48.8	$17.0	$27.4	$3.6	$0.8

Estimated interest on debt obligations is based on a standard 10-year loan amortization schedule for the $10.0 million term loan, and the current outstanding balance of the Company's credit line at the current effective interest rate through April 2022 when the current credit line agreement ends. (See Note 13 “Debt” to the Consolidated Financial Statements for additional details).

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 22, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Boston, Massachusetts

September 22, 2020

 THE L.S. STARRETT COMPANY

Consolidated Balance Sheets

(in thousands except share data)

	6/30/20	6/30/19
ASSETS
Current assets:
Cash	$13,458	$15,582
Accounts receivable (less allowance for doubtful accounts of $736 and $685, respectively)	29,012	35,980
Inventories	52,987	61,790
Prepaid expenses and other current assets	8,641	6,623
Total current assets	104,098	119,975
Property, plant and equipment, net	37,090	36,679
Right of use assets	4,465	-
Taxes receivable	-	1,666
Deferred tax assets, net	21,018	18,639
Intangible assets, net	4,997	8,460
Goodwill	1,015	4,668
Total assets	$172,683	$190,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,532	$4,065
Current lease liability	1,905	-
Accounts payable	7,579	12,881
Accrued expenses	8,838	8,699
Accrued compensation	4,980	7,035
Total current liabilities	27,834	32,680
Other tax obligations	2,532	2,587
Long-term lease liability	2,655	-
Long-term debt, net of current portion	26,341	17,541
Postretirement benefit and pension obligations	67,338	53,900
Total liabilities	126,700	106,708

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,308,025 outstanding at June 30, 2020 and 6,206,525 outstanding at June 30, 2019)	6,308	6,207
Class B common stock $1 par (10,000,000 shares authorized; 679,680 outstanding at June 30, 2020 and 689,577 outstanding at June 30, 2019)	680	690
Additional paid-in capital	55,762	55,276
Retained earnings	58,648	80,487
Accumulated other comprehensive loss	(75,415)	(59,281)
Total stockholders’ equity	45,983	83,379
Total liabilities and stockholders’ equity	$172,683	$190,087

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Operations

 (in thousands except per share data)

	Years Ended
	6/30/20	6/30/19	6/30/18
Net sales	$201,451	$228,022	$216,328
Cost of goods sold	139,241	153,081	146,771
Gross margin	62,210	74,941	69,557
% of net sales	30.9%	32.9%	32.2%

Selling, general and administrative expenses	59,437	63,720	64,039
Restructuring charges	1,580	-	-
Goodwill and intangibles impairment	6,496	-	-
Operating income (loss)	(5,303)	11,221	5,518

Other (expense) income	(14,694)	(1,611)	(653)

Earnings (loss) before income taxes	(19,997)	9,610	4,865
Income tax expense	1,842	3,531	8,498

Net earnings (loss)	$(21,839)	$6,079	$(3,633)

Basic and diluted earnings (loss) per share	$(3.14)	$0.87	$(0.52)

Average outstanding shares used in per share calculations:
Basic	6,949	6,957	7,014
Diluted	6,949	7,026	7,014

Dividends per share	$0.00	$0.00	$0.20

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Comprehensive (Loss)

(in thousands)

	Years Ended
	6/30/20	6/30/19	6/30/18
Net earnings (loss)	$(21,839)	$6,079	$(3,633)
Other comprehensive (loss) income:
Currency translation (loss), net of tax	(12,316)	(593)	(5,603)
Pension and postretirement plans, net of tax of $(962), $(3,140) and $1,908, respectively	(3,818)	(9,488)	6,428

Other comprehensive (loss) income	(16,134)	(10,081)	825

Total comprehensive (loss)	$(37,973)	$(4,002)	$(2,808)

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Consolidated Statements of Stockholders’ Equity

 (in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Class A	Class B	Capital	Earnings	Loss	Total
Balance, July 1, 2017	$6,268	$762	$55,579	$79,402	$(49,985)	$92,026

Total comprehensive (loss) income	-	-	-	(3,633)	825	(2,808)
Dividends ($0.20 per share)	-	-	-	(1,401)	-	(1,401)
Repurchase of shares	(58)	(8)	(497)	-	-	(563)
Issuance of stock	20	20	279	-	-	319
Stock-based compensation	18	-	280	-	-	298
Conversion	54	(54)	-	-	-	-
Balance, June 30, 2018	6,302	720	55,641	74,368	(49,160)	87,871

Total comprehensive (loss) income	-	-	-	6,079	(10,081)	(4,002)
Transfer of historical translation adjustment	-	-	-	40	(40)	-
Repurchase of shares	(154)	(5)	(791)	-	-	(950)
Issuance of stock	-	15	66	-	-	81
Stock-based compensation	19	-	360	-	-	379
Conversion	40	(40)	-	-	-	-
Balance, June 30, 2019	6,207	690	55,276	80,487	(59,281)	83,379

Total comprehensive (loss) income	-	-	-	(21,839)	(16,134)	(37,973)
Repurchase of shares	-	(6)	(20)	-	-	(26)
Issuance of stock	-	21	52	-	-	73
Stock-based compensation	76	-	454	-	-	530
Conversion	25	(25)	-	-	-	-
Balance, June 30, 2020	$6,308	$680	$55,762	$58,648	$(75,415)	$45,983

Cumulative balance:
Currency translation loss, net of taxes					$(61,874)
Pension and postretirement plans, net of taxes					(13,541)
					$(75,415)

See notes to consolidated financial statements

THE L. S. STARRETT COMPANY

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended
	6/30/20	6/30/19	6/30/18
Cash flows from operating activities:
Net earnings (loss)	$(21,839)	$6,079	$(3,633)
Non cash operating activities:
Depreciation	5,206	5,047	5,462
Amortization	1,990	2,291	2,049
Goodwill and intangibles impairment	6,496	-	-
Stock-based compensation	530	379	298
Net long-term tax obligations	1,881	(20)	80
Deferred taxes	(1,802)	1,202	7,228
Postretirement benefit and pension obligations	16,823	1,000	876
Working capital changes:
Accounts receivable	2,284	(3,210)	(4,282)
Inventories	1,603	(4,204)	(3,461)
Other current assets	(3,071)	610	(822)
Other current liabilities	(3,369)	4,463	4,521
Prepaid pension expense	(8,035)	(5,766)	(4,761)
Other	140	526	500
Net cash (used in) provided by operating activities	(1,163)	8,397	4,055

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,277)	(5,765)	(4,345)
Software development	(1,323)	(1,462)	(1,417)
Net cash (used in) investing activities	(10,600)	(7,227)	(5,762)

Cash flows from financing activities:
Proceeds from borrowings	14,850	4,300	6,797
Debt repayments	(5,583)	(3,656)	(3,444)
Proceeds from common stock issued	73	81	319
Repurchase of shares	(26)	(950)	(563)
Dividends paid	-	-	(1,401)
Net cash provided by (used in) financing activities	9,314	(225)	1,708
Effect of translation rate changes on cash	325	(190)	219
Net increase (decrease) in cash	(2,124)	755	220
Cash beginning of year	15,582	14,827	14,607
Cash end of year	$13,458	$15,582	$14,827
Supplemental cash flow information:
Interest paid	$953	$884	$667
Taxes paid	1,994	2,262	122

See notes to consolidated financial statements

THE L.S. STARRETT COMPANY

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

1. DESCRIPTION OF BUSINESS

The L. S. Starrett Company (the “Company”) is incorporated in the Commonwealth of Massachusetts and is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The Company’s manufacturing operations are primarily in North America, Brazil, China and the United Kingdom “U.K.”. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, do-it-yourselfers and tradesmen such as builders, carpenters, plumbers and electricians.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All intercompany items have been eliminated in consolidation.

Cash: Cash held by foreign subsidiaries amounted to $7.1 million and $8.9 million at June 30, 2020 and June 30, 2019, respectively. Of the June 30, 2020 balance, $4.3 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.7 million in U.S. dollar equivalents was held in Brazilian Reals. Of the June 30, 2019 balance, $4.6 million in U.S. dollar equivalents was held in British Pounds Sterling and $2.6 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income and withholding tax consequences.

Financial instruments and derivatives: The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of cash and accounts receivable approximates fair value because of the short-term nature of these instruments. The carrying value of debt, which is at current market interest rates, also approximates its fair value. The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The notional amounts of contracts outstanding as of both June 30, 2020 and June 30, 2019 were zero.

Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense (income) for bad debts amounted to $0.2 million, $(0.1) million, and $0.5 million in fiscal 2020, 2019 and 2018, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.

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

Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. The construction in progress balances in buildings, building improvements and machinery and equipment at June 30, 2020 and June 30, 2019 were $0.6 million and $1.9 million, respectively. Repairs and maintenance of equipment are expensed as incurred.

Leases: The Company adopted Accounting Standards Codification 842, Leases ("ASC 842") July 1, 2019. The Company has leased buildings, manufacturing equipment and autos that are classified as operating lease right-of use "ROU" assets and operating lease liabilities in the Company's Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.

Although currently the Company’s Finance Leases are considered di minimis, leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 842, “Leases”.

Long-Lived Asset Impairment: Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. Goodwill impairment analysis fair values are calculated on a discounted cash flow basis.

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

During the fourth quarter, as a result of the COVID-19 pandemic which was considered to be a triggering event, at the private software company and Bytewise, due to its negative impact on the Company’s revenue the Company performed the intangible assets impairment assessment by running a quantitative analyses on an undiscounted basis for the long-lived assets, including intangible assets of Bytewise and the private software company, respectively. As a result of this analysis, the Company concluded that the private software company’s intangible assets were impaired $2.8 million. It was determined that there was no impairment of long-lived assets or intangibles at the Bytewise reporting unit.

Intangible assets: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-20 year period. The estimated useful lives of the intangible assets subject to amortization are: 10-15 years for patents, 14-20 years for trademarks and trade names, 5-10 years for completed technology, 8 years for non-compete agreements, 8-16 years for customer relationships and 5 years for software development. The Company recorded an impairment charge of $2.8 million in fiscal year 2020 and none in fiscal years 2019 and 2018. See Note 6 “Goodwill and Intangibles” to the Consolidated Financial Statements for impairment charges.

Goodwill: Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization but is tested for impairment annually and at any time when events suggest impairment may have occurred. The Company annually tests the goodwill of two reporting units associated with the November 2011 acquisition of Bytewise and the February 2017 acquisition of a private software company. Bytewise is tested in October and the software reporting unit is tested in February. The Company contracted with a professional valuation firm “the firm” to perform a quantitative analysis (commonly referred to as “Step One”) for its February 1, 2020 annual assessment of goodwill associated with its purchase of a private software company. The firm assisted the Company in estimating fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. During the March quarter fiscal year 2020, it determined the fair value assessment of the software development company’s goodwill exceeded the carrying amount.

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

During the June quarter fiscal year 2020 the Company, considering the COVID-19 pandemic a triggering event at the private software company and Bytewise due to lower sales, tested the Goodwill at both reporting units and concluded that the fair value, on a discounted cash flow basis, was less than the carrying value and took a goodwill impairment charge of $3.7 million. See Note 6 “Goodwill and Intangibles” to the Consolidated Financial Statements for impairment charges.

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

The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of June 30, 2020. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative expense in the Consolidated Statements of Operations.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. Any of the Company’s revenue not recognized under the point in time approach for the year ended June 30, 2020, was determined to be immaterial. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.

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

With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in fiscal 2019. As of June 30, 2020, and 2019, the balances of the return asset were $0.1 million and the balance of the refund liability were $0.2 million, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.4 million and $0.3 at June 30, 2020 and 2019, respectively.

Allowance for doubtful accounts: The allowance for doubtful accounts of $0.7 million at the end of fiscal 2020 compared to $0.7 million at the end of fiscal 2019 is based on our assessment of the collectability of specific customer accounts and the aging of our accounts receivable. While the Company believes that the allowance for doubtful accounts is adequate, if there is a deterioration of a major customer’s credit worthiness, actual write-offs are higher than our previous experience, or actual future returns do not reflect historical trends, the estimates of the recoverability of the amounts due the Company could be adversely affected.

Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs, which are deferred until mailed. Advertising costs were expensed as follows: $3.6 million in fiscal 2020, $5.0 million in fiscal 2019 and $5.1 million in fiscal 2018 and are included in selling, general and administrative expenses.

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

The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to-market (MTM adjustment) method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss). Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal years 2020, 2019 and 2018 were $16.9 million, $0.3 million, and $0.1 million, respectively.

Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $56.4 million of undistributed earnings of foreign subsidiaries as of June 30, 2020 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available, after consideration of U.S. Tax Reform and the dividends received deduction. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $3.8 million in fiscal 2020, $3.7 million in fiscal 2019, and $3.6 million in fiscal 2018.

Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 86,065, 68,378, and 23,771, of potentially dilutive common shares in fiscal 2020, 2019 and 2018, respectively, resulting from shares issuable under its stock-based compensation plans. These additional shares are not used in the diluted EPS calculation in loss years.

Translation of foreign currencies: The assets and liabilities on the financial statements of our foreign subsidiaries where the local currency is in functional currency, are translated at exchange rates in effect on reporting dates. The income statement is translated at average exchange rates over the reporting month throughout the year.

As equity accounts in the Consolidated Financial Statements are translated at historical exchange rates, the resulting foreign currency translation adjustments “CTA” are recorded in other comprehensive income (loss).

Other foreign subsidiaries may also contain assets or liabilities denominated in a currency other than the prevailing functional currency. These translations are adjusted into the functional currency on a monthly basis, See Note 10 “Other Income and Expense” to the Consolidated Financial Statements.

Use of accounting estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to: the allowances for doubtful accounts receivable and returned goods; inventory allowances; income tax valuation allowances, goodwill, uncertain tax positions and pension obligations. Amounts ultimately realized could differ from those estimates.

Recently Adopted Accounting Standards:

The Company adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) in FY19: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (NPBC). This update requires that an employer disaggregate the service cost component from the other components of NPBC. In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the Consolidated Statement of Operations and prospectively, on and after the adoption date, for the capitalization of the service cost component of NPBC in assets. As required by the transition provisions of this update, the following table shows the impact of the adoption on the respective line items in the Consolidated Statement of Operations for fiscal years 2020 and 2019 and the reclassifications to the fiscal year 2018 Consolidated Statement of Operations to retroactively apply classification of the service cost component and the other components of NPBC:

(Dollars in Thousands)	Increase (Decrease) to Net Income
	FY 2020	FY 2019	FY 2018
Cost of goods sold decrease	$12,790	$710	$582
Selling, general and administrative expense decrease	3,963	220	212
Other income (expense) net	(16,753)	(930)	(794)
	$-	$-	$-

The Company adopted Accounting Standards Codification 842, Leases ("ASC 842") July 1, 2019. As a result, the Company updated its significant accounting policies for leases. Refer to Note 8 "Leases" to the Consolidate Financial Statements for additional information related to the Company's lease arrangements and the impact of the adoption of ASC 842.

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

In preparation for adoption of the standard, the Company has implemented internal controls such as updated accounting policies and expanded data gathering procedures to comply with the additional disclosure requirements. The adoption had a material impact on the Company’s Consolidated Balance Sheets, but did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment using Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and should be applied prospectively for annual and any interim goodwill impairment tests. The Company adopted this guidance in fiscal year 2020.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. For deferred tax items recognized in Accumulated Other Comprehensive Income (AOCI), changes in tax rates can leave amounts “stranded” in AOCI. Under ASU 2018-02, FASB has given companies an option to reclassify the stranded tax effects resulting from the tax law and tax rate changes under the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and requires companies to disclose whether they are or are not opting to reclassify the income tax effects from the new 2017 tax act. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations upon adoption

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement ('Topic 820'): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations upon adoption

Recently Issued Accounting Standards not yet Adopted:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations upon adoption.

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

3.  STOCK-BASED COMPENSATION

Long-Term Incentive Plan

On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan was approved by shareholders on October 17, 2012, and the material terms of its performance goals were re-approved by shareholders at the Company’s Annual Meeting held on October 18, 2017. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of A shares common stock.

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in A shares of common stock. As of June 30, 2020, there were 20,000 stock options and 242,840 restricted stock units outstanding. In addition, there were 119,533 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2020.

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

There were no stock options granted during fiscal years 2020, 2019 or 2018.

The weighted average contractual term for stock options outstanding as of June 30, 2020 was 2.5 years. The aggregate intrinsic value of stock options outstanding as of June 30, 2020 was less than $0.1 million. There were 20,000 options exercisable as of June 30, 2020. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.

The Company accounts for RSU awards by recognizing the expense of the intrinsic value at the award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2020, the Company granted 110,500 RSU awards with fair values of $5.34 per RSU award, and there were no RSU’s forfeited. During the year ended June 30, 2019, the Company granted 67,000 RSU awards with fair values of $6.34 per RSU award. During the year ended June 30, 2018, the Company granted 62,000 RSU awards with fair values of $7.22 per RSU award.

There were 64,661 and 10,800 RSU awards settled in fiscal years 2020 and 2019 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2020 was $0.8 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2019 was $1.3 million. Compensation expense related to the 2012 Stock Incentive Plan was $345,000, $232,000 and $134,000 for fiscal 2020, 2019 and 2018 respectively. As of June 30, 2020, there was $2.0 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.3 million is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plans (ESPP) give eligible employees an opportunity to participate in the success of the Company. The Board of Directors renews each Employee Stock Purchase Plan every five years. Under these plans the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. No ESPP options were exercisable at fiscal year ends. The Board of Directors last approved an ESPP renewal in 2017. No additional options will be granted under the previous 2012 plan. A summary of option activity is as follows:

	Shares on Options	Weighted Average Exercise Price	Shares Available for Grant
Balance, July 1, 2017	77,285		365,581
2012 Plan Expired	-		(365,581)
2017 Plan Authorized	-		500,000
Options granted	63,607	6.35	(63,607)
Options exercised	(17,561)	6.69	-
Options canceled	(52,816)		13,614
Balance, June 30, 2018	70,515		450,007
Options granted	55,227	5.45	(55,227)
Options exercised	(11,981)	5.72	-
Options canceled	(26,628)		18,087
Balance, June 30, 2019	87,133		412,867
Options granted	86,946	3.63	(86,946)
Options exercised	(20,615)	3.52	-
Options canceled	(54,271)		54,271
Balance, June 30, 2020	99,193		380,192

The following information relates to outstanding options as of June 30, 2020:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2018	$2.23
2019	2.28
2020	1.63

The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 46.72% – 48.95%, risk free interest rate – 0.17% – 1.66%, expected dividend yield - 0% - 0% and expected lives - 2 years. Compensation expense of $0.1 million, $0.1 million and $0.1 million has been recorded for fiscal 2020, 2019 and 2018, respectively.

 Employee Stock Ownership Plan

On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income. The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 are eligible to participate. There was no compensation expense for the ESOP in 2020, 2019 or 2018.

4. CASH

Cash held by foreign subsidiaries amounted to $7.1 million and $8.9 million at June 30, 2020 and June 30, 2019, respectively. Of the June 30, 2020 balance, $4.6 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.7 million in U.S. dollar equivalents was held in Brazilian Reals. Of the June 30, 2019 balance, $4.3 million in U.S. dollar equivalents was held in British Pounds Sterling and $2.6 million in U.S. dollar equivalents was held in Brazilian Reals.

The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income and withholding tax consequences.

5.  INVENTORIES

 Inventories consist of the following (in thousands):

	June 30, 2020	June 30, 2019
Raw materials and supplies	$26,255	$26,106
Goods in process and finished parts	13,694	17,464
Finished goods	37,579	41,500
	77,528	85,070
LIFO reserve	(24,541)	(23,280)
	$52,987	$61,790

Of the Company’s $53.0 million and $61.8 million total inventory at June 30, 2020 and 2019, respectively, the $24.5 million and $23.3 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business had total Inventory, on a FIFO basis, of $33.1 million and $8.6 million on a LIFO basis as of June 30, 2020. The Core U.S. business total inventory was $33.2 million on a FIFO basis and $9.8 million on a LIFO basis at June 30, 2019. The use of LIFO, as compared to FIFO, resulted in a $1.3 million increase in cost of sales for the goods sold in fiscal 2020 compared to a $1.6 million decrease in fiscal 2019.

6. GOODWILL AND INTANGIBLES

The following table presents information about the Company’s goodwill and identifiable intangible assets on the dates indicated:

	June 30, 2020				June 30, 2019
	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Bytewise	$3,034	$-	$(3,034)	$-	$3,034	$-	$-	$3,034
Private Software Company	1,634	-	(619)	1,015	1,634	-		1,634
Goodwill	4,668	-	(3,653)	1,015	4,668	-	-	4,668
Identifiable intangible assets	14,155	(6,316)	(2,842)	4,997	18,707	(10,247)	-	8,460

Identifiable intangible assets consist of the following (in thousands):

	June 30, 2020	June 30, 2019
Non-compete agreements	$-	$600
Trademarks and trade names	2,070	2,070
Completed technology	2,010	2,010
Customer relationships	630	5,580
Software development	9,445	8,122
Other intangible assets	-	325
Total cost	14,155	18,707
Accumulated amortization	(6,316)	(10,247)
Intangibles impairment	(2,842)	-
Total net balance	$4,997	$8,460

Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit. Amortization expense was $1.9 million, $2.3 million and $2.0 million for the year ended June 30, 2020, 2019 and 2018, respectively. The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows:

Fiscal Year	(In thousands)
2021	$1,377
2022	1,162
2023	928
2024	657
2025	501
Thereafter	373
$4,997

The following tables provides Goodwill carried at fair value measuring on a non-recurring basis as of June 30, 2020. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2019:

(in thousands)	Fair Value Measurements at June 30, 2020				Expense
Goodwill	Carrying Value	Level 1	Level 2	Level 3	Year ended June 30, 2020
private software company	$1,015	-	-	$1,015	$619
Bytewise	-	-	-	-	$3,034

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

The Company contracted with a professional valuation firm “the firm” to perform a quantitative analysis (commonly referred to as “Step One”) for its February 1, 2020 annual assessment of goodwill associated with its purchase of a private software company. The firm assisted the Company in estimating fair value using an income approach based on the present value of future cash flows. The Company believes this approach yields the most appropriate evidence of fair value. And during the March quarter fiscal year 2020 determined the fair value assessment of the software development company’s goodwill exceeded the carrying amount.

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

The Company determined the COVID-19 pandemic a triggering event at the private software company and Bytewise due to its negative impact on the Company’s revenue. Under ASC 350 “Intangibles- Goodwill and Other”, the Company is required to test whether it is more likely than not the fair value of the reporting units goodwill exceeded its carrying amount. As of period ending March 31, 2020, the Company determined the precise impact to the business was not knowable, and therefore, performed a sensitivity analysis assuming an annualized percentage reduction of 25% of the projected revenue in the June quarter fiscal year 2020 and fiscal year 2021 and calculated fair value over the book value of equity. After assessing these and other factors the Company determined, during the March quarter fiscal year 2020, that it was more likely than not that the fair value of the Bytewise reporting unit and private software company’s fair value exceeded its carrying amount and the Company did not record an impairment charge.

During the fourth quarter of fiscal year 2020 the Company, considering the COVID-19 pandemic a triggering event for the private software company and Bytewise due to a drop in sales, performed the goodwill impairment assessment by running a quantitative analysis (commonly referred to as “Step One”) for both the Bytewise reporting unit and the private software company. The Company determined that the fair value of the Bytewise and private software company using a discounted cash flow method for both reporting units. Based on this analysis, it was determined that the fair value of the reporting unit is below their respective carrying amounts. As a result, the Company concluded that Intangible Assets were impaired $2.9 million and Goodwill was impaired $0.6 million at the private software company and Goodwill of $3.0 million was impaired at the Bytewise reporting unit as of June 30, 2020.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2020 and 2019 (in thousands):

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Land	$1,186	$-	$1,186
Buildings and building improvements	43,641	(29,966)	13,675
Machinery and equipment	115,563	(93,334)	22,229
Total	$160,390	$(123,300)	$37,090

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Land	$1,210	$-	$1,210
Buildings and building improvements	44,772	(30,427)	14,345
Machinery and equipment	117,386	(96,262)	21,124
Total	$163,368	$(126,689)	$36,679

Any finance leases as of June 30, 2020 and June 30, 2019 are de minimis. Depreciation expense was $5.2 million, $5.0 million and $5.5 million for the years ended June 30, 2020, 2019 and 2018, respectively.

 8. LEASES

The Company adopted Accounting Standards Codification 842, Leases "ASC 842" July 1, 2019. The Company has leased buildings, manufacturing equipment and autos that are classified as ROU assets and operating lease liabilities in the Company's Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.

The Company has implemented internal controls such as updated accounting policies and expanded data gathering procedures to comply with the additional disclosure requirements. The adoption had a material impact on the Company’s Consolidated Balance Sheets, but did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,465	$4,560	$5,422

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.2 years. As of June 30, 2020, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis. The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred.

The Company entered into $0.3 million in operating lease commitments in the twelve months ended June 30, 2020. At June 30, 2020, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2021	2,228
2022	928
2023	734
2024	707
2025	349
Thereafter	476
Subtotal	$5,422
Imputed Interest	(862)
Total	4,560

9. RESTRUCTURING COST

In June 2020, the Company recorded a restructuring charge of $1.6 million. The Company also expects, during fiscal 2021, an additional $2.4 million of expense associated with restructuring as a period cost at the time incurred.

The COVID-19 pandemic has had a negative impact on global sales. The impact was felt as early as January 2020 in the Company’s operation in Suzhou, China and most significantly in March 2020 in North America and in the UK. We have taken austerity measures, reducing payroll and managing variable operational spending to help mitigate the shortfall. In addition, the Company is investing in a strategic realignment focused on a lower cost structure, long term, designed to maximize our global factory utilization.  During fiscal 2020, the Company adopted a plan to consolidate certain saw manufacturing operations for greater efficiency. This restructuring is strategically targeting improving manufacturing utilization globally and will be carried out during fiscal 2021. The Company incurred $1.6 million in total restructuring accrual with $0.6 million in related charges for severance and $1.0 million in equipment related, freight and other costs. The remaining balance of the accrual at June 30, 2020 is $1.1 million, plus the $2.4 million period restructuring cost is planned to be incurred in the first three quarters of fiscal year 2021.

10. OTHER INCOME AND (EXPENSE)

Other income and expense consist of the following (in thousands):

	2020	2019	2018
Interest income	$90	71	$128
Interest expense	(975)	(976)	(845)
Foreign currency gain (loss), net	140	(426)	(316)
Brazil tax settlements	2,544	345	1,446
Patent lawsuit settlement	-	-	(666)
Sale of scrap material	100	110	70
Pension net periodic benefit cost (NPBC)	(16,753)	(930)	(794)
Other income (expense), net	160	195	324
	$(14,694)	(1,611)	$(653)

The impact of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on the respective line items in the Consolidated Statement of Earnings for fiscal 2020, 2019 and 2018 is disclosed in Note 2 “Summary of Significant Accounting Policies”.

11. INCOME TAXES

 Components of earnings (loss) before income taxes are as follows (in thousands):

	2020	2019	2018
Domestic operations	$(24,450)	$1,507	$1,351
Foreign operations	4,453	8,103	3,514
	$(19,997)	$9,610	$4,865

The provision for (benefit from) income taxes consists of the following (in thousands):

	2020	2019	2018
Current:
Federal	$(19)	$(106)	$(991)
Foreign	3,633	2,398	2,256
State	30	37	5
Deferred:
Federal	(1,514)	1,139	6,772
Foreign	53	(172)	(396)
State	(341)	235	852
	$1,842	$3,531	$8,498

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2020	2019	2018
Expected tax (benefit) expense	$(4,199)	$2,018	$1,365
State taxes, net of federal effect	(1,042)	(5)	-
Foreign taxes, net of federal credits	1,210	(1,055)	(1,010)
Change in valuation allowance	1,996	1,744	2,074
Tax reserve adjustments	1,946	(66)	(38)
Return to provision and other adjustments	372	(57)	(72)
Goodwill impairment	130	-	-
Tax rate change applied to deferred tax balances	54	(129)	6,324
Global intangible low taxed income	1,558	1,121	-
Other permanent items	(183)	(40)	(145)
Actual tax (benefit) expense	$1,842	$3,531	$8,498

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment.

During the fiscal year ended June 30, 2018, the Company recognized a provisional tax expense of $6.3 million as a reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in its Consolidated Statement of Operations. During the fiscal year ended June 30, 2019, the Company completed the accounting for the tax effects of the enactment of the Act. The Company recorded additional foreign tax credits of ($1.8) million which were offset by a valuation allowance, resulting in a nil adjustment to the provisional tax expense previously recorded.

Beginning in fiscal 2019, the Company incorporated certain provisions of the Act in the calculation of the tax provision and effective tax rate, including the provisions related to the Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit tax deductibility of expenses. For fiscal 2020, the GILTI provisions have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. In general, this foreign income will effectively be taxed at an additional 10.5% tax rate reduced by any available current year foreign tax credits. The ability to benefit foreign tax credits may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income and other potential limitations within the foreign tax credit calculation.

Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has made the accounting policy election to recognize GILTI as a period expense.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions are not expected to have a significant impact on the Company’s financial results.

The tax rate of (9.2%) on pre-tax losses of ($20.0) million in the year ended June 30, 2020 is lower than the U.S. statutory rate primarily as a result of the GILTI provisions, non-deductible goodwill impairment, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory tax rate of 34%. The tax rate was also negatively impacted by the write-off of the long-term receivable previously established for competent authority relief for historic transfer pricing adjustments which the Company has determined is no longer feasible to pursue and an increase in the valuation allowance against foreign tax credits which the Company has determined are more likely than not to expire unutilized.

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

Net deferred tax assets at June 30, 2020 were $21.0 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to U.S. operations. U.S. net deferred assets are $26.9 million with a valuation allowance of $8.8 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforward that will expire in the near future.

Key positive evidence considered include: a) domestic profitability in 2019 and 2018; b) cost saving plans are being implemented by the Company; c) indefinite federal loss carryforward periods and d) forecasted domestic profits for future years. The negative evidence considered is that fiscal years 2020 showed domestic book and tax losses due to the impact of the COVID-19 pandemic and charges recorded in the fourth quarter.

In fiscal 2020, the valuation allowance increased by $2.1 million due to the impact of the current year domestic loss generated and revised forecasts of income on the projected utilization of foreign tax credits that will expire at various dates through 2028. In fiscal 2019, the valuation allowance increased by $1.7 million primarily due to an increase in foreign tax credits that became available as a result of the one-time transition tax on foreign earnings, in excess of the limitation on their use as a result of the Company’s overall domestic loss recapture.

Deferred income taxes at June 30, 2020 and 2019 are attributable to the following (in thousands):

	2020	2019
Inventories	$1,339	$1,361
Employee benefits (other than pension)	684	840
Operating lease liabilities	1,111	-
Book reserves	695	601
Federal NOL, various carryforward periods	716	66
State NOL, various carryforward periods	1,719	1,224
Foreign NOL, various carryforward periods	388	309
Foreign tax credit carryforward, expiring 2023 – 2028	7,212	7,329
Pension benefits	13,175	10,289
Retiree medical benefits	1,961	1,778
Depreciation	(186)	(17)
Intangibles	580	(630)
Right of use assets	(1,088)	-
Federal research and development and AMT credit carryforward	817	786
Other temporary taxable differences	(698)	-
Other temporary deductible differences	1,404	1,446
Total deferred tax assets	29,828	25,382
Valuation allowance	(8,811)	(6,743)
Net deferred tax asset	$21,018	$18,639

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

Balance at July 1, 2017	$(11,588)
Increase for tax positions taken during the current period	(287)
Increase for tax positions taken during the prior period	(67)
Effect of exchange rate changes	130
Decrease relating to lapse of applicable statute of limitations	930
Balance at June 30, 2018	(10,882)

Increase for tax positions taken during the current period	(215)
Decrease for tax positions taken during the prior period	5
Effect of exchange rate changes	16
Decrease relating to lapse of applicable statute of limitations	137
Balance at June 30, 2019	(10,939)

Increase for tax positions taken during the current period	(326)
Increase for tax positions taken during the prior period	(188)
Effect of exchange rate changes	299
Decrease relating to lapse of applicable statute of limitations	48
Balance at June 30, 2020	$(11,106)

As of June 30, 2020, 2019 and 2018, the Company has unrecognized tax benefits of $11.1 million, $10.9 million, and $10.9 million, respectively, of which $7.7 million, $5.6 million and $5.4 million, respectively, would favorably impact the effective tax rate if recognized.

The long-term tax obligations as of June 30, 2020, 2019 and 2018 relate primarily to transfer pricing adjustments. The Company has also recorded a non-current tax receivable for $0.0 million and $1.7 million at June 30, 2020 and 2019, respectively, representing the corollary effect of transfer pricing competent authority adjustments.

The Company has identified uncertain tax positions at June 30, 2020 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by $0.1 million. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked $0.1 million in fiscal 2020 for interest expense.

The Company’s U.S. federal tax returns for years prior to fiscal 2017 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses and credits carried forward from earlier years are still subject to review and adjustment. As of June 30, 2020, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 through 2019.

The federal tax loss carryforward of $3.4 million has an unlimited carryforward period. The state tax loss carryforwards tax effected benefit of $1.7 million expires at various times beginning in 2021. The state tax credit carryforwards of $0.6 million expires in the years 2021 through 2035. The foreign tax credit carryforward of $7.2 million expires in the years 2023 through 2028. The research and development tax credit carryforward of $0.8 million expires in the years 2029 through 2040. The foreign tax loss carryforwards of $2.3 million can be carried forward indefinitely.

At June 30, 2020, the estimated amount of total unremitted earnings of foreign subsidiaries is $56.4 million. The Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, does not believe it is practicable to estimate the unrecognized deferred taxes related to these earnings as they are indefinitely reinvested. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely incurrence of U.S. federal and state income and withholding tax consequences.

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

The total cost of all such plans for fiscal 2020, 2019 and 2018 was $18.6 million, $2.8 million and $2.7 million, respectively. Included in these amounts are the Company’s contributions to the defined contribution plans amounting to $1.6 million, $1.7 million and $1.8 million in fiscal 2020, 2019 and 2018, respectively. The financial markets also had an adverse impact on earnings in fiscal 2020 as the increased demand for bonds and the associated decrease in interest rates significantly contributed to a $16.8 million non-cash pension expense due to higher liabilities. The pension liability is based upon the ten-year Corporate Bond Rate and is set on the last day of the fiscal year. This generally accepted accounting principle coupled with the historically low interest rates are driven by financial markets, economic policy and financial conditions. The discount rate to determine net cost for the US pension liability was lowered from 3.56% in June 2019 to 2.73% in June 2020. The amortization of the net pension loss was $0.3 million in fiscal year 2019 compared to $16.8 million in fiscal 2020.

Under both U.S and U.K. defined benefit plans, benefits are based on years of service and final average earnings. Plan assets consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is given reasonable prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.

In fiscal 2021, the Company will use an expected long-term rate of return assumption of 5.0% for the U.S. domestic pension plan, and 2.6% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2020 and 2019, the Company used a discount rate assumption of 3.6% and 4.3% for the U.S. plan and 2.4% and 2.8% for the U.K. plan, respectively. In determining these assumptions, the Company considers published third party data appropriate for the plans.

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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2020 the contribution for fiscal 2021 for the U.S. plans will require a contribution of $7.0 million and the U.K. plan will require one of $0.9 million.

The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2020	2019
Asset category:
Cash equivalents	4%	2%
Fixed income	27%	31%
Equities	40%	35%
Mutual and pooled funds	29%	32%
	100%	100%

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

The tables below show the portfolio by valuation category as of June 30, 2020 and June 30, 2019 (in thousands):

June 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$5,165	$-	$-	$5,165	4%
Fixed Income	-	32,740	-	32,740	27%
Equities	48,947	888	-	49,835	40%
Mutual & Pooled Funds	-	30,687	-	30,687	29%
Total	$54,112	$64,315	$-	$118,427	100%

At June 30, 2020 in the U.K. Pension plan a fund in the amount of $5.4 million was excluded from above and valued under NAV practical expedient. The value of the combined plan assets at end of year was $123,826.

Included in equity securities at June 30, 2020 and 2019 are shares of the Company’s common stock having a fair value of $2.2 million and $4.6 million, respectively.

June 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$1,818	$-	$-	$1,818	2%
Fixed Income	-	38,232	-	38,232	31%
Equities	41,629	1,482	-	43,111	35%
Mutual & Pooled Funds	2,362	36,510	-	38,872	32%
Total	$45,809	$76,224	$-	$122,033	100%

U.S. and U.K. Plans Combined:

The status of these defined benefit plans is as follows (in thousands):

	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$169,680	$159,213	$169,696
Interest cost	5,417	6,013	6,077
Exchange rate changes	(1,013)	(1,697)	707
Benefits paid	(7,203)	(7,217)	(6,489)
Actuarial (gain) loss	17,309	13,368	(10,778)
Benefit obligation at end of year	$184,190	$169,680	$159,213

Change in plan assets
Fair value of plan assets at beginning of year	122,033	118,693	117,778
Actual return on plan assets	2,163	6,589	2,545
Employer contributions	7,687	5,413	4,366
Benefits paid	(7,203)	(7,217)	(6,489)
Exchange rate changes	(845)	(1,445)	493
Fair value of plan assets at end of year	123,826	122,033	118,693
Funded status at end of year	$(60,364)	$(47,647)	$(40,520)
Amounts recognized in balance sheet
Current liability	$(373)	$(324)	$(67)
Noncurrent liability	(59,991)	(47,323)	(40,453)
Net amount recognized in balance sheet	$(60,364)	$(47,647)	$(40,520)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$(19,113)	$(15,590)	$(4,038)
Amounts not yet recognized as a component of net periodic benefit cost	(19,113)	(15,590)	(4,038)
Accumulated net periodic benefit cost in excess of contributions	(41,249)	(32,057)	(36,482)
Net amount recognized	$(60,634)	$(47,647)	$(40,520)

Components of net periodic benefit cost
Interest cost	$5,417	$6,013	$6,077
Expected return on plan assets	(5,193)	(5,129)	(5,140)
Recognized actuarial loss	16,753	284	26
Net periodic benefit cost	$16,977	$1,168	$963

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	$(53)	$(38)	$(28)

Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$184,190	$169,680	$159,213
Accumulated benefit obligation	$184,190	$169,680	$159,213
Fair value of assets	$123,826	$122,033	$118,693

U.S. Plan:

The status of the U.S. defined benefit plan is as follows (in thousands):

	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$126,380	$116,277	$124,138
Service cost	-	-	-
Interest cost	4,417	4,854	4,804
Plan curtailment	-	-	-
Benefits paid	(5,682)	(5,565)	(4,786)
Actuarial (gain) loss	13,016	10,814	(7,879)
Benefit obligation at end of year	$138,131	$126,380	$116,277

Weighted average assumptions – benefit obligation
Discount rate	2.73%	3.56%	4.27%
Rate of compensation increase	n/a	n/a	n/a

Change in plan assets
Fair value of plan assets at beginning of year	$85,150	$82,140	$81,928
Actual return on plan assets	1,071	4,132	1,645
Employer contributions	6,753	4,443	3,353
Benefits paid	(5,682)	(5,565)	(4,786)
Fair value of plan assets at end of year	87,292	85,150	82,140
Funded status at end of year	$(50,839)	$(41,230)	$(34,137)

Amounts recognized in balance sheet
Current liability	$(373)	$(324)	$(67)
Noncurrent liability	(50,466)	(40,906)	(34,070)
Net amount recognized in balance sheet	$(50,839)	$(41,230)	$(34,137)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.56%	4.27%	3.92%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	5.00%	5.00%	5.00%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Accumulated loss	$(14,507)	$(13,196)	$(2,731)
Amounts not yet recognized as a component of net periodic benefit cost	(14,507)	(13,196)	(2,731)
Accumulated contributions less than net periodic benefit cost	(36,332)	(28,034)	(31,406)
Net amount recognized	$(50,839)	$(41,230)	$(34,137)
Components of net periodic benefit cost
Interest cost	$4,417	$4,854	$4,804
Expected return on plan assets	(4,249)	(4,067)	(4,026)
Recognized actuarial loss	14,883	284	26
Net periodic benefit cost	$15,051	$1,071	$804

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	(38)	(38)	(28)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$138,131	$126,380	$116,277
Accumulated benefit obligation	$138,131	$126,380	$116,277
Fair value of assets	$87,292	$85,150	$82,140

U.K. Plan:

The status of the U.K. defined benefit plan is as follows (in thousands):

	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$43,300	$42,936	$45,558
Interest cost	1,000	1,159	1,273
Exchange rate changes	(1,013)	(1,697)	707
Benefits paid	(1,521)	(1,652)	(1,703)
Actuarial (gain) loss	4,293	2,554	(2,899)
Benefit obligation at end of year	$46,059	$43,300	$42,936
Weighted average assumptions - benefit obligation
Discount rate	1.59%	2.39%	2.80%
Rate of compensation increase	n/a	n/a	n/a

Change in plan assets
Fair value of plan assets at beginning of year	$36,883	$36,553	$35,850
Actual return on plan assets	1,092	2,457	900
Employer contributions	934	970	1,013
Benefits paid	(1,521)	(1,652)	(1,703)
Exchange rate changes	(854)	(1,445)	493
Fair value of plan assets at end of year	36,534	36,883	36,553
Funded status at end of year	$(9,525)	$(6,417)	(6,383)
Amounts recognized in balance sheet
Noncurrent liability	(9,525)	(6,417)	(6,383)
Net amount recognized in balance sheet	$(9,525)	$(6,417)	$(6,383)

Weighted average assumptions – net periodic benefit cost

Discount rate	2.39%	2.80%	2.73%
Rate of compensation increase	n/a	n/a	n/a
Return on plan assets	2.62%	2.98%	3.01%

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$(4,608)	$(2,394)	$(1,307)
Amounts not yet recognized as a component of net periodic benefit cost	(4,608)	(2,394)	(1,307)
Accumulated net periodic benefit cost in excess of contributions	(4,917)	(4,023)	(5,076)
Net amount recognized	$(9,525)	$(6,417)	$(6,383)

Components of net periodic benefit cost
Interest cost	1,000	1,159	1,273
Expected return on plan assets	(944)	(1,062)	(1,114)
Amortization of net loss	1,870	—	—
Net periodic benefit cost	$1,926	$97	$159

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year	$-	$-	$-

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$46,059	$43,300	$42,936
Accumulated benefit obligation	$46,059	$43,300	$42,936
Fair value of assets	$36,534	$36,883	$36,553

Postretirement Medical and Life Insurance Benefits:

The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$6,930	$6,385	$7,086
Service cost	73	72	85
Interest cost	240	265	270
Benefits paid	(329)	(346)	(388)
Actuarial (gain) loss	791	554	(668)
Benefit obligation at end of year	$7,705	$6,930	$6,385

Weighted average assumptions: benefit obligations
Discount rate	2.73%	3.56%	4.27%
Rate of compensation increase	2.64%	2.64%	2.64%

Change in plan assets
Employer contributions	329	346	388
Benefits paid, net of employee contributions	(329)	(346)	(388)
Fair value of plan assets at end of year	—	—	—

Amounts recognized in balance sheet
Current postretirement benefit obligation	$(358)	$(353)	$(339)
Non-current postretirement benefit obligation	(7,347)	(6,577)	(6,046)
Net amount recognized in balance sheet	$(7,705)	$(6,930)	$(6,385)

Weighted average assumptions – net periodic benefit cost
Discount rate	3.56%	4.27%	3.92%
Rate of compensation increase	2.64%	2.64%	2.64%

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$2,240	$2,777	$3,314
Accumulated gain (loss)	(2,160)	(1,452)	(928)
Amounts not yet recognized as a component of net periodic benefit cost	80	1,325	2,386
Net periodic benefit cost in excess of accumulated contributions	(7,785)	(8,255)	(8,771)
Net amount recognized	$(7,705)	$(6,390)	$(6,385)
Components of net periodic benefit cost
Service cost	$73	$72	$85
Interest cost	240	265	270
Amortization of prior service credit	(537)	(537)	(537)
Amortization of accumulated loss	83	30	99
Net periodic benefit cost	$(141)	$(170)	$(83)
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$537	$537	$537
Net loss	(166)	(83)	(30)
	$371	$454	$507

Healthcare cost trend rate assumed for next year	n/a	6.60%	6.60%
Rate to which the cost trend rate gradually declines	n/a	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	n/a	2037	2037

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2020	2019	2018
Effect on postretirement benefit obligation	$1	$1	$1

	1% Decrease
	2020	2019	2018
Effect on postretirement benefit obligation	$(1)	$(1)	$(1)

Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2021	$7,913	$358
2022	8,250	363
2023	8,610	353
2024	8,643	358
2025	9,150	364
After	56,032	1,889
	$98,598	$3,685

13. DEBT

Debt is comprised of the following (in thousands):

	June 30, 2020	June 30, 2019
Short-term and current maturities
Loan and Security Agreement (Bytewise)	$-	$1,765
Loan and Security Agreement (Term Loan)	597	-
Brazil Loans	3,935	2,300
	4,532	4,065
Long-term debt (net of current portion)
Loan and Security Agreement (Bytewise)	-	2,641
Loan and Security Agreement (Term Loan)	5,941	-
Loan and Security Agreement (Line of Credit)	20,400	14,900
	26,341	17,541
	$30,873	$21,606

Future maturities of debt are as follows (in thousands):

Fiscal Year
2021	4,532
2022	21,629
2023	1,280
2024	1,332
2025	1,386
Thereafter	714
Total	$30,873

As a result of a decrease in sales related to the COVID-19 epidemic, the Company anticipated potential non-compliance with its fixed charge coverage ratio for the year ended June 30, 2020 under its Loan and Security Agreement (the “Loan Agreement”) by and among the Company and its U.S. operating companies (collectively, the “Borrowers”) and TD Bank, N.A. (“TD Bank”).  On June 25, 2020, the Borrowers and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement.  The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2020. In addition, the Amendment and Restatement clarifies that certain non-cash adjustments to the definition of EBITDA are permitted under the Loan Agreement, as amended.  In addition, the Amendment and Restatement increases the permitted borrowings from a foreign bank from $5.0 million to $15.0 million and permits the Company to draw the remainder of the outstanding balance under the Loan Agreement.

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021  and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof.  TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values.  As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement.  In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives.  The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement.  The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter.

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

Total debt increased $5.7 million and $6.9 million during the three months and nine months ending March 31, 2020. During the three months ended March 31, 2020 the Company pay down $3.5 million of the Bytewise term loan (November, 2011) using the proceeds from borrowing $6.5 million on the Loan and Security Agreement Term Loan. The line of credit balance increased $2.5 million and Brazil loans increased $0.2 million.

Availability under the Line of Credit remains subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

On November 22, 2011, in conjunction with the Bytewise acquisition, the Company entered into a $15.5 million term loan (the “Term Loan”) under the then existing Loan and Security Agreement. The Term Loan was a ten-year loan bearing a fixed interest rate of 4.5% and was payable in fixed monthly payments of principal and interest of $160,640. The Term Loan had a balance of $3.5 million at December 31, 2019. During the three months ended March 31, 2020 the Company paid down $3.5 million of the Bytewise term loan.

In December 2017, the Company’s Brazilian subsidiary entered into two short-term loans with local banks in order to support the Company’s strategic initiatives. The loans backed by the entity’s US dollar denominated export receivables were made with Santander Bank and Bradesco Bank. In February 2019, the Company’s Brazilian subsidiary began refinancing debt among Santander, Bradesco and Brazil Bank as follows as of June 30, 2020 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Bradesco	5.18%	May 2020	May 2021	$1,000
Santander Bank	8.12%	April 2020	April 2021	959
Brazil Bank	3.10%	February 2020	February 2021	500
Brazil Bank	6.05%	March 2020	February 2021	1,000
Brazil Bank	2.40%	March 2020	February 2021	300
Brazil Bank	3.11%	September 2019	September 2020	177
				$3,936

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

16. CONCENTRATIONS OF CREDIT RISK

The Company believes it has little significant concentrations of credit risk as of June 30, 2020. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.

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

	Year Ended June 30, 2020
	North America	International	Unallocated	Total
Sales[1]	$121,834	$79,617	$-	$201,451
Goodwill and intangibles impairment	(6,496)	-	-	(6,496)
Restructuring	(341)	(1,239)	-	(1,580)
Operating income	(2,055)	3,841	(7,090)	(5,303)
Capital expenditures and software development	6,992	3,608	-	10,600
Depreciation and amortization	4,942	2,253	-	7,195
Current assets[4]	35,030	55,610	13,458	104,098
Long-lived assets[5]	34,354	13,213	21,018	68,585

	Year Ended June 30, 2019
	North America	International	Unallocated	Total
Sales[2]	$136,387	$91,635	$-	$228,022
Operating income (loss)	9,468	8,043	(6,209)	11,221
Capital expenditures and software development	3,617	6,610	-	7,227
Depreciation and amortization	5,022	2,316	-	7,338
Current assets[4]	41,188	63,205	15,582	119,975
Long-lived assets[5]	35,638	14,168	20,306	70,112

	Year Ended June 30, 2018
	North America	International	Unallocated	Total
Sales[3]	$128,442	$87,886	$-	$216,328
Operating income (loss)	8,175	2,128	(5,579)	4,724
Capital expenditures and software development	3,426	2,336	-	5,762
Depreciation and amortization	4,923	2,588	-	7,511
Current assets[4]	37,546	60,855	14,827	113,228
Long-lived assets[5]	37,489	13,010	18,559	69,058

1 Excludes $4,040 of North American segment intercompany sales to the International segment and $13,820 intercompany sales of the International segment to the North American segment.

2 Excludes $4,879 of North American segment intercompany sales to the International segment and $16,187 intercompany sales of the International segment to the North American segment.

3 Excludes $6,468 of North American segment intercompany sales to the International segment and $14,239 intercompany sales of the International segment to the North American segment.

4 Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents.

5 Long lived assets consist of property, plant and equipment, net taxes receivable, deferred tax assets, net intangible assets & goodwill.

Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales	Year Ended June 30,
	2020	2019	2018
North America
United States	$113,989	$127,359	$119,226
Canada & Mexico	7,845	9,028	9,216
	121,834	136,387	128,442
International
Brazil	49,254	54,324	49,726
United Kingdom	18,869	24,042	25,099
China	6,048	7,370	7,323
Australia & New Zealand	5,446	5,899	5,738
	79,617	91,635	87,886
Total Sales	$201,451	$228,022	$216,328

Long-lived Assets	Year Ended June 30,
	2020	2019	2018
North America
United States	$34,264	$35,594	$37,437
Canada & Mexico	90	44	52
	34,354	35,638	37,489
International
Brazil	8,050	10,067	8,662
United Kingdom	1,948	2,046	1,876
China	2,881	1,944	2,346
Australia & New Zealand	334	111	126
	13,213	14,168	13,010

Total Long-Lived Assets	$47,567	$49,806	$50,499

18. QUARTERLY FINANCIAL DATA (unaudited)  (in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings / (Loss) Before Income Taxes	Net Earnings / (Loss)	Basic and Diluted Earnings / (Loss) Per Share
September 2018	$51,901	$16,659	$942	$584	$0.08
December 2018	56,532	18,548	2,991	1,926	0.27
March 2019	58,498	19,155	3,045	2,088	0.30
June 2019	61,091	20,579	2,632	1,481	0.22
	$228,022	$74,941	$9,610	$6,079	$0.87
September 2019	$52,114	$17,703	$1,276	$778	$0.11
December 2019	56,864	18,836	1,875	1,260	0.18
March 2020	49,998	14,844	287	613	0.09
June 2020	42,475	10,827	(23,435)	(24,490)	(3.52)
	$201,451	$62,210	$(19,997)	$(21,839)	$(3.14)

Operating income in the June quarter fiscal 2020 was $2.8 million, exclusive of $8.1 million of adjustments related to impairment and restructuring. The financial markets also had an adverse impact on earnings in fiscal 2020 as the increased demand for bonds and the associated decrease in interest rates significantly contributed to a $16.7 million non-cash pension expense due to higher liabilities. The pension liability, recorded in Other Income, is based upon the ten-year Corporate Bond Rate and is set on the last day of the fiscal year.

19. SUBSEQUENT EVENTS

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021  and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof.  TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values. As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement.  In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives.  The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement.  The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter.

The Company incurred, during quarter ending June 30, 2020, $1.6 million in restructuring related to headcount reductions and saw manufacturing consolidation comprised of $0.6 million in severance and $1.0 million in equipment write-offs, freight associated with manufacturing consolidation and other costs. The unpaid amount of the restructuring charge at June 30, 2020 is $1.1 million. The company also expects to incur  $2.4 million in period restructuring in the first three quarters of fiscal year 2021.

On September 2, 2020 the Board of Directors approved the issuance of an Additional Equity Award to the Company’s Named Executive Officers “NEOs” and other executive as part of the 2012 Long-Term Incentive Plan “the Plan” . The award is in the amount of 101.1 thousand shares delivered as 67% fully vested Stock Units (defined in the Plan) and 33% as Restricted Stock Units (defined in the Plan). The Company’s share price close on September 2, 2020 at $3.37 per share.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on our assessment, management concluded that as of June 30, 2020 our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The L.S. Starrett Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2020, and our report dated September 22, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

September 22, 2020

Item 9B - Other Information

The Company is filing its fiscal 2020 10-K as a non-accelerated flier. A non-accelerated filer is not required to perform Sarbanes Oxley testing of Internal Controls over Financial Reporting. However, the Company has engaged its independent registered public accounting firm to perform an integrated audit.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2020 (the “2020 Proxy Statement”), which will be mailed to stockholders on or about October 2, 2020. The information in that portion of the 2020 Proxy Statement is hereby incorporated by reference.

Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	67	2001	President & CEO and Director
John C. Tripp	58	2019	Chief Financial Officer and Treasurer
Emerson T. Leme	59	2019	VP & GM Industrial Products North America
Christian Arnsten	53	2019	VP & GM Industrial Products International

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001.

John C. Tripp was appointed Chief Financial Officer of the Company, effective November 4, 2019. Prior to joining the Company, Mr. Tripp served as Chief Financial Officer of the IWIS Group, The Americas, since 2012, and prior to that, Divisional Chief Financial Officer of The Stanley Works – Healthcare Solutions, from 2008 to 2012. Mr. Tripp earned a BA in Economics at Harvard University and an MBA from Boston University.

Emerson T Leme was appointed Vice President Industrial Products North America effective July 2019 and prior to that he was Head of Metrology Equipment since 2016. Emerson joined the Company in 2004 as the General Manager of Starrett China. Previously, Mr. Leme worked as manufacturing consultant in 2004, as Latin America Operations Director for Steelcase Co. from 2001 to 2003 and from 1984 to 2001 he held several progressively more responsible positions up to Manufacturing Manager at Toledo do Brazil, than a subsidiary of Mettler-Toledo. Mr. Leme holds a Bachelor’s degree in mechanical engineering from FEI – Faculdade de Engenharia Industrial, São Bernando, Brazil and a MBA from Fundação Getulio Vargas, São Paulo, Brazil with an extension at The University of Chicago Graduate School of Business.

Christian Arnsten was appointed Vice President Industrial Products International effective July 2019 and prior to that was President of Starrett Brazil since July 2018. He has been working for the Company since 2000 in various International Sales and Marketing roles as Export Sales Manager Latin America and later as Marketing Director. Mr. Arntsen Previously worked for Norton, Construction Products Division, a Saint Gobain Abrasives Company in Atlanta, GA, USA from 1996 to 2000 as a Latin American Export Sales Manager and Regional Sales Manager, South-East, NA. Mr. Arntsen earned a Bachelor’s degree in Economics from Pontifícia Universidade Católica , São Paulo, Brazil and an MBA from Fundação Getulio Vargas, São Paulo, Brazil

The positions listed above represent their principal occupations and employment.

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

Item 11 - Executive Compensation

The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2020 Proxy Statement, and is hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2017 Employees’ Stock Purchase Plan (“2017 Plan”) as of June 30, 2020. The 2017 Plan was approved by stockholders at the Company’s 2017 annual meeting and shares of Class A or Class B common stock may be issued under the 2017 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	99,193	$3.95	380,192
Equity compensation plans not approved by security holders	—	—	—
Total	99,193	$3.95	380,192

(b)       Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2020 Proxy Statement, and is hereby incorporated by reference.

(c)       Security ownership of directors and officers:

The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Directors and Officers” in Section I of Part I in the Company’s 2020 Proxy Statement. These portions of the 2020 Proxy Statement are hereby incorporated by reference.

(d)       The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s 2020 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2020 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  1.      Financial statements filed in Item 8 of this annual report:

Consolidated Balance Sheets at June 30, 2020 and June 30, 2019.

Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2020.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2020.

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended June 30, 2020.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2020.

Notes to Consolidated Financial Statements

2.    The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2020	$685	$244	$(155)	$(38)	$736
Year Ended June 30, 2019	1,277	(91)	(5)	(496)	685
Year Ended June 30, 2018	946	538	(71)	(137)	1,277

Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period

Year Ended June 30, 2020	$6,743	$2,068	$-	$-	$8,811
Year Ended June 30, 2019	4,999	1,744	-	-	6,743
Year Ended June 30, 2018	2,922	2,077	-	-	4,999

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

10a	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed with Form 10-K for the year ended June 30, 2012 is hereby incorporated by reference.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10h	Form of Change in Control Agreement, executed by the Company and Francis J. O’Brien on July 15, 2010, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10i

Form of Non-Compete Agreement, dated as of January 16, 2009, executed separately by the Company and each of  Francis J. O’Brien, and Douglas A Starrett on July 15, 2010, and January 16, 2009, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.

10j*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, is hereby incorporated by reference.

10k*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, dated December 31, 2013 is hereby incorporated by reference.

10l*

The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10m*

The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10n

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

10r*

The L.S. Starrett Company 2017 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-221598) filed on November 16, 2017, is hereby incorporated by reference.

10s	The Amended and Restated Loan and Security Agreement dated June 25, 2020 by and among The L.S. Starrett Company, Tru-Stone Technologies, Inc. Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and TD Bank, N.A., filed as Exhibit 10.1 with Current Report on Form 8-K (File No. 001-00367) filed on July 1, 2020, is hereby incorporated by reference.

10t

First Amendment to The Amended and Restated Loan and Security Agreement dated June 25, 2020 by and among The L.S. Starrett Company, Tru-Stone Technologies, Inc. Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and TD Bank, N.A., is filed herewith.

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

101

The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30,  2020 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/John C. Tripp
John C. Tripp Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: September 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, September 22, 2020 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, September 22, 2020 Director

By: /S/ John C. Tripp	/S/Scott W. Sproule
John C. Tripp, September 22, 2020 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Scott W. Sproule, September 21, 2020 Director

/S/RICHARD B. KENNEDY	/S/RUSSELL D. CARREKER
Richard B. Kennedy, September 22, 2020	Russell D. Carreker, September 22, 2020
Director	Director

/S/DAVID A. LEMOINE	/S/CHRISTOPHER C. GAHAGAN
David A. Lemoine, September 22, 2020	Christopher C. Gahagan, September 22, 2020
Director	Director