Form 10-Q
period 2020-09-30
STARRETT L S CO
filed 2020-11-12
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	October 31, 2020
Class A Common Shares	6,434,815
Class B Common Shares	651,200

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	(unaudited) 09/30/2020	(audited) 06/30/2020
ASSETS
Current assets:
Cash	$11,561	$13,458
Accounts receivable (less allowance for doubtful accounts of $597 and $736, respectively)	30,629	29,012
Inventories	50,076	52,987
Prepaid expenses and other current assets	8,894	8,641
Total current assets	101,160	104,098

Property, plant and equipment, net	37,156	37,090
Right of use assets	4,213	4,465
Deferred tax assets, net	23,914	21,018
Intangible assets, net	4,948	4,997
Goodwill	1,015	1,015
Total assets	$172,406	$172,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,605	$4,532
Current lease liability	1,672	1,905
Accounts payable	9,409	7,579
Accrued expenses	8,278	8,838
Accrued compensation	4,671	4,980
Total current liabilities	29,635	27,834

Other tax obligations	2,578	2,532
Long-term lease liability	2,651	2,655
Long-term debt, net of current portion	21,227	26,341
Postretirement benefit and pension obligations	66,113	67,338
Total liabilities	122,204	126,700

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,342,031 outstanding at September 30, 2020 and 6,308,025 outstanding at June 30, 2020)	6,342	6,308
Class B Common stock$1 par (10,000,000 shares authorized; 651,816 outstanding at September 30, 2020 and 679,680 outstanding at June 30, 2020	652	680
Additional paid-in capital	56,117	55,762
Retained earnings	62,764	58,648
Accumulated other comprehensive loss	(75,673)	(75,415)
Total stockholders' equity	50,202	45,983
Total liabilities and stockholders’ equity	$172,406	$172,683

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended
	09/30/2020	09/30/2019

Net sales	$49,411	$52,114
Cost of goods sold	33,839	34,411
Gross margin	15,572	17,703
% of Net sales	31.5%	34.0%

Restructuring charges	346	—
Selling, general and administrative expenses	13,391	16,258

Operating income	1,835	1,445

Other (expense)	(1)	(169)

Income before income taxes	1,834	1,276

Income tax (benefit) expense	(2,282)	498

Net income	$4,116	$778

Basic income per share	$0.59	$0.11
Diluted income per share	$0.57	$0.11

Weighted average outstanding shares used in per share calculations:
Basic	6,988	6,904
Diluted	7,245	7,006

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (unaudited)

	3 Months Ended
	09/30/2020	09/30/2019

Net income	$4,116	$778
Other comprehensive income (loss):
Currency translation (loss), net of tax	(236)	(3,739)
Pension and postretirement plans, net of tax	(22)	(20)
Other comprehensive (loss)	(258)	(3,759)

Total comprehensive income (loss)	$3,858	$(2,981)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three Month Period Ended September 30, 2020:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2020	$6,308	$680	$55,762	$58,648	$(75,415)	$45,983
Total comprehensive income (loss)	—	—	—	4,116	(258)	3,858
Repurchase of shares	—	(2)	(4)	—	—	(6)
Stock-based compensation	8	—	359	—	—	367
Conversion	26	(26)	—	—	—	—
Balance September 30, 2020	$6,342	$652	$56,117	$62,764	$(75,673)	$50,202

Accumulated balance consists of:
Translation loss					$(62,110)
Pension and postretirement plans, net of taxes					(13,563)
					$(75,673)

For the Three Month Period Ended September 30, 2019:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379
Total comprehensive income (loss)	—	—	—	778	(3,759)	(2,981)
Repurchase of shares	—	(2)	(8)	—	—	(10)
Stock-based compensation	57	—	157	—	—	214
Conversion	6	(6)	—	—	—	—
Balance September 30, 2019	$6,270	$682	$55,425	$81,265	$(63,040)	$80,602

Accumulated balance consists of:
Translation loss					$(53,297)
Pension and postretirement plans, net of taxes					(9,743)
					$(63,040)
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	3 Months Ended
	09/30/2020	09/30/2019

Cash flows from operating activities:

Net income	$4,116	$778

Non-cash operating activities:
Depreciation	1,360	1,212
Amortization	300	575
Stock-based compensation	367	214
Net long-term tax obligations	17	26
Deferred taxes	(2,822)	141
Postretirement benefit and pension obligations	4	30
Working capital changes:
Accounts receivable	(1,656)	3,087
Inventories	3,194	(5,091)
Other current assets	(324)	(428)
Other current liabilities	678	(2,796)
Prepaid pension expense	(1,609)	(1,281)
Other	38	49
Net cash provided by (used in) operating activities	3,663	(3,484)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,543)	(2,625)
Software development	(251)	(399)
Net cash used in investing activities	(1,794)	(3,024)

Cash flows from financing activities:
Proceeds from borrowing	4,462	2,500
Debt repayments	(8,475)	(1,039)
Shares repurchased	(6)	(10)
Net cash (used in) provided by financing activities	(4,019)	1,451

Effect of exchange rate changes on cash	253	(15)

Net decrease in cash	(1,897)	(5,072)
Cash, beginning of period	13,458	15,582
Cash, end of period	$11,561	$10,510

Supplemental cash flow information:
Interest paid	$201	$269
Income taxes paid, net	1,224	594
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements
September 30, 2020
Note 1:    Basis of Presentation and Summary of Significant Account Policies
The unaudited interim consolidated financial statements as of and for the three months ended September 30, 2020 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The balance as of June 30, 2020 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2020.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2020 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Throughout the COVID-19 pandemic crisis, the Company's main focus has been on protecting the health and well-being of it's employees, and the long-term financial health of the Company. As anticipated, the COVID-19 pandemic has had a negative impact on global sales. It remains very difficult for management to predict when this crisis will have reached its peak and when sales and order intake resume their pre-pandemic levels. Because of this remaining uncertainty, management has conducted several scenario planning exercises and is prepared to take additional necessary steps to preserve the longer-term financial health of the Company. To the extent that pandemic-related events do not provide evidence about conditions that existed at the balance-sheet date, the Company considers it necessary to disclose it cannot estimate all aspects of the impact on the financial statements as a result of COVID-19.

Note 2:    Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2020. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below.

There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended September 30, 2020

Sales[1]	$25,984	$23,427	$—	$49,411

Operating Income (Loss)	$839	$2,830	$(1,834)	$1,835

Three Months ended September 30, 2019

Sales[2]	$31,009	$21,105	$—	$52,114

Operating Income (Loss)	$2,206	$1,163	$(1,924)	$1,445
1.Excludes $746 of North American segment intercompany sales to the International segment, and $2,786 of International segment intercompany sales to the North American segment.
2.Excludes $968 of North American segment intercompany sales to the International segment, and $4,242 of International segment intercompany sales to the North American segment.

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
The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No revenue was deferred as of September 30, 2020 and 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment, saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three months ended September 30, 2020 and 2019. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.
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
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of September 30, 2020, and June 30, 2020, the balance of the return asset is $0.1 million and was $0.1 million and the balance of the refund liability is $0.2 million and was $0.2 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.4 million and $0.4 million at September 30, 2020 and June 30, 2020 located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	09/30/2020	09/30/2019
North America
United States	$24,337	$28,624
Canada & Mexico	1,647	2,385
	25,984	31,009
International
Brazil	14,908	12,822
United Kingdom	4,995	5,231
China	1,581	1,514
Australia & New Zealand	1,943	1,538
	23,427	21,105

Total Sales	$49,411	$52,114

Note 4:    Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement ('Topic 820'): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The adoption in fiscal 2020 of this standard did not have a material impact on the Company’s financial position and results of operations upon adoption.
Recently Issued Accounting Standards not yet adopted:
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company until 2023. The Company is currently assessing the effect, if any, that ASU 2018-14 will have on its consolidated financial statements.
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
Note 5:    Leases
Operating lease cost amounted to $0.6 million and $0.6 million for three months period ended September 30, 2020 and 2019. As of September 30, 2020, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,213	$4,323	$5,080
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.0 years. As of September 30, 2020, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.
The Company entered into $0.1 million in operating lease commitments during the three months ended September 30, 2020. At September 30, 2020, the Company had the following fiscal year minimum operating lease commitments (in thousands)

Three months ended September 30, 2020	Operating Lease Commitments
2021 (Remainder of year)	$1,757
2022	1,051
2023	740
2024	707
2025	349
Thereafter	476
Subtotal	$5,080
Imputed interest	(757)
Total	4,323

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2020, there were 9,000 stock options and 360,134 restricted stock units outstanding. There were 13,233 shares available for grant under the 2012 Stock Plan as of September 30, 2020.
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
No stock options were granted during the three months ended September 30, 2020 and 2019.
The weighted average contractual term for stock options outstanding as of September 30, 2020 was 2.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2020 was less than $0.1 million. Stock options exercisable as of September 30, 2020 were 20,000 shares. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.
There were 289,800 RSU awards with a fair value of $3.37 per RSU granted during the three months ended September 30, 2020. There were no RSUs settled, and no RSUs forfeited during the three months ended September 30, 2020.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2020 was $1.1 million. All awards vesting in the quarter ending of September 30, 2020 are expected to be issued in the quarter ending December 31, 2020.
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
Compensation expense related to all stock-based plans for the three-month periods ended September 30, 2020 and 2019 was $0.3 million, and $0.1 million respectively.  As of September 30, 2020, there was $2.7 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $1.0 million is expected to be recognized over a weighted average period of 2.2 years.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	09/30/2020	06/30/2020
Raw material and supplies	$30,066	$26,255
Goods in process and finished parts	13,890	13,694
Finished goods	31,168	37,579
	75,124	77,528
LIFO Reserve	(25,048)	(24,541)
	$50,076	$52,987

Of the Company’s $50.1 million and $53.0 million total inventory at September 30, 2020 and June 30, 2020, respectively, the $25.0 million and $24.5 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $31.9 million on a FIFO basis and $6.9 million on a LIFO basis at September 30, 2020. The Core U.S. business had total Inventory, on a FIFO basis, of $33.1 million and $8.6 million on a LIFO basis as of June 30, 2020. The use of LIFO, as compared to FIFO, resulted in a $0.5 million increase in cost of sales for the goods sold in the period ending September 30, 2020 compared to a de minimis change in the three months ending September 30, 2019.

Note 8:    Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. During the fourth quarter of fiscal year 2020 the Company, considering the COVID-19 pandemic a triggering event for the private software company and Bytewise due to a drop in sales, tested impairment of intangible assets according to ASC 360 "Property, Plant and Equipment" and determined the carrying value was deemed to be recoverable at Bytewise but not at the private software company where the impairment of intangibles was calculated. The Company concluded that Intangible Assets of the private software company were impaired $2.9 million.

The Company then, according to ASC 350 Intangibles -Goodwill and Other, conducted a step one analysis performed based on the update carrying value for each reporting unit. Goodwill was determined to be impaired $0.6 million at the private software company and Goodwill of $3.0 million was impaired at the Bytewise reporting unit as of June 30, 2020. As a result, the balance of Goodwill at Bytewise is zero and $1.0 million at the private software company as of September 30, 2020.
The Company will continue to perform an annual assessment of goodwill associated with its purchase of a private software company. If future results significantly vary from current estimates, related projections, or business assumptions due to changes in industry or market conditions, the Company may be required to perform an impairment analysis prior to our annual test date if a triggering event is identified. As of September 30, 2020, we did not identify a triggering event.
Amortizable intangible assets consist of the following (in thousands):

	09/30/2020	6/30/2020
Trademarks and trade names	2,070	2,070
Completed technology	2,010	2,010
Customer relationships	630	630
Software development	9,696	9,445
Total	14,406	14,155
Accumulated amortization	(9,458)	(6,316)
Intangibles impairment	$—	$(2,842)
Total net balance	$4,948	$4,997
Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next five years and thereafter, is as follows (in thousands):

2021 (Remainder of year)	$1,071
2022	1,212
2023	978
2024	707
2025	547
2026	204
Thereafter	229
Total net balance	$4,948

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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other Income except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended
	09/30/2020	09/30/2019
Service cost	$—	$—
Interest cost	1,113	1,349
Expected return on plan assets	(1,108)	(1,294)
Amortization of net loss	13	10
	$18	$65
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended
	09/30/2020	09/30/2019
Service cost	$21	$18
Interest cost	51	60
Amortization of prior service credit	(134)	(134)
Amortization of net loss	42	21
	$(20)	$(35)
For the three month period ended September 30, 2020, the Company contributed $1.3 million in the U.S. and $0.2 million in the UK pension plans. The Company estimates that it will contribute an additional $6.4 million for the remainder of fiscal 2021.
The Company’s pension plans use fair value as the market-related value of plan assets and recognize net actuarial gains or losses in excess of ten percent (10)% of the greater of the market-related value of plan assets or of the plans’ projected benefit obligation in net periodic (benefit) cost as of the plan measurement date. Net actuarial gains or losses that are less than 10% of the thresholds noted above are accounted for as part of accumulated other comprehensive loss.
Note 10:     Debt
Debt is comprised of the following (in thousands):

	09/30/2020	06/30/2020
Short-term and current maturities
Loan and Security Agreement (Term Loan)	1,376	597
Brazil Loans	4,229	3,935
	5,605	4,532
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	8,624	5,941
Loan and Security Agreement (Line of Credit)	12,603	20,400
	21,227	26,341
	$26,832	$30,873

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

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank updated its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values. As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement and will provide additional reporting supporting the borrowing base and covenants certifications. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement. The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter. The Company was compliant with the minimum liquidity requirement and the minimum adjusted cumulative EBITDA required bank covenants as of September 30, 2020.
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
Total debt decreased $4.0 million during the three months ending September 30, 2020.  Availability under the Line of Credit remains subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of September 30, 2020 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance

Brazil Bank	3.10%	February 2020	February 2021	$310
Brazil Bank	2.40%	March 2020	February 2021	300
Brazil Bank	6.05%	March 2020	February 2021	688
Bradesco	5.18%	May 2020	May 2021	1,000
Brazil Bank	4.30%	September 2020	August 2021	1,000
Santander	8.12%	April 2020	April 2021	931
				$4,229

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

In July 2020, the IRS issued final regulations and additional proposed regulations that address the application of the high-taxed exclusion from GILTI. Under these regulations, the Company can make an annual election to exclude from its GILTI inclusion, income from its foreign subsidiaries that’s effective income tax rate exceeds 18.9% for that year. The regulations must be applied for tax years beginning after July 23, 2020 but companies have the option to apply retroactively for tax years beginning after December 31, 2017 and before July 23, 2020. In the first quarter of fiscal 2021 the Company recognized a discrete tax benefit of ($2.7) million related to the impact of electing to apply the high-tax exclusion retroactively for fiscal year 2019 and fiscal year 2020.

The tax expense for the first quarter of fiscal 2021 was a benefit of ($2.3) million on a profit before tax of $1.8 million (an effective tax rate of (124)%). Before the discrete benefits relating to legislation enacted during the first quarter in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $0.7 million or 36% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses. The tax expense for the first quarter of fiscal 2020 was $0.5 million on a profit before tax of $1.3 million (an effective tax rate of 39%). The tax rate for fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. The first quarter of fiscal 2020 also includes a discrete tax expense of $0.1 million relating to adjustments to the fourth quarter of fiscal 2019 balances.

U.S. Federal tax returns for years prior to fiscal 2017 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of September 30, 2020, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

No valuation allowance has been recorded for the Company’s U.S. federal and foreign deferred tax assets related to temporary differences included in taxable income. While the Company continues to believe that forecasted future taxable income provide sufficient evidence to, more likely than not, support the realization of the tax benefits provided by those differences; the impact of COVID-19 may significantly impact its ability to forecast future pre-tax earnings in certain jurisdictions. If its forecasts are significantly impacted, the Company may need to record a valuation allowance on some or all its deferred tax assets as soon as the current fiscal year end.

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
Note 13:     Restructuring
In June 2020, the Company recorded a $1.6 million restructuring charge of which $1.0 million remained in the accrual at fiscal 2020 year end. In the three months ending September 30, 2020, $0.3 million of restructuring cost were charged as a period expense and $0.3 million was charge against the accrual. The remaining balance of the accrual at September 30, 2020 was $0.7 million, plus the Company expects to charge an addition $2.0 million in the period those cost are incurred in fiscal year 2021.
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
As of September 30, 2020, the carrying value of the building is $2.0 million, and based on comparable sales data sourced from the Company’s real estate agent, the Company believes that the current fair value of the building exceeds its carrying value.
Note 14:     Subsequent Events
On October 1, 2020, The L. S. Starrett Company (the “Company”) was notified (the “Notice”) by the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and the stockholders’ equity of the Company was less than $50 million.

The Company notified the NYSE that it intends to submit a plan to cure this deficiency and return to compliance with the NYSE continued listing requirements. In order to avoid delisting under Section 802.01B, the Company has 45 days from the receipt of the Notice to submit a business plan advising the NYSE of definitive actions the Company has taken, or proposes to take, that would bring it into compliance with the market capitalization listing standards on or before April 1, 2022 (the “Cure Period”). The Company has prepared and will submit a plan on or before November 15, 2020, and stockholder's equity had already exceeded the $50.0 million minimum threshold with the quarter ending September 30, 2020. If the NYSE accepts the plan, the Company’s common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to the Company’s compliance with other continued listing standards, and the Company will be subject to quarterly monitoring by the NYSE for compliance with the plan.

The Notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the NYSE during the Plan Period, subject to the Company’s compliance with the other listing requirements of the NYSE. The Company’s common stock will continue to trade under the symbol “SCX,” but will have an added designation of “.BC” to indicate that the Company is not currently in compliance with NYSE continued listing standards.
On October 7, 2020, our information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We are investigating the incident, together with legal counsel and other incident response professionals. We do not believe that we have experienced any material losses related to the ransomware attack and were able to recover all material data. Please see Item 1A - Risk Factors for additional information.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended September 30, 2020 and September 30, 2019
Overview

We finished the quarter ending September 30, 2020 with sales of $49.4 million and net income of $4.1 million. Although, sales in the quarter ending September 30, 2020 were $2.7 million lower than the quarter ending September 30, 2019 , operating income was greater by $0.4 million due in large part to previous and on-going restructuring initiatives. Additionally, new GILTI legislation in the current quarter led to a favorable revision of income tax provisions of $2.7 million, and a commensurate increase in net income, which was $3.3 million favorable to the prior year quarter. We generally experience a slow first quarter on a fiscal year basis and we are still being affected by the pandemic. Given lower sales than the prior year quarter in North America of $5.0 million, operating income was $0.8 million in the quarter ending September 30, 2020, which was $1.4 million lower than the quarter ending September 30, 2019, partially due to $0.3 million in restructuring charges in the quarter ending September 30, 2020. International sales were $2.3 million higher and operating income was $1.7 million higher versus the prior year quarter.
Net Sales
Our total sales decreased $2.7 million or 5% from $52.1 million in quarter ending September 30, 2019 versus $49.4 million in the quarter ending September 30, 2020. North American sales decreased $5.0 million or 16% from $31.0 million in the quarter ending September 30, 2019 to $26.0 million in the quarter ending September 30, 2020 principally due to lower sales of $2.8 million for precision measuring tools. The high-end metrology sales were unfavorable $1.2 million from prior year quarter. The uncertainty in the market due to the COVID-19 pandemic is affecting all sales and has a greater impact on the high end metrology product lines.
International sales increased $2.3 million or 11% from $21.1 million in the quarter ending September 30, 2019 to $23.4 million in the quarter ending September 30, 2020. Brazil sales increased $2.1 million or 16% even with a 26% decline in the exchange rate during the quarter ended September 30, 2020 vs the prior year quarter. The exchange rate impact in the quarter ending September 30, 2020 versus 2019 was $3.4 million, unfavorable.
Gross Margin
Gross margin decreased $2.1 million or 12% principally due to the drop in sales volume. Gross margin as a percentage of sales went from 34% to 32% in the quarter ending September 30, 2019 versus 2020.
North American gross margins decreased $2.6 million from $9.4 million in the quarter ending September 30, 2019 to $6.8 million in the quarter ending September 30, 2020 due to the decline in revenues, reduced manufacturing utilization and lower production.
International gross margins increased $0.5 million from $8.2 million in the quarter ending September 30, 2019 to $8.7 million sales in 2020 based upon an increase in sales volume and manufacturing utilization.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.9 million or 18% from $16.3 million in the quarter ending September 30, 2019 to $13.4 million in 2020. Austerity measures have been taken with compensation and lower spending in distribution expenses due to lower sales in addition to $1.3 million in lower selling and $0.9 million in lower G&A expenses.
North American expenses decreased $1.2 million or 17% from $7.2 million in the quarter ending September 30, 2019 to $6.0 million in 2020. Corporate expenses were decreased $0.1 million or 5% in quarter ending September 30, 2020 as compared to 2019.
Other Income (Expense)

Other income improved $0.2 million from expense of $0.2 million in the quarter ending September 30, 2019 to a $0.0 million income in 2020.
Income Taxes

The tax expense for the first quarter of fiscal 2021 was a benefit of ($2.3) million on a profit before tax of $1.8 million (an effective tax rate of (124%)). The first quarter of fiscal 2021 includes a discrete benefit of ($2.7) million related to the impact of enacted GILTI legislation on the fiscal 2019 and fiscal 2020 tax calculations and ($0.2) million related to the impact of the increase in the UK corporate tax rate on the net deferred tax assets. Before the discrete benefits of ($2.9) million, tax expense was $0.7 million or 36% of pre-tax income, which was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses. The tax expense for the first quarter of fiscal 2020 was $0.5 million on a profit before tax of $1.3 million (an effective tax rate of 39%). The tax rate for fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. The first quarter of fiscal 2020 also includes a discrete tax expense of $0.1 million relating to adjustments to the fourth quarter of fiscal 2019 balances.
Net Income
The Company recorded net income of $4.1 million or $0.59 per basic share in the quarter ending September 30, 2020 compared to net income of $0.8 million or $0.11 per basic share in 2019 as higher pretax profits and a higher effective tax rate related to the new tax legislation enacted in the quarter ending September 30, 2020.

Three months ended September 30, 2019 and September 30, 2018

Overview

The Company generally experiences a slow first quarter on a fiscal year basis and fiscal 2020 was no exception. Geo-political concerns significantly dampened manufacturing activity and the corresponding reaction in the Company’s distribution channels to reduced inventory levels negatively impacted incoming orders. Despite flat sales, gross margins improved $1.0 million to 34% of sales in the period ending September 30, 2019 compared to 32.1% in 2018. The key drivers for the better performance were the Company’s North American based metrology businesses.

Net sales increased $0.2 million. Operating income increased $0.5 million as higher gross margins more than offset increased Selling, General and Administrative expenses. Net income increased $0.2 million from a net income of $0.6 million or $0.08 per share in the quarter ending September 30, 2018 to net income of $0.8 million or $0.11 per share in 2019.

Net Sales

North American sales increased $0.8 million or 3% from $30.2 million in the quarter ending September 30, 2018 to $31.0 million in 2019 as a $1.1 million or 14% increase in high-end metrology products negated a modest $0.3 million decline in saw products. International sales declined $0.6 million or 3% from $21.7 million in the quarter ending September 30, 2018 to $21.1 million in 2019 due to a softening of the European economy and a weakening of the British Pound against the U. S. dollar.

Gross Margin

Gross margins in is the quarter ending September 30, 2019 increased $1.0 million to 34% of sales compared to 32.1% in 2018. North American gross margins increased $1.5 million in the quarter ending September 30, 2019 due to higher sales of higher margin capital equipment and improved margins in core products. International gross margins decreased $0.5 million in the quarter ending September 30, 2019 as compared to 2018 principally due to higher saw and hand tool material costs in Brazil.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	09/30/2020	09/30/2019

Cash provided by (used in) operating activities	$3,663	$(3,484)
Cash (used in) investing activities	(1,794)	(3,024)
Cash provided by (used in) financing activities	(4,019)	1,451
Effect of exchange rate changes on cash	253	(15)

Net (decrease) in cash	$(1,897)	$(5,072)
Fiscal year 2021 net cash flows for the three months ended September 30, 2020 decreased $1.9 million as cash from operations increased $3.7 million as net income was $4.1 million driven predominately by the tax benefit from new legislation and an increase in inventories. Cash from investing activities decreased $1.8 million as a result of $1.5 million in capital expenditures and $0.3 million in software development while cash provided from financing decreased $4.0 million as the Company's debt repayments were $8.5 million and borrowings $4.5 million.
Liquidity and Credit Arrangements
The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  During 2020 the Company implemented a restructuring plan to address changes in its business as a result of the COVID-19 pandemic. This plan included reducing payroll, consolidation of certain operations and managing variable costs.
The Company worked with TD Bank to amend the current loan agreement which resulted in a number of changes such as amendments to the financial covenants through June 2021. The Company believes that existing cash and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months. If the Company's expectations are incorrect or the impact from the COVID-19 pandemic worsens then it may need to take advantage of unanticipated strategic opportunities to strengthen our financial position, which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

On June 25, 2020, the Borrowers and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement. The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2020.

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from an annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values. As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement. In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement. The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter.

The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ending September 30, 2020 and 2019 was 1.9% and 3.9% respectively.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
One should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2020, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There is a potential risk in internal controls to financial reporting due to increased stress levels and remote working of accounting and finance staff as a result of the pandemic. The Company feels this risk currently has not had a significant impact on internal control. The Company has taken action to allow remote access while working within established guidelines for access and use of its networks. Further, Sarbanes-Oxley internal control testing was on-going during the period ending September 30, 2020.
On October 7, 2020, our information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We are investigating the incident, together with legal counsel and other incident response professionals. We do not believe that we have experienced any material losses related to the ransomware attack and were able to recover all material data.

PART II.    OTHER INFORMATION
ITEM 1A.    RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2020. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2020 other than what is set forth below;

On October 1, 2020, The L. S. Starrett Company (the “Company”) was notified (the “Notice”) by the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and the stockholders’ equity of the Company was less than $50 million.

The Company notified the NYSE that it intends to submit a plan to cure this deficiency and return to compliance with the NYSE continued listing requirements. In order to avoid delisting under Section 802.01B, the Company has 45 days from the receipt of the Notice to submit a business plan advising the NYSE of definitive actions the Company has taken, or proposes to take, that would bring it into compliance with the market capitalization listing standards on or before April 1, 2022 (the “Cure Period”). The Company has prepared and will submit a plan on or before November 15, 2020, and stockholder's equity had already exceeded the $50m minimum threshold with the quarter ending September 30, 2020. If the NYSE accepts the plan, the Company’s common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to the Company’s compliance with other continued listing standards, and the Company will be subject to quarterly monitoring by the NYSE for compliance with the plan.

The Notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the NYSE during the Plan Period, subject to the Company’s compliance with the other listing requirements of the NYSE. The Company’s common stock will continue to trade under the symbol “SCX,” but will have an added designation of “.BC” to indicate that the Company is not currently in compliance with NYSE continued listing standards.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.

The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. For example, on October 7, 2020, our information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We are investigating the incident, together with legal counsel and other incident response professionals. We do not believe that we have experienced any material losses related to the ransomware attack and were able to recover all material data.

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

4.A	Active_87819453_7_StarrettLSCo_Rights Agreement 2020

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

THE L. S. STARRETT COMPANY (Registrant)

Date	November 12, 2020	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	November 12, 2020	/S/R. John C. Tripp
John C. Trip - Treasurer and CFO (Principal Accounting Officer)