Form 10-Q
period 2020-12-31
STARRETT L S CO
filed 2021-02-05
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	January 27, 2021
Class A Common Shares	6,449,298
Class B Common Shares	655,281

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	(unaudited)12/31/2020	(audited) 06/30/2020
ASSETS
Current assets:
Cash	$14,559	$13,458
Accounts receivable (less allowance for doubtful accounts of $623 and $736, respectively)	34,378	29,012
Inventories	51,022	52,987
Prepaid expenses and other current assets	9,392	8,641
Total current assets	109,351	104,098

Property, plant and equipment, net	36,112	37,090
Right of use assets	4,782	4,465
Deferred tax assets, net	23,846	21,018
Intangible assets, net	4,930	4,997
Goodwill	1,015	1,015
Total assets	$180,036	$172,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$7,130	$4,532
Current lease liability	1,591	1,905
Accounts payable	10,356	7,579
Accrued expenses	7,492	8,838
Accrued compensation	4,179	4,980
Total current liabilities	30,748	27,834

Other tax obligations	2,809	2,532
Long-term lease liability	3,283	2,655
Long-term debt, net of current portion	20,329	26,341
Postretirement benefit and pension obligations	64,783	67,338
Total liabilities	121,952	126,700

Stockholders' equity:
Class A Common stock $1 par 20,000,000 shares authorized; 6,447,739 outstanding at December 31, 2020 and 6,308,025 outstanding at June 30, 2020)	6,448	6,308
Class B Common stock $1 par (10,000,000 shares authorized; 656,908 outstanding at December 31, 2020 and 679,680 outstanding at June 30, 2020	657	680
Additional paid-in capital	56,184	55,762
Retained earnings	66,621	58,648
Accumulated other comprehensive loss	(71,826)	(75,415)
Total stockholders' equity	58,084	45,983
Total liabilities and stockholders’ equity	$180,036	$172,683

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019

Net sales	$54,054	$56,864	$103,464	$108,978
Cost of goods sold	36,449	38,228	70,287	72,639
Gross margin	17,605	18,636	33,177	36,339
% of Net sales	32.6%	32.8%	32.1%	33.3%

Restructuring charges	384	—	730	—
Gain on sale of building	(3,204)	—	(3,204)	—
Selling, general and administrative expenses	14,224	15,874	27,615	32,132

Operating income	6,201	2,762	8,036	4,207

Other (expense), net	(426)	(887)	(427)	(1,056)

Income before income taxes	5,775	1,875	7,609	3,151

Income tax expense (benefit)	1,918	615	(364)	1,113

Net income	$3,857	$1,260	$7,973	$2,038

Basic income per share	$0.54	$0.18	$1.13	$0.29
Diluted income per share	$0.53	$0.18	$1.10	$0.29

Weighted average outstanding shares used in per share calculations:
Basic	7,081	6,955	7,035	6,930
Diluted	7,294	7,015	7,260	7,011

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (unaudited)

	3 Months Ended		6 Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019

Net income	$3,857	$1,260	$7,973	$2,038
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	3,846	2,674	3,610	(1,065)
Pension and postretirement plans, net of tax	1	(23)	(21)	(43)
Other comprehensive income (loss)	3,847	2,651	3,589	(1,108)

Total comprehensive income	$7,704	$3,911	$11,562	$930

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Six-Month Period Ended December 31, 2020:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2020	$6,308	$680	$55,762	$58,648	$(75,415)	$45,983
Total comprehensive income (loss)	—	—	—	4,116	(258)	3,858
Repurchase of shares	—	(2)	(4)	—	—	(6)
Stock-based compensation	8	—	359	—	—	367
Conversion	26	(26)	—	—	—	—
Balance September 30, 2020	$6,342	$652	$56,117	$62,764	$(75,673)	$50,202

Total comprehensive income	—	—	—	3,857	3,847	7,704
Repurchase of shares	—	—	(1)	—	—	(1)
Issuance of stock	—	8	17	—	—	25
Stock-based compensation	103	—	51	—	—	154
Conversion	3	(3)	—	—	—	—
Balance December 31, 2020	$6,448	$657	$56,184	$66,621	$(71,826)	$58,084

Accumulated balance consists of:
Translation loss					$(58,264)
Pension and postretirement plans, net of taxes					(13,562)
					$(71,826)

For the Three and Six-Month Period Ended December 31, 2019:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379
Total comprehensive income (loss)	—	—	—	778	(3,759)	(2,981)
Repurchase of shares	—	(2)	(8)	—	—	(10)
Stock-based compensation	57	—	157	—	—	214
Conversion	6	(6)	—	—	—	—
Balance September 30, 2019	$6,270	$682	$55,425	$81,265	$(63,040)	$80,602
Total comprehensive income	—	—	—	1,260	2,651	3,911
Repurchase of shares	—	—	(3)	—	—	(921)
Issuance of stock	—	7	30	—	—	37
Stock-based compensation	2	—	70	—	—	72
Conversion	8	(8)	—	—	—	—
Balance December 31, 2019	$6,280	$681	$55,522	$82,525	$(60,389)	$84,619

Accumulated balance consists of:
Translation loss					$(50,624)
Pension and postretirement plans, net of taxes					(9,765)
					$(60,389)
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	6 Months Ended
	12/31/2020	12/31/2019
Cash flows from operating activities:

Net income	$7,973	$2,038

Non-cash operating activities:
Gain from sale of real estate	(3,204)	—
Depreciation	2,681	2,430
Amortization	605	1,109
Stock-based compensation	521	286
Net long-term tax obligations	114	192
Deferred taxes	(2,564)	484
Postretirement benefit and pension obligations	32	58
Working capital changes:
Accounts receivable	(2,911)	1,825
Inventories	4,615	(4,088)
Other current assets	(349)	41
Other current liabilities	(1,813)	(3,784)
Prepaid pension expense	(3,469)	(2,933)
Other	170	85
Net cash provided by (used in) operating activities	2,401	(2,257)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,050)	(4,663)
Software development	(537)	(718)
Proceeds from sale of real estate	5,214	—
Net cash provided by (used in) investing activities	1,627	(5,381)

Cash flows from financing activities:
Proceeds from borrowing	9,142	3,989
Debt repayments	(12,608)	(2,813)
Proceeds from common stock issued	25	37
Shares repurchased	(7)	(13)
Net cash (used in) provided by financing activities	(3,448)	1,200

Effect of exchange rate changes on cash	521	238

Net increase (decrease) in cash	1,101	(6,200)
Cash, beginning of period	13,458	15,582
Cash, end of period	$14,559	$9,382

Supplemental cash flow information:
Interest paid	$423	$502
Income taxes paid, net	2,941	1,180
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements
December 31, 2020
Note 1:    Basis of Presentation and Summary of Significant Account Policies
The unaudited interim consolidated financial statements as of and for the six months ended December 31, 2020 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2020.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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
Throughout the COVID-19 pandemic crisis, the Company's main focus has been on protecting the health and well-being of it's employees, and the long-term financial health of the Company. The COVID-19 pandemic continues to have a negative impact on certain sectors of the Company's Sales, particularly in Industrial and Capital Equipment markets. Products sold through Consumer channels, principally in Brazil, have returned to or even exceed pre-pandemic levels. Some uncertainty still exists when trying to predict a full recovery across the whole company.
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

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2020

Sales[1]	$27,106	$26,948	$—	$54,054
Operating Income (Loss)	$3,688	$4,436	$(1,923)	$6,201

Three Months ended December 31, 2019

Sales[2]	$33,098	$23,766	$—	$56,864
Operating Income (Loss)	$2,547	$1,725	$(1,510)	$2,762
1.Excludes $992 of North American segment intercompany sales to the International segment, and $2,610 of International segment intercompany sales to the North American segment.

2.Excludes $1,049 of North American segment intercompany sales to the International segment, and $3,855 of International segment intercompany sales to the North American segment.

	North American Operations		International Operations	Unallocated	Total
Six months ended December 31, 2020

Sales[1]	$53,089	0	$50,375	$—	$103,464
Operating Income (Loss)	$4,516		$7,277	$(3,757)	$8,036

Six months ended December 31, 2019

Sales[2]	$64,106		$44,872	$—	$108,978
Operating Income (Loss)	$4,751		$2,889	$(3,433)	$4,207
1.Excludes $1,737 of North American segment intercompany sales to the International segment, and $5,396 of International segment intercompany sales to the North American segment.
2.Excludes $2,016 of North American segment intercompany sales to the International segment, and $8,097 of International segment intercompany sales to the North American segment.
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
The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No revenue was deferred as of December 31, 2020 and 2019. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment, saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three and six months ended December 31, 2020 and 2019. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.
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
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of December 31, 2020, and June 30, 2020, the balance of the return asset is $0.1 million and was $0.1 million and the balance of the refund liability is $0.2 million and was $0.2 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.7 million and $0.4 million at December 31, 2020 and June 30, 2020 located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
North America
United States	$25,345	$31,085	$49,682	$59,708
Canada & Mexico	1,761	2,013	3,408	4,398
	27,106	33,098	53,090	64,106
International
Brazil	17,493	15,000	32,401	27,822
United Kingdom	5,554	5,372	10,548	10,603
China	2,005	1,653	3,586	3,167
Australia & New Zealand	1,896	1,741	3,839	3,280
	26,948	23,766	50,374	44,872

Total Sales	$54,054	$56,864	$103,464	$108,978
Note 4:    Recent Accounting Pronouncements
Recently Issued Accounting Standards not yet adopted:
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company until 2023. The Company does not expect the adoption of this standard to have a material impact on the financial position and results of operations.
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
Note 5:    Leases
Operating lease cost amounted to $0.6 million and $1.2 million for six months period ended December 31, 2020 and 2019. As of December 31, 2020, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,782	$4,873	$5,774
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.1 years. As of December 31,

2020, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.
The Company entered into $0.9 million in operating lease commitments and incurred $0.1 of exchange expense during the six months ended December 31, 2020. The Company completed a sale and leaseback of their Mount Airy NC Facility (see note 13) and recognized an ROU asset of 66,000 square feet in the amount of $0.8 million for a three year lease with an option for 2 more years.
At December 31, 2020, the Company had the following fiscal year minimum operating lease commitments (in thousands)

Six months ended December 31, 2020	Operating Lease Commitments
2021 (Remainder of year)	$1,256
2022	1,342
2023	1,110
2024	913
2025	640
Thereafter	512
Subtotal	$5,774
Imputed interest	(901)
Total	4,873
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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2020, there were 8,250 stock options and 260,977 restricted stock units outstanding. There were 10,477 shares available for grant under the 2012 Stock Plan as of December 31, 2020.
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
No stock options were granted during the six months ended December 31, 2020 and 2019.
The weighted average contractual term for stock options outstanding as of December 31, 2020 was 2.0 years.  The aggregate intrinsic value of stock options outstanding as of December 31, 2020 was less than $0.1 million. Stock options exercisable as of December 31, 2020 were 8,250 shares. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.

There were 297,140 RSU awards with a fair value of $3.36 per RSU granted during the six months ended December 31, 2020. There were 102,670 RSUs settled, and 3,834 RSUs forfeited during the six months ended December 31, 2020.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2020 was $1.1 million. As of December 31, 2020, all vested awards have been issued and settled.
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
Compensation expense related to all stock-based plans for the three and six-month periods ended December 31, 2020 were $0.2 million, and $0.5 million as compared to the prior year three and six months of $0.1 million and $0.2 million, respectively.  As of December 31, 2020, there was $2.5 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.8 million is expected to be recognized over a weighted average period of 2.0 years.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	12/31/2020	06/30/2020
Raw material and supplies	$30,738	$26,255
Goods in process and finished parts	13,035	13,694
Finished goods	32,208	37,579
	75,981	77,528
LIFO Reserve	(24,959)	(24,541)
	$51,022	$52,987

Of the Company’s $51.0 million and $53.0 million total inventory at December 31, 2020 and June 30, 2020, respectively, the $25.0 million and  $24.5 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $29.8 million on a FIFO basis and $4.8 million on a LIFO basis at December 31, 2020. The Core U.S. business had total Inventory, on a FIFO basis, of $33.1 million and $8.6 million on a LIFO basis as of June 30, 2020. The use of LIFO, as compared to FIFO, resulted in a $0.1 million increase in cost of sales for the goods sold in the period ending December 31, 2020 compared to $0.4 million in the six months ending December 31, 2019.
Note 8:    Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. During the fourth quarter of fiscal year 2020 the Company, considering the COVID-19 pandemic a triggering event for the private software company and Bytewise due to a drop in sales, tested impairment of intangible assets according to ASC 360 "Property, Plant and Equipment" and determined the carrying value was deemed to be recoverable at Bytewise but not at the private software company where the impairment of intangibles was calculated. The Company concluded that intangible assets of the private software company were impaired by $2.9 million.

The Company then, according to ASC 350 Intangibles -Goodwill and Other, conducted a step one analysis performed based on the update carrying value for each reporting unit. Goodwill was determined to be impaired $0.6 million at the private software company and Goodwill of $3.0 million was impaired at the Bytewise reporting unit as of June 30, 2020. As a result, the balance of Goodwill at Bytewise is zero and $1.0 million at the private software company as of December 31, 2020.

The Company will continue to perform an annual assessment of goodwill associated with its purchase of a private software company. If future results significantly vary from current estimates, related projections, or business assumptions due to changes in industry or market conditions, the Company may be required to perform an impairment analysis prior to our annual test date if a triggering event is identified. As of December 31, 2020, we did not identify a triggering event.
Amortizable intangible assets consist of the following (in thousands):

	12/31/2020	6/30/2020
Trademarks and trade names	2,070	2,070
Completed technology	2,010	2,010
Customer relationships	630	630
Software development	9,982	9,445
Total	14,692	14,155
Accumulated amortization	(9,763)	(6,316)
Intangibles impairment	$—	$(2,842)
Total net balance	$4,930	$4,997
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
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next five years and thereafter, is as follows (in thousands):

2021 (Remainder of year)	$743
2022	1,269
2023	1,034
2024	764
2025	604
2026	287
Thereafter	229
Total net balance	$4,930

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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), net in Consolidated Statements of Operations except (in the table below) for service cost . Service cost are in cost of sales and selling, general and administrative expenses. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Service cost	$—	$—	$—	$—
Interest cost	1,118	1,366	2,231	2,715
Expected return on plan assets	(1,113)	(1,309)	(2,221)	(2,603)
Amortization of net loss	14	9	27	19
	$19	$66	$37	$131
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Service cost	$22	$19	$43	$37
Interest cost	52	60	103	120
Amortization of prior service credit	(135)	(135)	(269)	(269)
Amortization of net loss	41	21	83	42
	$(20)	$(35)	$(40)	$(70)
For the three month and six month period ended December 31, 2020, the Company contributed $1.5 million and $2.8 million, respectively in the U.S. and $0.3 million and $0.5 million in the UK pension plans. The Company estimates that it will contribute an additional $4.6 million for the remainder of fiscal 2021.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	12/31/2020	06/30/2020
Short-term and current maturities
Loan and Security Agreement (Term Loan)	1,475	597
Brazil Loans	5,655	3,935
	7,130	4,532
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	6,525	5,941
Loan and Security Agreement (Line of Credit)	13,804	20,400
	20,329	26,341
	$27,459	$30,873
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

As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement and will provide additional reporting supporting the borrowing base and covenants certifications. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement. The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter. The Company was compliant with the minimum liquidity requirement and the minimum adjusted cumulative EBITDA required bank covenants as of December 31, 2020.
Total debt decreased $3.4 million during the six months ended December 31, 2020.  Availability under the Line of Credit remains subject to a borrowing base comprised of Accounts Receivable, Inventory, and Real Estate. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of December 31, 2020 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Brazil Bank	6.05%	March 2020	March 2021	$377
Santander	8.12%	April 2020	April 2021	$1,010
Bradesco	5.18%	May 2020	May 2021	$791
Brazil Bank	4.30%	September 2020	August 2021	$1,000
Brazil Bank	3.38%	November 2020	November 2021	$900
Brazil Bank	4.74%	December 2020	December 2021	$577
Bradesco	2.37%	December 2020	December 2021	$1,000
				$5,655

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
For the three month period ended December 31, 2020, the Company recognized tax expense of $1.9 million on a profit before tax of $5.8 million or an effective tax rate of 33%.For the three month period ended December 31, 2019, the Company recognized tax expense of $0.6 million on a profit before tax of $1.9 million or an effective tax rate of 33%. The tax rate for both fiscal 2021 and fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.
For the six month period ended December 31, 2020, the Company recognized a tax benefit of ($0.4) million on a profit before tax of $7.6 million or an effective tax rate of (5)%. Before the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $2.5 million or 34% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses. For the six month period ended December 31, 2019. the Company recognized tax expense of $1.1 million on a profit before tax of $3.2 million or an effective tax rate of 35%. The tax rate for fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. .
U.S. Federal tax returns for years prior to fiscal 2017 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of December 31, 2020, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.
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

Note 13: Facility Sale and Leaseback

The Company completed a sale and leaseback of the Mount Airy, North Carolina facility in December 2020. The Company sold three buildings amounting to 313,000 square feet with proceeds of $5.2 million. The carrying value of the property was $2.0 million resulting in a gain in the amount of $3.2 million. The Company entered into an operating lease for 66,000 square feet for on-going operations and recorded a right-of-use asset of $0.8 million. The lease term is for three years with an option for two more years.
Note 14:     Restructuring

In June 2020, the Company recorded a $1.6 million restructuring charge of which $1.0 million remained in the accrual at fiscal 2020 year end. The total planned expenditure is $4.0 million, $1.2 million in the U.S. and $2.8 million internationally, expensed during the five quarters from Q42020 to Q42021. $2.3 million has been charged as restructuring in the nine months ending December 31, 2020. The Company adopted this plan in order to consolidate certain saw manufacturing operations for greater efficiency. This restructuring is strategically targeting improving manufacturing utilization globally and will be completed in fiscal 2021.

The COVID-19 pandemic created a negative impact on global sales. The impact was felt as early as January 2020 in the Company’s operation in Suzhou, China and most significantly in March 2020 in North America and in the UK. The Company took austerity measures, reducing payroll and managing variable operational spending to help mitigate the shortfall. In addition, the Company is investing in a strategic realignment focused on a lower cost structure, long term, designed to maximize our global factory utilization. Total restructuring cost of $4.0 million is expected to drive annual savings of $10-14 million annually beginning in fiscal year 2021 as planned implementation throughout the year, with full annual savings realized in fiscal year 2022. These savings will be reflected in the Consolidated Statements of Operations in a reduction to cost of goods sold and selling, general and administrative expenses.

In the six months ended December 31, 2020, $0.7 million of restructuring cost were charged as a period expense in the Consolidated Statements of Operations, on a separate line, and $1.0 million was charged against accrued expenses on the Consolidate Balance Sheets. The remaining balance of the accrual at December 31, 2020 is zero. The Company expects to charge an addition $1.7 million in the period those cost are incurred in the remaining six months of fiscal year 2021. There currently have been no material losses related to disposal of assets. The Company recorded a gain on the sale of fixed assets internationally of $0.2 million. The Company does not expect a material amount of disposal costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended December 31, 2020 and December 31, 2019
Overview

Net sales in the quarter ended December 31, 2020 were $54.1 million, down $2.8 million or 4.9% compared to $56.8 million in the quarter ended December 31, 2019. Foreign currency translation negatively impacted reported sales by $5.2 million for the three months ended December 31, 2020. On a foreign currency neutral basis, sales in the quarter ending December 31, 2020 increased 4.2% from the quarter ending December 31, 2019. International sales in the quarter represent 50% of our global sales mix led by a resurgent Brazil.

Operating Income increased $3.4 milllion to $6.2 million compared to $2.8 million in quarter ended December 31, 2019 due in large part to the gain of $ 3.2 million on the sale of the Mount Airy, North Carolina facility in December 2020 (see Note 13). In addition, $0.4 million in restructuring cost were in the quarter ended December 31, 2020 and not in the prior year quarter and operating income increased as a result of operations in the amount of $0.6 million or 21%. Given the pandemic affecting the corresponding decline in sales we are seeing benefits from our restructuring.

This improvement is the result of aligning our cost structure to current pandemic demand and on-going restructuring. The Company continues to benefit from its restructuring activities that have resulted in a reduction of selling, general and administrative expenses of $1.7 million in the quarter ending December 31, 2020 compared to quarter ending December 31, 2019.

Net income improved by $2.6 million in the quarter ended December 31, 2020 to $3.9 million. The improvements compared to the quarter ended December 31, 2019 resulted from the gain on the sale of the facility of $3.2 million, $1.6 million of lower selling, general and administrative expenses and improved other income of $0.5 million. Those benefits were partially offset by lower gross margin of $1.0 million as a result of lower sales, higher taxes of $1.3 million and restructuring cost of $0.4 million.

Use of Non-GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this quarterly report on form 10-Q, we discuss non-GAAP financial measures related to currency-neutral sales revenues, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Currency-neutral sales are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Management uses these non-GAAP financial measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to currency-neutral revenues should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.

Net Sales

The breakdown of the Company’s net sales of $54.1 million was North America with sales of $27.1 million, a decline of $6.0 million, offset by an increase of $3.2 million in International sales to $26.9 million in the quarter ended December 31, 2020.
International sales were adversely impacted by the aforementioned currency fluctuation primarily in Brazil. On a currency neutral basis our Brazilian subsidiary's sales increased 53% for the quarter ending December 31, 2020 compared to the quarter ending December 31, 2019. This was due to strong performance across most all of its product portfolio led by its consumer markets.

North American sales declined 18% in the quarter ended December 31, 2020. All of our U.S. subsidiaries collectively recorded lower sales in the quarter ended December 31, 2020 as compared to the prior year quarter. This was driven by significantly lower demand in our industrial and capital equipment markets as the result of channel inventories declining and capital projects on hold due to the COVID-19 pandemic, the exception being the semi-conductor market which has exhibited resilience.
Gross Margin

Gross margin decreased $1.0 million or 5.5%, commensurate with the drop in sales volume. Total gross margin as a percentage of sales was essentially flat in the quarter ended December 31, 2020 at 32.6% of sales, and in the quarter ended December 31, 2019 at 32.8% of sales. North American gross margin percentage declined 5.5% of sales due in large part to sales mix and lower volume and plant utilization.

International gross margins increased by 4.3% of sales to 40.2 % in the quarter ended December 31, 2020 as compared to the prior year quarter. International gross margins increased $2.3 million to $10.8 million in the quarter ended December 31, 2020 based upon an increase in sales volume and improved manufacturing utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $1.7 million or 10.4% in the quarter ended December 31, 2020 vs the prior year quarter. North America selling, general and administrative expense was $1.6 million lower, International selling, general and administrative expense was $0.5 million lower, and Corporate expenses were up $0.4 million in the quarter ended December 31, 2020 vs the prior quarter. The decline in expenses reflects the Company’s efforts to align our cost structure to demand. Corporate expenses were higher by $0.4 million in the quarter ended December 31, 2020 as compared to prior quarter due to RSU stock expense, increased insurance premiums, and investment in Treasury, FP&A and SEC reporting tools.
As presented on separate lines on the Consolidated Statements of Operations are a gain on the sale of the North Carolina facility of $3.2 million and $0.4 million in restructuring charges of which $0.3 million in the U.S. and $0.1 million in the U.K. associated with the fiscal year 2021 plan as disclosed in the June 30, 2020 Form 10-K as well as Note 14.

Other Income (Expense)

Other Income (expense) improved $0.5 million from the prior year quarter to an expense of $(0.4) million in the quarter ended December 31, 2020. Other Income (expense) was $(0.9) million in the quarter ended December 31, 2019. Other Income (expense) improved as compared to the prior year quarter namely as a result offsetting $0.3 million income from a consolidated gain of fixed asset sales, increased other miscellaneous income as well as a favorable tax settlement of $0.2 million in Brazil.

Income Taxes

The tax expense for the second quarter of fiscal 2021 was $1.9 million on a profit before tax of $5.8 million or an effective tax rate of 33%. The tax expense for the second quarter of fiscal 2020 was $0.6 million on a profit before tax of $1.9 million or an effective tax rate of 33%. The tax rate for the second quarter of both fiscal 2021 and fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, which became effective in fiscal 2019, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

Net Income
The Company recorded net income of $3.9 million or $0.54 per basic share in the quarter ended December 31, 2020 compared to net income of $1.3 million or $0.18 per basic share in the quarter ended December 31, 2019. Pretax income was $5.8 million, an increase of $3.9 million. Tax expense rose $1.3 million to $1.9 million. higher as a result of a $2.6 million increase in net income in the quarter ended December 31, 2020 as compared to the quarter ended December 31, 2019.

Six months ended December 31, 2020 and December 31, 2019

Overview

The company finished the six months ended December 31, 2020 with sales of $103.5 million and net income of $8.0 million or $5.5 million lower sales yet $6.0 million of more net income as compared to the six months ended December 31, 2019. In the six months ended December 31, 2020, sales declined $11.0 million in North America, which was offset by an increase in our international markets of $5.5 million as compared to the six months ended December 31, 2019. The weakening of the Brazilian currency relative to the U.S. Dollar between the two comparative periods negatively impacted reported sales by $10.7 million. Eliminating the impact of foreign exchange translation, sales have increased 4.2% year on year for the first six months of this fiscal year. As a result operating income, which includes the gain on the Sale of our Mt. Airy North Carolina facility improved by $3.8 million in six months ended December 31, 2020 as compared to the prior year six months.

Gross Margin as a percentage of sales was down to 32.1% of sales or $33.2 million in the six months ended December 31, 2020, a decrease of $3.2 million as compared to the $36.4 million gross margin or 33.3% of sales in the six months ended December 31, 2019. Selling, general and administrative expense was at $27.6 million in the six months ended December 31, 2020 or $4.5 million lower compared to the prior year six months.

Net income improved by $5.9 million in the six months ended December 31, 2020 . The improvement was due to the following: A $ 3.2 million gain on the sale of the Mount Airy, North Carolina facility in December 2020, a $0.6 million improvement in other expense for small gains on sales of fixed assets globally, taxes were $1.5 million lower due to chanes in GILTI legislation requiring adjustments in the September 2020 quarter as well as the on-going operational improvement of $0.6 million.

Net Sales

Net sales in the six months ended December 31, 2020 were $103.5 million or $5.5 million lower as compared to the six months ended December 31, 2019. International sales were $5.5 million higher in the quarter ended December 31, 2020 or $50.4 million as compared to $44.9 million in the prior year six months. Brazil was up 16.5% to $32.4 million in reported sales as compared to $27.8 million in the prior year six months. On a currency neutral basis, Brazil's sales to third party customers have increased by 55% from the comparative period in the prior year, showing strong gains in all product categories.

North American sales in the six months ended December 31, 2020 were $11.0 million lower, or $53.1 million as compared to $64.1 million in the prior year six months. In the U.S. sales in our industrial and capital equipment markets declined by $10 million. Our industrial products sold primarily through distribution channel partners continue to be negatively affected by the lack of inventory replenishment relative to the pandemic. With capital projects shelved as most industries preserve cash, sales of high end metrology products have significantly declined from pre COVID -19 levels. The semi-conductor market has remained stable to the benefit of our custom engineered products.
Gross Margin

Gross margin decreased $3.2 million or 8.7% principally due to the drop in sales volume. Total gross margin as a percentage of sales declined 1.3% points due in large part to lower utilization in manufacturing in the U.S. for the six months ended December 31, 2020 as compared to 2019. For the six months ended December 31, 2020 the gross margin percentage of sales was 32.1% of sales and in the six months ended December 31, 2019 gross margin was 33.4% of sales.

North American gross margin percentage declined 4.9% of sales due in large part to sales mix and lower volume as well as lower plant utilization. International gross margins increased by 1.5% of sales to 38.9 % in the quarter ended December 31, 2020 as compared to 37.4% during the prior year six months. International gross margins increased $2.8 million to $19.6 million in the six months that ended December 31, 2020 based upon an increase in sales volume and manufacturing utilization.
Selling, General and Administrative Expenses

Selling, general and administrative expenses of $27.6 million were lower by $4.5 million or 14.1% in the six months ended December 31, 2020 as compared to the prior year. North American expenses were $3.2 million lower in the six months ended December 31, 2020 as compared to the prior year six months primarily due to $1.2 million lower selling costs as a result of less travel and entertainment, no trade show participation, and lower headcount. Distribution expenses also attributed to $0.4 million in lower expenses due to lower sales, and general and administrative expenses were lower $1.1 million due to lower cost structure.

Selling, general and administrative expenses internationally were $12.2 million for the six months ended December 31, 2020 or
$1.7 million or 12.1% lower than the six months ended December 31, 2019. Internationally, selling expenses were $1.1 million lower and marketing expenses were $0.6 million lower in the six months ended December 31, 2020 as compared to prior year as a result of no trade show participation, lower head count and minimal travel and entertainment costs.

Corporate expenses were $3.8 million in the six months ended December 31, 2020 or $0.3 million higher than the prior year six months as a result of higher RSU expense, increased insurance premiums and professional services. In addition, the Company has made some investments in financial planning, analysis, reporting, treasury, and external reporting tools.

As presented as separate lines on the Consolidated Statements of Operations is the gain of $3.2 million on the sale of our Mount Airy, North Carolina facility (See Note 13) and $0.7 million in restructuring charges with $0.6 million in the U.S. and $0.1 million in the U.K. associated with the fiscal year 2021 plan as disclosed in the June 30, 2020 Form 10-K as well as Note 14.

Other Income (expense)

Other Income (expense) improved $0.7 million from the prior year six months to $(0.4) million in the six months ended December 31, 2020. Other Income (expense) was $(1.1) million in the six months ended December 31, 2019. Other Income (expense) declined in the six months compared to the prior year period namely as a result of $0.3 million income from a consolidated gain of fixed asset sales, a favorable tax settlement of $0.2 million in Brazil and $0.2 million in interest income and scrap sales combined.

Income Tax Expense

The tax expense for the first half of fiscal 2021 was a benefit of ($0.4) million on a profit before tax of $7.6 million or an effective tax rate of (5%). Before the discrete benefits relating to legislation enacted during the first half of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $2.5 million or 34% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.The tax expense for the first half of fiscal 2020 was $1.1 million on a profit before tax of $3.2 million or an effective tax rate of 35%. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.

Net Income

The Company recorded net income of $8.0 million or $1.13 per basic share in the quarter ended December 31, 2020 compared to net income of $2.0 million or $0.29 per basic share in the quarter ended December 31, 2019. Pretax income was $7.6 million, an improvement of $4.5 million compared to the six months ended December 31, 2019. Tax expense in the six months ended December 31, 2020 was $1.5 million lower than in the comparative period, resulting in an increase of net income of $6.0 million to $8.0 million as compared to $2.0 million for the six months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2020	12/31/2019

Cash provided by (used in) operating activities	$2,401	(2,257)
Cash provided by (used in) investing activities	1,627	(5,381)
Cash (used in) provided by financing activities	(3,448)	1,200
Effect of exchange rate changes on cash	521	238

Net increase (decrease) in cash	$1,101	$(6,200)

Net cash flows for the six months ended December 31, 2020 provided an increase in cash of $1.1 million compared to a decrease in cash of $6.2m for the six month period ending December 31, 2019. Cash provided by operations increased to $2.4 million due to improved performance and working capital management. Cash provided by investing activities increased to $1.6 million as a result of $5.2 million proceeds from the sale of the Mount Airy, North Carolina facility in December 2020. This was partially offset by $3.0 million in capital investments during the period which were largely part of the 2021 planned restructuring. With the building sale and improved operating cash flows, the Company was able to reduce its overall debt during the six-month period between June 30, 2020 and December 31, 2020 by $3.4m.

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

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ending December 31, 2020 and 2019 was 1.9% and 3.7% respectively. The effective rate for the six months ending December 31, 2020 was lower than that specified in the First Amendment to the loan agreement which was executed on September 17, 2020 (See Note 10). Upon investigation, the bank had discovered that it had not re-set its system and had been undercharging the company interest since the inception of the September 17, 2020 amendment. The Bank has since corrected the issue and will bill the company retroactively for the interest not charged during the six month period ending December 31, 2020.
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
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2020, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company notified the NYSE that it intends to submit a plan to cure this deficiency and return to compliance with the NYSE continued listing requirements. In order to avoid delisting under Section 802.01B, the Company had 45 days from the receipt of the Notice to submit a business plan advising the NYSE of definitive actions the Company has taken, or proposes to take, that would bring it into compliance with the market capitalization listing standards on or before April 1, 2022 (the “Cure Period”). The Company has prepared and submitted a plan on November 10, 2020, at which time stockholder's equity had already exceeded the $50m minimum threshold with the quarter ending September 30, 2020. The plan was officially accepted by the NYSE as confirmed in a letter addressed to the Company dated December 23, 2020. Subsequent to the plan submission and acceptance by the NYSE, the company has posted a second consecutive quarter with Owners' Equity in excess of $50 million with the filing of this report for the quarter ending December 31, 2020. In accordance with NYSE listing standards, the company has regained full compliance. The NYSE has indicated that it will review the current quarterly report, and once it has deemed the company to be fully compliant, it will issue the Company a cure letter, remove the company from the list of non-compliant issuers, and remove the ".BC" appendage from the stock ticker.
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.

The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. For example, on October 7, 2020, our information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We are continuing to investigate the incident, together with legal counsel and other incident response professionals. Although minimal data may have been compromised, current data mining exercises will determine if any sensitive data had been accessed in that breach We do not believe that we have experienced any material losses related to the ransomware attack and were able to recover all material data. Most systems have been restored to pre-attack capabilities, and our major ERP system and associated financial and transactional data were never impacted by this breach.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	February 5, 2021	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 5, 2021	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)