Form 10-Q
period 2021-03-31
STARRETT L S CO
filed 2021-05-07
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	April 29, 2021
Class A Common Shares	6,453,544
Class B Common Shares	650,010

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	(unaudited)3/31/2021	6/30/2020
ASSETS
Current assets:
Cash	$11,247	$13,458
Accounts receivable (less allowance for doubtful accounts of $583 and $736, respectively)	34,467	29,012
Inventories	52,536	52,987
Prepaid expenses and other current assets	10,355	8,641
Total current assets	108,605	104,098

Property, plant and equipment, net	35,001	37,090
Right of use assets	4,186	4,465
Deferred tax assets, net	23,513	21,018
Intangible assets, net	4,935	4,997
Goodwill	1,015	1,015
Total assets	$177,255	$172,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$6,895	$4,532
Current lease liability	1,247	1,905
Accounts payable	12,089	7,579
Accrued expenses	7,745	8,838
Accrued compensation	5,663	4,980
Total current liabilities	33,639	27,834

Other tax obligations	2,761	2,532
Long-term lease liability	3,027	2,655
Long-term debt, net of current portion	18,530	26,341
Postretirement benefit and pension obligations	61,948	67,338
Total liabilities	119,905	126,700

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,451,960 outstanding at March 31, 2021 and 6,308,025 outstanding at June 30, 2020)	6,452	6,308
Class B Common stock $1 par (10,000,000 shares authorized; 651,968 outstanding at March 31, 2021 and 679,680 outstanding at June 30, 2020)	652	680
Additional paid-in capital	56,329	55,762
Retained earnings	69,638	58,648
Accumulated other comprehensive loss	(75,721)	(75,415)
Total stockholders' equity	57,350	45,983
Total liabilities and stockholders’ equity	$177,255	$172,683

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Net sales	$54,944	$49,998	$158,408	$158,976
Cost of goods sold	36,795	35,154	107,082	107,793
Gross margin	18,149	14,844	51,326	51,183
% of net sales	—	—	—	—

Selling, general and administrative expenses	13,511	14,780	41,126	46,912
Restructuring charges	788	—	1,518	—
Gain on sale of building	—	—	(3,204)	—

Operating income	3,850	64	11,886	4,271

Other income (expense), net	663	223	236	(833)

Income before income taxes	4,513	287	12,122	3,438

Income tax expense (benefit)	1,496	(326)	1,132	787

Net income	$3,017	$613	$10,990	$2,651

Basic income per share	$0.42	$0.09	$1.56	$0.38
Diluted income per share	$0.41	$0.09	$1.50	$0.38

Weighted average outstanding shares used in per share calculations:
Basic	$7,104	$6,962	$7,058	$6,941
Diluted	$7,390	$7,022	$7,335	$7,017

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (unaudited)

	3 Months Ended		9 Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Net income	$3,017	$613	$10,990	$2,651
Other comprehensive income (loss):
Currency translation (loss), net of tax	(3,835)	(9,813)	(225)	(10,878)
Pension and postretirement plans, net of tax	(60)	(21)	(81)	(64)
Other comprehensive (loss)	(3,895)	(9,834)	(306)	(10,942)

Total comprehensive income (loss)	$(878)	$(9,221)	$10,684	$(8,291)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the three and nine months ended March 31, 2021:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2020	$6,308	$680	$55,762	$58,648	$(75,415)	$45,983
Total comprehensive income (loss)	—	—	—	4,116	(258)	3,858
Repurchase of shares	—	(2)	(4)	—	—	(6)
Stock-based compensation	8	—	359	—	—	367
Conversion	26	(26)	—	—	—	—
Balance September 30, 2020	$6,342	$652	$56,117	$62,764	$(75,673)	$50,202

Total comprehensive income	—	—	—	3,857	3,847	7,704
Repurchase of shares	—	—	(1)	—	—	(1)
Issuance of stock	—	8	17	—	—	25
Stock-based compensation	103	—	51	—	—	154
Conversion	3	(3)	—	—	—	—
Balance December 31, 2020	$6,448	$657	$56,184	$66,621	$(71,826)	$58,084

Total comprehensive income (loss)	—	—	—	3,017	(3,895)	(878)
Repurchase of shares	—	(1)	(3)	—	—	(4)
Stock-based compensation	—	—	148	—	—	148
Conversion	4	(4)	—	—	—	—
Balance March 31, 2021	$6,452	$652	$56,329	$69,638	$(75,721)	$57,350

Accumulated balance consists of:
Translation loss					$(62,099)
Pension and postretirement plans, net of taxes					(13,622)
					$(75,721)

For the three and nine months ended March 31, 2020:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2019	$6,207	$690	$55,276	$80,487	$(59,281)	$83,379
Total comprehensive income (loss)	—	—	—	778	(3,759)	(2,981)
Repurchase of shares	—	(2)	(8)	—	—	(10)
Stock-based compensation	57	—	157	—	—	214
Conversion	6	(6)	—	—	—	—
Balance September 30, 2019	$6,270	$682	$55,425	$81,265	$(63,040)	$80,602
Total comprehensive income (loss)	—	—	—	1,260	2,651	3,911
Repurchase of shares	—	—	(3)	—	—	(921)
Issuance of stock	—	7	30	—	—	37
Stock-based compensation	2	—	70	—	—	72
Conversion	8	(8)	—	—	—	—
Balance December 31, 2019	$6,280	$681	$55,522	$82,525	$(60,389)	$84,619
Total comprehensive income (loss)	—	—	—	613	(9,834)	(9,221)
Repurchase of shares	—	(1)	(3)	—	—	(4)
Stock-based compensation	10	—	114	—	—	124
Conversion	7	(7)	—	—	—	—
Balance March 31, 2020	$6,297	$673	$55,633	$83,138	$(70,223)	$75,518

Accumulated balance consists of:
Translation loss					$(60,437)
Pension and postretirement plans, net of taxes					(9,786)
					$(70,223)
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	9 Months Ended
	3/31/2021	3/31/2020
Cash flows from operating activities:

Net income	$10,990	$2,651

Non-cash operating activities:
Gain from sale of real estate	(3,204)	—
Depreciation	3,912	3,735
Amortization	911	1,540
Stock-based compensation	669	410
Net long-term tax obligations	117	163
Deferred taxes	(2,279)	264
Postretirement benefit and pension obligations	(11)	92
Working capital changes:
Accounts receivable	(4,580)	2,876
Inventories	1,391	(3,097)
Other current assets	(1,813)	(831)
Other current liabilities	2,803	(5,463)
Prepaid pension expense	(6,374)	(6,360)
Other	189	159
Net cash provided by (used in) operating activities	2,721	(3,861)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,048)	(7,595)
Software development	(849)	(1,023)
Proceeds from sale of real estate	5,214	—
Net cash provided by (used in) investing activities	317	(8,618)

Cash flows from financing activities:
Proceeds from borrowing	12,581	11,556
Debt repayments	(17,924)	(4,666)
Proceeds from common stock issued	25	37
Shares repurchased	(11)	(17)
Net cash (used in) provided by financing activities	(5,329)	6,910

Effect of exchange rate changes on cash	80	202

Net decrease in cash	(2,211)	(5,367)
Cash, beginning of period	13,458	15,582
Cash, end of period	$11,247	$10,215

Supplemental cash flow information:
Interest paid	$673	$737
Income taxes paid, net	3,535	1,304
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements
March 31, 2021
Note 1:    Basis of Presentation and Summary of Significant Account Policies
The unaudited interim consolidated financial statements as of and for the nine months ended March 31, 2021 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2020.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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
Throughout the COVID-19 pandemic crisis, the Company's main focus has been on protecting the health and well-being of its employees, and the long-term financial health of the Company. The COVID-19 pandemic continues to have a negative impact on certain sectors of the Company's Sales, particularly in Industrial and Capital Equipment markets. Products sold through Consumer channels, principally in Brazil, have returned to or even exceed pre-pandemic levels. Some uncertainty still exists when trying to predict a full recovery across the whole company.
Note 2:    Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2020. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report on Form 10-K. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three months ended March 31, 2021

Sales[1]	$32,519	$22,425	$—	$54,944
Operating Income (Loss)	2,931	2,692	(1,773)	$3,850

Three Months ended March 31, 2020

Sales[2]	$33,369	$16,629	$—	$49,998
Operating Income (Loss)	$1,337	$448	$(1,721)	$64
1.Excludes $1,338 of North American segment intercompany sales to the International segment, and $3,197 of International segment intercompany sales to the North American segment.

2.Excludes $1,063 of North American segment intercompany sales to the International segment, and $2,722 of International segment intercompany sales to the North American segment.

	North American Operations		International Operations	Unallocated	Total
Nine Months ended March 31, 2021

Sales[1]	$85,609	0	$72,799	$—	$158,408
Operating Income (Loss)	8,611		8,804	$(5,529)	$11,886

Nine months ended March 31, 2020

Sales[2]	$97,475		$61,501	$—	$158,976
Operating Income (Loss)	$6,217		$3,069	$(5,015)	$4,271
1
1.Excludes $3,075 of North American segment intercompany sales to the International segment, and $8,593 of International segment intercompany sales to the North American segment.
2.Excludes $3,079 of North American segment intercompany sales to the International segment, and $10,820 of International segment intercompany sales to the North American segment.
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
The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No revenue was deferred as of March 31, 2021 and June 30, 2020. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment, saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. All of the Company’s revenue was recognized under the point in time approach for the three and nine months ended March 31, 2021 and 2020. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an
1

enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.
The Company’s typical payment terms vary based on the customer, geographic region, and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is typically not significant. Amounts billed and due from the Company’s customers are classified as accounts receivable on the Consolidated Balance Sheets. As the Company’s standard payment terms are usually less than one year, the Company has elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.
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
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of March 31, 2021, and June 30, 2020, the balance of the return asset is $0.2 million and $0.1 million and the balance of the refund liability is $0.2 million and $0.2 million respectively. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.6 million and $0.4 million at March 31, 2021 and June 30, 2020 located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
North America
United States	$30,307	$31,288	$79,989	$90,996
Canada & Mexico	2,212	2,081	5,620	6,479
	32,519	33,369	85,609	97,475
International
Brazil	14,901	8,729	47,302	36,551
United Kingdom	4,269	5,333	14,818	15,936
China	1,655	1,338	5,240	4,505
Australia & New Zealand	1,600	1,229	5,439	4,509
	22,425	16,629	72,799	61,501

Total Sales	$54,944	$49,998	$158,408	$158,976
Note 4:    Recent Accounting Pronouncements
Recently Issued Accounting Standards not yet adopted:
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020, effective for the Company July 1, 2021.. The amendments in ASU 2018-14 must be applied on a retrospective basis. The Company is currently assessing the effect, if any, that ASU 2018-14 will have on its consolidated financial statements.
In November 2019, FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates of certain major new accounting standards. Of those standards affected the following is the only one not yet implemented by the Company. Financial Instruments Credit Losses ASU 2016-13 (ASC 326) and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The Company does not expect the adoption of this standard to have a material impact on the financial position and results of operations.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:
a) Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income)
b) Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment
c) Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary
d) Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in this Update also simplify the accounting for income taxes by doing the following:

a) Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
b) Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.
c) Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
d) Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method..

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 or July 1, 2021 for the Company. The Company is currently assessing the effect, if any, on its consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of)
reference rate reform on financial reporting. Optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The Company currently has no hedging type contracts or others tied to reference rates where this standard would have a material impact to the Company's accounting. The first amendment to the amended and restated loan and security agreement with TD Bank dated September 17, 2020 increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus LIBOR to 3.50% plus LIBOR, but ultimately our interest rate is capped accordingly in this agreement. The Company does not believe the adoption of this standard has a material impact on the financial position and results of operations.
Note 5:    Leases
Operating lease cost amounted to $0.6 million and $1.8 million for three and nine months period ended March 31, 2021. As of March 31, 2021, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,186	$4,274	$5,081
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.1 years. As of March 31, 2021, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.
The Company entered into $0.9 million in operating lease commitments and incurred de minimis exchange impact during the nine months ended March 31, 2021. In December 2020, the Company completed a sale and leaseback of its Mount Airy NC Facility (see note 13) and recognized a Right-Of-Use ("ROU") asset based on leasing 66,000 square feet in the amount of $0.8 million for a three year lease with an option for 2 more years.

At March 31, 2021, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Nine months ended March 31, 2021	Operating Lease Commitments
2021 (Remainder of year)	$574
2022	1,318
2023	1,122
2024	917
2025	639
Thereafter	511
Subtotal	$5,081
Imputed interest	(806)
Total	4,274
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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2021, there were 8,250 stock options and 260,977 restricted stock units outstanding. There were 10,477 shares available for grant under the 2012 Stock Plan as of March 31, 2021.
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
No stock options were granted during the nine months ended March 31, 2021 and 2020.
The weighted average contractual term for stock options outstanding as of March 31, 2021 was 1.8 years.  The aggregate intrinsic value of stock options outstanding as of March 31, 2021 was less than $0.1 million. Stock options exercisable as of March 31, 2021 were 8,250 shares. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.
There were 297,140 RSU awards with a fair value of $3.36 per RSU granted during the nine months ended March 31, 2021. There were 102,670 RSUs settled, and 3,834 RSUs forfeited during the nine months ended March 31, 2021.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2021 was $1.7 million. As of March 31, 2021, all vested awards have been issued and settled.
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
Compensation expense related to all stock-based plans for the three and nine-month periods ended March 31, 2021 were $0.1 million, and $0.6 million as compared to the prior year three and nine months of $0.1 million and $0.3 million, respectively.  As of March 31, 2021, there was $2.4 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.7 million is expected to be recognized over a weighted average period of 1.8 years.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	3/31/2021	6/30/2020
Raw material and supplies	$29,149	$26,255
Goods in process and finished parts	13,673	13,694
Finished goods	34,087	37,579
	76,909	77,528
LIFO Reserve	(24,373)	(24,541)
	$52,536	$52,987

Of the Company’s $52.5 million and $53.0 million total inventory at March 31, 2021 and June 30, 2020, respectively, the $24.4 million and $24.5 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $27.9 million on a FIFO basis and $3.5 million on a LIFO basis at March 31, 2021. The Core U.S. business had total Inventory, on a FIFO basis, of $33.1 million and $8.6 million on a LIFO basis as of June 30, 2020. The use of LIFO, as compared to FIFO, resulted in a $0.5 million decrease in cost of sales for the goods sold in the nine months ending March 31, 2021 compared to $0.3 million increase in the nine months ending March 31, 2020.
Note 8:    Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill of $4.7 million. During the fourth quarter of fiscal 2020 the Company, considering the COVID-19 pandemic a triggering event for the private software company and Bytewise due to a drop in sales, tested impairment of intangible assets according to ASC 360 "Property, Plant and Equipment" and determined the carrying value was deemed to be recoverable at Bytewise but not at the private software company where the impairment of intangibles was calculated. The Company concluded that intangible assets of the private software company were impaired by $2.9 million.

The Company then, according to ASC 350 Intangibles -Goodwill and Other, conducted a step one analysis performed based on the update carrying value for each reporting unit. Goodwill was determined to be impaired $0.6 million at the private software company and goodwill of $3.0 million was impaired at the Bytewise reporting unit as of June 30, 2020. As a result, the balance of goodwill at Bytewise is zero and $1.0 million at the private software company as of March 31, 2021.

The Company will continue to perform an annual assessment of goodwill associated with its purchase of a private software company. If future results significantly vary from current estimates, related projections, or business assumptions due to changes in industry or market conditions, the Company may be required to perform an impairment analysis prior to our annual test date if a triggering event is identified. As of March 31, 2021, we did not identify a triggering event.

Amortizable intangible assets consist of the following (in thousands):

	3/31/2021	6/30/2020
Trademarks and trade names	2,070	2,070
Completed technology	2,010	2,010
Customer relationships	630	630
Software development	10,293	9,445
Total	15,003	14,155
Accumulated amortization and impairment	(10,068)	(9,158)
Total net balance	$4,935	$4,997
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
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next five years and thereafter, is as follows (in thousands):

2021 (Remainder of year)	$387
2022	1,331
2023	1,096
2024	825
2025	666
2026	401
Thereafter	229
Total net balance	$4,935

Note 9:    Pension and Post-retirement Benefits
The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company has a postretirement medical benefit plan for U.S. employees. As of January 1, 2021, the Company no longer provided Life Insurance benefits for retirees. The Company also has defined contribution plans.
The U.K. defined benefit plan was closed to new entrants in fiscal 2009.
On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants will no longer earn additional benefits after December 31, 2016.
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), net in Consolidated Statements of Operations, except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative expenses. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Service cost	$—	$—	$—	$—
Interest cost	1,120	1,362	3,351	4,077
Expected return on plan assets	(1,115)	(1,305)	(3,336)	(3,908)
Amortization of net loss	13	9	40	28
	$18	$66	$55	$197
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Service cost	$21	$18	$64	$55
Interest cost	51	60	154	180
Amortization of prior service credit	(134)	(134)	(403)	(403)
Amortization of net loss	41	20	124	62
	$(21)	$(36)	$(61)	$(106)
For the three and nine month period ended March 31, 2021, the Company contributed $2.6 million and $5.4 million, respectively in the U.S. and $0.3 million and $0.7 million in the UK pension plans. The Company estimates that it will contribute an additional $1.8 million for the remainder of fiscal 2021.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	3/31/2021	6/30/2020
Short-term and current maturities
Loan and Security Agreement (Term Loan)	1,732	597
Brazil Loans	5,163	3,935
	6,895	4,532
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	6,147	5,941
Loan and Security Agreement (Line of Credit)	12,384	20,400
	18,530	26,341
	$25,425	$30,873
On December 31, 2019, the Company entered into the Tenth Amendment of its Loan and Security Agreement (“Tenth Amendment”). Under the revised agreement, the limit for the Line of credit was increased from $23.0 million to $25.0 million. In addition, the Company entered into a new $10.0 million 5-year Term Loan with a fixed interest rate of 4.0%. The new Term Loan will require interest only payments for 12 months and will convert to a term loan requiring both interest and principal payments commencing January 1, 2021. Also, under the Tenth Amendment, the credit limit for external borrowing was increased from $2.5 million to $5.0 million.
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
Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank updated its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus LIBOR to 3.50% plus LIBOR, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value ("NOLV") of US Inventory plus 62.5% of total appraised US real estate values.

As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement and will provide additional reporting supporting the borrowing base and covenants certifications. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout fiscal 2021 and the impact of the Company’s restructuring plan initiatives. Under this amendment, the Company also agreed to apply all proceeds from the sale of US real estate assets, except the Mt. Airy, North Carolina facility, against the principle balance of the term loan and line of credit. The Company agreed to apply the lesser of 50% or $2 million of the net proceeds from the sale of that facility against the principal balance of the Term Loan. Upon closing of the transaction during the quarter ending December 31, 2020, $2 million was applied against the principal balance of the Term Loan. The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter. The Company was compliant with the minimum liquidity requirement and the minimum adjusted cumulative EBITDA required bank covenants as of March 31, 2021 and is expected to comply with the covenants over the next twelve months.
Availability under the Line of Credit remains subject to a borrowing base comprised of Accounts Receivable, Inventory, and Real Estate. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of March 31, 2021 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Bradesco	5.18%	May 2020	May 2021	$288
Santander	10.18%	November 2020	May 2021	$263
Brazil Bank	4.30%	September 2020	August 2021	$991
Brazil Bank	3.38%	November. 2020	November 2021	$900
Bradesco	2.37%	December 2020	December 2021	$1,000
Bradesco	4.74%	December 2020	December 2021	$527
Santander	5.98%	February 2021	February 2022	$1,194
				$5,163

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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Beginning in fiscal 2019, the Company incorporated certain provisions of the Act in the calculation of the tax provision and effective tax rate, including the provisions related to the Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit the ability to deduct expenses.
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

In July 2020, the IRS issued final regulations and additional proposed regulations that address the application of the high-taxed exclusion from GILTI. Under these regulations, the Company can make an annual election to exclude from its GILTI inclusion, income from its foreign subsidiaries that’s effective income tax rate exceeds 18.9% for that year. The regulations must be applied for tax years beginning after July 23, 2020 but companies have the option to apply retroactively for tax years beginning after December 31, 2017 and before July 23, 2020. In the first quarter of fiscal 2021 the Company recognized a discrete tax benefit of ($2.7) million related to the impact of electing to apply the high-tax exclusion retroactively for fiscal 2019 and fiscal 2020.
For the three month period ended March 31, 2021, the Company recognized tax expense of $1.5 million on a profit before tax of $4.5 million or an effective tax rate of 33%. The tax rate for fiscal 2021 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. For the three month period ended March 31, 2020, the Company recognized tax benefit of $(0.3) million on a profit before tax of $0.3 million or an effective tax rate of (100)%. The tax rate for fiscal 2020 was lower than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and the impact of permanent deductible and nondeductible items and research credits. The impact of these items on the tax rate is substantial based on the Company’s profit being $0.3 million in the third quarter of 2020.
For the nine month period ended March 31, 2021, the Company recognized a tax provision of $1.1 million on a profit before tax of $12.1 million or an effective tax rate of 9%. Before the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $4.1 million or 34% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses. For the nine month period ended March 31, 2020. the Company recognized tax expense of $0.8 million on a profit before tax of $3.4 million or an effective tax rate of 24%. The tax rate for fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%.
U.S. Federal tax returns for years prior to fiscal 2017 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of March 31, 2021, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.
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

Note 12: Contingencies
The Company is involved in certain legal matters, which arise, in the normal course of business. Management believes it is not reasonably possible that these matters will have a material negative impact on the Company's financial condition, results of operations or cash flows.
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
Note 14:     Restructuring

The COVID-19 pandemic created a negative impact on global sales. The impact was felt as early as January 2020 in the Company’s operation in Suzhou, China and most significantly in March 2020 in North America and in the UK. The Company took austerity measures, reducing payroll and managing variable operational spending to help mitigate the shortfall. In addition, the Company is investing in a strategic realignment focused on a lower cost structure, long term, designed to maximize our global factory utilization. In June 2020, the Company recorded a $1.6 million restructuring charge of which $1.0 million remained in accrued expenses on the Consolidated Balance Sheets at fiscal 2020 year end. That accrued expense balance was zero as of March 31, 2021. Total restructuring cost of $4.3 million, with $1.2 million in the U.S. and $3.1 million internationally, is expected to drive annual savings of $10-14 million beginning in fiscal 2021 as planned implementation throughout the year, with full annual savings realized in fiscal 2022. These savings will be reflected in the Consolidated Statements of Operations in a reduction to cost of goods sold and selling, general and administrative expenses.

The Company adopted this plan in order to consolidate certain saw manufacturing operations for greater efficiency. This restructuring is strategic to improving manufacturing utilization globally and will be completed in fiscal 2021. Since the project was announced in the quarter ended June 2020, $3.0 million has been charged as restructuring expense including $1.5 million that was incurred in the nine months ended March 31, 2021. The Company expects to charge an additional $1.3 million in the remaining three months of fiscal 2021. The Company has recorded a gain on the sale of property, plant and equipment internationally of $0.2 million, related to restructuring. The Company does not expect a material amount of disposal costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Use of Non- U.S. GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this quarterly report on Form 10-Q, we discuss non-U.S. GAAP financial measures related to currency-neutral sales revenues, as well as adjusted operating income to adjust for restructuring costs and the gain on the sale of assets that are reflected in one period but not the other in order to show comparative operational performance.

We present these non-U.S. GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non-U.S. GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Currency-neutral sales are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. We include a reconciliation of adjusted operating income to its comparable U.S. GAAP financial measures.

References to currency-neutral revenues and adjusted operating income should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non U.S GAAP financial measures used by other companies. In evaluating these non-U.S. GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-U.S. GAAP financial measures should not be construed to imply that its future results will be unaffected by any such adjustments. Non-U.S. GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Please see Note 2 regarding segment results of operations. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 2. These tables above are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling U.S. GAAP operating income and adjusted operating income.

The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
(Amounts in thousands)	3/31/2021	3/31/2020	$ Change favorable (unfavorable)	% Change	3/31/2021	3/31/2020	$ Change favorable (unfavorable)	% Change
Net sales	$54,944	$49,998	$4,946	9.9%	$158,408	$158,976	$(568)	(0.4)%
Gross margin	18,149	14,844	3,305	22.3%	51,326	51,183	143	0.3%
% of net sales	33.0%	29.7%			32.4%	32.2%

Selling, general and administrative expenses	13,511	14,780	1,269	8.6%	41,126	46,912	5,786	12.3%
% of net sales	24.6%	29.6%			26.0%	29.5%

Restructuring charges	788	0	(788)	(100.0)%	1,518	0	(1,518)	(100.0)%
Gain on sale of building	0	0	—	—%	(3,204)	0	3,204	100.0%

GAAP Operating income as reported	3,850	64	3,786	5916.1%	11,886	4,271	7,615	178.3%

Other income (expense), net	663	223	440	197.3%	236	(833)	1,069	128.3%

Income before income taxes	4,513	287	4,226	1472.6%	12,122	3,438	8,684	252.6%

Income tax expense (benefit)	1,496	(326)	(1,822)	558.9%	1,132	787	(345)	(43.8)%

Net income	$3,017	$613	$2,404	392.2%	$10,990	$2,651	$8,339	314.6%

U.S. GAAP to Non-U.S GAAP reconciliation:
	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/2021	3/31/2020	$ Change favorable (unfavorable)	% Change	3/31/2021	3/31/2020	$ Change favorable (unfavorable)	% Change

Operating income as reported	$3,850	$64	$3,786	5916%	$11,886	$4,271	$7,615	178%
Removing restructuring charges (adding back)	788	—	(788)	—	1,518	—	(1,518)	—
Less gain on sale of building	—	—	—	—	(3,204)	—	3,204	—
Adjusted operating income	$4,638	$64	$4,574	7147%	$10,200	$4,271	$5,929	139%
% of net sales	8.4%	0.1%		8.3 basis points	6.4%	2.7%		3.8 basis point

The following table represents key results of operations for three months ending March 31, 2021 and 2020 based on our business aggregated into two reportable segments according to geography of operations : North American Operations and International Operations:

	Three Months Ended March 2021 (unaudited)				Three Months Ended March 2020 (unaudited)
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total

Net sales	$32,519	$22,425	—	$54,944	33,369	16,629	0	49,998
Gross margin (loss)	9,741	8,408	—	18,149	8,802	6,149	(107)	14,844
% of net sales	30.0%	37.5%		33.0%	26.4%	37.0%		29.7%

Selling, general and administrative expenses	6,628	5,111	1,773	13,511	7,465	5,701	1,614	14,780
% of net sales	20.4%	22.8%		24.6%	22.4%	34.3%		29.6%

Restructuring charges	182	605	—	788	—	—	—	—

Operating income	$2,931	$2,692	$(1,773)	$3,850	1,337	448	(1,721)	64
% of net sales	9.0%	12.0%		7.0%	4.0%	2.7%		0.1%

U.S. GAAP to Non-U.S. GAAP reconciliation:
	Three Months Ended March 2021				Three Months Ended March 2020
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total

Operating income as reported	$2,931	$2,692	$(1,773)	$3,850	$1,337	$448	$(1,721)	$64
Restructuring charges	182	605	—	788	—	—	—	—
Adjusted operating income	$3,113	$3,297	$(1,773)	$4,638	$1,337	$448	$(1,721)	$64
% of net sales	9.6%	14.7%		8.4%	4.0%	2.7%		0.1%

The following table represents key results of operations for nine months ending March 31, 2021 and 2020 based on our business aggregated into two reportable segments according to geography of operations: North American Operations and International Operations:

	Nine Months Ended March 2021 (unaudited)				Nine Months Ended March 2020 (unaudited)
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$85,609	$72,799	$—	$158,408	$97,475	$61,501	$—	$158,976
Gross margin	24,500	26,826	—	51,326	28,472	22,679	32	51,183
% of net sales	28.6%	36.8%		32.4%	29.2%	36.9%		32.2%

Selling, general and administrative expenses	18,257	17,340	5,529	41,126	$22,255	$19,610	$5,047	$46,912
% of net sales	—	—		—	—	—		—

Restructuring charges	836	682	—	1,518	—	—	—	—
Gain on sale of building	(3,204)	—	—	(3,204)	—	—	—	—

Operating income	$8,611	$8,804	$(5,529)	$11,886	$6,217	$3,069	$(5,015)	$4,271
% of net sales	10.1%	12.1%		7.5%	6.4%	5.0%		2.7%

U.S. GAAP to Non-U.S. GAAP reconciliation:
	Nine Months Ended March 2021				Nine Months Ended March 2020
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Operating income as reported	$8,611	$8,804	$(5,529)	$11,886	$6,217	$3,069	$(5,015)	$4,271
Restructuring charges	836	682	—	1,518	—	—	—	—
Gain on sale of building	(3,204)	—	—	(3,204)	—	—	—	—
Adjusted operating income	$6,243	$9,486	$(5,529)	$10,200	$6,217	$3,069	$(5,015)	$4,271
% of net sales	7.3%	13.0%		6.4%	6.4%	5.0%		2.7%
Three and Nine Months Periods Ended March 31, 2021 and March 31, 2020
Overview

Net sales in the quarter ended March 31, 2021 were $55.0 million, up $5.0 million, an improvement of 10.0% compared to $50.0 million in the quarter ended March 31, 2020. Net Sales in the nine months ended March 31, 2021 of $158.4 million, compared to $159.0 million for the same nine month period ending March 31, 2020, were lower by $0.6 million or 0.4%. Foreign currency translation negatively impacted reported sales by $2.6 million for the three months ended March 31, 2021. On a foreign currency neutral basis, sales in the quarter ending March 31, 2021 increased 15.0% from the quarter ending March 31, 2020. Over the nine month period ending March 31, 2021, the unfavorable currency impact on reported Net Sales was $12.8 million. Therefore, on a currency neutral basis, Net Sales have increased by 7.7% for the first nine months of this fiscal year compared to last fiscal year.

Operating income in the quarter ended March 31, 2021 of $3.8 million or 7% of sales, was an improvement of $3.7 million over the same three month period ending March 31, 2020. Operating income in the nine month periods ending March 31, 2021 and March 31, 2020 was increased by 178% to $11.9 million from $4.3 million in the prior fiscal year. Adjusting to compare operationally, in the three months ended March 31, 2021, removing restructuring cost of $0.8 million, adjusted operating income was $4.6 million or 8.4% of sales versus $0.1 million or 0.1% of sales for the three month period ending March 31, 2020. In the nine months period ended March 31, 2021 as compared to 2020, when removing the impact of $1.5 million in restructuring charges and the $3.2 million gain on the sale of our North Carolina facility in December, 2020, adjusted operating income was $10.2 million or 6.4% of sales versus $4.3 million or 2.7% of sales in the same nine-month period ending in March, 2020.

This improvement is the result of aligning our cost structure to current pandemic demand and on-going restructuring, and strong sales growth internationally, especially in Brazil. The Company continues to benefit from its restructuring activities that have resulted in a reduction of selling, general and administrative expenses of $1.3 million in the three months ending March 31, 2021, and $5.8 million in the nine months ending March 31, 2021, compared to the same periods respectively ending March 31, 2020.

As presented on separate lines on the Consolidated Statements of Operations are a gain on the sale of the North Carolina facility of $3.2 million and $1.5 million in restructuring charges of which $0.8 million in the U.S. and $0.7 million internationally associated with the fiscal year 2021 plan as disclosed in the June 30, 2020 Form 10-K as well as Note 14.

Net income improved by $2.4 million to $3.0 million in the quarter ended March 31, 2021, and by $8.3 million to $11.0 million in the nine month period ending March 31, 2021 compared to the same periods respectively ending March 31, 2020.

Net Sales

The Company’s net sales for the quarter ended March 31, 2021 were $55.0 million versus $50.0 million for the same period a year prior. North America sales of $32.5 million, a decline of $0.9 million in quarter ended March 31, 2021 from $33.4 million in 2020, were more than offset by an increase of $5.8 million in International sales to $22.4 million in the quarter ended March 31, 2021 versus $16.6 million in 2020. The Company continues to achieve sales growth internationally when compared to last year. The quarter ending March 31, 2021 has seen a resurgence in North American sales relative to International sales, as order intake and shipped sales in our North American product lines are steadily returning to pre- pandemic levels.

During the nine months ended March 31, 2021 as compared to 2020, North American sales decreased $11.8 million or 12.2% while International sales increased $11.3 million or 18.4%. However, on a currency neutral basis, International Sales have increased by 38.9% for the nine months ending March 31, 2021 compared to the same nine months a year earlier. This is primarily due to a much weaker Brazilian currency, where sales measured in local currency have increased by 69.0% in the nine month period ending March 31, 2021 compared to the year prior.
Gross Margin
Gross margin increased $3.3 million or 22.3% for the three months, and $0.1 million for the nine months ending on March 31, 2021 as compared to the year prior. Total gross margin as a percentage of sales improved by 3.3 percentage points, from 29.7% to 33.0% for the three month period ending March 31, 2021 compared to March 31, 2020. The quarter on quarter improvement is a result of lower production overheads and capacity achieved as a result of our restructuring program, and higher plant utilization due to higher production levels. For the nine month comparative period ending March 31, 2021, total gross margin as percent of sales improved by 0.2 percentage points from 32.2% to 32.4%. The restructuring benefits of reducing production capacity and costs were starting to be realized beginning in the quarter ending March 31, 2021.
For the three months ending March 31, 2021, North American gross margin measured as a percent of Net Sales improved by 3.60 percentage points from 26.4% to 30.0%, compared to the three month period ending March 31, 2020, on a similar level of Net Sales for the quarter. International gross margin improved by 0.5 percentage points from 37.0% at the end of the three month period ending March 31, 2020 to 37.5% for the three month period ending March 31, 2021.
For the nine month period ending March 31, 2021, North American gross margin measured as a percent of Net Sales declined from 29.2% to 28.6% due to lower plant utilization on much lower production volumes, when compared to the nine month period ending March 31, 2020. International gross margin measured the same way declined from 36.9% to 36.8% from March 31, 2020 to March 31, 2021 respectively.
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.3 million or 8.6% during the quarter ended March 31, 2021 compared to 2020. The Company continues to align our cost structure to demand with a reduction in selling, general and administrative headcount of 122 when comparing these two quarters.

Selling, general and administrative expenses decreased $5.8 million or 12.3% during the nine months ended March 31, 2021 compared to 2020. Corporate expenses are up $0.5 million or 9.6% while the rest of selling, general and administrative costs are down 12.7%.

Income Taxes

For the three month period ended March 31, 2021, the Company recognized tax expense of $1.5 million on a profit before tax of $4.5 million or an effective tax rate of 33%. The tax rate for fiscal 2021 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. For the three month period ended March 31, 2020, the Company recognized tax expense of $(0.3) million on a profit before tax of $0.3 million or an effective tax rate of (100)%. The tax rate for fiscal 2020 was lower than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and the impact of permanent deductible and nondeductible items and research credits. The impact of these items on the tax rate is substantial based on the Company’s profit being $0.3 million in the third quarter of 2020.
For the nine month period ended March 31, 2021, the Company recognized a tax provision of $1.1 million on a profit before tax of $12.1 million or an effective tax rate of 9%. Before the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $4.1 million or 34% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses. For the nine month period ended March 31, 2020. the Company recognized tax expense of $0.8 million on a profit before tax of $3.4 million or an effective tax rate of 24%. The tax rate for fiscal 2020 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%. .

Net Income
Net income for the quarter ended March 31, 2021 and 2020 was $3.0 million and $0.6 million respectively, an increase of $2.4 million. Net income for the nine months ended March 31, 2021 and 2020 increased to $11.0 million, up $8.3 million, a 315% increase over the $2.7 million in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	3/31/2021	3/31/2020

Cash provided by (used in) operating activities	$2,721	(3,861)
Cash provided by (used in) investing activities	317	(8,618)
Cash (used in) provided by financing activities	(5,329)	6,910
Effect of exchange rate changes on cash	80	202

Net (decrease) in cash	$(2,211)	$(5,367)

Net cash flows for the nine months ended March 31, 2021 provided a decrease in cash of $2.2 million compared to a decrease in cash of $5.4 million for the nine month period ending March 31, 2020. Cash provided by operations increased to $2.7 million due to improved operating performance and working capital management which was partially offset by investing $2.5 million on a cash basis in restructuring. Cash provided by investing activities increased to $0.3 million, largely as a result of $5.2 million proceeds from the sale of the Mount Airy, North Carolina facility in December 2020. This was offset with capital investment in our factories which were part of the fiscal 2021 restructuring program. With the building sale and improved operating cash flows, the Company was able to reduce its overall debt during the nine months ended March 31, 2021 by $5.4 million. As a result the Company's debt repayments were greater than proceeds from debt by $5.3 million.

Liquidity and Credit Arrangements

The Company believes it maintains sufficient liquidity and has the resources to fund its operations.  During fiscal 2021 the Company implemented a restructuring plan to address changes in its business as a result of the COVID-19 pandemic. This plan included reducing payroll, consolidation of certain operations and managing variable costs.

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

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from an annual interest rate of 2.25% plus LIBOR to 3.50% plus LIBOR, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value ("NOLV") of US Inventory plus 62.5% of total appraised US real estate values.

As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement. In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. Under this amendment, the Company also agreed to apply all proceeds from the sale of US real estate assets, except the Mt. Airy, North Carolina facility, against the principle balance of the term loan and line of credit. The Company agreed to apply the lesser of 50% or $2 million of the net proceeds from the sale of that facility against the principal balance of the Term Loan. Upon closing of the transaction during the quarter ending December 31, 2020, $2 million was applied against the principal balance of the Term Loan. The Agreement will revert to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter. The Company expects to be in compliance with the covenants over the next twelve months.

The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ending March 31, 2021 and 2020 was 2.2% and 3.5% respectively.
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
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2021, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 1, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and the stockholders’ equity of the Company was less than $50 million. On March 4, 2021 the NYSE notified the Company that L.S. Starrett is now considered a company back in compliance in relation to the NYSE's quantitative continued listing standards. This decision comes as a result of the Company’s achievement of compliance with the NYSE’s minimum market capitalization and shareholders’ equity requirements over the past two quarters.
However, in accordance with the NYSE’s Listed Company Manual, the Company will be subject to a 12-month follow-up period within which the Company will be reviewed to ensure that the Company does not once again fall below any of the NYSE’s continued listing standards. If within 12 months of this letter the Company is again determined to be below any of the continued listing standards, the NYSE will gain an understanding of the reason(s) for falling below such standards, which may include a re-evaluation of the Company’s originally reviewed method of financial recovery. The NYSE will then take the appropriate action, which, depending on circumstances, may include truncating the compliance procedures described in the NYSE Listed Company Manual or beginning the initiation of NYSE trading suspension procedures. The Company will, of course, be subject to the NYSE’s normal continued listing monitoring.
As the Company is now back in compliance, the (“.BC”) indicator will no longer be transmitted beginning with the opening of trading on March 5, 2021. Additionally, the Company will no longer be noted as being below continued listing standards on the NYSE’s web site (www.nyse.com).
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.

The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. On October 7, 2020 our information technology ("IT") systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We do not believe we experienced any material losses related to the ransom ware attack and although we continually attempt to improve upon our security we consider that one attack resolved.

These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed by third parties, could have vulnerabilities, which could go unnoticed for a period of time. The possible failure of the Company's information systems to perform as designed or its failure to implement and operate them effectively could disrupt the Company's business or subject it to liability and thereby harm its profitability. While the Company continues to enhance the applications contained in the Enterprise Resource Planning (ERP) system as well as improvements to other operating systems, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third party service providers to implement, will be sufficient to protect our systems, information or other property.

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

THE L. S. STARRETT COMPANY (Registrant)

Date	May 7, 2021	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 7, 2021	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)