Form 10-K
period 2021-06-30
STARRETT L S CO
filed 2021-09-02
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 1-367
______________________________________________________
THE L.S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)
______________________________________________________
Massachusetts
(State or other jurisdiction of
incorporation or organization)
121 Crescent Street, Athol, Massachusetts
(Address of principal executive offices)
04-1866480
(I.R.S. Employer
Identification No.)
01331
(Zip Code)
Registrant’s telephone number, including area code 978-249-3551
______________________________________________________
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
Non-Accelerated Filer ☐    Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant had 6,448,814 and 655,854 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2020. On December 31, 2020, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $26,731,773.
There were 6,484,295 and 623,457 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 13, 2021.
The exhibit index is located on pages 65-67.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2021. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021
All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I
Item 1 - Business
General
Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. The Company has a long history of global manufacturing experience and currently operates three major global manufacturing plants. The global manufacturing plants consist of the one domestic location in Athol, Massachusetts (1880) and the international operations located in Itu, Brazil (1956), and Suzhou, China (1997). The Company consolidated Jedburgh; Scotland and Mt. Airy, NC saw manufacturing operations into Brazil in fiscal year 2021. This strategic restructuring continues to improve manufacturing utilization and creates a global scale saw business. All subsidiaries principally serve the global manufacturing industrial base with concentration in the metalworking, construction, machinery, equipment, aerospace and automotive markets.
The Company offers its broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical, vision, laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock. The Company primarily distributes its precision hand tools, saw and construction products through distributors or resellers both domestically and internationally. Starrett® is brand recognized around the world for precision, quality and innovation.
In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2021 (fiscal 2021), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.
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
For over 140 years, the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height gages, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact gaging such as vision, optical and laser measurement systems. The Company believes advanced, non-contact systems with easy-to use software will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry.
Notwithstanding the pandemic the Company introduced approximately 200 new Electronic Precision Measuring Tools and a new Wireless Data collection instruments this fiscal year. This investment was to support the Company’s strategic intent to provide measurement applications compatible with Industry 4.0. This major upgrade to ninety-five percent of the electronic micrometer offerings provided new features such as water & dust resistance, larger LCD displays, longer battery life, more tactile button feel, ergonomic frame design for comfort of use and wireless connectivity. This investments converted popular legacy mechanical measuring tools to electronic digital displays that broadened Starrett’s Industry 4.0 measuring tool portfolio.
In addition, The Company introduced DataSure 4.0 Wireless Data Collecting System. This system is used to collect and transmit measured data for production and quality control areas. This system operates on the latest wireless networking technology that uses short-wave radio frequencies providing unprecedented range and data security which includes multi-layer encryption protection. These new wireless tools allow data to be sent with the push of a button, are water and dust resistance, and include rechargeable batteries.
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
Over the last few years, the Company has launched new products, such as abrasive cut-off wheels and butcher knives, in order to become more product diverse and to invest in new distribution channels and industries such as the food industry. The Company was able to move into this channel with, in addition to meat and fish cutting blades, a variety of products such as butter knives, skinner and slicer blades, bandsaw machines and related products. The Company has also invested in new channels taking its traditional products such as Bi-metal bandsaws and its Power Tool Accessories product lines into welding and e-Commerce channels.
Personnel
At June 30, 2021, the Company had 1,436 employees, with approximately 50% in North America and 50% in International operations. This represents a net decrease from June 30, 2020 of 49 employees, consistent with the restructuring plan. The headcount change included an decrease of 11 in North American operations and a decrease of 38 internationally.
The Company's Brazilian operation has a form of collective bargaining among the workers trade union and the manufacturers association that is organized in Brazil by industrial sectors. Brazil has approximately 300 direct labor and another 100 in selling, general and administration. In general, the Company considers relations with its employees to be excellent. Domestic employees hold shares of Company stock resulting from various stock purchase plans and employee stock ownership plans. The Company believes that this dual role of owner-employee has strengthened employee morale over the years.
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
The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2021, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China. Certain large customers also offer their own private labels “own brand” that compete with Starrett branded products. These products are often sourced directly from low cost countries.
Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance applications.
Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Scotland, Canada, Australia, New Zealand, Mexico, and Singapore are engaged in distribution of the Company’s products. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 “Financial Information by Segment & Geographic Area” to the Company’s Consolidated Financial Statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog to fulfillment for the Company is shorter than many industries. As of June 30, 2021, backlog in our U.S. Precision Tools and Saws Manufacturing “Core U.S.” business were approximately $8.5 million or $4.8 million greater than June 30, 2020. Total Company inventories amounted to $60.6 million at June 30, 2021 and $53.0 million at June 30, 2020.
Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. The Company has, for many years, maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2021, 2020, and 2019 were approximately $3.0 million, $3.8 million, and $3.7 million, respectively.
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

Strategic Activities

Globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, resulting in the Company revising its strategy to fit this highly competitive business environment. The Company continuously evaluates most aspects of its business, aiming for new ideas to set itself apart from its competition.
The Company’s strategic concentration is to continue building a global brand and providing unique customer value propositions through technically supported application solutions for our customers. The Company’s job is to recommend and produce the best suited standard product or to design and build custom solutions. The combination of the right tool for the job with value added service maintains the Company’s competitive advantage. The Company continues its focus on lean manufacturing, plant consolidations, global sourcing, new software and hardware technologies, and improved logistics to optimize its value chain.
The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international sales revenues totaling 49% of consolidated sales for fiscal 2021.

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
Item 1A – Risk Factors
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K and the Company’s 2021 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the following risk factors:
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
The (COVID-19) pandemic continues and could have a material adverse effect on our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The pandemic has had a material adverse impact on our business and financial performance. The extent of the impact of the on-going pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.
We continue to monitor government mandates and recommendations, and attempt to protect the health and safety of our employees, consumers and communities that has negatively impacted our business, including following state guidelines for social distancing such as, but not limited to, modifying shift schedules, supporting office-base employees working remotely, educating employees and making accommodations related to personal and workplace hygiene, mandating the wearing of masks, daily monitoring of employee’s temperature and regularly communicating accordingly. To immediately address the immediate financial crisis management implemented plans globally in an effort to control variable cost and to preserve cash. These actions included, but are not limited to, wage and salary reductions, furloughs, reduced work weeks and layoffs.
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
The Company’s U.S. defined benefit pension plan is underfunded primarily due to lower discount rates which increase the Company’s liability. The Company made contributions of $6.9 million in fiscal 2021, and $6.8 million in fiscal 2020 and will be required to make additional contributions in fiscal 2022 of $6.0 million for the U.S. defined benefit pension plan. The Company’s United Kingdom pension plan, which is also underfunded, required Company contributions of $1.0 million and $0.9 million during fiscal 2021 and 2020, respectively. The Company expects to make a $1.0 million contribution to its United Kingdom pension plan in fiscal 2022.
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
Our ability to raise additional capital to fund our operations and growth may be limited.
Possible failure in the future to obtain necessary capital or enter into new or replacement financing arrangements could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of June 30, 2021, the Company's total indebtedness was $22.0 million as compared to indebtedness of $30.9 million as of June 30, 2020. As previously disclosed by Company in the June 30, 2020 Form 10-K, as a result of a decrease in sales related to the COVID-19 epidemic, the Company anticipated potential non-compliance with its fixed charge coverage ratio for the year ended June 30, 2020 under its Loan and Security Agreement by and among the Company and its U.S. operating companies and TD Bank, N.A. (“TD Bank”). On June 25, 2020, the Company and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement. The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2020. In addition, the Amendment and Restatement clarifies that certain non-cash adjustments to the definition of EBITDA are permitted under the Loan Agreement, as amended. Additionally, the Amendment and Restatement increases the permitted borrowings from a foreign bank from $5.0 million to $15.0 million and permits the Company to draw the remainder of the outstanding balance under the Loan Agreement, which was approximately $7.2 million as of June 30, 2020 and $15.1 million as of June 30, 2021. The “First Amendment” to this loan agreement was executed on September 17, 2020, which included, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. (See note 13 Debt for more details).
Financing, including the costs of such financing, may be dependent on numerous factors, including (but not limited to) :

•general economic and capital market conditions, including the then-prevailing interest rate environment;
•credit availability from banks and other financial institutions willing to lend;
•investor confidence in us and our ability to grow the business;
•our financial performance, especially our cash flow and profitability from operations or lack thereof;
•our level of any of our indebtedness and our compliance with covenants in debt agreements for such financing;
•attaining and maintenance of acceptable credit ratings or credit quality; and
•provisions of tax and securities laws that may impact raising capital.
We may not be successful in obtaining financing for a variety of business and market reasons. Our failure to obtain necessary capital or enter into new or replacement financing arrangements may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.
The efficient operation of the Company's business is dependent on its information systems, including its ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, the Company must protect the confidentiality of data of its business, employees, customers and other third parties. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. On October 7, 2020 our information technology ("IT") systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We do not believe we experienced any material losses related to the ransomware attack and although we continually attempt to improve upon our security we consider that one attack resolved.
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
Changes in government monetary or fiscal policies may negatively impact our results.
Most countries where our products are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. Interest rate changes affect overall economic growth, which could affect sales of our products. Interest rate changes may also impact our customers’ ability to finance machine purchases and the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. Increases in interest rates could negatively impact sales and create supply chain inefficiencies.
Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively impact the customers and markets we serve or our suppliers, create supply chain inefficiencies and could adversely impact our business.
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
The markets for our products are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•hire, retain and expand our pool of qualified engineering and technical personnel;
•maintain technological leadership in our industry;
•successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and

•successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner

We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or non-competitive. We may have to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish new facilities, we may not be able to maintain or develop our engineering, technological and manufacturing expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain engineering, technological and manufacturing expertise may have a material adverse effect on our business.
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
During the fiscal year 2021, revenue from sales outside of the United States was $107.9 million, representing approximately 49% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, changes in governmental monetary and fiscal policies, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a significant impact on our business.
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
Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:
•changes in duties, taxes, tariffs and other charges on imports;
•limitations on the quantity of goods which may be imported into the United States from a particular country;
•requirements as to where products and/or inputs are manufactured or sourced;
•creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;
•currency fluctuations;
•limitations on foreign owned businesses; or

•government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.
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
Failure to comply with exchange listing requirements, rules and regulations could negatively affect our Company's listing on the New York Stock Exchange.
On October 1, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and the stockholders’ equity of the Company was less than $50 million. On March 4, 2021 the NYSE notified the Company that L.S. Starrett is back in compliance in relation to the NYSE's quantitative continued listing standards. This decision comes as a result of the Company’s achievement of compliance with the NYSE’s minimum market capitalization and shareholders’ equity requirements during fiscal 2021.
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
The Company completed a sale and partial leaseback of the Mount Airy, North Carolina facility in December 2020. The Company sold three buildings amounting to 313,000 square feet and entered into an operating lease for 66,000 square feet for on-going operations.
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
Item 4 – Mine Safety Disclosures

Not applicable.

PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. On June 30, 2021, there were approximately 1,048 registered holders of Class A common stock and approximately 854 registered holders of Class B common stock. In the fourth quarter of fiscal 2021, there were zero Class A shares and 2,983 Class B shares repurchased.

Quarter Ended	High	Low
September 2019	6.90	5.25
December 2019	6.03	5.23
March 2020	6.03	3.03
June 2020	4.09	3.02
September 2020	3.56	2.95
December 2020	4.34	2.55
March 2021	7.25	4.21
June 2021	9.90	5.96
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

	Base	FY17	FY18	FY19	FY20	FY21

The L.S. Starrett Company	$100.00	$75.20	$57.30	$59.30	$30.40	$83.60
Russell 2000	$100.00	$124.60	$146.49	$141.64	$132.26	$214.29
Peer Group	$100.00	$127.79	$142.22	$145.41	$160.48	$231.30

Item 6 - Selected Financial Data
The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2021	2020	2019	2018	2017
Net sales	$219,644	$201,451	$228,022	$216,328	$207,023
Net earnings (loss)	15,533	(21,839)	6,079	(3,633)	991
Basic earnings (loss) per share	2.20	(3.14)	0.87	(0.52)	0.14
Diluted earnings (loss) per share	2.11	(3.14)	0.87	(0.52)	0.14
Long-term debt	6,010	26,341	17,541	17,307	6,095
Total assets	184,486	172,683	190,087	182,286	192,665
Dividends per share	0.00	0.00	0.00	0.20	0.40

Items 7 and 7A- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS
Use of Non- U.S. GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this annual report on Form 10-K, we discuss non-U.S. GAAP financial measures related to currency-neutral sales revenues, as well as adjusted operating income to adjust for restructuring costs, gain on the sale of assets, or the impairment of intangibles that are reflected in one period but not the other, in order to show comparative operational performance.

We present these non-U.S. GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non-U.S. GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). $ We include a reconciliation of adjusted operating income to its comparable U.S. GAAP financial measures.

References to currency-neutral revenues and adjusted operating income should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-U.S GAAP financial measures used by other companies. In evaluating these non-U.S. GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-U.S. GAAP financial measures should not be construed to imply that its future results will be unaffected by any such adjustments. Non-U.S. GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Please see Note 17 regarding segment results of operations. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 17. These tables below are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling U.S. GAAP operating income and adjusted operating income.

The following tables represent key results of operations on a consolidated basis for the periods indicated:

		Comparison to Fiscal Year 2020			Comparison to Fiscal Year 2019
	Fiscal Year	Fiscal Year	Favorable (unfavorable)		Fiscal Year	Favorable (unfavorable)
(Amounts in Thousands)	6/30/2021	6/30/2020	$ Change	% Change	6/30/2019	$ Change	% Change
Net sales	$219,644	$201,451	$18,193	9.0%	228,022	(8,378)	(3.7)%
Gross margin	73,342	62,210	11,132	17.9%	74,941	(1,599)	(2.1)%
% of net sales	33.4%	30.9%			32.9%
Selling, general, and administrative expenses	56,316	59,437	3,121	5.3%	63,720	7,404	11.6%
% of net sales	25.6%	29.5%			27.9%
Restructuring charges	3,664	1,580	(2,084)	(131.9)%	—	(3,664)	(100.0)%
Goodwill and intangible impairment	—	6,496	6,496	100.0%	—	+0	—%
Gain on sale of building	(3,204)	—	3,204	100.0%	—	3,204	100.0%
Operating income	16,566	(5,303)	21,869	412.4%	11,221	5,345	47.6%
% of net sales	7.5%	(2.6)%			4.9%
Other Income (expense)	860	(14,694)	15,554	105.9%	(1,611)	2,471	(153.4)%
Net earnings (loss)	17,426	(19,997)	37,423	187.1%	9,610	7,816	81.3%
Income tax expense	1,893	1,842	(51)	(2.8)%	3,531	1,638	46.4%
Net earnings (loss)	$15,533	$(21,839)	$37,372	171.1%	$6,079	$9,454	155.5%

US GAAP to NON-U.S. GAAP Reconciliation		Comparison to Fiscal 2020			Comparison to Fiscal 2019
	Fiscal Year	Fiscal Year	Favorable (unfavorable)		Fiscal Year	Favorable (unfavorable)
(Amounts in Thousands)	6/30/2021	6/30/2020	$ Change	% Change	6/30/2019	$ Change	% Change
Operating income, as reported	$16,566	$(5,303)	$21,869	412.4%	$11,221	$5,345	47.6%
Restructuring charges	3,664	1,580	2,084	131.9%	—	3,664	100.0%
Goodwill and intangibles impairment	—	6,496	(6,496)	(100.0)%	—	—	—%
Gain on sale of building	(3,204)	—	(3,204)	100.0%	—	(3,204)	(100.0)%
Adjusted operating income	$17,026	$2,773	$14,253	514.0%	$11,221	$5,805	51.7%
% of net sales	7.8%	1.4%		+640 bps	4.9%		+290 bps

US GAAP to NON-U.S. GAAP Reconciliation by Reporting Segment
	Fiscal Year 2021				Fiscal Year 2020				Fiscal Year 2019
(Amounts in Thousands)	North America	Inter-national	Corp	Total	North America	Inter-national	Corp	Total	North America	Inter-national	Corp	Total
Net Sales	$119,619	$100,025	$—	$219,644	$121,834	$79,617		$201,451	$136,387	$91,635		$228,022
Operating income, as reported	13,144	10,821	(7,399)	16,566	(2,055)	3,842	(7,090)	(5,303)	9,468	8,043	(6,290)	11,221
Restructuring charges	1,059	2,605	—	3,664	341	1,239	—	1,580	—	—	—	—
Goodwill and intangibles impairment	—	—	—	—	6,496	—	—	6,496	—	—	—	—
Gain on sale of building	(3,204)	—	—	(3,204)	—	—	—	—	—	—	—	—
Adjusted operating income	$10,999	$13,426	$(7,399)	$17,026	$4,782	$5,081	$(7,090)	$2,773	$9,468	$8,043	$(6,290)	$11,221
% of net sales	9.2%	13.4%		7.8%	3.9%	6.4%		1.4%	6.9%	8.8%		4.9%

NON-U.S. GAAP Measure Reconciliation: FY21 "Currency Neutral" Net Sales

	Fiscal Year ending	Comparison to Fiscal Year 2020			Fiscal Year ending	Comparison to Fiscal Year 2019
(Amounts in Thousands)	6/30/2021	6/30/2020	$ Change	% Change	6/30/2021	6/30/2019	$ Change	% Change
Total Net Sales, as reported	$219,644	$201,451	$18,193	9.0%	$219,644	$228,022	$(8,378)	(3.7)%
Currency Neutralizing Adjustment*	11,361	—	11,361	5.6%	24,695	—	24,695	10.8%
TOTAL FY21 Currency Neutral Net Sales	$231,005	$201,451	$29,554	14.7%	$244,339	$228,022	$16,317	7.2%
North America Net Sales, as reported	119,619	121,834	-2,215	(1.8)%	119,619	136,387	(16,768)	(12.3)%
Currency Neutralizing Adjustment*	(174)	—	-174	(0.1)%	67	—	+67	—
FY21 Currency Neutral North America Net Sales	119,445	121,834	(2,389)	(2.0)%	119,686	136,387	(16,701)	(12.2)%
International Net Sales, as reported	100,025	79,617	20,408	25.6%	100,025	91,635	8,390	9.2%
Currency Neutralizing Adjustment*	11,535	—	11,535	14.5%	24,628	—	24,628	26.9%
FY21 Currency Neutral International Net Sales	$111,560	$79,617	$31,943	40.1%	$124,653	$91,635	$33,018	36.0%
*"Currency Neutralizing Adjustment" = Change when converting FY21 sales in non USD functional currencies at the same exchange rates used in the comparison period
COVID-19 pandemic
The Covid-19 Pandemic has had a substantial impact on the Company's global sales over the past two fiscal years. This impact was felt beginning in January 2020 in our operation in Suzhou, China and then intensified in March 2020 by affecting our global markets. We initiated several restructuring activities designed to consolidate manufacturing capacity and reduce selling, general and administrative expenses globally, which included the sale of our facility in Mt. Airy, North Carolina. These restructuring activities commenced in the second quarter of fiscal 2020, continued throughout and completed in fiscal 2021.
As we closed fiscal 2021, order intake and sales volume across our offerings were equal to or exceeding pre-pandemic levels. Sales began to increase in the first half of fiscal 2021 particularly in Brazil and in our Tru-Stone subsidiary, reflective of the strength of the sectors in which they participate. Brazil experienced strong growth in the Consumer DIY and Food sectors, and Tru-Stone benefited from increasingly high demand in equipment for the high end chip making industry . Order intake and sales volume in other areas of the North American Industrial and Metrology businesses remained very low in the first half of fiscal 2021, and only began to show signs of recovery late in the third quarter.
With the increased sales volume, reduced cost, and planned production utilization improvement throughout fiscal 2021, our financial performance continued to improve, and was especially strong during the fourth quarter. In fiscal 2021, we had a 7.8% operating income as a percentage of sales as compared to an operating loss in fiscal 2020 and operating income of 4.9% in fiscal 2019. As shown in the above table, management also looks at the non-GAAP reconciliation, adjusting out restructuring, impairment and the gain on facility sales. The non-GAAP adjusted operating income was 7.8%, the same as U.S. GAAP because the facility gain and restructuring expense essentially offset. This was a 640 basis point increase over fiscal 2020 and a 290 basis point increase over 2019, even though fiscal 2019 had $8.4 million more in annual sales.
Fiscal 2021 Compared to Fiscal 2020 and Fiscal 2019
The Company recognizes the more standard presentation is to first compare fiscal 2021 with fiscal 2020 and separately compare fiscal 2020 with fiscal 2019, as we have in previous fiscal years. As a smaller reporting company this discussion covers the two-year period required and uses a presentation we believe will allow the reader to view performance from management's perspective, given that fiscal 2019 was the last year prior to fiscal 2020, the first fiscal year which was materially impacted by the COVID-19 pandemic.
Overview
Sales for the first half of fiscal 2021 were 4.9% below the first half of fiscal 2020 at $103.5 million, largely due to the pandemic. This trend began to change in the second quarter of fiscal 2021, as international sales, particularly in Brazil, began to strengthen. The March quarter sales of $54.9 million and the June quarter sales of $61.2 of fiscal 2021 (cumulatively $116.1 million) compares favorably to the $50.0 in the March quarter and $42.5 million in the June quarter of fiscal year 2020 (cumulatively $92.5 million), emphasizing the continuous steady sales recovery throughout fiscal 2021.

Overall, fiscal 2021 sales were $219.6 million and fiscal 2020 sales were $201.5 million, an increase of $18.2 million, or 9.0%. On a foreign currency neutral basis, sales in the fiscal year ending June 30, 2021 increased by $29.5 million, or 14.7% from fiscal 2020, reflecting the weakening of the Brazilian currency versus the U.S. Dollar during the comparative periods. In comparison to fiscal 2019, the full year prior to the pandemic, reported sales in fiscal 2021 were 3.7%, or $8.4 million lower than the $228.0 million of reported sales in fiscal 2019. However, on a foreign currency neutral basis, fiscal 2021 sales exceeded fiscal 2019 by 7.2%. This is due to the higher mix of Brazil sales in fiscal 2021, as sales in Brazil recovered before North American sales, and a 39.3% weakening of the Brazilian currency from fiscal 2019 through fiscal 2021.
Gross margins increased $11.1 million in fiscal 2021, or 17.9% from $62.2 million in fiscal 2020 to $73.3 million. As a percent of sales, gross margins increased from 30.9% in fiscal 2020 to 33.4% in fiscal 2021. The increase in gross margin is the result of both the increase in sales of $18.2 million and the favorable impact of restructuring activities completed throughout the last six quarters as shown through improved plant utilization and higher gross margin as a percentage of sales. When comparing fiscal 2021 to fiscal 2019, gross margin decreased by $1.7 million, but as a percentage of sales, increased from 32.9% in fiscal 2019 to 33.4% in fiscal 2021.
Selling, general and administrative expenses decreased by $3.1 million from $59.4 million in fiscal 2020 to $56.3 million in fiscal 2021, or 5.3%. Several austerity measures began in Q3 of fiscal 2020, restructuring began in Q4 of fiscal 2020, and plant consolidations were carried on throughout the last three quarters of fiscal 2021. The reductions were partially offset by increases in some variable selling costs in International locations which experienced substantial sales growth in fiscal 2021. Compared to fiscal 2019, selling, general and administrative expenses were $7.4 million, or 11.7% lower in fiscal 2021.
In the quarter ending June 30, 2020 we recorded a restructuring charge related to headcount reductions and saw manufacturing consolidation in response to conditions presented by the COVID-19 pandemic.  The Company recorded a $1.6 million restructuring charge, of which $1.1 million remained accrued at June 30, 2020.  During fiscal year 2021, as we completed the restructuring plans, an additional $3.7 million of restructuring charges were recorded as costs were incurred. There were no restructuring charges recorded in fiscal 2019.
As shown, above, in the U.S. GAAP to non-GAAP reconciliation, non-GAAP operating income in fiscal 2021 was $17.0 million, an increase of $14.4 million over the prior year excluding adjustments related to restructuring of $3.7 million, and the gain on the sale of the building of $3.2 million. This compares to a non-GAAP operating income of $2.8 million in fiscal 2020 exclusive of adjustments related to goodwill and intangibles impairment of a combined $6.5 million and restructuring of $1.6 million. Compared to fiscal 2019, which had no adjustments, fiscal 2021 non-GAAP operating income as adjusted above increased by $5.8 million, or 51.7% from an operating income of $11.2 million in fiscal 2019.
Net Sales
Net sales in North America decreased by $2.2 million or 1.8% from $121.8 million in fiscal 2020 to $119.6 million in fiscal 2021. North American sales only began to rebound in the fourth quarter of fiscal 2021. International sales increased $20.4 million or 25.6% from $79.6 million in fiscal 2020 to $100.0 million in fiscal 2021 driven primarily by Brazil. When adjusting for foreign exchange, the increase in International sales is even more pronounced, at 40.6%, primarily due to Brazil, which benefited from strong demand in the Consumer DIY and Food sectors.
When comparing to fiscal 2019, net sales in North America decreased from $136.4 million in fiscal 2019 to $119.6 million in fiscal 2021, a decrease of 12.3%. International sales increased to $100.0 million in fiscal 2021, from $91.6 million in fiscal 2019, or by 9.2%. On a currency-neutral basis, fiscal 2021 International sales increased 36.0% from fiscal 2019, reflecting a significant increase in sales in Brazil beginning in the second quarter of fiscal 2021, and a 39.3% devaluation of the Brazilian Real relative to the U.S. Dollar during the two comparative periods.
Gross Margin
Gross margin in fiscal 2021 increased $11.1 million or 17.9% to $73.3 million or 33.4% of sales compared to $62.2 million or 30.8% of sales in fiscal 2020. The increase in absolute and relative gross margin can be attributed to the increase in revenues and the restructuring activities completed over the last six quarters, in addition to a favorable LIFO adjustment of $2.2 million in North America in the fourth quarter of fiscal 2021.
North America gross margin increased $3.4 million or 10.5% to $36.0 million from $32.6 million, in fiscal 2020, or 30.1% and 26.8% of sales respectively This improvement is due to sales mix and restructuring activities, in addition to the LIFO adjustment mentioned above as a result of lower inventory levels in the U.S. Compared to fiscal 2019, North American gross margin in fiscal 2021 decreased by $4.7 million, or 11.6% to $36.0 from $40.7 million in fiscal 2019, or 29.9% and 30.1% of sales respectively. This is commensurate with the reduction in sales between the two comparative periods

International gross margins increased $7.7 million or 26% to $37.3 million from $29.6 million, in fiscal 2020 or 37.3% and 37.1% of sales respectively, commensurate with the increase in sales. Compared to fiscal 2019, International gross margins in fiscal 2021 increased $3.1 million or 9.1% to $37.3 from $34.2 million in fiscal 2019 or 37.3% and 37.3% of sales in fiscal 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including corporate expenses, decreased in fiscal year 2021 compared to the prior fiscal year by $3.1 million or 5.3% due to restructuring activities and austerity measures begun in the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic. North American selling, general and administrative expenses decreased $2.8 million, or 10.0% , from $27.9 million in fiscal 2020 to $25.0 million in fiscal 2021. International selling, general and administrative expenses decreased $0.6 million or 2.6% from $24.5 million in fiscal 2020 to $23.9 million in fiscal 2021. In the case of International selling, general and administrative expenses, restructuring and austerity measures were partially offset by increases in some variable selling expenses in line with the substantial increase in sales. Corporate expenses increased $0.2 million during the same period due to higher insurance and legal expenses.
When comparing to fiscal 2019, Selling, general, and administrative expenses declined $7.4 million or 11.6%, from $63.7 million in fiscal 2019 to $56.3 million in fiscal 2021. This is due to the impact of austerity measures and restructuring efforts begun in fiscal 2020 that continued into fiscal 2021. North American selling, general and administrative expenses declined $6.2 million or 19.9%, from $31.3 million in fiscal 2019 to $25.0 million in fiscal 2021. International selling, general and administrative expenses declined $2.2 million, or 8.7%, from $26.1 million in fiscal 2019 to $23.9 million in fiscal 2021.
Operating Income
Operating income was $16.6 million, a loss of $5.3 million and income of $11.2 million in fiscal years 2021, 2020 and 2019 respectively. In fiscal 2021 North American operating income was $13.1 million, an increase of $15.2 million compared to fiscal 2020 and an increase of $3.7 million over fiscal 2019. The North American operating loss was $2.1 million in fiscal 2020 and operating income in fiscal 2019 was $9.5 million. In International operations operating income in fiscal 2021 was $10.8 million an increase over fiscal 2020 of $7.0 million and an increase of $2.8 million from fiscal 2019. International operations had operating income in fiscal 2020 of $3.8 million and fiscal 2019 of $8.0 million.
Adjusted operating income in fiscal 2021 of $17.0 million, exclusive of restructuring charges of $3.7 million, and the gain on the sale of the building of $3.2 million, increased by $14.3 million, compared to an operating income of $2.8 million, exclusive of charges related to goodwill and intangibles impairment of a combined $6.5 million and restructuring of $1.6 million, in fiscal 2020.
North American adjusted operating income, exclusive of all adjustments related to restructuring, intangibles impairment and gain on the sale of the building increased by $6.2 million, or 130.0.% from $4.8 million, or 3.9% of sales in fiscal 2020 to $11.0 million, or 9.2% of sales in fiscal 2021. International operating income, exclusive of all adjustments related to restructuring, increased by $8.3 million, or 164.2%, from $5.1 million, or 6.4% of sales in fiscal 2020 to $13.4 million, or 13.4% of sales in fiscal 2021.
When comparing to fiscal 2019, adjusted operating income increased by $5.8 million or 51.7%, from $11.2 million or 4.9% of sales in fiscal 2019 to $17.0 million, exclusive of adjustments related to restructuring of $3.7 million, and the gain on the sale of the building of $3.2 million or 7.8% of sales.
North American adjusted operating income decreased $1.5 million, or 16.2% , from $9.5 million, or 6.9% of sales in fiscal 2019 to $11.0 million, or 9.2% of sales in fiscal 2021. International adjusted operating income increased by $5.4 million, or 66.9% from $8.0 million or 8.8% of sales in fiscal 2019, to $13.4 million or 13.4% of sales in fiscal 2021.
Other Income (Expense)
Other income in fiscal 2021 was $0.9 million, compared to other expense of $14.7 million and $1.6 million in fiscal years 2020 and 2019, respectively. The primary driver of the changes were the changes in the overall funding status of the Company's pension plans, see Note 12. The Company recorded a pension cost benefit of $0.7 million in fiscal 2021 and a cost of $16.8 million and $0.9 million in fiscal years 2020 and 2019, respectively. See Note 10 "Other Income and Expense” to the Company’s Consolidated Financial Statements for more details.
Income Taxes

Income taxes in fiscal 2021 were $1.9 million on pre-tax income of $17.4 million resulting in an effective tax rate of 10.9%. Included in the fiscal 2021 tax expense is a tax benefit of ($2.6) million relating to U.S. legislation enacted in the first quarter of fiscal 2021reducing the impact of GILTI retroactive to fiscal 2020 and 2019 and a tax benefit of $0.6 million relating to the impact of the increase in United Kingdom corporate tax rate on the net deferred tax asset. The rate was negatively impacted by the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.
Income taxes in fiscal 2020 were $1.8 million on pre-tax losses of ($20.0) million resulting in an effective tax rate of (9.2%). The effective tax rate was lower than the U.S. statutory rate due to the impact of the GILTI provisions and the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.The tax rate was negatively impacted by the write-off of a $1.6 million long-term receivable previously established for competent authority relief for historic transfer pricing adjustments which the Company has determined is no longer feasible to pursue and an increase in the valuation allowance of $2.1 million against foreign tax credits which the Company has determined are more likely than not to expire unutilized
Income taxes in fiscal 2019 were $3.5 million on pre-tax income of $9.6 million resulting in an effective tax rate of 36.7%. The effective tax rate was higher than the U.S. statutory rate due to the impact of the GILTI provisions and the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.

FINANCIAL INSTRUMENT MARKET RISK
Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.
The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does enter into long-term supply contracts with either fixed prices or quantities. The Company engages in an immaterial amount of hedging activity to minimize the impact of foreign currency fluctuations but has no forward currency contracts outstanding at June 30, 2021. Net foreign cash and cash equivalents are approximately $5.9 million as of June 30, 2021 and $7.0 million as of June 30, 2020.
A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments. A 10% increase in interest rates would not have a material impact on our borrowing costs. See Note 13 “Debt” to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $6.0 million.
LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30 ($000)
	2021	2020	2019
Cash provided by (used in) operating activities	4,568	(1,163)	8,397
Cash used in investing activities	(493)	(10,600)	(7,227)
Cash (used in) provided by financing activities	(9,013)	9,314	(225)
The Company had a working capital ratio of 2.3 as of June 30, 2021 and 3.7 as of June 30, 2020 as the improvement in sales and improved manufacturing utilization created higher accounts receivable of $5.9 million and higher inventory balances, net of the LIFO reserve, of $5.1 million, which were offset by increased accounts payable and accrued expenses. Cash, accounts receivable and inventories represented 88% and 92% of current assets fiscal 2021 and fiscal 2020, respectively. The Company had accounts receivable turnover of 6.2 in fiscal 2021 and 6.9 in fiscal 2020 and an inventory turnover ratio of 2.6 in both fiscal 2021 and in fiscal 2020.
Net cash provided by operations was $4.6 million in fiscal 2021. Cash provided by operations increased due to improved operating performance and working capital management which was partially offset by investing $4.7 million on a cash basis in restructuring.  Cash used in investing of $0.5 million included $4.6 million invested in property, plant and equipment and $1.3 million invested in software development, mostly offset by the proceeds from the sale of the Mt. Airy North Carolina facility of $5.2 million.  The Company also repaid $9.0 million in debt during fiscal 2021.
Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real.

Liquidity and Credit Arrangements
In addition to its cash and short-term investments, the Company has available a $25.0 million line of credit, of which, $0.8 million is reserved for letters of credit and $9.1 million was outstanding as of June 30, 2021.
We believe that existing cash and cash expected to be provided by future operating activities, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Company’s Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.
Judgments, assumptions, and estimates are used for, but not limited to, the allowance for doubtful accounts receivable ; inventory allowances; income tax reserves; long lived assets and goodwill impairment; as well as employee turnover, discount and return rates used to calculate pension obligations.
Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires management to exercise judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.
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
The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of June 30, 2021. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Cooperative advertising payments made to customers are included as advertising expense in selling, general and administrative expense in the Consolidated Statements of Operations.
Inventory Valuation:  The Company values inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out "LIFO" method for most U.S. inventories or the first-in, first-out "FIFO" method for all other inventories. The Company periodically writes down for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Write downs are based on our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increased write downs may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedules accordingly.
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
The Company files income tax returns in all jurisdictions in which we operate. A liability is recorded for uncertain tax positions taken or expected to be taken in income tax returns. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. A liability is recorded for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment. (See also Note 11 “Income Taxes” to the Consolidated Financial Statements.)
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
Under our current accounting method, both plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, excess gains and losses are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to market (MTM adjustment) accounting method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income. Immediate recognition in net periodic benefit cost could potentially increase the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal years 2021, 2020 and 2019 were $0.2 million, $16.9 million, and $0.3 million, respectively.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2022	2023- 2024	2025- 2026	Thereafter
Debt obligations	$22.0	$16.0	$3.2	$2.8	$—
Estimated interest on debt obligations	0.9	0.5	0.3	0.1	—
Operating lease obligations	5.1	2.0	2.0	1.0	0.1
Purchase obligations	15.9	14.5	1.1	0.3	—
Total	$43.9	$33.0	$6.6	$4.2	$0.1
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 2, 2021 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets

As described further in Note 11 to the consolidated financial statements, deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations. Valuation allowances are provided, based on the evaluation of both positive and negative evidence, to reduce the deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of deferred tax assets as a critical audit matter.
The principal considerations for our determination that the realizability of deferred tax assets is a critical audit matter are the length of time and the high level of estimation uncertainty associated with the Company’s forecast of future taxable income of U.S. operations.

Our audit procedures related to the realizability of the deferred tax assets included the following procedures, among others:
a.We evaluated management’s ability to forecast taxable income by assessing the historical accuracy of forecasts developed in prior years
b.We assessed the appropriateness of management’s assumptions and estimates within its future forecasts and compared forecasts to historical trends and current industry and economic trends
c.We involved tax professionals to evaluate relevant tax laws and regulations in assessing the appropriateness of management’s estimate of future sources of taxable income
d.We evaluated the design and tested the operating effectiveness of the key controls over the Company’s forecasting process, evaluation of the realizability of deferred tax assets and establishment of valuation allowances

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Boston, Massachusetts
September 2, 2021

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	6/30/2021	6/30/2020
ASSETS
Current assets:
Cash	$9,105	$13,458
Accounts receivable (less allowance for doubtful accounts of $665 and $736, respectively)	35,076	29,012
Inventories, net	60,572	52,987
Prepaid expenses and other current assets	14,467	8,641
Total current assets	119,220	104,098
Property, plant and equipment, net	35,992	37,090
Right of use assets	4,298	4,465
Deferred tax assets, net	19,073	21,018
Intangible assets, net	4,888	4,997
Goodwill	1,015	1,015
Total assets	$184,486	$172,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$15,959	$4,532
Current lease liability	1,650	1,905
Accounts payable	17,229	7,579
Accrued expenses	8,811	8,838
Accrued compensation	8,040	4,980
Total current liabilities	51,689	27,834
Other tax obligations	2,866	2,532
Long-term lease liability	2,734	2,655
Long-term debt, net of current portion	6,010	26,341
Postretirement benefit and pension obligations	37,652	67,338
Total liabilities	100,951	126,700

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,475,307 outstanding at June 30, 2021 and 6,308,205 outstanding at June 30, 2020)	6,475	6,308
Class B common stock $1 par (10,000,000 shares authorized; 633,505 outstanding at June 30, 2021 and 679680 outstanding at June 30, 2020 )	634	680
Additional paid-in capital	56,507	55,762
Retained earnings	74,181	58,648
Accumulated other comprehensive loss	(54,262)	(75,415)
Total stockholders’ equity	83,535	45,983
Total liabilities and stockholders’ equity	$184,486	$172,683
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)

	Years Ended
	6/30/2021	6/30/2020	6/30/2019
Net sales	$219,644	$201,451	$228,022
Cost of goods sold	146,302	139,241	153,081
Gross margin	73,342	62,210	74,941
% of net sales	33.4%	30.9%	32.9%

Selling, general and administrative expenses	56,316	59,437	63,720
Restructuring charges	3,664	1,580	—
Goodwill and intangibles impairment	—	6,496	—
Gain on sale of facility	(3,204)	—	—
Operating income (loss)	16,566	(5,303)	11,221

Other income (expense)	860	(14,694)	(1,611)

Earnings (loss) before income taxes	17,426	(19,997)	9,610
Income tax expense	1,893	1,842	3,531

Net earnings (loss)	$15,533	$(21,839)	$6,079

Basic earnings (loss) per share	$2.20	$(3.14)	$0.87
Diluted earnings (loss) per share	$2.11	$(3.14)	$0.87

Weighted average outstanding shares used in per share calculations:
Basic	7,070	6,949	6,957
Diluted	7,367	6,949	7,026
See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended
	6/30/2021	6/30/2020	6/30/2019
Net earnings (loss)	$15,533	$(21,839)	$6,079
Other comprehensive (loss) income:
Currency translation gain (loss), net of tax	5,828	(12,316)	(593)
Pension and postretirement plans, net of tax of $5,294, $ (962) and $(3,140), respectively	15,325	(3,818)	(9,488)

Other comprehensive income (loss)	21,153	(16,134)	(10,081)

Total comprehensive income (loss)	$36,686	$(37,973)	$(4,002)
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity
(in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Class A	Class B
Balance, July 1, 2018	$6,302	$720	$55,641	$74,368	$(49,160)	$87,871

Total comprehensive (loss) income	—	—	—	6,079	(10,081)	(4,002)
Transfer of historical translation adjustment	—	—	—	40	(40)	—
Repurchase of shares	(154)	(5)	(791)	—	—	(950)
Issuance of stock	—	15	66	—	—	81
Stock-based compensation	19	—	360	—	—	379
Conversion	40	(40)	—	—	—	—
Balance, June 30, 2019	6,207	690	55,276	80,487	(59,281)	83,379

Total comprehensive (loss) income	—	—	—	(21,839)	(16,134)	(37,973)
Repurchase of shares	—	(6)	(20)	—	—	(26)
Issuance of stock	—	21	52	—	—	73
Stock-based compensation	76	—	454	—	—	530
Conversion	25	(25)	—	—	—	—
Balance, June 30, 2020	6,308	680	55,762	58,648	(75,415)	45,983

Total comprehensive income	—	—	—	15,533	21,153	36,686
Repurchase of shares	—	(6)	(26)	—	—	(32)
Issuance of stock	—	16	59	—	—	75
Stock-based compensation	111	—	712	—	—	823
Conversion	56	(56)	—	—	—	—
Balance, June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535

Cumulative balance:
Currency translation loss, net of taxes					$(56,046)
Pension and postretirement plans, net of taxes					1,784
					$(54,262)
See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	6/30/2021	6/30/2020	6/30/2019
Cash flows from operating activities:
Net earnings (loss)	$15,533	$(21,839)	$6,079
Non cash operating activities:
Gain on sale of real estate	(3,204)	—	—
Depreciation	5,059	5,206	5,047
Amortization	1,233	1,990	2,291
Goodwill and intangibles impairment	—	6,496	—
Stock-based compensation	823	530	379
Net long-term tax obligations	127	1,881	(20)
Deferred taxes	(3,003)	(1,802)	1,202
Postretirement benefit and pension obligations	(589)	16,823	1,000
Working capital changes:
Accounts receivable	(3,009)	2,284	(3,210)
Inventories	(3,694)	1,603	(4,204)
Other current assets	(4,930)	(3,071)	610
Other current liabilities	8,517	(3,369)	4,463
Prepaid pension expense	(8,186)	(8,035)	(5,766)
Other	(109)	140	526
Net cash provided (used in) by operating activities	4,568	(1,163)	8,397

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,583)	(9,277)	(5,765)
Software development	(1,124)	(1,323)	(1,462)
Proceeds from sale of real estate	5,214	—	—
Net cash (used in) investing activities	(493)	(10,600)	(7,227)

Cash flows from financing activities:
Proceeds from borrowings	44,751	14,850	4,300
Debt repayments	(53,807)	(5,583)	(3,656)
Proceeds from common stock issued	75	73	81
Repurchase of shares	(32)	(26)	(950)
Net cash (used in) provided by financing activities	(9,013)	9,314	(225)
Effect of translation rate changes on cash	585	325	(190)
Net increase (decrease) in cash	(4,353)	(2,124)	755
Cash beginning of year	13,458	15,582	14,827
Cash end of year	$9,105	$13,458	$15,582
Supplemental cash flow information:
Interest paid	$889	$953	$884
Taxes paid	4,979	1,994	2,262
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements
June 30, 2021 and 2020
1. DESCRIPTION OF BUSINESS
The L. S. Starrett Company (the “Company”) is incorporated in the Commonwealth of Massachusetts and is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The Company’s manufacturing operations are primarily in North America, Brazil, and China. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, farm, "do-it-yourselfers" and tradesmen such as builders, carpenters, plumbers and electricians.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders’ equity include all adjustments, in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.
Principles of consolidation: The consolidated financial statements include the accounts of The L. S. Starrett Company and its subsidiaries, all of which are wholly-owned. All intercompany items have been eliminated in consolidation.
The Company plans to permanently reinvest cash held in foreign subsidiaries. Cash held in foreign subsidiaries is generally not available for use in the U.S. without the likely U.S. federal and state income and withholding tax consequences.
Financial instruments and derivatives: The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of cash and accounts receivable approximates fair value because of the short-term nature of these instruments. The carrying value of debt, which is at current market interest rates, also approximates its fair value. The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The notional amounts of contracts outstanding as of both June 30, 2021 and June 30, 2020 were zero.
Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense (income) for bad debts amounted to $0.1 million, $0.2 million, and $(0.1) million in fiscal 2021, 2020 and 2019, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.
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
Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. The construction in progress balances in buildings, building improvements and machinery and equipment at June 30, 2021 and June 30, 2020 were $1.5 million and $0.6 million, respectively. Repairs and maintenance of equipment are expensed as incurred.
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
Although currently the Company’s Finance Leases are considered de minimis, leases are capitalized under the criteria set forth in Accounting Standards Codification (ASC) 842, “Leases”.

Intangible assets: Identifiable intangibles are recorded at cost and are amortized on a straight-line basis over a 5-20 years period. The estimated useful lives of the intangible assets subject to amortization are: 14-20 years for trademarks and trade names, 5-10 years for completed technology, 8 years for non-compete agreements, 8-16 years for customer relationships and 5 years for software development.
Revenue recognition: On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, the Company elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. .
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. Any of the Company’s revenue not recognized under the point in time approach for the year ended June 30, 2021, was determined to be immaterial. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery.
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
With the adoption of ASC Topic 606, the Company reclassified certain amounts related to variable consideration. Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, the Company presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations. As a result, the balance sheet presentation was adjusted beginning in fiscal 2020. As of June 30, 2021, and 2020, the balances of the return asset were $0.2 million and $0.1 million and the balance of the refund liability were $0.1 million both fiscal years, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheet.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.6 million and $0.4 million at June 30, 2021 and 2020, respectively.
Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs of $0.1 million in fiscal years 2021 and 2020 , which are deferred until mailed. Advertising costs were expensed as follows: $3.2 million in fiscal 2021, $3.6 million in fiscal 2020 and $5.0 million in fiscal 2019 and are included in selling, general and administrative expenses.
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
The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to-market (MTM adjustment) method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss). Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal years 2021, 2020 and 2019 were $0.2 million, $16.9 million, and $0.3 million, respectively.
Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $77.7 million of undistributed earnings of foreign subsidiaries as of June 30, 2021 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available, after consideration of U.S. Tax Reform and the dividends received deduction. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $3.0 million in fiscal 2021, $3.8 million in fiscal 2020, and $3.7 million in fiscal 2019.
Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 297,054, 86,065, and 68,378, of potentially dilutive common shares in fiscal 2021, 2020 and 2019, respectively, resulting from shares issuable under its stock-based compensation plans. These additional shares are not used in the diluted EPS calculation in loss years.
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
Use of accounting estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Judgments, assumptions and estimates are used for, but not limited to: the allowances for doubtful accounts receivable; inventory allowances; income tax valuation allowances, goodwill, uncertain tax positions and pension obligations. Amounts ultimately realized could differ from those estimates.
Recently Issued Accounting Standards not yet adopted:
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020, effective for the Company July 1, 2021. The amendments in ASU 2018-14 must be applied on a retrospective basis. The Company does not believe that ASU 2018-14 will have a material effect on its consolidated financial statements.
In November 2019, FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates of certain major new accounting standards. Of those standards affected the following is the only one not yet implemented by the Company. Financial Instruments Credit Losses ASU 2016-13 (ASC 326) and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The Company does not believe that ASU 2018-14 will have a material effect on its consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:
a) Exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income)
b) Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment
c) Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary
d) Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
The amendments in this Update also simplify the accounting for income taxes by doing the following:
a) Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction
b) Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.
c) Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
d) Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 or July 1, 2021 for the Company. The Company does not believe that ASU 2019-12 will have a material effect on its consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The Company currently has no hedging type contracts or others tied to reference rates where this standard would have a material impact to the Company's accounting. The first amendment to the amended and restated loan and security agreement with TD Bank dated September 17, 2020 increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus LIBOR to 3.50% plus LIBOR, but ultimately the Company's interest rate is capped accordingly in this agreement. The Company does not believe that ASU 2018-14 will have a material effect on its consolidated financial statements.

3.  STOCK-BASED COMPENSATION
Long-Term Incentive Plan
On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan was approved by shareholders on October 17, 2012, and the material terms of its performance goals were re-approved by shareholders at the Company’s Annual Meeting held on October 18, 2017. The 2012 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2012 Stock Plan provides for the issuance of up to 500,000 shares of Class A common stock.
Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in Class A shares of common stock. As of June 30, 2021, there were 8,250 stock options and 260,977 restricted stock units outstanding. In addition, there were 10,477 shares available for grant under the 2012 Stock Incentive Plan as of June 30, 2021 and 119,533 were available for grant as of June 30, 2020.
There were no stock options granted during fiscal years 2021, 2020 or 2019.
The weighted average contractual term for stock options outstanding as of June 30, 2021 was 1.5 years. The aggregate intrinsic value of stock options outstanding as of June 30, 2021 was less than $0.1 million. There were 8,250 options exercisable as of June 30, 2021. In recognizing stock compensation expense for the 2012 Stock Incentive Plan management has estimated that there will be no forfeitures of options.
The Company accounts for RSU awards by recognizing the expense of the intrinsic value at the award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2021, the Company granted 297,140 RSU awards with fair values of $3.36 per RSU award, and there were 3,834 RSU’s forfeited. During the year ended June 30, 2020, the Company granted 110,500 RSU awards with fair values of $5.34 per RSU award. During the year ended June 30, 2019, the Company granted 67,000 RSU awards with fair values of $6.34 per RSU award.
There were 102,670 and 64,661 RSU awards settled in fiscal years 2021 and 2020 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2021 was $2.4 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2020 was $0.8 million. Compensation expense related to the 2012 Stock Incentive Plan was $675,000, $345,000 and $232,000 for fiscal 2021, 2020 and 2019 respectively. As of June 30, 2021, there was $2.3 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.6 million is expected to be recognized over a weighted average period of 1.7 years.

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

	Shares on Options	Weighted Average Exercise Price	Shares Available for Grant
Balance, June 30, 2018	70,515		450,007
Options granted	55,227	5.45	(55,227)
Options exercised	(11,981)	5.72	—
Options canceled	(26,628)		18,087
Balance, June 30, 2019	87,133		412,867
Options granted	86,946	3.63	(86,946)
Options exercised	(20,615)	3.52	—
Options canceled	(54,271)		54,271
Balance, June 30, 2020	99,193		380,192
Options granted	70,985	3.26	(70,985)
Options exercised	(16,196)	4.65	—
Options canceled	(36,022)		36,022
Balance, June 30, 2021	117,960		345,229
The following information relates to outstanding options as of June 30, 2021:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2019	$2.28
2020	1.63
2021	1.51
The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 51.73% – 51.93%, risk free interest rate – 0.16%– 0.19%, expected dividend yield - 0% - 0% and expected lives - 2 years. Compensation expense of $0.1 million, $0.1 million and $0.1 million has been recorded for fiscal 2021, 2020 and 2019, respectively.
Employee Stock Ownership Plan
On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income. The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 are eligible to participate. There was no compensation expense for the ESOP in 2021, 2020 or 2019.

4. CASH
Cash held by foreign subsidiaries amounted to $5.9 million and $7.1 million at June 30, 2021 and June 30, 2020, respectively. Of the June 30, 2021 balance, $2.4 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.9 million in U.S. dollar equivalents was held in Brazilian Reals. Of the June 30, 2020 balance, $4.6 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.7 million in U.S. dollar equivalents was held in Brazilian Reals.

5.  INVENTORIES
Inventories consist of the following (in thousands):

	6/30/2021	6/30/2020
Raw materials and supplies	$29,271	$26,255
Goods in process and finished parts	16,096	13,694
Finished goods	37,344	37,579
	82,711	77,528
LIFO reserve	(22,139)	(24,541)
	$60,572	$52,987
Of the Company’s $60.6 million and $53.0 million total inventory at June 30, 2021 and 2020, respectively, the $22.1 million and $24.5 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business had total Inventory, on a FIFO basis, of $27.8 million and $5.7 million on a LIFO basis as of June 30, 2021. The Core U.S. business total inventory was $33.1 million on a FIFO basis and $8.6 million on a LIFO basis at June 30, 2020. The use of LIFO, as compared to FIFO, resulted in a $2.4 million decrease in cost of sales for the goods sold in fiscal 2021 compared to a $1.3 million increase in fiscal 2020.
6. GOODWILL AND INTANGIBLES
The following table presents information about the Company’s goodwill and identifiable intangible assets on the dates indicated ( in thousands):

	06/30/2021			6/30/2020
	Cost	Impairment	Net	Cost	Impairment	Net
Bytewise	$—	$—	$—	$3,034	$(3,034)	$—
Private Software Company	1,015	—	1,015	1,634	(619)	1,015
Goodwill	1,015	—	1,015	4,668	(3,653)	1,015
Identifiable intangible assets consist of the following (in thousands):

	6/30/2021	06/30/2020
Trademarks and trade names	$2,070	$2,070
Completed technology	2,010	2,010
Customer relationships	630	630
Software development	10,244	9,445
Other intangible assets	—	—
Gross intangible assets	14,954	14,155
Accumulated amortization and impairment	(10,066)	(9,158)
Net intangible assets	$4,888	$4,997
Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit. Amortization expense was $1.2 million, $1.9 million and 2.0 million for the year ended June 30, 2021, 2020 and 2019, respectively. The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows:

Fiscal Year	(In thousands)
2022	$1,391
2023	1,152
2024	882
2025	722
2026	512
Thereafter	229
$4,888
The following tables provides Goodwill carried at fair value measuring on a non-recurring basis as of June 30:

(in thousands)	Fair Value Measurements June 30, 2020				Expense
Goodwill	Carrying Value	Level 1	Level 2	Level 3	Year ended June 30, 2020
Private software company	$1,634	—	—	$1,015	$619
The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. In fiscal year 2020, the Company determined the COVID-19 pandemic was a triggering event at the private software company and Bytewise due to its negative impact on the Company’s revenue. The Company performed the intangible asset impairment assessment by running a quantitative analyses on an undiscounted basis for the intangible assets and determined an impairment of $2.8 million at the private software company and no impairment at Bytewise.
Under ASC 350 “Intangibles- Goodwill and Other”, the Company was required to test whether it is more likely than not the fair value of the reporting units goodwill exceeded its carrying amount. The Company performed the goodwill impairment assessment by running a quantitative analysis (commonly referred to as “Step One”) for both the Bytewise reporting unit and the private software company. The Company determined the fair value of the Bytewise and private software company using a discounted cash flow method for both reporting units. Based on this analysis, it was determined that the fair value of the reporting units was below their respective carrying amounts. As a result, the Company concluded that goodwill was impaired $3.7 million as of June 30, 2020. The Company concluded there was no triggering events in fiscal 2021 and no impairment was recorded as of June 30, 2021.
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of June 30, 2021 and 2020 (in thousands):

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Land	$1,012	$—	$1,012
Buildings and building improvements	29,599	(17,085)	12,514
Machinery and equipment	107,649	(85,183)	22,466
Total	$138,260	$(102,268)	$35,992

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Land	$1,186	$—	$1,186
Buildings and building improvements	43,641	(29,966)	13,675
Machinery and equipment	115,563	(93,334)	22,229
Total	$160,390	$(123,300)	$37,090
Any finance leases as of June 30, 2021 and June 30, 2020 are de minimis. Depreciation expense was $5.1 million, $5.2 million and $5.0 million for the years ended June 30, 2021, 2020 and 2019, respectively.

8. LEASES
The Company adopted Accounting Standards Codification 842, Leases "ASC 842" on July 1, 2019. The Company has leased buildings, manufacturing equipment and autos that are classified as Right of Use assets "ROU" and operating lease liabilities beginning in fiscal 2020 in the Company's Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.
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

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,298	$4,384	$5,107
The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 3.7 years. As of June 30, 2021, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis. The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred.
The Company entered into $1.5 million in operating lease commitments in the twelve months ended June 30, 2021. The Company expects to enter into a new lease for a facility in China during fiscal year 2022. At June 30, 2021, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2022	$1,960
2023	1,100
2024	942
2025	576
2026	410
Thereafter	120
Subtotal	$5,107
Imputed Interest	(723)
Total	$4,384

9. RESTRUCTURING COST
The COVID-19 pandemic created a negative impact on the Company's global sales. The impact was felt in January 2020 in the Suzhou, China operations and in March 2020 in the Company's global markets and operations. The Company took austerity measures, reducing payroll and managing variable operational spending to help mitigate the shortfall. In addition, the Company invested in a strategic realignment focused on a lower cost structure, long term, designed to maximize global factory utilization. In June 2020, the Company recorded a $1.6 million restructuring charge of which $1.0 million remained in accrued expenses on the Consolidated Balance Sheets at fiscal 2020 year end. That liability was paid out in fiscal 2021.
As the project has concluded in fiscal 2021 the total restructuring cost was $5.2 million with $1.6 million in fiscal 2020 and $3.6 million in fiscal 2021. In fiscal 2020, $1.3 million was related to employee termination and $0.3 million was other. In fiscal 2021, $0.2 million in training and travel, $0.4 million in employee termination and retention and $3.0 million in other to include asset relocation. Total project cost was $3.8 million in International operations and $1.4 million in North America. In fiscal 2021, cost in North America were $1.0 million and $2.6 million in International operations. These costs are located in the Consolidated Statements of Operations entitled restructuring charges.

The Company adopted this plan in order to consolidate certain saw manufacturing operations for greater efficiency. This restructuring is strategic to improving manufacturing utilization globally and was completed in fiscal 2021. The Company does not expect a material amount of disposal costs.
10. OTHER INCOME AND (EXPENSE)
Other income and expense consist of the following (in thousands):

	2021	2020	2019
Interest income	$350	$90	$71
Interest expense	(999)	(975)	(976)
Foreign currency (loss) gain, net	(1,151)	140	(426)
Brazil tax settlements	1,125	2,544	345
Sale of scrap material	261	100	110
Pension net periodic benefit cost (NPBC)	654.00	(16,753)	(930)
Other income , net	620	160	195
	$860	$(14,694)	$(1,611)
In fiscal 2021, other income was $0.9 million and other expense was $14.7 million in fiscal 2020. The pension liability charge in fiscal 2020 of $16.8 million non-cash related to the marked-to-market accounting methodology. (see Note 12) drove other expense. Brazilian tax settlements of $1.1 million and $2.5 million in fiscal years 2021 and 2020, respectively, related to prior period over payments.
11. INCOME TAXES
Components of earnings (loss) before income taxes are as follows (in thousands):

	2021	2020	2019
Domestic operations	$4,308	$(24,450)	$1,507
Foreign operations	13,118	4,453	8,103
	$17,426	$(19,997)	$9,610
The provision for (benefit from) income taxes consists of the following (in thousands):

	2021	2020	2019
Current:
Federal	$165	$(19)	$(106)
Foreign	4,686	3,633	2,398
State	45	30	37
Deferred:
Federal	(1,843)	(1,514)	1,139
Foreign	(1,390)	53	(172)
State	230	(341)	235
	$1,893	$1,842	$3,531

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2021	2020	2019
Expected tax expense (benefit)	$3,660	$(4,199)	$2,018
State taxes, net of federal effect	171	(1,042)	(5)
Foreign taxes, net of federal credits	1,424	1,210	(1,055)
Change in valuation allowance	—	1,996	1,744
Tax reserve adjustments	(63)	1,946	(66)
Return to provision and other adjustments	165	372	(57)
Goodwill impairment	—	130	—
Tax rate change applied to deferred tax balances	(675)	54	(129)
Global intangible low taxed income	(2,622)	1,558	1,121
Other permanent items	(167)	(183)	(40)
Actual tax expense	$1,893	$1,842	$3,531
Beginning in fiscal 2019, the Company incorporated certain provisions of the Tax Cuts and Jobs Act (“the Act”) in the calculation of the tax provision and effective tax rate, including the provisions related to the Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti Abuse Tax (“BEAT”), as well as other provisions, which limit tax deductibility of expenses. Under the GILTI provisions, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.
In July 2020, the IRS issued final regulations and additional proposed regulations that address the application of the high-taxed exclusion from GILTI. Under these regulations, the Company can make an annual election to exclude from its GILTI inclusion, income from its foreign subsidiaries that’s effective income tax rate exceeds 18.9% for that year. The regulations must be applied for tax years beginning after July 23, 2020 but companies have the option to apply retroactively for tax years beginning after December 31, 2017 and before July 23, 2020. In fiscal 2021 the Company recognized a tax benefit of ($2.6) million related to the impact of electing to apply the high-tax exclusion retroactively for fiscal 2019 and fiscal 2020.
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
The tax rate of 10.9% on pre-tax income of $17.4 million in the year ended June 30, 2021 is lower than the U.S. statutory rate primarily as a result of the tax benefit recognized for the retroactive application of the GILTI high-tax exclusion to fiscal 2019 and fiscal 2020 and the impact of the United Kingdom's statutory rate increase from 17% to 25% on the Company's net deferred tax asset, offset by the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.
The tax rate of a benefit of 9.2% on pre-tax losses of $20.0 million in the year ended June 30, 2020 is lower than the U.S. statutory rate primarily as a result of the GILTI provisions, non-deductible goodwill impairment, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory tax rate of 34%.The tax rate was also negatively impacted by the write-off of the long-term receivable previously established for competent authority relief for historic transfer pricing adjustments which the Company has determined is no longer feasible to pursue and an increase in the valuation allowance against foreign tax credits which the Company has determined are more likely than not to expire unutilized.
The tax rate of 36.7% on pre-tax income of $9.6 million in the year ended June 30, 2019 is higher than the U.S. statutory rate primarily as a result of the GILTI provisions, which became effective in fiscal 2019, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory tax rate of 34%.
Net deferred tax assets at June 30, 2021 were $19.1 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to U.S. operations. U.S. net deferred assets are $23.4 million with a valuation allowance of $8.8 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforward that will expire in the near future.
Key positive evidence considered include: a) domestic profitability in 2021 and 2019; b) cost saving plans are being implemented by the Company; c) indefinite federal loss carryforward periods and d) forecasted domestic profits for future years. The negative evidence considered is that fiscal years 2020 showed domestic book and tax losses due to the impact of the COVID-19 pandemic and charges recorded in the fourth quarter.
In fiscal 2021, the valuation allowance decreased by ($0.1) million primarily due to foreign currency fluctuations. In fiscal 2020, the valuation allowance increased by $2.1 million due to the impact of the fiscal 2020 domestic loss generated and revised forecasts of income on the projected utilization of foreign tax credits that will expire at various dates through 2028.
Deferred income taxes at June 30, 2021 and 2020 are attributable to the following (in thousands):

	2021	2020
Inventories	$936	$1,339
Employee benefits (other than pension)	1,469	684
Operating lease liabilities	1,004	1,111
Book reserves	541	695
Federal NOL, various carryforward periods	5,004	716
State NOL, various carryforward periods	2,072	1,719
Foreign NOL, various carryforward periods	707	388
Foreign tax credit carryforward, expiring 2023 – 2028	7,329	7,212
Pension benefits	8,253	13,175
Retiree medical benefits	481	1,961
Depreciation	18	(186)
Intangibles	(91)	580
Right of use assets	(1,027)	(1,088)
Federal research and development and AMT credit carryforward	961	817
Contingency accruals	(1,275)	(698)
Other temporary taxable differences	(382)	—
Other temporary deductible differences	1,832	1,404
Total deferred tax assets	27,832	29,829
Valuation allowance	(8,759)	(8,811)
Net deferred tax asset	$19,073	$21,018
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

Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance July 1, 2018	$(10,882)
Increase for tax positions taken during the current period	(215)
Increase for tax positions taken during the prior period	5
Effect of exchange rate changes	16
Decrease relating to lapse of applicable statute of limitations	137
Balance June 30, 2019	(10,939)

Increase for tax positions taken during the current period	(326)
Decrease for tax positions taken during the prior period	(188)
Effect of exchange rate changes	299
Decrease relating to lapse of applicable statute of limitations	48
Balance June 30, 2020	(11,106)

Increase for tax positions taken during the current period	(494)
Increase for tax positions taken during the prior period	386
Effect of exchange rate changes	(207)
Decrease relating to lapse of applicable statute of limitations	61
Balance June 30, 2021	$(11,360)
As of June 30, 2021, 2020 and 2019, the Company has unrecognized tax benefits of $11.4 million, $11.1 million, and $10.9 million, respectively, of which $7.9 million, $7.7 million and $5.6 million, respectively, would favorably impact the effective tax rate if recognized. The long-term tax obligations as of June 30, 2021, 2020 and 2019 relate primarily to transfer pricing adjustments.
The Company has identified uncertain tax positions at June 30, 2021 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by less than $0.1 million. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked $0.1 million in fiscal 2021 for interest expense.
The Company’s U.S. federal tax returns for years prior to fiscal 2018 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses and credits carried forward from earlier years are still subject to review and adjustment. As of June 30, 2021, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 through 2020.
The federal tax loss carryforward of $23.8 million has an unlimited carryforward period. The state tax loss carryforwards tax effected of $2.0 million expires at various times in years 2022 through 2041 and $0.1 can be carried forward indefinitely. The state tax credit carryforwards of $0.4 million expires in the years 2023 through 2036 and $0.3 million can be carried forward indefinitely. The foreign tax credit carryforward of $7.3 million expires in the years 2023 through 2028. The research and development tax credit carryforward of $1.0 million expires in the years 2029 through 2041. The foreign tax loss carryforwards of $3.5 million can be carried forward indefinitely.
At June 30, 2021, the estimated amount of total unremitted earnings of foreign subsidiaries is $77.7 million. The foreign subsidiaries do not have the cash on hand to repatriate that amount. Meanwhile the Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, does not believe it is practicable to estimate the unrecognized deferred taxes related to these earnings as they are indefinitely reinvested. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely U.S. federal and state income and withholding tax consequences.
12. EMPLOYEE BENEFIT AND RETIREMENT PLANS
The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees, together referred to as the "Plans Combined". The U.K. plan was closed to new entrants in fiscal 2009. The Company has a postretirement medical and life insurance benefit plan for U.S. employees with a total benefit in fiscal 2021, 2020 and 2019 of $0.5 million, $0.1 million and $0.2 million. The Company also has defined contribution plans with a total cost in fiscal 2021, 2020 and 2019 of $1.4 million, $1.6 million and $1.7 million, respectively. The total Plans Combined cost for fiscal 2021,

2020 and 2019 was a benefit of $0.1 million, and a cost of $16.9 million and $1.2 million, respectively. The Net Periodic Benefit Cost for the U.S. Retirement Plan decreased significantly during the year due to the marked-to-market accounting methodology.
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
Both the funded status and the Net Periodic Benefit Cost for the Non-qualified Excess Plan remained stable from the prior year. Although the plan experienced a liability increase due to discount rate decreases as well as demographic experience, gains and losses for this plan are smoothed over a longer time period – average lifetime – rather than being recognized immediately.
The funded status for the U.K. Plan improved during the year as the plan experienced a liability decrease due to increase in discount rate from 1.59% at June 30, 2020 to 1.86% at June 30, 2021. Similar to the Retirement Plan, the Net Periodic Benefit Cost for the U.K. Plan also decreased significantly during the year due to the marked-to-market accounting for this plan.
The Net Periodic Benefit Cost for the Post Retirement Benefit Plan decreased significantly from the prior year due to re-measurement following the elimination of Life Insurance coverage effective February 1, 2021 referred to below as the "Plan amendment".
The funded status of the Plans Combined went from underfunded amount of $60.3 million in fiscal 2020 to $37.4 million in fiscal 2021, an improvement of $22.9 million as the benefit obligation decreased by $11.5 million and the assets increased by $11.4 million. The Plans Combined had a $19.6 million return on assets, the Company contributions were $8.0 million and the impact of foreign currency exchange increased the combined assets by $4.2 million. The Plans Combined assets as well as the benefit obligations were both reduced by benefits paid of $9.0 million and plan settlements of $11.4 million. The Plans Combined obligation also increased $5.2 million from foreign currency exchange, $4.5 million in service cost and was also reduced by $0.9 million due to an actuarial gain. In FY2020 the actuarial loss was $17.3 million.
A plan settlement "Settlement" occurred during fiscal 2021, in the U.S. Retirement Plan, as a result of the annuity purchased, which decreased both liabilities and assets. The plan was also amended during fiscal 2021 to the Postretirement Benefit Plan to eliminate Life Insurance coverage.
Settlement
ASC 715-30-35 (subsections 79 to 83) describes the treatment of a pension settlement. A settlement is defined as:
a transaction that (a) is an irrevocable action, (b) relieves the employer (or the plan) of primary responsibility for a pension benefit obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement.
The Company purchased an annuity contract on behalf of participants in which an insurance company unconditionally undertook a legal obligation to provide specified benefits to specific individuals and is considered a settlement for GAAP purposes. As such, special settlement accounting is triggered requiring accelerated recognition of the unrecognized gain recorded in Other Income on the Consolidated Statement of Operations and in the Postretirement benefit and pension obligation on the Consolidated Balance Sheets. The settlement expense is recorded in the period of the purchase. Liabilities and assets were remeasured as of June 30, 2021 and the change as a result of the remeasurement in the asset and liability values as included in the existing unrecognized gain/loss. A fraction of the determined gain/loss was recognized immediately in Other Income on the Consolidated Statement of Operations, and was based on the ratio of the amount settled divided by the total liability.
The table below illustrates the funded status and unrecognized amounts before the remeasurement, after the remeasurement, as well as the effect of the settlement. These amounts are as of the remeasurement date of June 30, 2021, in thousands.

	Before remeasurement	Effect of remeasurement	After remeasurement	Effect of settlement	After settlement
Benefit obligation	$133,748	$75	$133,823	$(11,411)	$122,412
Market value of assets	$107,259	$—	$107,259	$(11,411)	$95,848
Funded status	$26,489	$75	$26,564	$—	$26,564
Unrecognized (gain) loss	$1,606	$(75)	$1,531	$(130)	$1,401
Prepaid / (Accrued)	$28,095	$—	$28,095	$(130)	$27,965
The total annuity purchase amount released from the plan assets was $11.4 million and a settlement credit of $0.1 million (based on 8.53% of liability settled) was included in the net periodic benefit cost for fiscal year ending June 30, 2021.
Plan amendment
With a plan amendment that results in a change in liability, liabilities are remeasured as of the effective date of the change and a new prior service cost/(credit) base was created equal to the amount of the change in liability. This prior service cost/(credit) was recognized in Other Comprehensive Income at the date of the amendment and amortized as a component of the net periodic benefit cost in future periods.
Effective February 1, 2021, the Company amended the Postretirement Benefit Plan to eliminate Life Insurance coverage for current and future retirees. This amendment resulted in a decrease in liability of $5.6 million and triggered a remeasurement of the net periodic benefit cost for fiscal 2021. This change is amortized over 5.96 years, which results in a credit of $0.9 million per year. However, only $0.4 million (5/12 of the annual amortization amount) is recognized in fiscal 2021 based on the effective date of the plan change. The total net periodic benefit cost for fiscal 2021 is based on 7/12 of the original expense, plus 5/12 of the remeasured expense (including the plan amendment). The table below summarizes the total net periodic benefit cost for the Post Retirement Benefit plan for fiscal 2021, in thousands:

	7/1/20 to 1/31/21	2/1/21 to 6/30/21	Total expense
	(before amendment)	(after amendment)	for fiscal 2021
Service cost	$50	$15	$65
Interest cost	$120	$21	$141
Amortization of prior service (credit)	$(313)	$(614)	$(927)
Amortization of net (gain)	$97	$97	$194
Total expense	$(46)	$(481)	$(527)

Measurement date	June 30, 2020	January 31, 2021	n/a
Discount rate	2.73%	2.57%	n/a
In fiscal 2021 the Plans Combined had a Net Periodic Benefit gain of $0.1 million as compared to an expense in fiscal 2020 of $17.0 million. In fiscal 2020 the financial markets had an adverse impact on the Company's earnings as an increased demand for bonds and the associated decrease in interest rates significantly contributed to a $16.8 million non-cash pension expense due to higher liabilities. The pension liability is based upon the ten-year Corporate Bond Rate and is set on the last day of the fiscal year. This generally accepted accounting principle coupled with the historically low interest rates are driven by financial markets, economic policy and financial conditions. The discount rate to determine net cost for the US pension liability was lowered from 4.27% in June 2019 to 3.56% in June 2020 and 2.73% in June 2021.
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
In fiscal 2022, the Company will use an expected long-term rate of return assumption of 3.6% for the U.S. domestic pension plan, and 1.9% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2021 and 2020, the Company used a discount rate assumption of 2.7% and 3.6%, respectively for the U.S. plan and 1.6%

and 2.4%, respectively for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans.
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

Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2021, the contribution for fiscal 2022 for the U.S. plans would require a contribution of $5.6 million and the U.K. plan would require one of $1.0 million However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2022 was reduced from $5.6 million to $0.6 million. The Company feels that government regulation is only a small part of deciding the pension funding, and as a result, intends to contribute more than the federal requirement.
The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2021	2020
Asset category:
Cash equivalents	2%	4%
Fixed income	28%	27%
Equities	39%	40%
Mutual and pooled funds	31%	29%
	100%	100%
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
Financial assets are categorized based on the inputs to the valuation techniques as follows:
◦Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement date.
◦Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
◦Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions a market participant would use in pricing the asset.

The tables below show the portfolio by valuation category as of June 30, 2021 and June 30, 2020 (in thousands):

June 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$2,457	$—	$—	$2,457	2%
Fixed Income	—	38,155	—	38,155	28%
Equities	51,095	1,887	—	52,982	39%
Mutual & Pooled Funds	1,703	39,895	—	41,598	31%
Total	$55,255	$79,937	$—	$135,192	100%
Included in equity securities at June 30, 2021 and 2020 are shares of the Company’s common stock having a fair value of $5.6 million and $2.2 million, respectively.

June 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$5,165	$—	$—	$5,165	4%
Fixed Income	—	32,740	—	32,740	27%
Equities	48,947	888	—	49,835	40%
Mutual & Pooled Funds	—	30,687	—	30,687	29%
Total	$54,112	$64,315	$—	$118,427	100%
At June 30, 2020 in the U.K. Pension plan a fund in the amount of $5.4 million was excluded from above and valued under NAV practical expedient. The value of the combined plan assets at June 30, 2020 was $123,826.

U.S. and U.K. Plans Combined:
The status of these defined benefit plans is as follows (in thousands):

	2021	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$184,190	$169,680	$159,213
Interest cost	4,476	5,417	6,013
Plan Settlement	(11,411)	—	—
Exchange rate changes	5,238	(1,013)	(1,697)
Benefits paid	(9,019)	(7,203)	(7,217)
Actuarial (gain) loss	(857)	17,309	13,368
Benefit obligation at end of year	$172,617	$184,190	$169,680
Change in plan assets
Fair value of plan assets at beginning of year	123,826	122,033	118,693
Actual return on plan assets	19,616	2,163	6,589
Employer contributions	7,999	7,687	5,413
Plan Settlement	(11,411)	—	—
Benefits paid	(9,019)	(7,203)	(7,217)
Exchange rate changes	4,181	(854)	(1,445)
Fair value of plan assets at end of year	135,192	123,826	122,033
Funded status at end of year	$(37,425)	$(60,364)	$(47,647)
Amounts recognized in balance sheet
Current liability	$(1,556)	$(373)	$(324)
Non-current liability	(35,869)	(59,991)	(47,323)
Net amount recognized in balance sheet	$(37,425)	$(60,364)	$(47,647)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$(3,685)	$(19,115)	$(15,590)
Amounts not yet recognized as a component of net periodic benefit cost	(3,685)	(19,115)	(15,590)
Accumulated net periodic benefit cost in excess of contributions	(33,740)	(41,249)	(32,057)
Net amount recognized	$(37,425)	$(60,364)	$(47,647)
Components of net periodic benefit cost
Interest cost	$4,476	$5,417	$6,013
Expected return on plan assets	(4,457)	(5,193)	(5,129)
Settlement (gain) recognized	(130)	—	—
Recognized actuarial loss	53	16,753	284
Net periodic (benefit)cost	$(58)	$16,977	$1,168
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	$(57)	$(38)	$(38)
Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$172,617	$184,190	$169,680
Accumulated benefit obligation	$172,617	$184,190	$169,680
Fair value of assets	$135,192	$123,826	$122,033

U.S. Plan:
The status of the U.S. defined benefit plan is as follows (in thousands):

	2021	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$138,131	$126,380	$116,277
Interest cost	3,689	4,417	4,854
Plan Settlement	(11,411)	—	—
Benefits paid	(5,880)	(5,682)	(5,565)
Actuarial loss	104	13,016	10,814
Benefit obligation at end of year	$124,633	$138,131	$126,380
Weighted average assumptions – benefit obligation
Discount rate	2.69%	2.73%	3.56%
Rate of compensation increase	n/a	n/a	n/a
Change in plan assets
Fair value of plan assets at beginning of year	$87,292	$85,150	$82,140
Actual return on plan assets	18,864	1,071	4,132
Employer contributions	6,983	6,753	4,443
Plan Settlement	(11,411)	—	—
Benefits paid	(5,880)	(5,682)	(5,565)
Fair value of plan assets at end of year	95,848	87,292	85,150
Funded status at end of year	$(28,785)	$(50,839)	$(41,230)
Amounts recognized in balance sheet
Current liability	$(1,556)	$(373)	$(324)
Noncurrent liability	(27,229)	(50,466)	(40,906)
Net amount recognized in balance sheet	$(28,785)	$(50,839)	$(41,230)
Weighted average assumptions – net periodic benefit cost
Discount rate	2.73%	3.56%	4.27%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	4.25%	5.00%	5.00%
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Income (loss)	$464	$(14,507)	$(13,196)
Amounts not yet recognized as a component of net periodic benefit cost	464	(14,507)	(13,196)
Accumulated contributions less than net periodic benefit cost	(29,249)	(36,332)	(28,034)
Net amount recognized	$(28,785)	$(50,839)	$(41,230)
Components of net periodic benefit cost
Interest cost	$3,689	$4,417	$4,854
Expected return on plan assets	(3,712)	(4,249)	(4,067)
Settlement (gain) recognized	(130)	—	—
Recognized actuarial loss	53	14,883	284
Net periodic (benefit) cost	$(100)	$15,051	$1,071
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	(57)	(53)	(38)
Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$124,633	$138,131	$126,380
Accumulated benefit obligation	$124,633	$138,131	$126,380
Fair value of assets	$95,848	$87,292	$85,150

U.K. Plan:
The status of the U.K. defined benefit plan is as follows (in thousands):

	2021	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$46,059	$43,300	$42,936
Interest cost	787	1,000	1,159
Exchange rate changes	5,238	(1,013)	(1,697)
Benefits paid	(3,139)	(1,521)	(1,652)
Actuarial (gain) loss	(961)	4,293	2,554
Benefit obligation at end of year	$47,984	$46,059	$43,300
Weighted average assumptions - benefit obligation
Discount rate	1.86%	1.59%	2.39%
Rate of compensation increase	n/a	n/a	n/a
Change in plan assets
Fair value of plan assets at beginning of year	$36,534	$36,883	$36,553
Actual return on plan assets	752	1,092	2,457
Employer contributions	1,016	934	970
Benefits paid	(3,139)	(1,521)	(1,652)
Exchange rate changes	4,181	(854)	(1,445)
Fair value of plan assets at end of year	39,344	36,534	36,883
Funded status at end of year	$(8,640)	$(9,525)	$(6,417)
Amounts recognized in balance sheet
Noncurrent liability	(8,640)	(9,525)	(6,417)
Net amount recognized in balance sheet	(8,640)	(9,525)	(6,417)
Weighted average assumptions – net periodic benefit cost
Discount rate	1.59%	2.39%	2.80%
Rate of compensation increase	n/a	n/a	n/a
Return on plan assets	1.88%	2.62%	2.98%
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$(4,149)	$(4,608)	$(2,394)
Amounts not yet recognized as a component of net periodic benefit cost	(4,149)	(4,608)	(2,394)
Accumulated net periodic benefit cost in excess of contributions	(4,491)	(4,917)	(4,023)
Net amount recognized	$(8,640)	$(9,525)	$(6,417)
Components of net periodic benefit cost
Interest cost	787	1,000	1,159
Expected return on plan assets	(745)	(944)	(1,062)
Amortization of net loss	—	1,870	—
Net periodic benefit cost	$42	$1,926	$97

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$47,984	$46,059	$43,300
Accumulated benefit obligation	$47,984	$46,059	$43,300
Fair value of assets	$39,344	$36,534	$36,883

Postretirement Medical and Life Insurance Benefits:
The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$7,705	$6,930	$6,385
Service cost	65	73	72
Interest cost	141	240	265
Plan amendments	(5,585)	—	—
Benefits paid	(206)	(329)	(346)
Actuarial (gain) loss	(230)	791	554
Benefit obligation at end of year	$1,890	$7,705	$6,930
Weighted average assumptions: benefit obligations
Discount rate	2.69%	2.73%	3.56%
Rate of compensation increase	n/a	2.64%	2.64%
Change in plan assets
Employer contributions	206	329	346
Benefits paid, net of employee contributions	(206)	(329)	(346)
Fair value of plan assets at end of year	—	—	—
Amounts recognized in balance sheet
Current postretirement benefit obligation	$(107)	$(358)	$(353)
Non-current postretirement benefit obligation	(1,783)	(7,347)	(6,577)
Net amount recognized in balance sheet	$(1,890)	$(7,705)	$(6,930)
Weighted average assumptions – net periodic benefit cost
Discount rate	2.73%	3.56%	4.27%
Rate of compensation increase	n/a	2.64%	2.64%
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$6,898	$2,240	$2,777
Accumulated gain (loss)	(1,736)	(2,160)	(1,452)
Amounts not yet recognized as a component of net periodic benefit cost	5,162	80	1,325
Net periodic benefit cost in excess of accumulated contributions	(7,052)	(7,785)	(8,255)
Net amount recognized	$(1,890)	$(7,705)	$(6,930)
Components of net periodic benefit cost
Service cost	$65	$73	$72
Interest cost	141	240	265
Amortization of prior service credit	(927)	(537)	(537)
Amortization of accumulated loss	194	83	30
Net periodic benefit	$(527)	$(141)	$(170)
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$(1,474)	$537	$537
Net loss	189	(166)	(83)
	$(1,285)	$371	$454

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2021	2020	2019
Effect on postretirement benefit obligation	$1	$1	$1

	1% Decrease
	2021	2020	2019
Effect on postretirement benefit obligation	$(1)	$(1)	$(1)
Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2022	$9,476	$107
2023	7,963	105
2024	8,206	104
2025	8,192	104
2026	8,337	105
After	50,247	528
	$92,421	$1,053

13. DEBT
Debt is comprised of the following (in thousands):

	6/30/2021	6/30/2020
Short-term and current maturities
Loan and Security Agreement (Line of Credit)	$9,153	$—
Loan and Security Agreement (Term Loan)	1,509	597
Brazil Loans	5,297	3,935
	15,959	4,532
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	6,010	5,941
Loan and Security Agreement (Line of Credit)	—	20,400
	6,010	26,341
	$21,969	$30,873
Future maturities of debt are as follows (in thousands):

Fiscal Year
2022	$15.959
2023	1.560
2024	1.617
2025	1.677
2026	1.156
Thereafter	—
Total	$21.969
As a result of a decrease in sales related to the COVID-19 pandemic, the Company anticipated potential non-compliance with its fixed charge coverage ratio for the year ended June 30, 2021 under its Loan and Security Agreement (the “Loan Agreement”) by and among the Company and its U.S. operating companies (collectively, the “Borrowers”) and TD Bank, N.A. (“TD Bank”).  On June 25, 2020, the Borrowers and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement.  The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2021. In addition, the Amendment and Restatement clarifies that certain non-cash adjustments to the definition of EBITDA are permitted under the Loan Agreement, as amended.  In addition, the Amendment and Restatement increases the permitted borrowings from a foreign bank from $5.0 million to $15.0 million and permits the Company to draw the remainder of the outstanding balance under the Loan Agreement.
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
On December 31, 2019, the Company entered into the Tenth Amendment of its Loan and Security Agreement (“Tenth Amendment”). Under the revised agreement, the credit limit for the Revolving Loan was increased from $23.0 million to $25.0 million. In addition, the Company entered into a new $10.0 million 5 years Term Loan with a fixed interest rate of 4.0%. The new Term Loan will require interest only payments for 12 months and will convert to a term loan requiring both interest and principle payments commencing January 1, 2021. Under the Tenth Amendment, the credit limit for external borrowing was increased from $2.5 million to $5.0 million.
In fiscal 2020 the Company paid-off $3.5 million of the Bytewise term loan (November 2011) using the proceeds from borrowing $6.5 million on the Loan and Security Agreement Term Loan.
Availability under the Line of Credit remains subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary loans are backed by the entity’s US dollar denominated export receivables were made with Brazilian Banks. As of June 30, 2021 the following table represents Brazil's outstanding debt (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Brasil	4.30%	September 2020	August 2021	$119
Brasil	3.38%	November 2020	November 2021	719
Bradesco	2.37%	December 2020	December 2021	1,000
Bradesco	4.74%	December 2020	December 2021	600
Santanter	5.98%	February 2021	February 2022	1,500
Brasil	2.80%	May 2021	May 2022	1,359
				$5,297

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
15. CONTINGENCIES AND COMMITMENTS

The Company is involved in certain legal matters which arise in the normal course of business and we believe it is not reasonably possible such matters would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
While our purchase obligations are generally cancellable without penalty, certain vendors charge cancellation fees or minimum restocking charges based on the nature of the product or service. The Company’s Brazilian subsidiary has been into a long-term, volume-based purchase agreement for electricity which expires in 2023. Under this agreement if the Company purchases more than minimum monthly amount of energy it pays the incremental purchase at market rates. If the Company does not use the monthly amount they sell it back at market rates. In the event we cancel we are subject to $0.6 million per year fee for the next two years until it expires. We expect to enter into a new contract beginning in 2024 with the same cancellation fee per year for the three year period.
16. CONCENTRATIONS OF CREDIT RISK
The Company believes it has little significant concentrations of credit risk as of June 30, 2021. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.
17. FINANCIAL INFORMATION BY SEGMENT & GEOGRAPHIC AREA
The Company offers its broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gauges, gauge blocks, optical vision and laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock. The Company reviews and manages its business geographically and has historically made decisions based on worldwide operations.
The North American segment’s operations include all manufacturing and sales in the U.S., Canada and Mexico. The International segment’s operations include all locations outside North America, primarily in Brazil, United Kingdom and China. The chief operating decision maker, who is the Company’s CEO, reviews operations on a geographical basis and decisions about where to invest the Company’s resources are made based on the current results and forecasts of operations in those geographies. Since the markets for the Company’s products are sufficiently different in North America than they are in the rest of the world and in view of the significant impact that currency fluctuation plays outside the U.S. on the revenue of the Company, the Company’s business review separates North America from operations outside North America. For this reason, the Company is reflecting two operating segments that align with management’s review of operations and decisions to allocate resources.
Segment income is measured for internal reporting purposes by excluding corporate expenses, other income and expense including interest income and interest expense and income taxes. Corporate expenses consist primarily of executive compensation, certain professional fees, and costs associated with the Company’s global headquarters. Goodwill and debt are unallocated. Financial results for each reportable segment are as follows (in thousands):

	Year Ended June 30, 2021
	North America	International	Unallocated	Total
Sales[1]	$119,619	$100,025	$—	$219,644
Restructuring	(1,059)	(2,606)	—	(3,664)
Operating income (loss)	13,144	10,821	(7,399)	16,566
Capital expenditures and software development	3,017	2,690	—	5,707
Depreciation and amortization	4,126	2,166	—	6,292
Current assets[4]	39,512	70,611	9,105	119,228
Long-lived assets[5]	31,006	15,187	18,818	65,011

	Year Ended June 30, 2020
	North America	International	Unallocated	Total
Sales[2]	$121,834	$79,617	$—	$201,451
Goodwill and intangibles impairment	(6,496)	—	—	(6,496)
Restructuring	(341)	(1,239)	—	(1,580)
Operating (loss) income	(2,055)	3,841	(7,090)	(5,303)
Capital expenditures and software development	6,992	3,608	—	10,600
Depreciation and amortization	4,942	2,253	—	7,195
Current assets[4]	35,030	55,610	13,458	104,098
Long-lived assets[5]	34,354	13,213	21,018	68,585

	Year Ended June 30, 2019
	North America	International	Unallocated	Total
Sales[3]	$136,387	$91,635	$—	$228,022
Operating income (loss)	9,468	8,043	(6,209)	11,221
Capital expenditures and software development	3,617	6,610	—	7,227
Depreciation and amortization	5,022	2,316	—	7,338
Current assets[4]	41,188	63,205	15,582	119,975
Long-lived assets[5]	35,638	14,168	20,306	70,112
_______________
1.Excludes $4,323,000 of North American segment intercompany sales to the International segment and $12,765,000 intercompany sales of the International segment to the North American segment.
2 Excludes $4,040 of North American segment intercompany sales to the International segment and $13,820 intercompany sales of the International segment to the North American segment.
3.Excludes $4,879 of North American segment intercompany sales to the International segment and $16,187 intercompany sales of the International segment to the North American segment.
4.Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents.
5.Long lived assets consist of property, plant and equipment, net taxes receivable, deferred tax assets, net intangible assets & goodwill.
Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales	Year Ended June 30,
	2021	2020	2019
North America
United States	$111,935	$113,989	$127,359
Canada & Mexico	7,684	7,845	9,028
	119,619	121,834	136,387
International
Brazil	65,198	49,254	54,324
United Kingdom	19,783	18,869	24,042
China	7,746	6,048	7,370
Australia & New Zealand	7,298	5,446	5,899
	100,025	79,617	91,635
Total Sales	$219,644	$201,451	$228,022

Long-lived Assets	Year Ended June 30,
	2021	2020	2019
North America
United States	$30,935	$34,264	$35,594
Canada & Mexico	71	90	44
	31,006	34,354	35,638
International
Brazil	10,796	8,050	10,067
United Kingdom	1,320	1,948	2,046
China	2,713	2,881	1,944
Australia & New Zealand	358	334	111
	15,187	13,213	14,168

Total Long-Lived Assets	$46,193	$47,567	$49,806
18. QUARTERLY FINANCIAL DATA (unaudited)  (in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings / (Loss) Before Income Taxes	Net Earnings / (Loss)	Basic Earnings / (Loss) Per Share	Diluted Earnings / (Loss) Per Share
September 2019	$52,114	$17,703	$1,276	$778	$0.11	$0.11
December 2019	56,864	18,836	1,875	1,260	0.18	0.18
March 2020	49,998	14,844	287	613	0.09	0.09
June 2020	42,475	10,827	(23,435)	(24,490)	(3.52)	(3.52)
	$201,451	$62,210	$(19,997)	$(21,839)	$(3.14)	$(3.14)
September 2020	$49,411	$15,572	$1,834	$4,116	$0.59	$0.57
December 2020	54,054	17,605	5,775	3,857	0.54	0.53
March 2021	54,944	18,149	4,513	3,017	0.42	0.41
June 2021	61,235	22,016	5,304	4,543	0.65	0.60
	$219,644	$73,342	$17,426	$15,533	$2.20	$2.11
Operating income in the June quarter fiscal 2021 was $4.7 million, exclusive of $2.1 million of adjustments related to restructuring. Restructuring expense for fiscal year 2021 was $3.7 million.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and acquisitions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
•Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.
Based on our assessment, management concluded that as of June 30, 2021 our internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of June 30, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
The L.S. Starrett Company
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated September 2, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Boston, Massachusetts
September 2, 2021

Item 9B - Other Information
The Company is filing its fiscal 2021 10-K as a smaller reporting company. A smaller reporting company is not required to perform Sarbanes Oxley testing of Internal Controls over Financial Reporting. However, the Company has engaged its independent registered public accounting firm to perform an integrated audit.
PART III
Item 10 – Directors, Executive Officers and Corporate Governance
The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 3, 2021 (the “2021" Proxy Statement”), which will be mailed to stockholders on or about September 2, 2021. The information in that portion of the 2021 Proxy Statement is hereby incorporated by reference.
Executive Officers of the Registrant

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	69	2001	President & CEO and Director
John C. Tripp	59	2019	Chief Financial Officer and Treasurer
Emerson T. Leme	60	2019	VP & GM Industrial Products North America
Christian Arnsten	54	2019	VP & GM Industrial Products International
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
Christian Arntsen was appointed Vice President Industrial Products International effective July 2019 and prior to that was President of Starrett Brazil since July 2018. He has been working for the Company since 2000 in various International Sales and Marketing roles as Export Sales Manager Latin America and later as Marketing Director. Mr. Arntsen Previously worked for Norton, Construction Products Division, a Saint Gobain Abrasives Company in Atlanta, GA, USA from 1996 to 2000 as a Latin American Export Sales Manager and Regional Sales Manager, South-East, NA. Mr. Arntsen earned a Bachelor’s degree in Economics from Pontifícia Universidade Católica , São Paulo, Brazil and an MBA from Fundação Getulio Vargas, São Paulo, Brazil
The positions listed above represent their principal occupations and employment.
The President and Chief Financial Officer hold office until the first meeting of the directors following the next annual meeting of stockholders and until their respective successors are chosen and qualified, and each other officer holds office until the first meeting of directors following the next annual meeting of stockholders, unless a shorter period shall have been specified by the terms of his election or appointment or, in each case, until he sooner dies, resigns, is removed or becomes disqualified.
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
Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2021 Proxy Statement, and is hereby incorporated by reference.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2017 Employees’ Stock Purchase Plan (“2017 Plan”) as of June 30, 2021. The 2017 Plan was approved by stockholders at the Company’s 2017 annual meeting and shares of Class A or Class B common stock may be issued under the 2017 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	117,960	3.3	345,229
Equity compensation plans not approved by security holders	—	—	—
Total	117,960	3.3	345,229
(b) Security ownership of certain beneficial owners:
The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2021 Proxy Statement, and is hereby incorporated by reference.
(c) Security ownership of directors and officers:
The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Directors and Officers” in Section I of Part I in the Company’s 2021 Proxy Statement. These portions of the 2021 Proxy Statement are hereby incorporated by reference.
(d) The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s 2021 Proxy Statement, and is hereby incorporated by reference.

Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2021 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV
Item 15 – Exhibits, Financial Statement Schedules
1.Financial statements filed in Item 8 of this annual report:
Consolidated Balance Sheets at June 30, 2021 and June 30, 2020.
Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2021.
Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2021.
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended June 30, 2021.
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2021.
Notes to Consolidated Financial Statements
2.The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Schedule II
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts Receivable

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period
Year Ended June 30, 2021	$736	$52	$(63)	$(59)	$666
Year Ended June 30, 2020	685	244	(155)	(38)	736
Year Ended June 30, 2019	1,277	(91)	(5)	(496)	685
Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period
Year Ended June 30, 2021	$8,811	$(52)	$—	$—	$8,759
Year Ended June 30, 2020	6,743	2,068	—	—	8,811
Year Ended June 30, 2019	4,999	1,744	—	—	6,743
All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.
3.See Exhibit Index below. Compensatory plans or arrangements are identified by an “*”.
(b)See Exhibit Index below.
(c)Not applicable.
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
Date: September 2, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, September 2, 2021 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, September 2, 2021 Director

By: /S/ JOHN C. TRIPP	/S/SCOTT W. SPROULE
John C. Tripp, September 2, 2021 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Scott W. Sproule, September 2, 2021 Director

/S/DEBORAH R GORDON	/S/RUSSELL D. CARREKER
Deborah R. Gordon, September 2, 2021 Director	Russell D. Carreker, September 2, 2021 Director

/S/CHRISTOPHER C. GAHAGAN
Christopher C. Gahagan, September 2, 2021 Director