Form 10-Q
period 2021-09-30
STARRETT L S CO
filed 2021-11-05
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	October 21, 2021
Class A Common Shares	6,628,421
Class B Common Shares	605,292

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	9/30/2021	6/30/2021
ASSETS
Current assets:
Cash	$6,627	$9,105
Accounts receivable (less allowance for doubtful accounts of $647 and $665, respectively)	39,087	35,076
Inventories	61,198	60,572
Prepaid expenses and other current assets	15,505	14,467
Total current assets	122,417	119,220

Property, plant and equipment, net	36,115	35,992
Right of use assets	6,490	4,298
Deferred tax assets, net	18,717	19,073
Intangible assets, net	4,843	4,888
Goodwill	1,015	1,015
Total assets	$189,597	$184,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$21,997	$15,959
Current lease liability	1,779	1,650
Accounts payable	17,310	17,229
Accrued expenses	9,468	8,811
Accrued compensation	5,743	8,040
Total current liabilities	56,297	51,689

Other tax obligations	2,826	2,866
Long-term lease liability	4,847	2,734
Long-term debt, net of current portion	5,540	6,010
Postretirement benefit and pension obligations	36,839	37,652
Total liabilities	106,349	100,951

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,619,304 outstanding at September 30, 2021 and 6,475,307 outstanding at June 30, 2021)	6,619	6,475
Class B Common stock $1 par (10,000,000 shares authorized; 607,032 outstanding at September 30, 2021 and 633,505 outstanding at June 30, 2021	607	634
Additional paid-in capital	56,548	56,507
Retained earnings	77,413	74,181
Accumulated other comprehensive loss	(57,939)	(54,262)
Total stockholders' equity	83,248	83,535
Total liabilities and stockholders’ equity	$189,597	$184,486

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended
	9/30/2021	9/30/2020

Net sales	$61,514	$49,411
Cost of goods sold	41,369	33,839
Gross margin	20,145	15,572
% of Net sales	32.7%	31.5%

Restructuring charges	—	346
Selling, general and administrative expenses	16,012	13,391

Operating income	4,133	1,835

Other (expense)	226	(1)

Income before income taxes	4,359	1,834

Income tax expense (benefit)	1,127	(2,282)

Net income	$3,232	$4,116

Basic income per share	$0.45	$0.59
Diluted income per share	$0.44	$0.57

Weighted average outstanding shares used in per share calculations:
Basic	7,126	6,988
Diluted	7,396	7,245

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	9/30/2021	9/30/2020

Net income	$3,232	$4,116
Other comprehensive (loss):
Currency translation (loss), net of tax	(3,611)	(236)
Pension and postretirement plans, net of tax	(66)	(22)
Other comprehensive (loss)	(3,677)	(258)

Total comprehensive (loss) income	$(445)	$3,858

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)
For the Three Month Period Ended September 30, 2021:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535
Total comprehensive income (loss)	—	—	—	3,232	(3,677)	(445)
Repurchase of shares	—	(2)	(14)	—	—	(16)
Stock-based compensation	119	—	55	—	—	174
Conversion	25	(25)	—	—	—	—
Balance September 30, 2021	$6,619	$607	$56,548	$77,413	$(57,939)	$83,248

Accumulated balance consists of:
Translation loss					$(59,657)
Pension and postretirement plans, net of taxes					1,718
					$(57,939)

For the Three Month Period Ended September 30, 2020:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2020	$6,308	$680	$55,762	$58,648	$(75,415)	$45,983
Total comprehensive income (loss)	—	—	—	4,116	(258)	3,858
Repurchase of shares	—	(2)	(4)	—	—	(6)
Stock-based compensation	8	—	359	—	—	367
Conversion	26	(26)	—	—	—	—
Balance September 30, 2020	$6,342	$652	$56,117	$62,764	$(75,673)	$50,202

Accumulated balance consists of:
Translation loss					$(62,110)
Pension and postretirement plans, net of taxes					(13,563)
					$(75,673)
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	9/30/2021	9/30/2020

Cash flows from operating activities:

Net income	$3,232	$4,116

Non-cash operating activities:
Depreciation	1,262	1,360
Amortization	335	300
Stock-based compensation	174	367
Net long-term tax obligations	38	17
Deferred taxes	193	(2,822)
Postretirement benefit and pension obligations	(353)	4
Working capital changes:
Accounts receivable	(5,797)	(1,656)
Inventories	(2,887)	3,194
Other current assets	(1,888)	(324)
Other current liabilities	104	678
Prepaid pension expense	(288)	(1,609)
Other	34	38
Net cash (used in) provided by operating activities	(5,841)	3,663

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,334)	(1,543)
Software development	(290)	(251)
Net cash (used in) investing activities	(2,624)	(1,794)

Cash flows from financing activities:
Proceeds from borrowing	13,767	4,462
Debt repayments	(8,040)	(8,475)
Shares repurchased	(16)	(6)
Net cash provided by (used in) financing activities	5,711	(4,019)

Effect of exchange rate changes on cash	276	253

Net decrease in cash	(2,478)	(1,897)
Cash, beginning of period	9,105	13,458
Cash, end of period	$6,627	$11,561

Supplemental cash flow information:
Interest paid	$224	$201
Income taxes paid, net	1,116	1,224
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Consolidated Financial Statements
September 30, 2021 (Unaudited)
Note 1:    Basis of Presentation and Summary of Significant Account Policies
The unaudited interim consolidated financial statements as of and for the three months ended September 30, 2021 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The balance as of June 30, 2021 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2021.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2021 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Throughout the pandemic crisis, the Company's main focus has been on protecting the health and well-being of its employees, and the long-term financial health of the Company. It remains very difficult for management to predict when this crisis will no longer be a risk to future sales and operations. To the extent that pandemic-related events do not provide evidence about conditions that existed at the balance-sheet date, the Company considers it necessary to disclose it cannot estimate all aspects of the impact on the financial statements as a result of the on-going pandemic.

Note 2:    Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2021. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months Ended September 30, 2021

Sales[1]	$33,809	$27,705	$—	$61,514

Operating Income (Loss)	$2,501	$3,583	$(1,951)	$4,133

Three Months Ended September 30, 2020

Sales[2]	$25,984	$23,427	$—	$49,411

Operating Income (Loss)	$839	$2,830	$(1,834)	$1,835

1.Excludes $749 of North American segment intercompany sales to the International segment, and $5,336 of International segment intercompany sales to the North American segment.
2.Excludes $746 of North American segment intercompany sales to the International segment, and $2,786 of International segment intercompany sales to the North American segment.

Note 3:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of September 30, 2021, and June 30, 2021, the balance of the return asset was $0.1 million and $0.2 million, respectively, and the balance of the refund liability was $0.2 million and $0.2 million, respectively. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.5 million and $0.4 million at September 30, 2021 and June 30, 2021, respectively, located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	9/30/2021	9/30/2020
North America
United States	$32,020	$24,337
Canada & Mexico	1,789	1,647
	33,809	25,984
International
Brazil	19,203	14,908
United Kingdom	4,968	4,995
China	1,618	1,581
Australia & New Zealand	1,916	1,943
	27,705	23,427

Total Sales	$61,514	$49,411

Note 4:    Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14

removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The Company adopted this ASU on July 1, 2021. The amendments in ASU 2018-14 must be applied on a retrospective basis. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.
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

The Company adopted the amendments in this update on July 1, 2021 without a material impact on its consolidated financial statements.
Recently Issued Accounting Standards not yet adopted:
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of)
reference rate reform on financial reporting. Optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The Company currently has no hedging type contracts or others tied to reference rates where this standard would have a material impact to the Company's accounting. The first amendment to the amended and restated loan and security agreement with TD Bank dated September 17, 2020 increased the maximum interest charged on the Line of Credit from and annual interest rate of 2.25% plus LIBOR to 3.50% plus LIBOR, but ultimately our interest rate is capped accordingly in this agreement. The Company does not expect the adoption of this standard to have a material impaction on its consolidated financial statements.

In November 2019, FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates of certain major new accounting standards. Of those standards affected the following is the only one not yet implemented by the Company. Financial Instruments Credit Losses ASU 2016-13 (ASC 326) and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Note 5:    Leases
Operating lease cost amounted to $0.7 million and $0.6 million for three months period ended September 30, 2021 and 2020. As of September 30, 2021, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	6,490	$6,619	$7,936
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.9 years. As of September 30, 2021, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.
In September 2021, the Company entered into a six year lease in China for 100,682 square feet and recorded a right of use asset for $2.6 million. The facility is expected to be operational by the end of 2021. In July, Starrett UK leased space to another company for annual rent of $0.2 million and incremental applicable service charges. The lease is a 20 year agreement with a contract review in 2026. The fees are recorded in Other Income in the Company's Consolidated Statement of Operations.
At September 30, 2021, the Company had the following fiscal year minimum operating lease commitments (in thousands)

Three Months Ended September 30, 2021	Operating Lease Commitments
2022 (Remainder of year)	$1,727
2023	1,656
2024	1,523
2025	1,166
2026	1,013
Thereafter	850
Subtotal	$7,936
Imputed interest	(1,316)
Total	6,619

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

Options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of September 30, 2021, there were 7,500 stock options and 135,582 restricted stock units outstanding. There were 22,401 shares available for grant under the 2012 Stock Plan as of September 30, 2021.
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
No stock options were granted during the three months ended September 30, 2021 and 2020.
The weighted average contractual term for stock options outstanding as of September 30, 2021 was 1.25 years.  The aggregate intrinsic value of stock options outstanding as of September 30, 2021 was less than $0.1 million. Stock options exercisable as of September 30, 2021 were 7,500 shares. In recognizing stock compensation expense for the 2012 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.
There were no RSU awards granted during the three months ended September 30, 2021. There were 114,221 RSUs settled, and 11,174 RSUs forfeited during the three months ended September 30, 2021.  The aggregate intrinsic value of RSU awards outstanding as of September 30, 2021 was $1.7 million. All awards vesting in the quarter ending of September 30, 2021 have been issued and settled.
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
Compensation expense related to all stock-based plans for the three-month periods ended September 30, 2021 and 2020 was $0.1 million, and $0.3 million, respectively. As of September 30, 2021, there was $2.2 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.5 million is expected to be recognized over a weighted average period of 1.5 years.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	9/30/2021	6/30/2021
Raw material and supplies	$29,123	$29,271
Goods in process and finished parts	15,863	16,096
Finished goods	36,613	37,344
	81,599	82,711
LIFO Reserve	(20,401)	(22,139)
	$61,198	$60,572

Of the Company’s $61.2 million and $60.6 million total inventory at September 30, 2021 and June 30, 2021, respectively, the $20.4 million and $22.1 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $27.3 million on a FIFO basis and $6.9 million on a LIFO basis at September 30, 2021. The Core U.S. business had total Inventory, on a FIFO basis, of $27.8 million and $5.7 million on a LIFO basis as of June 30, 2020. The use of LIFO, as compared to FIFO, resulted in a $1.7 million increase in cost of sales for the goods sold in the period ending September 30, 2021 compared to $0.5 million increase in the three months ending September 30, 2020.
Note 8:    Goodwill and Intangible Assets

The Company concluded there was no triggering events in fiscal 2021 nor in the Three Months Ended September 30, 2021 and no impairment was recorded during that time.
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
Amortizable intangible assets consist of the following (in thousands):

	9/30/2021	6/30/2021
Trademarks and trade names	2,070	2,070
Completed technology	2,010	2,010
Customer relationships	630	630
Software development	10,534	10,244
Gross intangible assets	15,244	14,954
Accumulated amortization and impairment	(10,401)	(10,066)
Net intangible assets	$4,843	$4,888
Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next 5 years and thereafter, is as follows (in thousands):

2022 remaining	$1,048
2023	1,211
2024	940
2025	781
2026	571
2027	132
Thereafter	160
Total net balance	$4,843

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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other Income except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended
	9/30/2021	9/30/2020
Service cost	$—	$—
Interest cost	1,033	1,113
Expected return on plan assets	(1,100)	(1,108)
Amortization of net loss	14	13
	$(53)	$18
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended
	9/30/2021	9/30/2020
Service cost	$9	$21
Interest cost	12	51
Amortization of prior service credit	(368)	(134)
Amortization of net loss	47	42
	$(300)	$(20)
For the three month period ended September 30, 2021, the Company contributed zero in the U.S. and $0.3 million in the UK pension plans. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2021, the contribution for fiscal 2022 for the U.S. plans would require a contribution of $5.6 million and the U.K. plan would require one of $1.0 million However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2022 was reduced from $5.6 million to $0.6 million. The Company feels that government regulation is only a small part of deciding the pension funding, and as a result, intends to contribute more than the federal requirement.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	9/30/2021	6/30/2021
Short-term and current maturities
Loan and Security Agreement (Line of Credit)	12,409	9,153
Loan and Security Agreement (Term Loan)	1,494	1,509
Brazil Loans	8,094	5,297
	21,997	15,959
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	5,540	6,010
	$27,537	$21,969

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

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank updated its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from and annual interest rate of 2.25% plus LIBOR to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values. As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement and will provide additional reporting supporting the borrowing base and covenants certifications. This minimum adjusted EBITDA covenant was based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. The Company has applied certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement. The Company will also apply certain proceeds from certain future sales against the principle balance of the term loans under the TD Bank loan agreement. The Agreement has reverted to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter. The Company was compliant with the minimum liquidity requirement and the minimum adjusted cumulative EBITDA required bank covenants as of September 30, 2021.
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
Total debt increased $5.6 million during the three months ending September 30, 2021.  Availability under the Line of Credit remains subject to a borrowing base comprised of accounts receivable and inventory. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of September 30, 2021 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Bradesco	2.37%	December 2020	December 2021	$595
Bradesco	4.74%	December 2020	December 2021	551
Santander	5.98%	February 2021	February 2022	1,250
Brazil Bank	2.80%	May 2021	May 2022	1,398
Bradesco	1.88%	July 2021	July 2022	1,300
Bradesco	2.05%	August 2021	July 2022	400
Santander	2.15%	August 2021	July 2022	1,200
Brazil Bank	2.10%	August 2021	August 2022	1,400

				$8,094

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

The tax expense for the first quarter of fiscal 2022 was $1.1 million on a profit before tax of $4.4 million (an effective tax rate of 26%). This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits and permanent deductions generated from research expenses. The tax expense for the first quarter of fiscal 2021 was a benefit of $(2.3) million on a profit before tax of $1.8 million (an effective tax rate of (124)%). Before the discrete benefits relating to legislation enacted during the first quarter in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $0.7 million or 36% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

U.S. Federal tax returns for years prior to fiscal 2018 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of September 30, 2021, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 – present. During the next twelve months, it is possible there will be a reduction of less than $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Use of Non-U.S. GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this quarterly report on Form 10-Q, we discuss non-U.S. GAAP financial measures related to currency-neutral sales, as well as adjusted operating income.

We present these non-U.S. GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non-U.S. GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Currency-neutral sales are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs and the gain on the sale of assets that are reflected in one period but not the other in order to show comparative operational performance. We include a reconciliation of currency-neutral revenues and adjusted operating income to its comparable U.S. GAAP financial measures.

References to currency-neutral sales and adjusted operating income should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non U.S GAAP financial measures used by other companies. In evaluating these non-U.S. GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-U.S. GAAP financial measures should not be construed to imply that its future results will be unaffected by any such adjustments. Non-U.S. GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

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

Three months ended September 30, 2021 and September 30, 2020

The following table represents key results of operations on a consolidated basis for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended
(Amounts in thousands)	9/30/2021	9/30/2020	$ Change favorable (unfavorable)	% Change
Net sales	$61,514	$49,411	$12,103	24.5%
Gross margin	20,145	15,572	4,573	29.4%
% of net sales	32.7%	31.5%

Selling, general and administrative expenses	16,012	13,391	(2,621)	(19.6)%
% of net sales	26.0%	27.1%

Restructuring charges	—	346	346	100.0%

Operating income	4,133	1,835	2,298	125.2%

Other income (expense), net	226	(1)	227	227.0%

Income before income taxes	4,359	1,834	2,525	137.7%

Income tax expense (benefit)	1,127	(2,282)	(3,409)	(149.4)%

Net income	$3,232	$4,116	(884)	(21.5)%

U.S. GAAP to Non-U.S. GAAP reconciliation:
	Three Months Ended
(Amounts in thousands)	9/30/2021	9/30/2020	$ Change favorable (unfavorable)	% Change
Operating income as reported	$4,133	$1,835	$2,298	125%
Removing restructuring charges	—	(346)	(346)	—
Non-U.S. GAAP adjusted operating income	$4,133	$2,181	$1,952	90%
% of net sales	6.7%	4.4%		230 basis points

Key Results by Reporting Segment

	Three Months Ended September 30, 2021				Three Months Ended September 30,2020
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$33,809	$27,705	$—	$61,514	$25,984	$23,427	$—	$49,411
Gross margin	9,535	10,610	—	20,145	6,838	8,734	—	15,572
% of net sales	28.2%	38.3%		32.7%	26.3%	37.3%		31.5%
Selling, general and administrative expenses	7,034	7,027	1,951	16,012	5,653	5,904	1,834	13,391
% of net sales	20.8%	25.4%		26.0%	21.8%	25.2%		27.1%
Restructuring charges	—	—	—	—	346	—	—	346
Operating income	2,501	3,583	(1,951)	4,133	839	2,830	(1,834)	1,835
% of net sales	7.4%	12.9%		6.7%	3.2%	12.1%		3.7%

Non-U.S. GAAP Measure Reconciliation: Fiscal 2022 Q1 "Currency Neutral" Net Sales

	Three months ended
(Amounts in Thousands)	9/30/2021	9/30/2020	$ Change	% Change
Net Sales, as reported	61,514	49,411	12,103	24.5%
Currency Neutralizing Adjustment*	(1,093)	—	(1,093)	(2.2)%
Q1 FY22 Currency Neutral Net Sales	60,421	49,411	11,010	22.3%
North America Net Sales, as reported	33,809	25,984	7,825	30.1%
Currency Neutralizing Adjustment*	(137)	—	(137)	(0.5)%
Q1FY22 Currency Neutral North America Net Sales	33,672	25,984	7,688	29.6%
International Net Sales, as reported	27,705	23,427	4,278	18.3%
Currency Neutralizing Adjustment*	(956)	—	(956)	(4.1)%
Q1FY22 Currency Neutral International Net Sales	26,749	23,427	3,322	14.2%
*"Currency Neutralizing Adjustment" = Change when converting Q1FY22 sales in non USD functional currencies at the same exchange rates used in the comparison period
Overview
As the Company closed fiscal 2021, order intake and sales volume across its portfolio were equal to or exceeding pre-pandemic levels. This trend has continued into the September quarter and the Company expects continuation in fiscal 2022. For the three months ending September 30, 2021 and September 30, 2020 sales were $61.5 million and $49.4 million, respectively, a $12.1 million or 24.5% improvement. As the United States Dollar has weakened against the Brazilian currency during the comparison period, currency neutral sales would be $60.4 million, with the percentage increase in sales slightly lower at 22.3%. Consolidated gross margins are improved during the same period, from 31.5% of sales in the period ending September 30, 2020 to 32.7% of sales in the period ending September 30, 2021. This is the positive impact of our restructuring efforts completed in fiscal 2021, which are partially offset by pandemic related supply chain challenges, raw material price increases, and an increase in wages related to labor shortages in North America. The Company expects supply chains issues to continue into calendar year 2022. Selling, General and Administrative expenses have increased overall by $2.6 million, or 19.6% when comparing the quarter ending on September 30, 2020 to the quarter ending on September 30, 2021, largely due to variable selling expenses related to the increase in sales. As a percentage of sales overall, selling, general and administrative expenses have decreased from 27.1% of sales in the quarter ending September 30, 2020 to 26% in the quarter ending on September 30, 2021. In the three months ending September 30, 2021 operating income was $4.1 million, a $2.3 million or 125.2% improvement over September 30, 2020 during which the company reported operating income of $1.8 million.
Net Sales
In the three months ending September 30, 2021 sales were $61.5 million with North America sales of $33.8 million and International of $27.7 million. In the three months ending September 30, 2020 North America sales were $26.0 million and International sales were $23.4 million. North American sales have increased 30.1% and International sales have increased 18.3% in the quarter ending September 30, 2021 when comparing to the first quarter of fiscal 2021. The foreign exchange translation impact on reported sales was favorable in the three months ending September 30, 2021, as compared to being unfavorable during the period ending a year prior. On a currency neutral basis when comparing the two periods, sales in the current period would be $60.4 million or 22.3% higher than the $49.1 million in sales reported for the three months ending September 30, 2020.
Gross Margin
Gross margin of $20.1 million in the three months ending September 30, 2021 is an increase of $4.6 million or 29.4% over the three months ending September 30, 2020 at $15.6 million. In the three months ending September 30, 2021 compared to September 30, 2020, International gross margin improved to $10.6 million, or 38.3% of sales, compared to $8.7 million, or 37.3% of sales. North American gross margin improved to $9.5 million, or 28.2% of sales in the three months ending September 30, 2021 from $6.8 million, or 26.3% of sales in the three months ending September 30, 2020. Improvement in gross margin as a percentage of sales is related to the positive impact of restructuring projects completed in fiscal 2021 and improved factory utilization rates associated with higher volumes. However, those positive impacts have been partially offset by responses to pandemic related supply chain delays and challenges, an increase in wages related to labor shortages in North America, and raw material price increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $16.0 million in the three months ending September 30, 2021 increased $2.6 million or 19.6% over the three months ending September 30, 2020, excluding $0.3 million of restructuring cost at $13.4 million. The increase in selling, general and administrative expenses is due primarily to some variable selling expenses which are increased commensurate with the increase in sales. Additionally, as a cash conserving measure during the height of the pandemic, salaries and compensation of many selling and administrative employees had been temporarily reduced by up to 20% during the period ending September 30, 2020, and were completely restored during the period ending September 30, 2021. Overall, selling, general and administrative expenses as a percentage of sales improved to 26.0% in the three months ending September 30, 2021 from 27.1% in the three months ending September 30, 2020, with North America decreasing from 21.8% of sales to 20.8% of sales and International increasing to 25.4% of sales from 25.2% of sales during the comparative period.
Income Taxes
In the three months ending September 30, 2021, the tax expense was $1.1 million on a profit before tax of $4.4 million (an effective tax rate of 26%). This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits and permanent deductions generated from research expenses. In the three months ending September 30, 2020, the tax expense was a benefit of $(2.3) million on a profit before tax of $1.8 million (an effective tax rate of (124)%). Before the discrete benefits relating to legislation enacted during the first quarter in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset, tax expense was $0.7 million or 36% of pre-tax income. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.
Net Income
In the three months ending September 30, 2021 net income was $3.2 million or 21.5% lower than net income of $4.1 million in the three months ending September 30, 2020, which had non-recurring income tax benefit of $2.3 million because the first quarter of fiscal 2021 includes a discrete benefit of $2.7 million related to the impact of enacted GILTI legislation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	9/30/2021	9/30/2020

Cash (used in) provided by operating activities	$(5,841)	$3,663
Cash (used in) investing activities	(2,624)	(1,794)
Cash provided by (used in) financing activities	5,711	(4,019)
Effect of exchange rate changes on cash	276	253

Net (decrease) in cash	$(2,478)	$(1,897)
Net cash flows for the Three Months Ended September 30, 2021 decreased $2.5 million as cash from operations decreased $5.8 million with net income of $3.2 million offset by an increase in accounts receivable of $5.8 million on improved sales and the Company planned $2.9 million increase in inventories due to global supply chain issues. Cash from investing activities decreased $2.6 million as a result of $2.3 million in capital expenditures and $0.3 million in software development while cash provided from financing increased $5.7 million as the Company's borrowed $13.8 million and repaid $8.0 million.
The Company believes it maintains sufficient liquidity and has the resources to fund its operations.
The Company believes that existing cash and cash expected to be provided by future operating activities are adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months. If the

Company's expectations are incorrect or the impact from the COVID-19 pandemic worsens then it may need to take advantage of unanticipated strategic opportunities to strengthen our financial position, which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

On June 25, 2020, the Borrowers and TD Bank entered into an amendment and restatement (the “Amendment and Restatement”) of the Loan Agreement. The Amendment and Restatement waived the fixed charge coverage ratio for the quarter ended June 30, 2020.

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from an annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values. As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement. The Company has applied certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement. The Company will also apply certain proceeds from certain future sales against the principle balance of the term loans under the TD Bank loan agreement. The Agreement has reverted to the existing covenant package for the quarter ending September 30, 2021 and every quarter thereafter. The Company was compliant with the minimum liquidity requirement and the minimum adjusted cumulative EBITDA required bank covenants as of September 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the Three Months Ended September 30, 2021 and 2020 was 1.9% and 1.9% respectively.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
One should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2021.
ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2021, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1A.    RISK FACTORS

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, competition, sales, expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to securities analysts and investors. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2021. There have been no material changes from the factors disclosed in our Form 10-K for the year ended June 30, 2021.

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

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 5, 2021	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	November 5, 2021	/S/R. John C. Tripp
John C. Trip - Treasurer and CFO (Principal Accounting Officer)