Form 10-Q
period 2021-12-31
STARRETT L S CO
filed 2022-02-07
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	January 27, 2022
Class A Common Shares	—
Class B Common Shares	—

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	12/31/2021	06/30/2021
ASSETS
Current assets:
Cash	$9,437	$9,105
Accounts receivable (less allowance for doubtful accounts of $602 and $665, respectively)	34,535	35,076
Inventories	63,874	60,572
Prepaid expenses and other current assets	14,473	14,467
Total current assets	122,319	119,220

Property, plant and equipment, net	35,851	35,992
Right of use assets	5,772	4,298
Deferred tax assets, net	18,601	19,073
Intangible assets, net	4,761	4,888
Goodwill	1,015	1,015
Total assets	$188,319	$184,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$21,969	$15,959
Current lease liability	1,418	1,650
Accounts payable	15,108	17,229
Accrued expenses	9,191	8,811
Accrued compensation	4,128	8,040
Total current liabilities	51,814	51,689

Other tax obligations	2,870	2,866
Long-term lease liability	4,514	2,734
Long-term debt, net of current portion	9,158	6,010
Postretirement benefit and pension obligations	34,778	37,652
Total liabilities	103,134	100,951

Stockholders' equity:
Class A Common stock $1 par 20,000,000 shares authorized; 6,644,107 outstanding at December 31, 2021 and 6,475,307 outstanding at June 30, 2021)	6,644	6,475
Class B Common stock $1 par (10,000,000 shares authorized; 607,748 outstanding at December 31, 2021 and 633,505 outstanding at June 30, 2021	608	634
Additional paid-in capital	56,869	56,507
Retained earnings	79,941	74,181
Accumulated other comprehensive loss	(58,877)	(54,262)
Total stockholders' equity	85,185	83,535
Total liabilities and stockholders’ equity	$188,319	$184,486

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	3 Months Ended		6 Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020

Net sales	$61,318	$54,054	$122,832	$103,464
Cost of goods sold	42,368	36,449	83,737	70,287
Gross margin	18,950	17,605	39,095	33,177
% of Net sales	30.9%	32.6%	31.8%	32.1%

Restructuring charges	—	384	—	730
Gain on sale of building	—	(3,204)	—	(3,204)
Selling, general and administrative expenses	14,749	14,224	30,762	27,615

Operating income	4,201	6,201	8,333	8,036

Other (expense), net	(662)	(426)	(436)	(427)

Income before income taxes	3,539	5,775	7,897	7,609

Income tax expense (benefit)	1,011	1,918	2,137	(364)

Net income	$2,528	$3,857	$5,760	$7,973

Basic income per share	$0.35	$0.54	$0.80	$1.13
Diluted income per share	$0.34	$0.53	$0.77	$1.10

Weighted average outstanding shares used in per share calculations:
Basic	7,243	7,081	7,185	7,035
Diluted	7,492	7,294	7,473	7,260

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	3 Months Ended		6 Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020

Net income	$2,528	$3,857	$5,760	$7,973
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	(871)	3,846	(4,482)	3,610
Pension and postretirement plans, net of tax	(67)	1	(133)	(21)
Other comprehensive income (loss)	(938)	3,847	(4,615)	3,589

Total comprehensive income	$1,590	$7,704	$1,145	$11,562

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Six-Month Period Ended December 31, 2021:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535
Total comprehensive income (loss)	—	—	—	3,232	(3,677)	(445)
Repurchase of shares	—	(2)	(14)	—	—	(16)
Stock-based compensation	119	—	55	—	—	174
Conversion	25	(25)	—	—	—	—
Balance September 30, 2021	$6,619	$607	$56,548	$77,413	$(57,939)	$83,248

Total comprehensive income	—	—	—	2,528	(938)	1,590
Repurchase of shares	—	—	(7)	—	—	(7)
Issuance of stock	7	8	102	—	—	117
Stock-based compensation	11	—	226	—	—	237
Conversion	7	(7)	—	—	—	—
Balance December 31, 2021	$6,644	$608	$56,869	$79,941	$(58,877)	$85,185

Accumulated balance consists of:
Translation loss					$(60,528)
Pension and postretirement plans, net of taxes					1,651
					$(58,877)
For the Three and Six-Month Period Ended December 31, 2020:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2020	$6,308	$680	$55,762	$58,648	$(75,415)	$45,983
Total comprehensive income (loss)	—	—	—	4,116	(258)	3,858
Repurchase of shares	—	(2)	(4)	—	—	(6)
Stock-based compensation	8	—	359	—	—	367
Conversion	26	(26)	—	—	—	—
Balance September 30, 2020	$6,342	$652	$56,117	$62,764	$(75,673)	$50,202

Total comprehensive income	—	—	—	3,857	3,847	7,704
Repurchase of shares	—	—	(1)	—	—	(1)
Issuance of stock	—	8	17	—	—	25
Stock-based compensation	103	—	51	—	—	154
Conversion	3	(3)	—	—	—	—
Balance December 31, 2020	$6,448	$657	$56,184	$66,621	$(71,826)	$58,084

Accumulated balance consists of:
Translation loss					$(58,264)
Pension and postretirement plans, net of taxes					(13,562)
					$(71,826)
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	6 Months Ended
	12/31/2021	12/31/2020
Cash flows from operating activities:

Net income	$5,760	$7,973

Non-cash operating activities:
Gain from sale of real estate	—	(3,204)
Depreciation	2,567	2,681
Amortization	660	605
Stock-based compensation	411	521
Net long-term tax obligations	86	114
Deferred taxes	305	(2,564)
Postretirement benefit and pension obligations	(706)	32
Working capital changes:
Accounts receivable	(1,619)	(2,911)
Inventories	(6,002)	4,615
Other current assets	(1,063)	(349)
Other current liabilities	(3,767)	(1,813)
Prepaid pension expense	(2,071)	(3,469)
Other	872	170
Net cash (used in) provided by operating activities	(4,567)	2,401

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,457)	(3,050)
Software development	(533)	(537)
Proceeds from sale of real estate	—	5,214
Net cash (used in) provided by investing activities	(4,990)	1,627

Cash flows from financing activities:
Proceeds from borrowing	29,605	9,142
Debt repayments	(20,244)	(12,608)
Proceeds from common stock issued	117	25
Shares repurchased	(23)	(7)
Net cash provided by (used in) financing activities	9,455	(3,448)

Effect of exchange rate changes on cash	434	521

Net increase in cash	332	1,101
Cash, beginning of period	9,105	13,458
Cash, end of period	$9,437	$14,559

Supplemental cash flow information:
Interest paid	$465	$423
Income taxes paid, net	2,222	2,941
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements
December 31, 2021
Note 1:    Basis of Presentation and Summary of Significant Account Policies
The unaudited interim consolidated financial statements as of and for the six months ended December 31, 2021 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2021.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2021

Sales[1]	$32,666	$28,652	$—	$61,318
Operating Income (Loss)	$1,549	$4,394	$(1,742)	$4,201

Three Months ended December 31, 2020

Sales[2]	$27,106	$26,948	$—	$54,054
Operating Income (Loss)	$3,688	$4,436	$(1,923)	$6,201
1.Excludes $930 of North American segment intercompany sales to the International segment, and $4,412 of International segment intercompany sales to the North American segment.

2.Excludes $992 of North American segment intercompany sales to the International segment, and $2,610 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Six months ended December 31, 2021

Sales[1]	$66,475	$56,357	$—	$122,832
Operating Income (Loss)	$4,050	$7,977	$(3,694)	$8,333

Six months ended December 31, 2020

Sales[2]	$53,089	$50,375	$—	$103,464
Operating Income (Loss)	$4,516	$7,277	$(3,757)	$8,036
1.Excludes $1,679 of North American segment intercompany sales to the International segment, and $9,748 of International segment intercompany sales to the North American segment.
2.Excludes $1,737 of North American segment intercompany sales to the International segment, and $5,396 of International segment intercompany sales to the North American segment.
Note 3:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of December 31, 2021 and June 30, 2021, the balance of the return asset was $0.1 million and $0.2 million, respectively, and the balance of the refund liability as of December 31, 2021 and June 30, 2021 was $0.2 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.9 million and $0.6 million at December 31, 2021 and June 30, 2021, respectively, located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
North America
United States	$30,912	$25,345	$62,932	$49,682
Canada & Mexico	1,754	1,761	3,543	3,408
	32,666	27,106	66,475	53,090
International
Brazil	18,687	17,493	37,890	32,401
United Kingdom	4,729	5,554	9,697	10,548
China	2,244	2,005	3,862	3,586
Australia & New Zealand	2,992	1,896	4,908	3,839
	28,652	26,948	56,357	50,374

Total Sales	$61,318	$54,054	$122,832	$103,464
Note 4:    Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company to July 1, 2022. The Company does not expect the adoption of this standard to have a material impact on the financial position and results of operations.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for the Company beginning July 1, 2021 and must be applied on a retrospective basis. The Company does not expect the adoption of this standard to have a material impact on the financial position and results of operations or the required disclosures.
Note 5:    Leases
Operating lease cost amounted to $0.8 million and $1.6 million for the three and six months period ended December 31, 2021 and $0.6 million and $1.2 million for the three and six months period ended December 31, 2020. As of December 31, 2021, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,772	$5,932	$7,201
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

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.6 years. As of December 31, 2021, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.
The Company entered into $0.1 million and $2.6 million in new operating lease commitments and incurred immaterial exchange expense during the three and six months ended December 31, 2021.
At December 31, 2021, the Company had the following fiscal year minimum operating lease commitments (in thousands)

Six months ended December 31, 2021	Operating Lease Commitments
2021 (Remainder of year)	$994
2023	1,689
2024	1,520
2025	1,129
2026	1,044
Thereafter	824
Subtotal	$7,201
Imputed interest	(1,269)
Total	5,932
Note 6:    Stock-based Compensation

On September 5, 2012, the Board of Directors adopted The L.S. Starrett Company 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan was approved by shareholders on October 17, 2012 and the material terms of its performance goals were re-approved by shareholders at the Company’s Annual Meeting held on October 18, 2017. There are no shares available under the 2012 Plan.

On September 1, 2021, the Board of Directors adopted The L.S. Starrett Company 2021 Long Term Incentive Plan (the “2021 Stock Plan”). The 2021 Stock Plan was approved by shareholders on October 13, 2021.

Both the 2012 and 2021 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2021 and 2012 Stock Plans provide for the issuance of up to 500,000 shares of common stock.

Under both plans, options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of December 31, 2021, there were no stock options and 205,636 restricted stock units outstanding. There were 441,901 shares available for grant under the 2021 Stock Plan as of December 31, 2021.
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
No stock options were granted during the six months ended December 31, 2021 and 2020.
The weighted average contractual term for stock options outstanding as of December 31, 2021 was 1.0 years.  There are no stock options outstanding as of December 31, 2021. There were no stock options exercisable as of December 31, 2021. In recognizing stock compensation expense for the 2012 and 2021 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.
There were 80,500 RSU awards with a fair value of $11.35 per RSU granted during the six months ended December 31, 2021. There were 124,668 RSUs settled, and 11,174 RSUs forfeited during the six months ended December 31, 2021.  The aggregate intrinsic value of RSU awards outstanding as of December 31, 2021 was $1.9 million. As of December 31, 2021, all vested awards have been issued and settled.
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
Compensation expense related to all stock-based plans for the three and six-month periods ended December 31, 2021 were $0.2 million and $0.3 million as compared to the prior year three and six months of $0.2 million and $0.5 million, respectively.  As of December 31, 2021, there was $2.8 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $1.7 million relates to performance based RSU grants that are not expected to be awarded. The remaining $1.1 million is expected to be recognized over a weighted average period of 2.0 years.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	12/31/2021	06/30/2021
Raw material and supplies	$30,687	$29,271
Goods in process and finished parts	16,592	16,096
Finished goods	37,853	37,344
	85,132	82,711
LIFO Reserve	(21,258)	(22,139)
	$63,874	$60,572

Of the Company’s $63.9 million and $60.6 million total inventory at December 31, 2021 and June 30, 2021, respectively, the $21.3 million and  $22.1 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $30.2 million on a FIFO basis and $8.9 million on a LIFO basis at December 31, 2021. The Core U.S. business had total Inventory, on a FIFO basis, of $27.8 million and $5.7 million on a LIFO basis as of June 30, 2021. The use of LIFO, as compared to FIFO, resulted in a $0.1 million decrease in cost of sales for the goods sold in the period ending December 31, 2021 compared to $0.4 million in the six months ending December 31, 2020.
Note 8:    Goodwill and Intangible Assets

The Company’s acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. During the fourth quarter of fiscal year 2020 the Company tested impairment of intangible assets according to ASC 360 "Property, Plant and Equipment" and determined the carrying value was deemed to be recoverable at Bytewise but not at the private software company where the impairment of intangibles was calculated. The Company concluded that intangible assets of the private software company were impaired by $2.9 million.

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

The Company will continue to perform an annual assessment of goodwill associated with its purchase of a private software company. If future results significantly vary from current estimates, related projections, or business assumptions due to changes in industry or market conditions, the Company may be required to perform an impairment analysis prior to our annual test date if a triggering event is identified. As of December 31, 2021 , the Company did not identify a triggering event.
Amortizable intangible assets consist of the following (in thousands):

	12/31/2021	6/30/2021
Trademarks and trade names	2,070	2,070
Customer relationships	630	630
Software development	10,777	10,244
Total	13,477	12,944
Accumulated amortization and impairment	(8,716)	(8,056)
Total net balance	$4,761	$4,888
The category completed technology became fully amortized in November 2021 and, therefore, removed from the above table. Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next five years and thereafter, is as follows (in thousands):

2022 (Remainder of year)	$701
2023	1,260
2024	989
2025	829
2026	619
Thereafter	363
Total net balance	$4,761

Note 9:    Pension and Post-retirement Benefits
The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company has a postretirement medical insurance benefit plan for U.S. employees. The Company also has defined contribution plans.
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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), net in Consolidated Statements of Operations except (in the table below) for service cost . Service cost are in cost of sales and selling, general and administrative expenses. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Interest cost	1,031	1,118	2,064	2,231
Expected return on plan assets	(1,098)	(1,113)	(2,198)	(2,221)
Amortization of net loss	15	14	28	27
	$(52)	$19	$(106)	$37
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Service cost	$9	$22	$18	$43
Interest cost	13	52	25	103
Amortization of prior service credit	(369)	(135)	(737)	(269)
Amortization of net loss	47	41	94	83
	$(300)	$(20)	$(600)	$(40)
For both the three month and six month periods ended December 31, 2021, the Company contributed $1.5 million, in the U.S. and $0.3 million and $0.5 million in the UK pension plans for the same periods. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2021, the contribution for fiscal 2022 for the U.S. plans would require a contribution of $5.6 million and the U.K. plan would require one of $1.0 million However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2022 was reduced from $5.6 million to $0.6 million. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, intends to contribute more than the federal requirement. The Company is currently planning on evaluating the U.S. future contribution on a quarterly basis and plans to contribute $0.5 million in the 2nd half of fiscal 2022.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	12/31/2021	06/30/2021
Short-term and current maturities
Loan and Security Agreement (Line of credit)	13,746	9,153
Loan and Security Agreement (Term Loan)	1,509	1,509
Brazil Loans	6,714	5,297
	21,969	15,959
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	5,158	6,010
Brazil Loans	4,000	—
	9,158	6,010
	$31,127	$21,969
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
As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement and will provide additional reporting supporting the borrowing base and covenants certifications. This minimum adjusted EBITDA covenant was based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. As of September 30, 2021, the agreement has reverted to the prior covenant package. The Company was compliant with the minimum liquidity requirement and the minimum fixed charge coverage ratio required bank covenants as of December 31, 2021.
Total debt increased $9.2 million during the six months ended December 31, 2021, $5.4 million of which was an increase in Brazil. This is in response to increased working capital levels required to meet strong customer demand and counteract pandemic related supply chain disruptions and increased transit times.
During the six months ended December 31, 2021 the Brazilian subsidiary realized a build-up of ICMS (sales tax) credits, a consequence of the fiscal 2021 restructuring activities which increased the manufacturing activity and, therefore, raw material imports into Brazil. As the Company's Brazilian subsidiary is now exporting a larger proportion of its sales, its ability to re-claim these ICMS credits has been diminished. The Company is actively mitigating this consequence by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. This new methodology is common for similar sized, export focused companies in Brazil.

Availability under the Line of Credit remains subject to a borrowing base comprised of Accounts Receivable, Inventory, and Real Estate. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of December 31, 2021 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Santander	5.98%	February 2021	February 2022	$1,219
Brasil	2.80%	May 2021	May 2022	$795
Bradesco	1.88%	July 2021	July 2022	$1,170
Bradesco	2.05%	August 2021	July 2022	$400
Santander	2.15%	August 2021	July 2022	$731
Brasil	2.10%	August 2021	August 2022	$1,400
Itau	4.52%	October 2021	September 2024	$4,000
Santander	2.71%	December 2021	December 2022	1,000
				$10,714

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
The GILTI provisions have had the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. In general, this foreign income will effectively be taxed at an additional 10.5% tax rate reduced by any available current year foreign tax credits. The ability to benefit foreign tax credits may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income and other potential limitations within the foreign tax credit calculation.
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
For the three month period ended December 31, 2021, the Company recognized tax expense of $1.0 million on a profit before tax of $3.5 million or an effective tax rate of 29%. For the three month period ended December 31, 2020, the Company recognized tax expense of $1.9 million on a profit before tax of $5.8 million or an effective tax rate of 33%. The tax rate for both fiscal 2022 and fiscal 2021 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.
For the six month period ended December 31, 2021, the Company recognized a tax benefit of $2.1 million on a profit before tax of $7.9 million or an effective tax rate of 27%. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses. For the six month period ended December 31, 2020. the Company recognized tax expense of $(0.4) million on a profit before tax of $7.6 million or an effective tax rate of (5)%.This was lower than the U.S. statutory tax rate of 21% primarily due to the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset. Other factors impacting the tax rate include the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.
U.S. Federal tax returns for years prior to fiscal 2018 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of December 31, 2021, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Use of Non- GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this quarterly report on Form 10-Q, we discuss non- GAAP financial measures related to currency-neutral sales, as well as adjusted operating income.

We present these non- GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non- GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currency-neutral numbers are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs and the gain on the sale of assets that are reflected in one period but not the other in order to show comparative operational performance. We include a reconciliation of currency-neutral revenues and adjusted operating income to its comparable GAAP financial measures.

References to currency-neutral sales and adjusted operating income should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with GAAP and may not be comparable to similarly titled non- GAAP financial measures used by other companies. In evaluating these non-GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-GAAP financial measures should not be construed to imply that its future results will be unaffected by any such adjustments. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

Please see Note 2 regarding segment results of operations. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 2. These tables above are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling GAAP operating income and adjusted operating income.

The following table represents key results of operations on a consolidated basis for the three months and six months ended December 31, 2021 and December 31, 2020:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	12/31/21	12/31/2020	$ Change favorable (unfavorable)	% Change	12/31/2021	12/31/2020	$ Change favorable (unfavorable)	% Change
Net sales	$61,318	$54,054	$7,264	13.4%	$122,832	$103,464	19,368	18.7%
Gross margin	18,950	17,605	1,345	7.6%	39,095	33,177	5,918	17.8%
% of net sales	30.9%	32.6%			31.8%	32.1%

Selling, general and administrative expenses	14,749	14,224	(525)	(3.7)%	30,762	27,615	(3,147)	(11.4)%
% of net sales	24.1%	26.3%			25.0%	26.7%

Restructuring charges	—	384	384	(100.0)%	—	730	730	(100.0)%
Gain on sale of building	—	(3,204)	(3,204)	—%	—	(3,204)	3,204	100.0%

Operating income	4,201	6,201	(2,000)	(32.3)%	8,333	8,036	297	3.7%

Other income (expense), net	(662)	(426)	(236)	55.3%	(436)	(427)	(9)	(2.0)%

Income before income taxes	3,539	5,775	(2,236)	(38.7)%	7,897	7,609	288	3.8%

Income tax expense (benefit)	1,011	1,918	907	47.3%	2,137	(364)	(2,501)	687.2%

Net income	$2,528	$3,857	(1,329)	(34.5)%	$5,760	$7,973	(2,213)	(27.8)%

GAAP to Non-GAAP reconciliation:
	Three Months Ended				Six Months Ended
(Amounts in thousands)	12/31/21	12/31/2020	$ Change favorable (unfavorable)	% Change	12/31/2021	12/31/2020	$ Change favorable (unfavorable)	% Change
Operating income as reported	4,201	6,201	(2,000)	(32)%	8,333	8,036	297	4%
Add back restructuring charges	—	(384)	(384)	100%	—	(730)	(730)	100%
Less gain on sale of building	—	3,204	3,204	(100)%	—	3,204	3,204	(100)%
Non- GAAP adjusted operating income	4,201	3,381	820	24%	8,333	5,562	2,771	50%
% of net sales	6.9%	6.3%		60 basis points	6.8%	5.4%		140 basis points
The following table represents key results of operations for three months ending December 31, 2021 and 2020 based on our business aggregated into two reportable segments according to geography of operations: North American Operations and International Operations as reflected in the table below:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$32,666	$28,652	$—	$61,318	$27,106	$26,948	$—	$54,054
Gross margin	8,321	10,629	—	18,950	6,769	10,837		17,605
% of net sales	25.5%	37.1%		30.9%	25.0%	40.2%		32.6%

Selling, general and administrative expenses	6,772	6,235	1,742	14,749	5,976	6,324	1,923	14,224
% of net sales	20.7%	21.8%		24.1%	22.0%	23.5%		26.3%

Restructuring charges	—	—	—	—	308	76	—	384
Gain on sale of building	—	—	—	—	(3,204)	—	—	(3,204)

Operating income (loss)	$1,549	$4,394	$(1,742)	$4,201	$3,688	$4,436	$(1,923)	$6,201
% of net sales	4.7%	15.3%		6.9%	13.6%	16.5%		11.5%
Add back restructuring charges			—	—	308	76	—	384
Less gain on sale of building	—	—	—	—	(3,204)	—	—	(3,204)

Non-GAAP adjusted operating income	$1,549	$4,394	$(1,742)	$4,201	$792	$4,512	$(1,923)	$3,381
% of net sales	4.7%	15.3%		6.9%	2.9%	16.7%		6.3%
The following table represents key results of operations for six months ending December 31, 2021 and 2020 based on our business aggregated into two reportable segments according to geography of operations : North American Operations and International Operations:

	Six Months Ended December 31, 2021				Six Months Ended December 31, 2020
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$66,475	$56,357	$—	$122,832	$53,089	$50,375	$—	$103,464
Gross margin	17,855	21,239	—	39,095	13,595	19,582		33,177
% of net sales	26.9%	37.7%		31.8%	25.6%	38.9%		32.1%

Selling, general and administrative expenses	13,805	13,262	3,694	30,762	11,630	12,229	3,757	27,615
% of net sales	20.8%	23.5%		25.0%	21.9%	24.3%		26.7%

Restructuring charges	—	—		—	654	76	—	730
Gain on sale of building	—	—		—	(3,204)	—	—	(3,204)

Operating income (loss)	$4,050	$7,977	$(3,694)	$8,333	$4,516	$7,277	$(3,757)	$8,036
% of net sales	6.1%	14.2%		6.8%	8.5%	14.4%		7.8%
Add back restructuring charges	—	—	—	—	654	76	—	730
Less gain on sale of building	—	—	—	—	(3,204)	—	—	(3,204)

Non-GAAP adjusted operating income	$4,050	$7,977	$(3,694)	$8,333	$1,966	$7,353	$(3,757)	$5,562
% of net sales	6.1%	14.2%		6.8%	3.7%	14.6%		5.4%

US GAAP to NON-U.S. GAAP Reconciliation

(Amounts in Thousands)	Quarter Ended 12/31/2021	Comparison to Quarter Ended 12/31/2020			Fiscal 2022 YTD 12/31/2021	Comparison Fiscal 2021 YTD 12/31/2020
		12/31/2020	$ Change	% Change		12/31/2020	$ Change	% Change
Net Sales, as reported	$ 61,318	$ 54,054	$ 7,264	13.44%	$ 122,832	$ 103,464	$19,368	18.7%
Change when converting FY22 sales in non USD functional currencies at the same exchange rates used in the comparison period	389	-	389	0.72%	(703)	-	(703)	(0.68)%
FY22 Currency Neutral Net Sales	$ 61,707	$ 54,054	$ 7,653	14.16%	$ 122,129	$ 103,464	$18,665	18.0%

Three-month and Six-month Periods Ended December 31, 2021 and December 31, 2020

Overview

New order intake remained strong across all areas of the business during the six months ending December 31, 2021, representing an increase of over 16% compared to the six-month period ending December 31, 2020. As a result, backlog remains at historically high levels, over 36% higher on December 31, 2021 compared to December 31, 2020. The Company expects this trend to continue throughout the remainder of Fiscal 2022.

Net sales in the quarter ended December 31, 2021 were $61.3 million, an increase of $7.3 million, or 13.4% compared to $54.0 million in the quarter ended December 31, 2020. Net Sales in the six months ended December 31, 2021 were $122.8 million, compared to $103.4 million for the same six-month period ending December 31, 2020, representing an improvement of 19.4 million, or 18.7%.

Foreign currency translation impact has been minimal over the first six months of Fiscal 2022 as the United States Dollar had weakened compared to other currencies in the first quarter of the year but has since strengthened. Currency neutral net sales for the quarter ending December 31, 2021 were $61.7 million, an increase of $7.7 million or 14.2% compared to $54.0 million in the quarter ended December 31, 2020. For the six months ended December 31, 2021, currency neutral net sales were lower than reported sales at $122.1 million, representing an increase of $18.7 million, or 18.0% over the $103.4 million reported for the six months ending December 31, 2020.

Operating income in the quarter ended December 31, 2021 of $4.2 million or 6.9% of sales, was $2.0 million lower than the Operating income reported for quarter ending December 31, 2020, which included a $3.2 million gain on the sale of the Mt. Airy, North Carolina building and $0.4 million of restructuring charges. Eliminating the restructuring cost and the one-time gain on the sale of the Mt. Airy North Carolina facility from the prior December quarter, the December 31, 2021 non-GAAP adjusted operating income increased 24% to $4.2 million or 6.9% of sales versus $3.4 million or 6.3% of sales for the three-month period ending December 31, 2020.
Operating income improved from $8.0 million for the six months ended on December 31, 2020 to $8.3 million, or 3.8% for the six months ended December 31, 2021. Eliminating the impact of the aforementioned restructuring charges and the gain on the sale of the North Carolina facility during the six-month period ended on December 31, 2020, non-GAAP adjusted operating income was $8.3 million, or 6.8% of net sales compared to $5.6 million or 5.4% of net sales in the six-month period ended December 31, 2020, representing an improvement of $2.7 million or 50%.

The Company continues to benefit from its restructuring activities completed in Fiscal 2021 that have resulted in a reduction of excess production capacity and selling, general and administrative expenses. However, pandemic related challenges have continued to evolve in relation to supply chain, freight costs, logistics, wage inflation and labor shortages which impact plant utilization in North America. These challenges are offsetting those restructuring gains in the short term, and are expected to continue throughout the remainder of fiscal 2022. In an effort to mitigate the impact of these challenges, the Company implemented price increases in the first quarter of fiscal 2022 in Brazil and the U.S. Additional price increases and surcharges on shipped orders will be implemented on a rolling basis throughout the third quarter of fiscal 2022.

Net income for the quarter ended December 31, 2021 was $2.5 million, which was $1.4 million lower than the Net Income reported for the quarter ended December 31, 2020 of $3.9 million. The prior year included the $3.2 million gain on the sale of the Company’s Mt. Airy, North Carolina facility and $0.4 million of restructuring expense. When removing these items from the prior year, the comparative net income was $1.0 million for the quarter ended December 31, 2020.

For the six-month period ended December 31, 2021, net income was $5.8 million compared to $8.0 million for the six months ended December 31, 2020, a reduction of $2.2 million. However, the prior years’ result included the $3.2 million gain on the sale of the Mt. Airy, North Carolina facility, a $2.7 million tax credit in the first quarter of fiscal 2021 due to changes in legislation related to GILTI, and restructuring charges of $0.7 million. When removing these items from the prior year, the comparative net income was $2.8 million for the six months ended December 31, 2020.

Net Sales

The Company’s net sales for the quarter ended December 31, 2021 were $61.3 million versus $54.0 million for the same period a year prior. North America sales of $32.7 million represent an increase of $5.6 million or 20.6% in quarter ended December 31, 2021. International Sales increased to $28.6 million during the quarter ended December 31, 2021 from $26.9 million during the quarter ended December 31, 2020. The Company continues to achieve year on year sales growth across all geographical areas and product offerings.

During the six months ended December 31, 2021 as compared to 2020, North American sales increased $13.4 million or 25.4% while international sales increased $6.0 million or 11.9%. Consolidated Net Sales in the six months ended December 31, 2021 were $122.8 million, compared to $103.4 million for the same six-month period ended December 31, 2020, representing an improvement of 19.4 million, or 18.7%.

Gross Margin

Gross margin increased $1.3 million or 7.6% for the three months, and $5.9 million or 17.8% for the six months ended December 31, 2021 as compared to the year prior, primarily as a result of higher sales. Gross margin as a percentage of sales declined 1.7 percentage points for the three months, and 0.3 percentage points for the six months ended December 31, 2021 compared to the prior year.

The gross margin erosion is due to the evolution of many challenges related to the COVID-19 pandemic. These include an increase in material and freight costs, and longer transit times which impact all sectors or the Company’s business. In North America, labor shortages and associated wage inflation continue to drive up costs and impact plant utilization. Although North American gross margin shows some improvement compared to the prior year, fiscal 2021 restructuring efforts are partially offset by the aforementioned labor shortages and wage inflation. International gross margin is more affected by material and freight cost increases, supply chain disruptions and increased transit times. In an effort to mitigate the impact of these challenges, the Company implemented price increases in the first quarter of fiscal 2022 in Brazil and the U.S. Additional price increases and surcharges on shipped orders will be implemented on a rolling basis throughout the third quarter of fiscal 2022. The Company expects these headwinds to continue throughout the remainder of this fiscal year.

For the three months ended December 31, 2021, North American gross margin measured as a percent of net sales improved by 0.5 percentage points from 25.0% to 25.5%, compared to the three-month period ended December 31, 2020. International gross margin declined by 3.1 percentage points from 40.2% at the end of the three-month period ended December 31, 2020 to 37.1% for the three-month period ended December 31, 2021.

For the six-month period ended December 31, 2021, North American gross margin measured as a percent of Net Sales improved from 25.6% to 26.9%. International gross margin measured the same way declined from 38.9% to 37.7% from December 31, 2020 to December 31, 2021 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 3.7% during the quarter ended December 31, 2021 compared to the quarter ended December 31, 2020, but declined as a percentage of net sales to 24.1% for the quarter ended December 31, 2021 compared to 26.3% in the prior year quarter ended December 31, 2020.

Selling, general and administrative expenses increased $3.1 million or 11.4% during the six months ended December 31, 2021 compared to 2020, however as a percentage of net sales it has declined from 26.7% for the six months ended December 31, 2020 to 25.0% for the six months ended December 31, 2021.

The Company has continued to benefit from selling, general and administrative reductions enacted as part of the fiscal 2021 restructuring programs, as evidenced in the decline of these costs as a percentage of net sales. This was partially offset by some variable selling costs tied to the higher level of sales, and temporary salary reductions enacted during the initial phase of the pandemic, which have since been restored.

Other Income (Expense)

For the three and six months period ended December 31, 2021 other expense was $0.6 million and $0.4 million, respectively. For the three and six months period ended December 31, 2020 other expense was $0.4 million in both periods.

Income Taxes

For the three month period ended December 31, 2021, the Company recognized tax expense of $1.0 million on a profit before tax of $3.5 million or an effective tax rate of 29%. For the three month period ended December 31, 2020, the Company recognized tax expense of $1.9 million on a profit before tax of $5.8 million or an effective tax rate of 33%. The tax rate for both fiscal 2022 and fiscal 2021 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

For the six month period ended December 31, 2021, the Company recognized a tax benefit of $2.1 million on a profit before tax of $7.9 million or an effective tax rate of 27%. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses. For the six month period ended December 31, 2020. the Company recognized tax expense of $(0.4) million on a profit before tax of $7.6 million or an effective tax rate of (5)%. This was lower than the U.S. statutory tax rate of 21% primarily due to the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset. Other factors impacting the tax rate include the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2021	12/31/2020

Cash (used in) provided by operating activities	(4,567)	2,401
Cash (used in) provided by investing activities	(4,990)	1,627
Cash provided by (used in) financing activities	9,455	(3,448)
Effect of exchange rate changes on cash	434	521

Net increase in cash	$332	$1,101

Net cash flows for the six months ended December 31, 2021 provided a decrease in cash of $0.3 million compared to an increase in cash of $1.1 million for the six month period ended December 31, 2020 . Cash used in operations was $4.6 million due to increases in working capital required to meet strong customer demand and counteract supply chain disruptions and increased transit times. The Company has invested $4.5 million in new equipment and increased borrowing $9.3 million in the six months ended December 31, 2021.
During the six months ended December 31, 2021 the Brazilian subsidiary realized a build-up of ICMS (sales tax) credits, a consequence of the fiscal 2021 restructuring activities which increased the manufacturing activity and, therefore, raw material imports into Brazil. As the Company's Brazilian subsidiary is now exporting a larger proportion of its sales, its ability to re-claim these ICMS credits has been diminished. The Company is actively mitigating this consequence by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. This new methodology is common for similar sized, export focused companies in Brazil.

Liquidity and Credit Arrangements

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

Pursuant to the terms of the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof. TD Bank perfected its security interests in the Company’s U.S. based assets, increased the maximum interest charged on the Line Of Credit from an annual interest rate of 2.25% plus Libor to 3.50% plus Libor, and amended the borrowing base for the line of credit from 80% of Qualified AR and 50% of the lower of Cost or Market of US inventory values to 80% of qualified AR plus 85% of the Net Orderly Liquidation Value (NOLV) of US Inventory plus 62.5% of total appraised US real estate values. As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement. In addition, the Company will provide additional reporting to TD Bank, including monthly profit and loss statements, balance sheets, cash flow statements and forecasting. This minimum adjusted EBITDA covenant is based on the Company’s plan for a slow pandemic recovery throughout fiscal year 2021 and the impact of the Company’s restructuring plan initiatives. The Company will apply certain proceeds from the sale of US real estate assets against the principle balance of the term loans under the TD Bank loan agreement. The Agreement reverted to the prior covenant package for the quarter ending September 30, 2021.

The effective interest rate on the borrowings under the Loan and Security Agreement during the six months ended December 31, 2021 and 2020 was 1.9% and 1.9% respectively. The effective rate for the six months ended December 31, 2020 was lower than that specified in the First Amendment to the loan agreement which was executed on September 17, 2020 (See Note 10).
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
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2021, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 7, 2022	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 7, 2022	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)