Form 10-Q
period 2022-03-31
STARRETT L S CO
filed 2022-05-09
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	April 19, 2022
Class A Common Shares	6,666,824
Class B Common Shares	591,577

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	03/31/2022	06/30/2021
ASSETS
Current assets:
Cash	$8,020	$9,105
Accounts receivable (less allowance for doubtful accounts of $705 and $665, respectively)	41,415	35,076
Inventories	73,075	60,572
Prepaid expenses and other current assets	15,018	14,467
Total current assets	137,528	119,220

Property, plant and equipment, net	38,927	35,992
Right of use assets	5,606	4,298
Deferred tax assets, net	18,077	19,073
Intangible assets, net	4,713	4,888
Goodwill	1,015	1,015
Total assets	$205,866	$184,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$22,832	$15,959
Current lease liability	1,535	1,650
Accounts payable	17,908	17,229
Accrued expenses	11,091	8,811
Accrued compensation	5,590	8,040
Total current liabilities	58,956	51,689

Other tax obligations	3,024	2,866
Long-term lease liability	4,231	2,734
Long-term debt, net of current portion	9,405	6,010
Postretirement benefit and pension obligations	33,977	37,652
Total liabilities	109,593	100,951

Stockholders' equity:
Class A Common stock $1 par(20,000,000 shares authorized; 6,664,600 outstanding at March 31, 2022 and 6,475,307 outstanding at June 30, 2021)	6,665	6,475
Class B Common stock $1 par (10,000,000 shares authorized; 594,372 outstanding at March 31, 2022 and 633,505 outstanding at June 30, 2021)	594	634
Additional paid-in capital	56,948	56,507
Retained earnings	84,225	74,181
Accumulated other comprehensive loss	(52,159)	(54,262)
Total stockholders' equity	96,273	83,535
Total liabilities and stockholders’ equity	$205,866	$184,486

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	3 Months Ended		9 Months Ended
	03/31/2022	03/31/2021	03/31/2022	03/31/2021

Net sales	$60,479	$54,944	$183,311	$158,408
Cost of goods sold	39,459	36,795	123,197	107,082
Gross margin	21,020	18,149	60,114	51,326
% of Net sales	34.8%	33.0%	32.8%	32.4%

Restructuring charges	658	788	658	1,518
Gain on sale of building	—	—	—	(3,204)
Selling, general and administrative expenses	14,988	13,511	45,750	41,126

Operating income	5,374	3,850	13,706	11,886

Other income, net	684	663	249	236

Income before income taxes	6,058	4,513	13,955	12,122

Income tax expense	1,774	1,496	3,911	1,132

Net income	$4,284	$3,017	$10,044	$10,990

Basic income per share	$0.59	$0.42	$1.39	$1.56
Diluted income per share	$0.57	$0.41	$1.34	$1.50

Weighted average outstanding shares used in per share calculations:
Basic	7,256	7,104	7,208	7,058
Diluted	7,492	7,390	7,480	7,335

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	3 Months Ended		9 Months Ended
	03/31/2022	03/31/2021	03/31/2022	03/31/2021

Net income	$4,284	$3,017	$10,044	$10,990
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	6,807	(3,835)	2,325	(225)
Pension and postretirement plans, net of tax	(89)	(60)	(222)	(81)
Other comprehensive income (loss)	6,718	(3,895)	2,103	(306)

Total comprehensive income (loss)	$11,002	$(878)	$12,147	$10,684

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Nine-Month Period Ended March 31, 2022:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535
Total comprehensive income (loss)	—	—	—	3,232	(3,677)	(445)
Repurchase of shares	—	(2)	(14)	—	—	(16)
Stock-based compensation	119	—	55	—	—	174
Conversion	25	(25)	—	—	—	—
Balance September 30, 2021	$6,619	$607	$56,548	$77,413	$(57,939)	$83,248

Total comprehensive income (loss)	—	—	—	2,528	(938)	1,590
Repurchase of shares	—	—	(7)	—	—	(7)
Issuance of stock	7	8	102	—	—	117
Stock-based compensation	11	—	226	—	—	237
Conversion	7	(7)	—	—	—	—
Balance December 31, 2021	$6,644	$608	$56,869	$79,941	$(58,877)	$85,185

Total comprehensive income	—	—	—	4,284	6,718	11,002
Repurchase of shares	—	(3)	(14)	—	—	(17)
Stock-based compensation	10	—	93	—	—	103
Conversion	11	(11)	—	—	—	—
Balance March 31, 2022	$6,665	$594	$56,948	$84,225	$(52,159)	$96,273

Accumulated balance consists of:
Translation loss					$(53,722)
Pension and postretirement plans, net of taxes					1,563
					$(52,159)

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)

For the Three and Nine-Month Period Ended March 31, 2021:

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
					$(75,721)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	9 Months Ended
	03/31/2022	03/31/2021
Cash flows from operating activities:

Net income	$10,044	$10,990

Non-cash operating activities:
Gain from sale of real estate	—	(3,204)
Depreciation	3,913	3,912
Amortization	957	911
Stock-based compensation	514	669
Net long-term tax obligations	126	117
Deferred taxes	937	(2,279)
Postretirement benefit and pension obligations	(1,058)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(5,900)	(4,580)
Inventories	(11,053)	1,391
Other current assets	(5)	(1,813)
Other current liabilities	139	2,803
Prepaid pension expense	(2,342)	(6,374)
Other	937	189
Net cash (used in) provided by operating activities	(2,791)	2,721

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,883)	(4,048)
Software development	(782)	(849)
Proceeds from sale of real estate	—	5,214
Net cash (used in) provided by investing activities	(7,665)	317

Cash flows from financing activities:
Proceeds from borrowings	39,875	12,581
Debt repayments	(29,488)	(17,924)
Proceeds from common stock issued	117	25
Shares repurchased	(40)	(11)
Net cash provided by (used in) financing activities	10,464	(5,329)

Effect of exchange rate changes on cash	(1,093)	80

Net decrease in cash	(1,085)	(2,211)
Cash, beginning of period	9,105	13,458
Cash, end of period	$8,020	$11,247

Supplemental cash flow information:
Interest paid	$690	$673
Income taxes paid, net	2,614	3,535
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements
March 31, 2022
Note 1:    Basis of Presentation and Summary of Significant Account Policies
The unaudited interim consolidated financial statements as of and for the nine months ended March 31, 2022 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2021.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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

	North American Operations	International Operations	Unallocated	Total
Three Months ended March 31, 2022
Sales[1]	$36,288	$24,191	$—	$60,479
Operating Income (Loss)	$4,663	$2,627	$(1,917)	5,374
Three Months ended March 31, 2021

Sales[2]	$32,519	$22,425	$—	$54,944
Operating Income (Loss)	$2,931	$2,692	$(1,773)	$3,850
1.Excludes $1,148 of North American segment intercompany sales to the International segment, and $4,402 of International segment intercompany sales to the North American segment.
2.Excludes $1,338 of North American segment intercompany sales to the International segment, and $3,197 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Nine Months ended March 31, 2022

Sales[1]	$102,763	$80,548	$—	$183,311
Operating Income (Loss)	$8,713	$10,604	$(5,611)	$13,706

Nine months ended March 31, 2021

Sales[2]	$85,609	$72,799	$—	$158,408
Operating Income (Loss)	$8,611	$8,804	$(5,529)	$11,886
1.Excludes $2,827 of North American segment intercompany sales to the International segment, and $14,150 of International segment intercompany sales to the North American segment.
2.Excludes $3,075 of North American segment intercompany sales to the International segment, and $8,593 of International segment intercompany sales to the North American segment.
Note 3:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of March 31, 2022 and June 30, 2021, the balance of the return asset was $0.1 million and $0.2 million, respectively, and the balance of the refund liability as of March 31, 2022 and June 30, 2021 was $0.2 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.9 million and $0.6 million at March 31, 2022 and June 30, 2021, respectively, located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2022	03/31/2021	03/31/2022	03/31/2021
North America
United States	$34,181	$30,307	$97,049	$79,989
Canada & Mexico	2,107	2,212	5,714	5,620
	36,288	32,519	102,763	85,609
International
Brazil	15,980	14,901	54,063	47,302
United Kingdom	4,750	4,269	14,254	14,818
China	1,899	1,655	5,761	5,240
Australia & New Zealand	1,562	1,600	6,469	5,439
	24,191	22,425	80,548	72,799

Total Sales	$60,479	$54,944	$183,311	$158,408
Note 4:    Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company to July 1, 2022. The adoption of this standard does not have a material impact on the financial position and results of operations.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU was effective for the Company beginning July 1, 2021 and applied on a retrospective basis. The adoption of this standard did not have a material impact on the financial position and results of operations or the required disclosures.
Note 5:    Leases
Operating lease cost amounted to $0.5 million and $2.1 million for the three and nine months period ended March 31, 2022 and $0.6 million and $1.8 million for the three and nine months period ended December 31, 2021. As of March 31, 2022, the Company’s right-of-use assets "ROU", lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,606	$5,766	$6,925
In March, the Company adopted a restructuring plan to close down Starrett Japan and Singapore operating units and continue to service that region out of Brazil and China with company agents servicing those countries. In the June quarter the Company expects to reduce its ROU asset and liabilities $0.1 million.
In September 2021, the Company entered into a six year lease in China for 100,682 square feet and recorded a right-of-use asset for $2.6 million. In July 2021, Starrett UK leased space to another company for annual rent of $0.2 million and incremental applicable service charges. The lease is a 20 year agreement with a contract review in 2026. The fees are recorded in Other Income in the Company's Consolidated Statement of Operations.
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.4 years. As of March 31, 2022, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases was de minimis in the March quarter and $0.1 million for the nine months ending March 31, 2022.
The Company entered into $0.2 million and $2.8 million in new operating lease commitments.
At March 31, 2022, the Company had the following fiscal year minimum operating lease commitments (in thousands)

Nine months ended March 31, 2022	Operating Lease Commitments
2022 (Remainder of year)	$552
2023	1,813
2024	1,541
2025	1,143
2026	1,050
Thereafter	826
Subtotal	$6,925
Imputed interest	(1,159)
Total	5,766
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

Under both plans, options granted vest in periods ranging from one year to three years and expire ten years after the grant date. Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in shares of common stock. As of March 31, 2022, there were no stock options and 196,307 restricted stock units outstanding. There were 441,901 shares available for grant under the 2021 Stock Plan as of March 31, 2022.
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
No stock options were granted during the nine months ended March 31, 2022 and 2021.
There were no stock options outstanding as of March 31, 2022. There were no stock options exercisable as of March 31, 2022. In recognizing stock compensation expense for the 2012 and 2021 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for stock options and RSU awards by recognizing the expense of the grant date fair value ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses.
There were 80,500 RSU awards with a fair value of $11.35 per RSU granted during the nine months ended March 31, 2022. There were 133,995 RSUs settled, and 11,174 RSUs forfeited during the nine months ended March 31, 2022.  The aggregate intrinsic value of RSU awards outstanding as of March 31, 2022 was $1.5 million. As of March 31, 2022, all vested awards have been issued and settled.
On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income.  The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service are eligible to participate. There are no longer any new entrants into this plan.
Compensation expense related to all stock-based plans for the three and nine-month periods ended March 31, 2022 were $0.1 million and $0.4 million as compared to the prior year three and nine months of $0.1 million and $0.6 million, respectively.  As of March 31, 2022, there was $2.8 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $2.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.7 million is expected to be recognized over a weighted average period of 2.0 years.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	03/31/2022	06/30/2021
Raw material and supplies	$36,064	$29,271
Goods in process and finished parts	21,627	16,096
Finished goods	41,752	37,344
	99,443	82,711
LIFO Reserve	(26,368)	(22,139)
	$73,075	$60,572

Of the Company’s $73.1 million and $60.6 million total inventory at March 31, 2022 and June 30, 2021, respectively, the $26.4 million and  $22.1 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $37.5 million on a FIFO basis and $11.2 million on a LIFO basis at March 31, 2022. The Core U.S. business had total Inventory, on a FIFO basis, of $27.9 million and $5.7 million on a LIFO basis as of June 30, 2021. The use of LIFO, as compared to FIFO, resulted in a $4.3 million increase in cost of sales for the goods sold in the period ending March 31, 2022 compared to $0.4 million increase in the nine months ended March 31, 2021.
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

The Company will continue to perform an annual assessment of goodwill associated with its purchase of a private software company. If future results significantly vary from current estimates, related projections, or business assumptions due to changes in industry or market conditions, the Company may be required to perform an impairment analysis prior to our annual test date if a triggering event is identified. As of March 31, 2022 , the Company did not identify a triggering event.
Amortizable intangible assets consist of the following (in thousands):

	03/31/2022	6/30/2021
Trademarks and trade names	2,070	2,070
Completed technology	—	2,010
Customer relationships	630	630
Software development	11,025	10,244
Total	13,725	14,954
Accumulated amortization and impairment	(9,012)	(10,066)
Total net balance	$4,713	$4,888
The category completed technology became fully amortized in November 2021. Amortizable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit.
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next five years and thereafter, is as follows (in thousands):

2022 (Remainder of year)	$359
2023	1,309
2024	1,039
2025	879
2026	669
2027	298
Thereafter	160
Total net balance	$4,713

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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), net in Consolidated Statements of Operations except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative expenses. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2022	03/31/2021	03/31/2022	03/31/2021
Interest cost	1,026	1,120	3,090	3,351
Expected return on plan assets	(1,092)	(1,115)	(3,290)	(3,336)
Amortization of net loss	14	13	42	40
	$(52)	$18	$(158)	$55
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2022	03/31/2021	03/31/2022	03/31/2021
Service cost	$9	$21	$27	$64
Interest cost	12	51	37	154
Amortization of prior service credit	(369)	(134)	(1,106)	(403)
Amortization of net loss	48	41	142	124
	$(300)	$(21)	$(900)	$(61)
For the three months ended March 31, 2022 the Company did not contribute in the U.S. to the pension plan and contributed $0.3 million in the UK. For the nine month periods ended March 31, 2022, the Company contributed $1.5 million, in the U.S. and $0.8 million in the UK pension plans. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2021, the contribution for fiscal 2022 for the U.S. plans would require a contribution of $5.6 million and the U.K. plan would require one of $1.0 million. However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2022 was reduced from $5.6 million to $0.6 million. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, has contributed more than the federal requirement. The Company will evaluate the U.S. future contribution on a quarterly basis.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	03/31/2022	06/30/2021
Short-term and current maturities
Loan and Security Agreement (Line of credit)	15,013	9,153
Loan and Security Agreement (Term Loan)	1,660	1,509
Brazil Loans	6,159	5,297
	22,832	15,959
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	4,758	6,010
Brazil Loans	4,647	—
	9,405	6,010
	$32,237	$21,969

See Note 12 Subsequent events: On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement with HSBC Bank USA.
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
As a result of this change, the Company is projected to maintain its current borrowing capacity of $25,000,000 under the Line of Credit. The Company underwent a series of appraisals and field exams in all US locations as part of restructuring this agreement and will provide additional reporting supporting the borrowing base and covenants certifications. This minimum adjusted EBITDA covenant was based on the Company’s plan for a slow pandemic recovery throughout FY21 and the impact of the Company’s restructuring plan initiatives. As of September 30, 2021, the agreement has reverted to the prior covenant package. The Company was compliant with the minimum liquidity requirement and the minimum fixed charge coverage ratio required bank covenants as of March 31, 2022.
Total debt increased $10.3 million during the nine months ended March 31, 2022, $5.5 million of which was an increase in Brazil. This is in response to increased working capital levels required to meet strong customer demand and counteract pandemic related supply chain disruptions and increased transit times.
During the nine months ended March 31, 2022 the Brazilian subsidiary realized a build-up of ICMS (sales tax) credits, a consequence of the fiscal 2021 restructuring activities which increased the manufacturing activity and, therefore, raw material imports into Brazil. As the Company's Brazilian subsidiary is now exporting a larger proportion of its sales, its ability to re-claim these ICMS credits has been diminished. The Company is actively mitigating this consequence by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. This new methodology is common for similar sized, export focused companies in Brazil.

Availability under the Line of Credit remains subject to a borrowing base comprised of Accounts Receivable, Inventory, and Real Estate. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of March 31, 2022 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Banco do Brasil SA	2.80%	May 2021	May 2022	$20
Banco Bradesco SA	1.88%	July 2021	July 2022	$671
Banco Bradesco SA	2.05%	August 2021	July. 2022	$284
Banco Santander (Brasil) S.A	2.15%	August 2021	July 2022	$399
Banco do Brasil SA	2.10%	August 2021	August 2022	$1,299
Banco Itaú Unibanco	4.52%	October 2021	September 2024	$4,000
Banco Santander (Brasil) S.A	2.71%	December 2021	July 2022	$1,000
Banco Bradesco SA	2.05%	January 2022	January 2023	$1,000
Banco Itaú Unibanco	4.98%	February 2022	February 2024	2,133
				$10,806

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
For the three month period ended March 31, 2022, the Company recognized tax expense of $1.8 million on a profit before tax of $6.1 million or an effective tax rate of 29%. For the three month period ended March 31, 2021, the Company recognized tax expense of $1.5 million on a profit before tax of $4.5 million or an effective tax rate of 33%. The tax rate for both fiscal 2022 and fiscal 2021 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.
For the nine month period ended March 31, 2022, the Company recognized tax expense of $3.9 million on a profit before tax of $14.0 million or an effective tax rate of 28%. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses. For the nine month period ended March 31, 2021. the Company recognized tax expense of $1.1 million on a profit before tax of $12.1 million or an effective tax rate of 9%.This was lower than the U.S. statutory tax rate of 21% primarily due to the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset. Other factors impacting the tax rate include the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.
U.S. Federal tax returns for years prior to fiscal 2018 are generally no longer subject to review by tax authorities; however, tax loss carryforwards from earlier years are still subject to adjustment. As of March 31, 2022, the Company has substantially resolved all open income tax audits and there were no other local or federal income tax audits in progress. In international jurisdictions including Australia, Brazil, Canada, China, Germany, Mexico, New Zealand, Singapore and the UK, which comprise a significant portion of the Company’s operations, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 – present. During the next twelve months, it is possible there will be a reduction of $0.1 million in long-term tax obligations due to the expiration of the statute of limitations on prior year tax returns.
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
Note 12: Restructuring
In March 2022, the Company adopted restructuring plans at a total projected cost of $1.6 million, of which $0.9 million related to the closure of its distribution and sales centers in Singapore and Japan, and $0.7 million for the refinancing of the Company's domestic credit facilities. The Company will continue to service Asia out of Brazil and China, and the plan is expected to be completed by June 30, 2022. The cost to close the Singapore and Japan operations is comprised of $0.6 million in headcount reduction, $0.2 in fixed asset and lease disposal, and $0.1 million in professional fees The Company anticipates an annualized savings reflected in the Consolidated Statements of Operations in Selling, General and Administrative expenses for this project of $0.6 million.
In the quarter ending March 31, 2022, the Company recorded $0.7 million in restructuring charges, of which $0.4 million was accrued and $0.1 million was incurred in relation to headcount reduction costs related to the Singapore and Japan closure and $0.2 million was incurred in relation to the refinancing of the Company's domestic credit facilities. Additional restructuring charges anticipated for both the Japan and Singapore closure and the residual amount for the refinancing of the Company's domestic credit facilities will be recorded as incurred in the quarter ending June 30, 2022.

Note 13: Contingencies
The Company is involved in certain legal matters, which arise, in the normal course of business. The Company does not believe it is reasonably possible that these matters will have a material impact on the Company's financial condition or cash flows

Note 14: Subsequent Events

On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement with HSBC Bank USA.

These new credit facilities replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million Capital Expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries.
The interest rate on the new facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three-month Secured Overnight Financing Rate, herein "SOFR". The initial rate for the first three months of the agreement is the one-month SOFR plus 1.60%. The new credit facilities mature on April 29, 2027.

Availability under the revolving line of credit is secured by and subject to a borrowing base comprised of eligible inventory and accounts receivable. The percentage of receivables included in the borrowing base is 90% for domestic investment grade and foreign insured accounts, 85% for domestic accounts that are neither investment grade nor insured, and 75% of foreign uninsured accounts. The percentage of inventory included in the borrowing base is the lower of 65% of the value of eligible inventory at cost or 85% of the net orderly liquidation value of eligible inventory at cost. The initial borrowing base is estimated at about $19 million. Receivables and inventory are reported monthly to HSBC and subject to an annual field exam and inventory appraisal by an independent auditor commissioned by the Bank. The Company believes that the agreement provides an initial borrowing base sufficient for current domestic working capital needs and flexibility to accommodate potential growth-related working capital needs.

Availability under the Term Loan facility was comprised of 70% of the fair market value of the Borrowers’ eligible real estate, which included facilities located in Westlake, Ohio, and Waite Park, Minnesota and totaled $4.6 million; and 85% of the net orderly liquidation value of the Borrowers’ machinery and equipment, capped at $7.5 million. The real estate portion of the Term facility is subject to a 12.5 year straight line amortization paid quarterly, and the machinery and equipment portion of the facility is subject to a 6.67 year straight line amortization, also paid quarterly. The term loan is subject to equal quarterly installments of $373,650, payable on the last day of each fiscal quarter.

The capital expenditure loan facility is available for the purchase of new machinery and equipment at 80% of the net invoice value of new machinery and equipment purchases, with a draw period of eighteen months past the closing date, with any amount outstanding under the facility subject to a 3.75% amortization rate per quarter.

The new credit facilities contain financial covenants with respect to a minimum fixed charge coverage ratio of 1.00, measured on a trailing twelve-month basis, for both the U.S. borrowing companies tested quarterly and the Consolidated L.S. Starrett Company tested semi-annually. The Loan and Security agreement also contains the customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, fundamental corporate changes, excess pension contributions, and certain customary events of default. Upon the occurrence or continuation of an event of default, the Lender may terminate all commitments and facilities, and require the immediate payment of the entire unpaid principal balances, accrued interest, and all other obligations.

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

We present these non- GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non- GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currency-neutral numbers are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs and the gain on the sale of assets in order to show comparative operational performance. We include a reconciliation of currency-neutral revenues and adjusted operating income to its comparable GAAP financial measures.

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

The following table represents key results of operations on a consolidated basis for the three months and nine months ended March 31, 2022 and March 31, 2021:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/22	03/31/2021	$ Change favorable (unfavorable)	% Change	03/31/2022	03/31/2021	$ Change favorable (unfavorable)	% Change
Net sales	$60,479	$54,944	$5,535	10.1%	$183,311	$158,408	24,903	15.7%
Gross margin	21,020	18,149	2,871	15.8%	60,114	51,326	8,788	17.1%
% of net sales	34.8%	33.0%			32.8%	32.4%

Selling, general and administrative expenses	14,988	13,511	(1,477)	(10.9)%	45,750	41,126	(4,624)	(11.2)%
% of net sales	24.8%	24.6%			25.0%	26.0%

Restructuring charges	658	788	130	(100.0)%	658	1,518	860	(100.0)%
Gain on sale of building	—	—	—	—%	—	(3,204)	(3,204)	100.0%

Operating income	5,374	3,850	1,524	39.6%	13,706	11,886	1,820	15.3%

Other income, net	684	663	21	3.1%	249	236	13	(5.4)%

Income before income taxes	6,058	4,513	1,545	34.2%	13,955	12,122	1,833	15.1%

Income tax expense	1,774	1,496	(278)	(18.6)%	3,911	1,132	(2,779)	(245.5)%

Net income	$4,284	$3,017	1,267	42.0%	$10,044	$10,990	(946)	(8.6)%

GAAP to Non-GAAP reconciliation:
	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/22	03/31/2021	$ Change favorable (unfavorable)	% Change	03/31/2022	03/31/2021	$ Change favorable (unfavorable)	% Change
Operating income as reported	5,374	3,850	1,524	39.6%	13,706	11,886	1,820	15.3%
Add back restructuring charges	658	788	(130)	(16.5)%	658	1,518	(860)	(56.6)%
Less gain on sale of building	—	—	—	—%	—	(3,204)	3,204	100.0%
Non- GAAP adjusted operating income	6,032	4,638	1,394	30.1%	14,365	10,200	4,165	40.8%
% of net sales	10.0%	8.4%			7.8%	6.4%
The following table represents key results of operations for three months ending March 31, 2022 and 2021 based on our business aggregated into two reportable segments according to geography of operations: North American Operations and International Operations as reflected in the table below:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$36,288	$24,191	$—	$60,479	$32,519	$22,425	$—	$54,944
Gross margin	11,713	9,306	—	21,019	9,741	8,409		18,149
% of net sales	32.3%	38.5%		34.8%	30.0%	37.5%		33.0%

Selling, general and administrative expenses	6,789	6,282	1,917	14,989	6,627	5,111	1,772	13,510
% of net sales	18.7%	26.0%		24.8%	20.4%	22.8%		24.6%

Restructuring charges	261	397	—	658	182	606	—	788
Gain on sale of building	—	—	—	—	—	—	—	—

Operating income (loss)	$4,663	$2,627	$(1,917)	$5,373	$2,932	$2,692	$(1,772)	$3,851
% of net sales	12.9%	10.9%		8.9%	9.0%	12.0%		7.0%
Add back restructuring charges	261	397	—	658	182	606	—	788
Less gain on sale of building	—	—	—	—	—	—	—	—

Non-GAAP adjusted operating income	$4,924	$3,024	$(1,917)	$6,031	$3,114	$3,298	$(1,772)	$4,639
% of net sales	13.6%	12.5%		10.0%	9.6%	14.7%		8.4%
The following table represents key results of operations for nine months ending March 31, 2022 and 2021 based on our business aggregated into two reportable segments according to geography of operations : North American Operations and International Operations:

	Nine Months Ended March 31, 2022				Nine Months Ended March 31, 2021
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$102,763	$80,548	$—	$183,311	$85,609	$72,800	$—	$158,408
Gross margin	29,568	30,545	—	60,113	24,500	26,826	—	51,326
% of net sales	28.8%	37.9%		32.8%	28.6%	36.8%		32.4%

Selling, general and administrative expenses	20,594	19,544	5,611	45,749	18,257	17,340	5,529	41,126
% of net sales	20.0%	24.3%		25.0%	21.3%	23.8%		26.0%

Restructuring charges	261	397	—	658	836	682	—	1,518
Gain on sale of building	—	—		—	(3,204)	—	—	(3,204)

Operating income (loss)	$8,713	$10,604	$(5,611)	$13,706	$8,612	$8,805	$(5,529)	$11,886
% of net sales	8.5%	13.2%		7.5%	10.1%	12.1%		7.5%
Add back restructuring charges	261	397	—	658	836	682	—	1,518
Less gain on sale of building	—	—	—	—	(3,204)	—	—	(3,204)

Non-GAAP adjusted operating income	$8,974	$11,001	$(5,611)	$14,364	$6,244	$9,486	$(5,529)	$10,200
% of net sales	8.7%	13.7%		7.8%	7.3%	13.0%		6.4%

US GAAP to NON-U.S. GAAP Reconciliation

(Amounts in Thousands)	Quarter Ended 3/31/2022	Comparison to Quarter Ended 12/31/2020			Fiscal 2022 YTD 3/31/2022	Comparison Fiscal 2021 YTD 3/31/2021
		3/31/2021	$ Change	% Change		3/31/2021	$ Change	% Change
Net Sales, as reported	$60,478	$54,944	$5,534	10.1%	$183,310	$158,408	$24,902	15.7%
Change when converting FY22 sales in non USD functional currencies at the same exchange rates used in the comparison period	(1,270)	-			(2,531)	-
FY22 Currency Neutral Net Sales	$59,208	$54,944	$4,264	7.8%	$180,779	$158,408	$22,371	14.1%

	Three Months Ended		Nine Month Ended
	03/31/22	03/31/2021	03/31/22	03/31/2021
Net income	$4,284	$3,017	$10,044	$10,990
Less Gain on sale	—	—	—	(3,204)
Less GILTI Recalculation 9-30-20	—	—	—	(2,608)
Non-GAAP adjusted Net Income	$4,284	$3,017	$10,044	$5,178

Shares diluted	7,492	7,390	7,480	7,335

Diluted EPS as reported	$0.57	$0.41	$1.34	$1.50
Non-GAAP adjusted diluted EPS	$0.57	$0.41	$1.34	$0.71

Three-month and Nine-month Periods Ended March 31, 2022 and March 31, 2021

Overview

New order intake remained strong across all areas of the business during the nine months ended March 31, 2022, representing an increase of over 21% compared to the nine months ended March 31, 2021 . As a result, backlog remained at historically high levels, over 69% higher as of March 31, 2022 compared to March 31, 2021. The Company expects this trend to continue throughout the remainder of Fiscal 2022.

Net sales in the three months ended March 31, 2022 were $60.5 million, an increase of $5.5 million, or 10.1% compared to $54.9 million in the three months ended March 31, 2021. Net Sales in the nine months ended March 31, 2022 were $183.3 million, compared to $158.4 million for the nine months ended March 31, 2021, representing an improvement of $24.9 million, or 15.7%.

Although foreign currency translation impact in aggregate has been minimal over the first nine months of Fiscal 2022, the United States Dollar has weakened in the quarter just ended on March 31, 2022, particularly in relation to the Brazilian Real. This has had the impact of inflating Net Sales by $2.5 million through the nine months ending on March 31, 2022. Currency neutral net sales for the three months ended March 31, 2022 were $59.2 million, an increase of $4.3 million or 7.8% compared to $54.9 million in the three months ended March 31, 2021. For the nine months ended March 31, 2022, currency neutral net sales were lower than reported sales at $180.8 million, representing an increase of $22.4 million, or 14.1% over the $158.4 million reported for the nine months ended March 31, 2021.

Operating income in the three months ended March 31, 2022 of $5.4 million or 8.9% of sales, was $1.5 million or 39.6% higher than the Operating income reported for three months ended March 31, 2021. Operating income in the nine months ended March 31, 2022 of $13.7 million was $1.8 million or 15.3% higher than the same period last year, which included a $3.2 million gain on the sale of the Mt. Airy, North Carolina building and $1.5 million of restructuring charges or $0.8 million more in restructuring than the nine months ended March 31, 2022. Eliminating the restructuring cost and the one-time gain on the sale of the Mt. Airy North Carolina facility from the nine months ended March 31, 2021 and the restructuring cost in nine months ended March 31, 2022, non-GAAP adjusted operating income increased 40.8% or $4.2 million to $14.4 million which is 7.8% on sales of $183.3 million for the nine months ended March 31, 2022.
The Company continues to benefit from its restructuring activities completed in Fiscal 2021 that have resulted in a reduction of excess production capacity and selling, general and administrative expenses. However, pandemic related challenges have continued to evolve in relation to supply chain, freight costs, logistics, wage inflation and labor shortages which impact plant utilization in North America. These challenges are offsetting those restructuring gains in the short term, and are expected to continue throughout the remainder of fiscal 2022. In an effort to mitigate the impact of these challenges, the Company implemented price increases in the first quarter of fiscal 2022 in Brazil and in the U.S.. Additional price increases and surcharges on shipped orders were implemented on a rolling basis throughout the third quarter of fiscal 2022. Price increases and surcharges were successfully implemented and taking nearly full effect during the quarter ended March 31, 2022, resulting in an overall improvement of gross margin to 34.8%, representing an improvement of 390 basis points from the quarter ending December 31, 2021.

Net income for the three months ended March 31, 2022 was $4.3 million which included $0.7 million of restructuring expense, and was $1.3 million or 42.0% higher than the Net Income reported for the three months ended March 31, 2021 of $3.0 million which included $0.8 million of restructuring expense.

Net income for the nine months ended March 31, 2022 was $10.0 million, including $0.7 million of restructuring expense as compared to $11.0 million for the nine months ended March 31, 2021. The nine months ended March 31, 2021 included the $3.2 million gain on the sale of the Company’s Mt. Airy, North Carolina facility and $1.5 million of restructuring expense. Diluted earnings per share "EPS" were $0.57 compared to $0.41 in the three months ended March 31, 2022 versus the prior year. Diluted EPS were $1.34 compared to $1.50 in the nine months ended March 31, 2022 versus the prior year which included a gain of $3.2 million on a building sale and a $2.6 million GILTI tax credit in September 2020 . In removing those two items the Non-GAAP adjusted diluted EPS would be $0.71.
In March 2022, the Company adopted restructuring plans at a total projected cost of $1.6 million, of which $0.9 million related to the closure of its distribution and sales centers in Singapore and Japan, and $0.7 million for the refinancing of the Company's domestic credit facilities. The Company will continue to service Asia out of Brazil and China, and the plan is expected to be completed by June 30, 2022. The cost to close the Singapore and Japan operations is comprised of $0.6 million in headcount reduction, $0.2 in fixed asset and lease disposal, and $0.1 million in professional fees The Company anticipates an annualized savings reflected in the Consolidated Statements of Operations in Selling, General and Administrative expenses for this project of $0.6 million. (See Note 12 Restructuring)

The COVID pandemic has recently impacted our operation in Suzhou, China and still could have an impact globally. Along with the on-going global supply chain slowing, the Suzhou China operation is impacted by government controls as it relates to pandemic related cases and it affects the Company's ability to bring in material and ship finished product to third-party customers and Starrett intercompany partners. Currently, it has not materially affected the Company's Consolidated Statement of Operations, but it remains very difficult for management to predict pandemic related resolution. As a result, management continues its planning process and expects its Suzhou plant to continue to have logistical difficulties in the quarter ending June 30, 2022.

Net Sales

The Company’s net sales for the three months ended March 31, 2022 were $60.5 million versus $54.9 million for the same period a year prior. North America sales of $36.3 million represents an increase of $3.8 million or 11.6% in the quarter ended March 31, 2022. International Sales increase of $24.2 million during the quarter ended March 31, 2022 from $22.4 million during the quarter ended March 31, 2021, an increase of $1.8 million or 7.9%. The Company continues to achieve year on year sales growth across all geographical areas and product offerings.

During nine months ended March 31, 2022 as compared to 2021, North American sales increased $17.2 million or 20.0% while international sales increased $7.7 million or 10.6%. Consolidated Net Sales in the nine months ended March 31, 2022 were $183.3 million, compared to $158.4 million for the same nine months ended March 31, 2021, representing an improvement of $24.9 million, or 15.7%.

Gross Margin

Gross margin increased $2.9 million or 15.8% for the three months, and $8.8 million, or 17.1% for the nine months ended March 31, 2022 as compared to the year prior, primarily as a result of higher sales. Gross margin as a percentage of sales increased 1.7 percentage points for the three months, and increased 0.4 percentage points for the nine months ended March 31, 2022 compared to the prior year.

Although gross margins have generally improved, the evolution of many challenges related to the COVID-19 pandemic have partially offset the impact of the Company's restructuring activities. These include an increase in material and freight costs, and longer transit times which impact all sectors or the Company’s business. In North America, labor shortages and associated wage inflation continue to drive up costs and impact plant utilization. Although North American gross margin shows some improvement compared to the prior year, fiscal 2021 restructuring efforts are partially offset by the aforementioned labor shortages and wage inflation. International gross margin is more affected by material and freight cost increases, supply chain disruptions and increased transit times.

In an effort to mitigate the impact of these challenges, the Company implemented price increases in the first quarter of fiscal 2022 in Brazil and the U.S.. Additional price increases and surcharges on shipped orders were implemented on a rolling basis throughout the third quarter of fiscal 2022. Price increases and surcharges were implemented and took nearly full effect during the quarter ended March 31, 2022, resulting in an overall improvement of gross margin to 34.8%, which is an improvement of 390 basis points from the quarter ended December 31, 2021. The Company expects these trends to continue through the remainder of this fiscal year.

For the three months ended March 31, 2022, North American gross margin measured as a percent of net sales improved by 2.3 percentage points from 30.0% to 32.3%, compared to the three-month period ended March 31, 2021. International gross margin increased by 1.0 percentage point from 37.5% during the three-month period ended March 31, 2021 to 38.5% for the three-month period ended March 31, 2022 .

For the nine months ended March 31, 2022, North American gross margin measured as a percentage of Net Sales improved from 28.6% to 28.8%. International gross margin as a percentage of net sales also increased from 36.8% to 37.9% for the nine months ended from March 31, 2021 to March 31, 2022 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million or 10.9% during the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, representing 24.8% of Net Sales for the quarter ended March 31, 2022 compared to 24.6% in the prior year quarter ended March 31, 2021 .

Selling, general and administrative expenses increased $4.6 million or 11.2% during nine months ended March 31, 2022 compared to 2021, however as a percentage of net sales it has declined from 26.0% for the nine months ended March 31, 2021 to 25.0% for the nine months ended March 31, 2021.

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

Other Income (Expense)

For the three and nine months period ended March 31, 2022 other expense was $0.7 million and $0.2 million, respectively. For the three and nine months period ended March 31, 2021 other expense was $0.7 million and $0.2 million.

Income Taxes

For the three month period ended March 31, 2022, the Company recognized tax expense of $1.8 million on a profit before tax of $6.1 million or an effective tax rate of 29%. For the three month period ended March 31, 2021, the Company recognized tax expense of $1.5 million on a profit before tax of $4.5 million or an effective tax rate of 33%. The tax rate for both fiscal 2022 and fiscal 2021 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

For the nine month period ended March 31, 2022, the Company recognized tax expense of $3.9 million on a profit before tax of $14.0 million or an effective tax rate of 28%. This was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses. For the nine month period ended March 31, 2021. the Company recognized tax expense of $1.1 million on a profit before tax of $12.1 million or an effective tax rate of 9%.This was lower than the U.S. statutory tax rate of 21% primarily due to the discrete benefits relating to legislation enacted during the first quarter of fiscal 2021 in the amount of ($2.7) million related to the impact of the GILTI high-tax exclusion and ($0.2) million related to the impact of the increase in UK corporate tax rate on the net deferred tax asset. Other factors impacting the tax rate include the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	03/31/2022	03/31/2021

Cash (used in) provided by operating activities	(2,791)	2,721
Cash (used in) provided by investing activities	(7,665)	317
Cash provided by (used in) financing activities	10,464	(5,329)
Effect of exchange rate changes on cash	(1,093)	80

Net (decrease) in cash	$(1,085)	$(2,211)

Net cash flows for the nine months ended March 31, 2022 provided a decrease in cash of $1.1 million compared to a decrease in cash of $2.2 million for the nine months ended March 31, 2021. Cash used in operations was $2.8 million due to increases in working capital required to meet strong customer demand and counteract supply chain disruptions and increased transit times. The Company has invested $(6.9) million in new equipment and increased borrowing $10.4 million in the nine months ended March 31, 2022.
During the nine months ended March 31, 2022 the Brazilian subsidiary realized a build-up of ICMS (sales tax) credits, a consequence of the fiscal 2021 restructuring activities which increased the manufacturing activity and, therefore, raw material imports into Brazil. As the Company's Brazilian subsidiary is now exporting a larger proportion of its sales, its ability to re-claim these ICMS credits has been diminished. The Company is actively mitigating this consequence by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. This new methodology is common for similar sized, export focused companies in Brazil.

Liquidity and Credit Arrangements

The new credit facilities with HSBC replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit, a $12.1 million term loan and a $7 million Capital Expenditure draw down credit facility. The Company believes that existing cash and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months. If the Company's expectations are incorrect or the impact from the COVID-19 pandemic worsens then it may need to take advantage of unanticipated strategic opportunities to strengthen our financial position, which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

The credit facilities contain financial covenants with respect to a minimum fixed charge coverage ratio of 1.00, measured on a trailing twelve-month basis, for both the U.S Borrowing companies tested quarterly and the Consolidated L.S. Starrett Company tested semi-annually. The Loan and Security agreement also contains the customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, fundamental corporate changes, excess pension contributions, and certain customary events of default. Upon the occurrence or continuation of an event of default, the Lender may terminate all commitments and facilities, and require the immediate payment of the entire unpaid principal balances, accrued interest, and all other obligations. As of April 29, 2022, the Company was in compliance with all covenants required to be tested at that time.

The effective interest rate on the borrowings under the TD Bank Loan and Security Agreement during the nine months ended March 31, 2022 and 2021 was 1.9% and 1.9% respectively. The effective rate for the nine months ended March 31, 2021 was lower than that specified in the First Amendment to the loan agreement which was executed on September 17, 2020 (See Note 10).
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
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the Company's disclosure controls and procedures as of March 31, 2022, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS

10a	The Loan and Security Agreement dated April 29, 2022 by and among the L.S. Starrett Company, Tru-Stone Technologies, Inc., Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Developement, Inc. and HSBC Bank USA, National Association incorporated by reference.
31a	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31b	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 9, 2022	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 9, 2022	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)