Form 10-K
period 2022-06-30
STARRETT L S CO
filed 2022-08-25
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
Non-Accelerated Filer ☐    Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant had 6,644,385 and 607,491 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2021. On December 31, 2021, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $58,101,545.
There were 6,691,653 and 600,628 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 16, 2022.
The exhibit index is located on pages 65-67.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2022. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2022
All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

PART I
Item 1 - Business
General
Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. The Company has a long history of global manufacturing experience and currently operates three major global manufacturing plants. The global manufacturing plants consist of the one domestic location in Athol, Massachusetts (1880) and the international operations located in Itu, Brazil (1956), and Suzhou, China (1997). The Company consolidated Jedburgh; Scotland and Mt. Airy, NC saw manufacturing operations into Brazil in fiscal year 2021. This strategic restructuring continues to improve manufacturing utilization and creates a global scale saw business. All subsidiaries principally serve the global manufacturing industrial base with concentration in the metalworking, construction, machinery, equipment, aerospace and automotive markets. The Tru-Stone Technologies Division develops and supplies ultra-high precision granite components and assemblies into the semiconductor production and inspection markets and the most demanding laboratory and commercial applications.

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
In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2022 (fiscal 2022), we determined that we have two reportable operating segments (North America and International). Refer to Note 17, Financial Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.
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

Information about our Executive Officers

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	70	2001	President & CEO and Director
John C. Tripp	60	2019	Chief Financial Officer and Treasurer
Emerson T. Leme	61	2019	VP & GM Industrial Products North America
Christian Arnsten	55	2019	VP & GM Industrial Products International
David T. Allen	54	2019	VP Starrett Metrology Systems

Douglas A. Starrett has been President of the Company since 1995 and became CEO in 2001. Prior to 2001, he was President of the Company. Mr. Starrett started his career with the Company in 1976 as an apprentice toolmaker and has been promoted to positions of increasing responsibility in engineering, operations and management.

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

Emerson T. Leme was appointed Vice President Industrial Products North America effective July 2019 and prior to that he was Head of Metrology Equipment since 2016. Emerson joined the Company in 2004 as the General Manager of Starrett China. Previously, Mr. Leme worked as manufacturing consultant in 2004, as Latin America Operations Director for Steelcase Co. from 2001 to 2003 and from 1984 to 2001 he held several progressively more responsible positions up to Manufacturing Manager at Toledo do Brazil, than a subsidiary of Mettler-Toledo. Mr. Leme holds a Bachelor’s degree in mechanical engineering from FEI – Faculdade de Engenharia Industrial, São Bernando, Brazil and a MBA from Fundação Getulio Vargas, São Paulo, Brazil with an extension at The University of Chicago Graduate School of Business.

Christian Arntsen was appointed Vice President Industrial Products International effective July 2019 and prior to that was President of Starrett Brazil since July 2018. He has been working for the Company since 2000 in various International Sales and Marketing roles as Export Sales Manager Latin America and later as Marketing Director. Mr. Arntsen previously worked for Norton, Construction Products Division, a Saint Gobain Abrasives Company in Atlanta, GA, USA from 1996 to 2000 as a Latin American Export Sales Manager and Regional Sales Manager, South-East, NA. Mr. Arntsen earned a Bachelor’s degree in Economics from Pontifícia Universidade Católica , São Paulo, Brazil and an MBA from Fundação Getulio Vargas, São Paulo, Brazil.

David T. Allen was appointed Vice President, Starrett Metrology Systems effective November 18, 2019. Prior to joining the Company, Mr. Allen led the Process Systems business for Mott Corporation from 2016-2019. From 2002-2015, he held a variety of general and commercial management roles in the US, China and Europe with the Danaher Corporation. Earlier in his career, Mr. Allen was a manager with the Boston Consulting Group and a US Army officer. Mr. Allen holds a BS in Economics and a BA in History from the University of Pennsylvania and an MBA from the Tuck School at Dartmouth. The positions listed above represent their principal occupations and employment.

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

Human Capital

Founding Principle:

“I have believed that I could do not greater good than to help create a business that would give people employment and a chance to earn an honest living." - Laroy S. Starrett - Founder

History
It has been said that a business is but the lengthened shadow of a man. If this is so, surely there can be no finer tribute to our business than to say that Mr. Laroy S. Starrett was that man, the founder of our Company. Like many great leaders, Mr. Starrett came from the farm. His inventive genius was not to be denied, and he soon became the owner of a small machine shop. In 1868, he came to Athol and became a member of the Athol Machine Company in order to manufacture some of his own inventions. Misfortunes that would have halted a less courageous man befell Mr. Starrett. His wife died, leaving him with four small children; he was penniless and also handicapped by total deafness. However, he overcame all obstacles and, at his death in 1922, left behind him many enduring monuments to his genius as a manufacturer and philanthropist. It has always been, and will continue to be the aim of the Company to perpetuate his ideals and founding principal.

Stewardship

Since 1880, we have exercised rigorous stewardship over our Company in the best interest of our stakeholders: employees, customers, shareholders and communities. We have striven to build a sustainable business that aligns with our environmental, social and governance responsibilities, our historical track record, and to carry on the high standards set forth by our founder.

Board of Directors

Our Board of Directors, through the Compensation and Governance and Nominating Committees, has direct oversight of our human capital, our culture and policies related to human capital management.

Employees

A company is strongest when all of its employees work together harmoniously for a common purpose. Our rules of human engagement include but not limited to the following:
•We have common goals
•We hire, develop and retain skilled people
•We aim for clear, direct and respectful communication
•We respect diversity
•We are committed to providing a safe work environment for all personnel and visitors.
•We make and keep our commitments
•We are all stewards of the Starrett brand
•Our stakeholders are our focus

At June 30, 2022, the Company had 1,493 employees, split equally between North America and International operations. This represents a net increase from June 30, 2021 of 57 employees, consistent with the growth of our business. The headcount change included an increase of 16 in our North American operations and an increase of 41 internationally.

The L.S. Starrett Company prefers to deal directly with its employees regarding the terms and conditions of their employment. It has always been the Company’s open-door policy to deal directly with our employees instead of through a third party, and the Company believes that sound leadership and concern for its employees is the best way of ensuring the propriety of the Company and the welfare of its employees. Since the Company’s founding none of our domestic employees is or have been subject to a collective bargaining agreement or represented by a trade or labor union. Internationally, our personnel are represented by trade or labor unions in Brazil, Scotland and China. The Company considers relations with its employees to be excellent.

Domestic employees hold shares of Company stock resulting from various stock purchase plans and employee stock ownership plans. The Company believes that this dual role of owner-employee has strengthened employee morale over the years.

Culture and Code of Business Conduct and Ethics

Laroy S. Starrett founded this Company in 1880 on the principles of humanity, integrity and honesty. Throughout successive generations, we have strived to make Starrett one of the finest companies in the world. The pursuit of excellence and integrity includes having a well-defined Code of Business Conduct and Ethics which embodies the highest standards of ethics and integrity, and which should serve as a source of pride for all of us. Our Code of Business Conduct and Ethics has been developed by Starrett’s management and has been strongly endorsed by our Board of Directors. It summarizes the virtues and the principles that should guide all of our actions in the marketplace and our interactions with each other. Our goal at Starrett is simply to be the best in everything we do. We want each one of our employees, officers and directors to be proud to be associated with Starrett and part of that pride stems from our commitment to practicing the highest ethical and professional standards

Personnel Development, Training and Engagement

Attracting, developing and retaining top talent in all areas of the business, is critical to the successful execution of our strategy. We endeavor to hire the best people for our positions and develop our existing employees in their current roles as well as preparing them for future roles within our Company. Our global leadership teams review our workforce to identify organizational needs, development opportunities, and potential future leaders.

We are cognizant that in today’s current environment not all people have the skills sets necessary to be of immediate value; as such we do not abdicate our responsibility to train new employees. This includes employee referral program, apprenticeship training programs, internships and domestic and international rotational assignments among others.

Personnel engagement is an ongoing and not limited to bi-annual messages from the CEO to the entire Starrett population, regular virtual and face-to-face meetings and communication with our senior divisional leadership teams globally, lunch-and-learn programs, lean training and career development courses and tuition reimbursement.
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
The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2022, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China. Certain large customers also offer their own private labels “own brand” that compete with Starrett branded products. These products are often sourced directly from low cost countries.
Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance applications.
Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Scotland, Canada, Australia, New Zealand, and Mexico are engaged in distribution of the Company’s products. In the March quarter, the Company announced plans related to the closure of its distribution and sales centers in Singapore and Japan. The Company will continue to service Asia out of Brazil and China, The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations. A summary of the Company’s foreign operations is contained in Note 17 “Financial Information by Segment & Geographic Area” to the Company’s Consolidated Financial Statements.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand. Sales order backlog to fulfillment for the Company is shorter than many industries. As of June 30, 2022, backlog in our U.S. Precision Tools and Saws Manufacturing “Core U.S.” business were approximately $14.6 million or $6.1 million greater than June 30, 2021. Total Company inventories amounted to $66.9 million at June 30, 2022 and $60.6 million at June 30, 2021.
Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. The Company has, for many years, maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities during fiscal years 2022, 2021, and 2020 were approximately $3.5 million, $3.0 million, and $3.8 million, respectively.
The Company uses trademarks with respect to its products and considers its trademark portfolio to be one of its most valuable assets. All of the Company’s important trademarks are registered and rigorously enforced.
Environmental
Compliance with federal, state, local, and foreign provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment is not expected to have a material effect on the capital expenditures, earnings and competitive position of the Company. The Company seeks to reduce, control and treat water discharges and air emissions

Strategic Activities

Historically, globalization has had a profound impact on product offerings and buying behaviors of industry and consumers in North America and around the world, resulting in the Company revising its strategy to fit this highly competitive business environment. In the past few years the world has seen pandemic, supply chain challenges and inflation. The Company continuously evaluates most aspects of its business, aiming for new ideas to set itself apart from its competition.
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
The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international net sales revenues totaling 47% of consolidated sales for fiscal 2022.

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

Forward-looking Statements:

This Annual Report on Form 10-K and the Company’s 2022 Annual Report to Stockholders, including the President’s letter, contain forward-looking statements about the Company’s business, competition, sales, gross margins, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements relate to analyses and other information that are based on beliefs, expectations, assumptions, and forecasts of future results and estimates of amounts that are not yet determinable. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the risk factors set forth in Item 1A to this Annual Report on Form 10-K.

Item 1A – Risk Factors
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
Global pandemics have in recent years and could have in the future a material adverse effect on our business and results of operations.
The COVID pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The pandemic had a material adverse impact on our business and financial performance in past years.
We gained experience by monitoring government mandates and recommendations, and we attempted to protect the health and safety of our employees, consumers and communities that impacted our business, including following state guidelines for social distancing such as, but not limited to, modifying shift schedules, supporting office-base employees working remotely, educating employees and making accommodations related to personal and workplace hygiene, mandating the wearing of masks, daily monitoring of employee’s temperature and regularly communicating accordingly. However, future dynamics are not predicable although we will continue to be vigilant.
Adverse global economic conditions and world events could affect our operating results, industry and business.

The Company’s results of operations have been and may continue to be materially affected by the conditions in the global economy such as extreme volatility and disruptions, including significant volatility in commodity and market prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability, and global inflation. The demand for our products and services has in the past been significantly affected in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, perceived or actual industry overcapacity, higher unemployment and lower consumer spending.  A weak or declining economy could also strain our suppliers, possibly resulting in supply chain disruptions.  Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.
Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

Our global footprint has had an impact on product offerings and buying behaviors of industry and consumers around the world. In the past few years, the world has seen increased working capital levels required to meet strong customer demand and counteract pandemic related supply chain disruptions which continued to evolve in relation to freight costs, logistics, wage inflation and labor shortages which have impact plant utilization in North America. Along with global supply chain slowing, the Company's Suzhou China operation was impacted by government controls as it related to pandemic related cases and it affected the Company's ability to bring in material and ship finished product to third-party customers and Starrett intercompany partners. China has lifted many of the restrictions.
In addition, global inflation has contributed to higher incremental freight costs and such inflation may continue to result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesales, and diminished brand loyalty.

Despite our actions to mitigate these impacts, we expect to still be impacted by global logistics challenges through calendar year 2022. Specifically, we have invested in bolstering our inventory positions for the first half of 2022 in all regions, which will add to our expenses and impact our profit margins.
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
Although the Company’s U.S. funded deficit for the Retirement Plan improved during fiscal year 2022 from $26.6 million at June 30, 2021 to $17.0 million at June 30, 2022 due to an increase in the discount rate offset by asset losses during the year, we are aware that market dynamics can cause material swings in the net funded amount. Further, the Company cannot control these market dynamics.
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
As of June 30, 2022, the Company's total indebtedness was $30.9 million as compared to indebtedness of $22.0 million as of June 30, 2021. On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement with HSBC Bank USA.

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
Changes in government monetary or fiscal policies or inflation and increasing interest rates may negatively impact our results.
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
Inflationary pressure may lead to the increasing of interest rates. The Federal Reserve or central banks raising interest rates leads to higher borrowing costs for businesses and a could decrease our profitability. Inflationary cost to manufacturing could also adversely affect our business results.
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
During the fiscal year 2022, revenue from sales outside of the United States was $120.0 million, representing approximately 47% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, changes in governmental monetary and fiscal policies, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a significant impact on our business.
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

The Company is subject to the New York Stock Exchange’s (the “NYSE”) continued listing requirements. On October 1, 2020, the Company was notified by the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and the stockholders’ equity of the Company was less than $50 million. On March 4, 2021, the NYSE notified the Company that the Company was in compliance in relation to the NYSE's quantitative continued listing standards. This decision came as a result of the Company’s achievement of compliance with the NYSE’s minimum market capitalization and shareholders’ equity requirements during fiscal 2021. Even though the Company regained compliance with minimum market capitalization and shareholders’ equity requirements, there is no guarantee that it will remain in compliance thereafter. The delisting of the Company’s common stock would significantly affect the ability of investors to trade the Company’s common stock and negatively impact the liquidity and price of the Company’s common stock. In addition, the delisting of the Company’s common stock could materially adversely impact the Company’s ability to raise capital on acceptable terms or at all. Delisting from the NYSE could also have other negative results, including the potential loss of confidence by the Company’s current or prospective third-party providers, the loss of institutional investor interest and fewer partnering opportunities.
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

General Risk Factors

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

The Company’s subsidiary in Jedburgh, Scotland owns and occupies a 175,000 square foot building. The Company currently subleases 38,114 square footage. The lease is a 20 years term and the tenant has a 5 year option to terminate with an additional option to terminate every 3 years subsequently.
In September 2021, the Company entered into a six-year lease in China for 100,682 square feet.
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

Item 3 - Legal Proceedings

In the ordinary course of business, the Company is involved from time to time in litigation that is not considered material to its financial condition or operations. We are not currently subject to any material legal proceedings. We are not currently subject to any material legal proceedings.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. At June 30, 2022, there were approximately 872 registered holders of Class A common stock and approximately 729 registered holders of Class B common stock. In the fourth quarter of fiscal 2022, there were zero Class A shares and 1,759 Class B shares repurchased.

Quarter Ended	High	Low
September 2020	3.56	2.95
December 2020	4.34	2.55
March 2021	7.25	4.21
June 2021	9.90	5.96
September 2021	13.47	7.21
December 2021	13.15	8.86
March 2022	10.44	7.08
June 2022	8.12	6.40
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

	Base	FY18	FY19	FY20	FY21	FY22

The L.S. Starrett Company	$100.00	$76.18	$78.80	$40.35	$111.18	$83.56
Russell 2000	$100.00	$117.57	$113.68	$106.14	$171.98	$128.65
Peer Group	$100.00	$111.54	$114.54	$126.48	$182.11	$153.85
Item 6 - Selected Financial Data
The following selected financial data have been derived from and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2022	2021	2020	2019	2018
Net sales	$253,701	$219,644	$201,451	$228,022	$216,328
Net earnings (loss)	14,878	15,533	(21,839)	6,079	(3,633)
Basic earnings (loss) per share	2.06	2.20	(3.14)	0.87	(0.52)
Diluted earnings (loss) per share	2.00	2.11	(3.14)	0.87	(0.52)
Long-term debt	24,905	6,010	26,341	17,541	17,307
Total assets	199,554	184,486	172,683	190,087	182,286
Dividends per share	0.00	0.00	0.00	0.00	0.20

Items 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Use of Non- U.S. GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this annual report on Form 10-K, we discuss non-U.S. GAAP financial measures related to currency-neutral sales revenues, adjusted operating income, adjusted net income, and adjusted earnings per share to adjust for restructuring costs, gain on the sale of assets, one-time tax credits, or the impairment of intangible assets and the large pension impact that are reflected in one period but not the other, in order to show comparative operational performance.

We present these non-U.S. GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non-U.S. GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Currency-neutral sales revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. We include a reconciliation of currency neutral sales, adjusted operating income, adjusted net income, and adjusted earnings per share to its comparable U.S. GAAP financial measures.

References to currency-neutral revenues, adjusted operating income, adjusted net income, and adjusted earnings per share should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-U.S GAAP financial measures used by other companies. In evaluating these non-U.S. GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-U.S. GAAP financial measures should not be construed to imply that its future results will be unaffected by any such adjustments. Non-U.S. GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Please see Note 17 regarding segment results of operations. The Company's business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 17. These tables below are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling U.S. GAAP operating income and adjusted operating income.

The following tables represent key results of operations on a consolidated basis for the periods indicated:

		Fiscal 2022 comparison to Fiscal 2021			Fiscal 2021 comparison to Fiscal 2020
	Fiscal Year	Fiscal Year	Favorable (unfavorable)		Fiscal Year	Favorable (unfavorable)
(Amounts in Thousands)	6/30/2022	6/30/2021	$ Change	% Change	6/30/2020	$ Change	% Change
Net sales	$253,701	$219,644	$34,057	15.5%	$201,451	$18,193	9.0%
Gross margin	84,246	$73,342	$10,904	14.9%	$62,210	$11,132	17.9%
% of net sales	33.2%	33.4%			30.9%
Selling, general, and administrative expenses	62,260	$56,316	$(5,944)	(10.6)%	$59,437	$3,121	5.3%
% of net sales	24.5%	25.6%			29.5%
Restructuring charges	431	$3,664	$3,233	88.2%	$1,580	$(2,084)	(131.9)%
Goodwill and intangible impairment	—	—	—	—%	$6,496	6,496	100.0%
Gain on sale of building	—	(3,204)	(3,204)	100.0%	—	3,204,000	100.0%
Operating income	21,555	$16,566	$4,989	30.1%	$(5,303)	$21,869	412.4%
% of net sales	8.5%	7.5%			(2.6)%
Other Income (expense)	(36)	$860	$(896)	(104.2)%	$(14,694)	$15,554	105.9%
Net earnings (loss)	21,519	$17,426	$4,093	23.5%	$(19,997)	$37,423	187.1%
Income tax expense	6,641	$1,893	$(4,748)	(250.8)%	$1,842	$(51)	2.8%
Net earnings (loss)	$14,878	$15,533	$(655)	(4.2)%	$(21,839)	$37,372	171.1%

US GAAP to NON-U.S. GAAP Operating Income Reconciliation		Fiscal 2022 comparison to Fiscal 2021			Fiscal 2021 comparison to Fiscal 2020
	Fiscal Year	Fiscal Year	Favorable (unfavorable)		Fiscal Year	Favorable (unfavorable)
(Amounts in Thousands)	6/30/2022	6/30/2021	$ Change	% Change	6/30/2020	$ Change	% Change
Operating income, as reported	$21,555	$16,566	$4,989	30.1%	$(5,303)	$21,869	412.4%
Restructuring charges	431	$3,664	(3,233)	(88.2)%	$1,580	$2,084	131.9%
Goodwill and intangibles impairment	—	$—	—	—%	$6,496	$(6,496)	(100.0)%
Gain on sale of building	—	(3,204)	3,204	100.0%	$—	$(3,204)	(100.0)%
Adjusted operating income	$21,986	$17,026	$4,960	29.1%	$2,773	$14,253	514.0%
% of net sales	8.7%	7.8%		+ 90 bps	1.4%		+ 640 bps

US GAAP to NON-U.S. GAAP Net Income and EPS Reconciliation	FY22	FY21	FY20

Net income (loss), as reported	$14,878	$15,533	$(21,839)
Less Gain on sale	—	(3,204)	0
Less GILTI Recalculation 9-30-20	—	(2,608)	0
Restructuring add back	431	3,664	1,580
Goodwill and intangibles impairment add back	—	—	6,496
Pension net periodic benefit cost add back	—	—	16,753
Non-GAAP adjusted net income	$15,309	$13,385	$2,990

Shares diluted	7,437	7,367	6,949

Non-GAAP adjusted diluted EPS	$2.06	$1.82	$0.43

US GAAP to NON-U.S. GAAP Reconciliation by Reporting Segment
	Fiscal Year 2022				Fiscal Year 2021				Fiscal Year 2020
(Amounts in Thousands)	North America	Inter-national	Corp	Total	North America	Inter-national	Corp	Total	North America	Inter-national	Corp	Total
Net Sales	$141,470	$112,231	$0	$253,701	$119,619	$100,025	0	$219,644	$121,834	$79,617	$0	$201,451
Gross Margin	41,703	42,544	—	84,246	36,066	37,277	—	73,342	32,635	29,575	—	62,210
Selling, general and admin	27,830	26,677	7,753	62,260	25,066	23,850	7,400	56,316	34,349	24,495	7,090	65,934
Operating income, as reported	13,873	15,435	(7,753)	21,555	13,144	10,821	(7,399)	16,566	(2,055)	3,842	(7,090)	(5,303)
Restructuring charges	—	431	—	431	1,059	2,605	—	3,664	341	1,239	—	1,580
Goodwill and intangibles impairment	—	—	—	—	—	—	—	—	6,496	—	—	6,496
Gain on sale of building	—	—	—	—	(3,204)	—	—	(3,204)	—	—	—	—
Adjusted operating income	$13,873	$15,867	$-7,753	$21,986	$10,999	$13,426	$-7,399	$17,026	$4,782	$5,081	$-7,090	$2,773
% of net sales	9.8%	14.1%		8.7%	9.2%	13.4%		7.8%	3.9%	6.4%		1.4%

NON-U.S. GAAP Measure Reconciliation: Fiscal Years 2022-2020 "Currency Neutral" Net Sales

	FY22 comparison to FY21:				FY21 comparison to FY20:
Amounts in Thousands	Fiscal 2022	Fiscal 2021	$ Change	% Change	Fiscal 2021	Fiscal 2020	$ Change	% Change

Total sales, as reported	253,701	219,644	34,057	15.5%	219,644	201,451	18,193	9.0%
Currency neutralizing adjustment	(2,014)	—	(2,014)	(0.9)%	11,369	—	11,369	5.6%
Total FY22 currency neutral net sales	251,687	219,644	32,043	14.6%	231,013	201,451	29,562	14.7%

North America net sales, as reported	141,470	119,619	21,851	18.3%	119,619	121,834	(2,215)	(1.8)%
Currency neutralizing adjustment	(135)	—	(135)	(0.1)%	(174)	—	(174)	(0.1)%
FY22 currency neutral North American net sales	141,335	119,619	21,716	18.2%	119,445	121,834	(2,389)	(2.0)%

International net sales, as reported	112,231	100,025	12,206	12.2%	100,025	79,617	20,408	25.6%
Currency neutralizing adjustment	(1,879)	—	(1,879)	(1.9)%	11,543	—	11,543	14.5%
FY22 currency neutral International sales net sales	110,352	100,025	10,327	10.3%	111,568	79,617	31,951	40.1%
*"Currency Neutralizing Adjustment" = Change when converting one year (FY22 and FY21) sales in non USD functional currencies at the same exchange rates used in the comparison period (FY21 and FY20).
Fiscal 2022 Compared to Fiscal 2021
Overview
New order intake remained strong across the business throughout fiscal 2022, representing an increase of over 16% compared to fiscal 2021. As a result, backlog remained at historically high levels, over 38% higher as of June 30, 2022, compared to June 30, 2021. However, the Company is anticipating a softening in order intake over the next several months.
Net Sales overall during fiscal year 2022 were $253.7 million, up 15.5% as compared to fiscal 2021. Although foreign currency translation impact in aggregate had been minimal over the first six months of fiscal 2022, the United States Dollar weakened in the last half of fiscal 2022, particularly in relation to the Brazilian Real. This has had the impact of inflating Net Sales by $2.0 million throughout the fiscal year. Currency neutral net sales for fiscal 2022 were $251.7 million, an increase of $32.1 million or 14.6% compared to $219.6 million for fiscal 2021.

The Company continued to benefit from its restructuring activities completed in Fiscal 2021 that resulted in a reduction of excess production capacity and selling, general and administrative expenses. However, pandemic related challenges continued to evolve throughout the fiscal year in relation to supply chain, freight costs, logistics, and wage inflation and labor shortages which impacted plant utilization in North America. These challenges had been offsetting those restructuring gains in the first half of the fiscal year. In an effort to mitigate the impact of these challenges, the Company implemented price increases in the first quarter of fiscal 2022 in Brazil and in the U.S. Additional price increases and surcharges on shipped orders were implemented on a rolling basis throughout the third quarter of fiscal 2022, and were successfully implemented and taking nearly full effect by the end of that quarter and throughout the fourth quarter of fiscal 2022. The Company will continue to monitor such challenges as they evolve and adjust accordingly to maintain sufficient operating margins.

Operating income was $21.6 million in fiscal year 2022 or 8.5% of net sales, compared to $16.6 million or 7.5% of net sales in fiscal 2021.. Non-GAAP adjusted operating income, which removes the impact of restructuring costs and the gain on sales of assets, when applicable was $22.0 million in fiscal year 2022, or 8.7% of net sales, compared to $17.0 million in fiscal 2021, or 7.8% of net sales, representing a 30% overall and 90 basis point improvement relative to net sales.
Net income for fiscal 2022 was $14.9 million, compared to $15.5 million for fiscal 2021. However, while fiscal 2022 included $0.4 million in restructuring expense, fiscal 2021 included the $3.2 million gain on the sale of the Company’s Mt. Airy, North Carolina facility, a $2.6 million GILTI tax credit, and $3.7 million of restructuring expense. When adjusting for those one-time items, Adjusted Net Income for fiscal 2022 was $15.3 million compared to $13.4 million for fiscal 2021, a 17% increase.

Diluted earnings per share, "EPS" were $2.00 for fiscal 2022, compared to $2.11 for fiscal 2021. However, when adjusting Net Income for the one-time items listed in the Non-GAAP Adjusted Net Income calculation, fiscal 2022 diluted earnings per share are $2.06 compared to $1.82 for fiscal 2021, an increase of $0.24 per share or 13%.

In March 2022, the Company adopted restructuring plans at a total projected cost of $0.8 million related to the closure of its distribution and sales centers in Singapore and Japan. The Company will continue to service Asia out of Brazil and China. The plan was successfully completed by June 30, 2022. The cost to close the Singapore and Japan operations was comprised of $0.6 million in headcount reduction, $0.1 in fixed asset and lease disposal, and $0.1 million in professional fees The Company anticipates an annualized savings reflected in the Consolidated Statements of Operations in Selling, General and Administrative expenses for this project of $0.6 million. (See Note 9 Restructuring)

The COVID pandemic has recently impacted our operation in Suzhou, China and still could have an impact globally. Along with the ongoing global supply chain challenges, the Suzhou China operation was impacted by government controls as it relates to pandemic related cases and it affects the Company's ability to bring in material and ship finished product to third-partycustomers and Starrett intercompany partners. Currently, it has not materially affected the Company's Consolidated Statement of Operations. As of June 30, 2022, the Shanghai ports had been restored to full functionality. However, it remains very difficult for management to predict pandemic related measures that could be implemented by the Chinese government. As a result, management continues its planning process and expects its Suzhou plant may continue to have logistical difficulties in the early stages of fiscal 2023 and potentially longer.
Net Sales
Fiscal year 2022 net sales were $253.7 million an increase of $34.1 million or 15.5% compared to fiscal year 2021 of $219.6 million. Net sales during fiscal year 2022 in North America were $141.5 million compared to $119.6 million in fiscal year 2021 an increase of $21.8 million or 18.3%. Net sales during fiscal year 2022 in International operations were $112.2 million compared to $100.0 million in fiscal year 2021, an increase of $12.2 million or 12.2%. Fiscal 2022 net sales compared to fiscal 2021 were positively impacted by $2.0 million, or 0.9% due to currency fluctuation, of which $0.1 was in North American operations (Mexico and Canada) and $1.9 million due to our International operations, primarily Brazil.
Gross Margin
Gross margin in fiscal 2022 increased to $84.2 million or 33.2% of sales compared to $73.3 million or 33.4% of sales in fiscal 2021. The decrease in relative gross margin is due to continued pandemic related headwinds involving material cost increases, labor shortages and wage inflation, and logistics challenges particularly in the first half of fiscal 2022. These challenges have since been mitigated through pricing actions and surcharges implemented and taking effect in the second half of the fiscal year.
North America gross margin increased $5.6 million or 15.5% to $41.7 million from $36.1 million in fiscal 2021, or 29.5% and 30.2% of sales respectively. International gross margins increased $5.2 million or 13.9% to $42.5 million from $37.3 million in fiscal 2021 or 37.9% and 37.1% of sales respectively, due largely to the increase in sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including corporate expenses, increased in fiscal year 2022 by $5.9 million, or 10.6%. North American selling, general and administrative expenses increased $2.7 million or 11.0%, from $25.1 million in fiscal year 2021 to $27.8 million in fiscal year 2022. International selling, general and administrative expenses increased $3.3 million or 14.0% from $23.8 million in fiscal year 2021 to $27.1 million in fiscal year 2022. Corporate expenses increased $0.4 million during the same period due to higher insurance and legal expenses.
The Company has continued to benefit from selling, general and administrative reductions enacted as part of the fiscal 2021 restructuring programs, as evidenced in the decline of these costs as a percentage of net sales, from 25.6% in fiscal 2021 to 24.5% in fiscal 2022. This benefit was partially offset by some variable selling costs tied to the higher level of sales, and temporary salary reductions enacted during the initial phase of the pandemic that carried over into the first six months of fiscal 2021 which have since been restored.
Operating Income
Operating income was $21.6 million in fiscal year 2022, an increase of $5.0 million or 30.1% compared to operating income in fiscal 2021 of $16.6 million. The North American operating income was $13.9 million remaining flat as compared to fiscal 2021 of $13.1 million. International operations had operating income in fiscal 2022 of $15.4 million an increase of $4.6 million or 42.6% compared to operating income of $10.8 million in fiscal 2021.
Adjusted operating income was $22.0 million or 8.7% of sales in fiscal year 2022 as compared to $17.0 million or 7.8% or sales. The non-GAAP adjustments add back restructuring charges in both years and removes the gain on the sale of the building in fiscal 2021 for comparison purposes.
Other Income (Expense)
Other income in fiscal 2022 was $0.0 million a decrease $0.9 million compared to fiscal 2021 of $0.9 million.
Income Taxes
Income taxes in fiscal 2022 were $6.6 million on pre-tax income of $21.5 million resulting in an effective tax rate of 30.9%. The effective tax rate was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses.
Income taxes in fiscal 2021 were $1.9 million on pre-tax income of $17.4 million resulting in an effective tax rate of 10.9%. Included in the fiscal 2021 tax expense is a tax benefit of ($2.6) million relating to U.S. legislation enacted in the first quarter of fiscal 2021reducing the impact of GILTI retroactive to fiscal 2020 and 2019 and a tax benefit of ($0.6) million relating to the impact of the increase in United Kingdom corporate tax rate on the net deferred tax asset. The rate was negatively impacted by the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.
Fiscal 2021 Compared to Fiscal 2020
Overview
The Covid Pandemic has had a substantial impact on the Company's global sales fiscal years 2021 and 2020. The impact was felt beginning in January 2020 in our operation in Suzhou, China and then intensified in March 2020 by affecting our global markets. We initiated several restructuring activities designed to consolidate manufacturing capacity and reduce selling, general and administrative expenses globally, which included the sale of our facility in Mt. Airy, North Carolina. These restructuring activities commenced in the second quarter of fiscal 2020, continued throughout and completed in fiscal 2021.
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
With the increased net sales volume, reduced cost, and planned production utilization improvement throughout fiscal 2021, our financial performance continued to improve, and was especially strong during the fourth quarter. In fiscal 2021, the Company had a 7.8% operating income as a percentage of sales as compared to an operating loss in fiscal 2020. As shown in the above table, management also looks at the non-GAAP reconciliation, adjusting out restructuring, impairment and the gain on facility sales. Adjusted operating income was 7.8%, the same as U.S. GAAP because the facility gain and restructuring offset each other. This was a 640 basis point increase over fiscal 2020.
Net sales in fiscal 2021 were $219.6 million, an increase of $18.2 million or 9.0% compared to net sales of $201.5 million in fiscal 2020. Net sales in North America decreased $2.2 million or 1.8% from $121.8 million in fiscal 2020 to $119.6 million in fiscal 2021. International sales increased $20.4 million or 25.6% from $79.6 million in fiscal 2020 to $100.0 million in fiscal 2021 driven primarily by Brazil. When adjusting for the impact of foreign exchange, the increase in International sales is even more pronounced, at 40.6%, primarily due to Brazil, which benefited from strong demand in the Consumer DIY and Food sectors. (see table above)
Gross Margin
Gross margin in fiscal 2021 increased $11.1 million or 17.9% to $73.3 million or 33.4% of sales compared to $62.2 million or 30.8% of sales in fiscal 2020. The increase in absolute and relative gross margin can be attributed to the increase in revenues and the restructuring activities completed, in addition to a favorable LIFO adjustment of $2.2 million in North America in the fourth quarter of fiscal 2021.
North America gross margin increased $3.4 million or 10.5% to $36.0 million from $32.6 million, in fiscal 2020, or 30.1% and 26.8% of sales respectively This improvement was due to sales mix and restructuring activities, in addition to the LIFO adjustment mentioned above as a result of lower inventory levels in the U.S.
International gross margins increased $7.7 million or 26% to $37.3 million from $29.6 million, in fiscal 2020 or 37.3% and 37.1% of sales respectively, commensurate with the increase in sales.
Selling, General and Administrative
Selling, general, and administrative expenses declined $9.6 million or 14.6%, from $65.9 million in fiscal 2020 to $56.3 million in fiscal 2021. This is due to the impact of austerity measures and restructuring efforts begun in fiscal 2020 that continued into fiscal 2021. North American selling, general and administrative expenses declined $9.3 million or 37.0%, from $34.3 million in fiscal 2020 to $25.0 million in fiscal 2021. International selling, general and administrative expenses declined $0.6 million, or 2.6% from $24.5 million in fiscal 2020 to $23.9 million in fiscal 2021.
Operating Income
Operating income was $16.6 million and a loss of $5.3 million in fiscal years 2021 and 2020 respectively. In fiscal 2021 North American operating income was $13.1 million, an increase of $15.2 million compared to fiscal 2020. The North American operating loss was $2.1 million in fiscal 2020. In International operations operating income in fiscal 2021 was $10.8 million an increase over fiscal 2020 of $7.0 million. International operations had operating income in fiscal 2021 of $10.8 million an increase of 181.7% compared to fiscal 2020 of $3.8 million.
Other Income (Expense)
Other income in fiscal 2021 was $0.9 million, compared to other expense of $14.7 million in fiscal year 2020 . The primary driver of the changes were the changes in the overall funding status of the Company's pension plans, see Note 12. The Company recorded a pension cost benefit of $0.7 million in fiscal 2021 and a cost of $16.8 million in fiscal years 2020.
Income Taxes
Income taxes in fiscal 2021 were $1.9 million on pre-tax income of $17.4 million resulting in an effective tax rate of 10.9%. Included in the fiscal 2021 tax expense is a tax benefit of $2.6 million relating to U.S. legislation enacted in the first quarter of fiscal 2021 reducing the impact of GILTI retroactive to fiscal 2020 and 2019 and a tax benefit of ($0.6) million relating to the impact of the increase in United Kingdom corporate tax rate on the net deferred tax asset. The rate was negatively impacted by the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.
Income taxes in fiscal 2020 were $1.8 million on pre-tax losses of ($20.0) million resulting in an effective tax rate of 9.2%. The effective tax rate was lower than the U.S. statutory rate due to the impact of the GILTI provisions and the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.The tax rate was negatively impacted by the write-off of a $1.6 million long-term receivable previously established for competent authority relief for historic transfer pricing adjustments which the Company has determined is no longer feasible to pursue and an increase in the valuation allowance of $2.1 million against foreign tax credits which the Company has determined are more likely than not to expire unutilized.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30,
(in Thousands)	2022	2021	2020
Cash provided by (used in) operating activities	$5,292	$4,568	$(1,163)
Cash used in investing activities	(9,007)	(493)	(10,600)
Cash (used in) provided by financing activities	9,746	(9,013)	9,314
The Company had a working capital ratio of 3.2 as of June 30, 2022 and 2.3 as of June 30, 2021 as the improvement in sales and improved manufacturing utilization created higher accounts receivable of $7.9 million and $10.9 million higher inventory balances, net of the LIFO reserve, current liabilities were slightly unfavorable as accounts payable decreased $2.6 million and accrued expenses increased $3.0 million. Cash, accounts receivable and inventories represented 93% and 88% of current assets at fiscal 2022 and fiscal 2021, respectively.
Net cash provided by operations was $5.3 million in fiscal 2022, $4.6 million in fiscal 2021 and net cash used by operations was $1.2 million in fiscal 2020. Cash provided by operations increased during fiscal 2022 due to improved operating performance and the reduction in required pension contributions which were partially offset by increased working capital and investing $0.4 million on a cash basis in restructuring.  Cash used in investing of $9.0 million included $8.0 million invested in property, plant and equipment and $1.0 million invested in software development.  The Company also increased borrowings $9.6 million during fiscal 2022 .
Effects of translation rate changes on cash primarily result from the movement of the U.S. dollar against the British Pound, the Euro and the Brazilian Real.
The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
Liquidity and Credit Arrangements
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
Judgments, assumptions, and estimates are used for, but not limited to, inventory allowances; income tax reserves; long lived assets and goodwill impairment; as well as employee turnover, discount and return rates used to calculate pension obligations.
Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires management to exercise judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

Inventory Valuation:  The Company values inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out "LIFO" method for most U.S. inventories or the first-in, first-out "FIFO" method for all other inventories. The Company periodically writes down for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Write downs are based on our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase of write downs may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedules accordingly.
Income Taxes:  Accounting for income taxes requires estimates of future benefits and tax liabilities. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, the Company assesses the likelihood that the asset will be realized by evaluating the positive and negative evidence to determine whether realization is more likely than not to occur. Realization of the Company’s deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the variable profitability of certain subsidiaries and level of uncertainty associated with the Company’s forecast of future taxable income. These conclusions require significant judgments. Should any significant changes in the tax law or the estimate of the necessary valuation allowance occur, the Company would record the impact of the change, which could have a material effect on our financial position or results of operations.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2023	2024- 2025	2026- 2027	Thereafter
Debt obligations	$31.5	$6.4	$6.6	$14.2	$4.3
Estimated interest on debt obligations	4.3	1.2	1.6	1.1	0.4
Operating lease obligations	6.8	1.9	3.0	1.8	0.1
Purchase obligations	21.8	18.8	1.7	1.3	—
Total	$64.4	$28.3	$12.9	$18.4	$4.8
The new credit facilities mature on April 29, 2027. (See Note 13 “Debt” to the Consolidated Financial Statements for additional details). These new credit facilities replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million capital expenditure draw down credit facility. The interest rate on the new facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three-month Secured Overnight Financing Rate, herein "SOFR". The initial rate for the first three months of the agreement is the one-month SOFR plus 1.60%.
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
Item 7A - FINANCIAL INSTRUMENT MARKET RISK
Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, and equity and commodity prices. The Company’s operating activities expose it to risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.
The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does enter into long-term supply contracts with either fixed prices or quantities. The Company does not currently engage in any material amount of hedging and has no forward currency contracts outstanding at June 30, 2022. Foreign cash and cash equivalents are approximately $7.2 million as of June 30, 2022 and $5.9 million as of June 30, 2021.
A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments. A 10% increase in interest rates would not have a material impact on our borrowing costs. See Note 13 “Debt” to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $24.9 million.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
The L.S. Starrett Company

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and financial statement schedule included under Item 15(a) collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of U.S. Deferred Tax Assets
As described further in note 11 to the consolidated financial statements, deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations. Valuation allowances are provided, based on the evaluation of both positive and negative evidence, to reduce the deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of U.S. deferred tax assets as a critical audit matter.

The principal consideration for our determination that the realizability of U.S. deferred tax assets is a critical audit matter is the high level of estimation uncertainty associated with the Company’s forecast of future taxable income of U.S. operations.

Our audit procedures related to the realizability of the U.S. deferred tax assets included the following procedures, among others:
•We evaluated management’s ability to forecast taxable income by assessing the historical accuracy of forecasts developed in prior years.
•We assessed the appropriateness of management’s assumptions and estimates within its future forecasts and compared forecasts to historical trends and current industry and economic trends
•We involved tax professionals to evaluate the application of relevant tax laws and regulations in assessing the appropriateness of management’s estimate of future sources of taxable income

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Boston, Massachusetts
August 25, 2022

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	6/30/2022	6/30/2021
ASSETS
Current assets:
Cash	$14,523	$9,105
Accounts receivable (less allowance for doubtful accounts of $796 and $665, respectively)	42,961	35,076
Inventories, net	66,900	60,572
Prepaid expenses and other current assets	8,669	14,467
Total current assets	133,053	119,220
Property, plant and equipment, net	37,116	35,992
Right of use assets	5,540	4,298
Deferred tax assets, net	14,924	19,073
Intangible assets, net	4,640	4,888
Goodwill	1,015	1,015
Other assets	3,266	—
Total assets	$199,554	$184,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,547	$15,959
Current lease liability	1,530	1,650
Accounts payable	14,624	17,229
Accrued expenses	11,776	8,811
Accrued compensation	6,703	8,040
Total current liabilities	41,180	51,689
Other tax obligations	2,936	2,866
Long-term lease liability	4,166	2,734
Long-term debt, net of current portion	24,905	6,010
Postretirement benefit and pension obligations	23,938	37,652
Total liabilities	97,125	100,951
Commitments and Contingencies (Note 15)

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 6,682,521 outstanding at June 30, 2022 and 6,475,307 outstanding at June 30, 2021)	6,683	6,475
Class B common stock $1 par (10,000,000 shares authorized; 610,087 outstanding at June 30, 2022 and 633,505 outstanding at June 30, 2021)	610	634
Additional paid-in capital	57,143	56,507
Retained earnings	89,059	74,181
Accumulated other comprehensive loss	(51,066)	(54,262)
Total stockholders’ equity	102,429	83,535
Total liabilities and stockholders’ equity	199,554	184,486
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)

	Years Ended
	6/30/2022	6/30/2021	6/30/2020
Net sales	$253,701	$219,644	$201,451
Cost of goods sold	169,455	146,302	139,241
Gross margin	84,246	73,342	62,210
% of net sales	33.2%	33.4%	30.9%

Selling, general and administrative expenses	62,260	56,316	59,437
Restructuring charges	431	3,664	1,580
Goodwill and intangibles impairment	—	—	6,496
Gain on sale of facility	—	(3,204)	—
Operating income (loss)	21,555	16,566	(5,303)

Other income (expense)	(36)	860	(14,694)

Earnings (loss) before income taxes	21,519	17,426	(19,997)
Income tax expense	6,641	1,893	1,842

Net earnings (loss)	$14,878	$15,533	$(21,839)

Basic earnings (loss) per share	$2.06	$2.20	$(3.14)
Diluted earnings (loss) per share	$2.00	$2.11	$(3.14)

Weighted average outstanding shares used in per share calculations:
Basic	7,226	7,070	6,949
Diluted	7,437	7,367	6,949
See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended
	6/30/2022	6/30/2021	6/30/2020
Net earnings (loss)	$14,878	$15,533	$(21,839)
Other comprehensive (loss) income:
Currency translation gain (loss), net of tax	(4,029)	5,828	(12,316)
Pension and postretirement plans, net of tax of $2,320, $ 5,294 and $(962), respectively	7,225	15,325	(3,818)

Other comprehensive income (loss)	3,196	21,153	(16,134)

Total comprehensive income (loss)	$18,074	$36,686	$(37,973)
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity
(in thousands except per share data)

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
	Class A	Class B				[1]
Balance, July 1, 2019	$6,207	$690	$55,276	$80,487	$(59,281)		$83,379

Total comprehensive (loss) income	—	—	—	(21,839)	(16,134)		(37,973)
Transfer of historical translation adjustment	—	—	—	—	—		—
Repurchase of shares	—	(6)	(20)	—	—		(26)
Issuance of stock	—	21	52	—	—		73
Stock-based compensation	76	—	454	—	—		530
Conversion of Class B to Class A shares	25	(25)	—	—	—		—
Balance, June 30, 2020	6,308	680	55,762	58,648	(75,415)		45,983

Total comprehensive (loss) income	—	—	—	15,533	21,153		36,686
Repurchase of shares	—	(6)	(26)	—	—		(32)
Issuance of stock	—	16	59	—	—		75
Stock-based compensation	111	—	712	—	—		823
Conversion of Class B to Class A shares	56	(56)	—	—	—		—
Balance, June 30, 2021	6,475	634	56,507	74,181	(54,262)		83,535

Total comprehensive income	—	—	—	14,878	3,196		18,074
Repurchase of shares	—	(6)	(47)	—	—		(53)
Issuance of stock	7	43	164	—	—		214
Stock-based compensation	140	—	519	—	—		659
Conversion of Class B to Class A shares	61	(61)	—	—	—		—
Balance, June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)		$102,429

Cumulative balance:
Currency translation loss, net of taxes					$(60,076)
Pension and postretirement plans, net of taxes					9,010
					$(51,066)
See notes to consolidated financial statements
1

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	6/30/2022	6/30/2021	6/30/2020
Cash flows from operating activities:
Net earnings (loss)	$14,878	$15,533	$(21,839)
Non cash operating activities:
Gain on sale of real estate	—	(3,204)	—
Depreciation	5,339	5,059	5,206
Amortization	1,291	1,233	1,990
Goodwill and intangibles impairment	—	—	6,496
Stock-based compensation	659	823	530
Net long-term tax obligations	168	127	1,881
Deferred taxes	1,449	(3,003)	(1,802)
Postretirement benefit and pension obligations	(1,405)	(589)	16,823
Working capital changes:
Accounts receivable	(10,425)	(3,009)	2,284
Inventories	(8,832)	(3,694)	1,603
Other current assets	5,486	(4,930)	(3,071)
Other current liabilities	1,880	8,517	(3,369)
Prepaid pension expense	(2,627)	(8,186)	(8,035)
Other	(2,569)	(109)	140
Net cash provided by (used in) operating activities	5,292	4,568	(1,163)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,982)	(4,583)	(9,277)
Software development	(1,025)	(1,124)	(1,323)
Proceeds from sale of real estate	—	5,214	—
Net cash (used in) investing activities	(9,007)	(493)	(10,600)

Cash flows from financing activities:
Proceeds from term loan borrowings	24,553	11,882	9,350
Proceeds from line of credit borrowings	42,609	32,869	5,500
Debt reacquisition cost	(532)	—	—
Term Debt repayments	(16,679)	(9,691)	(5,583)
Line of Credit repayments	(40,366)	(44,116)	—
Proceeds from common stock issued	214	75	73
Repurchase of shares	(53)	(32)	(26)
Net cash provided by (used in) financing activities	9,746	(9,013)	9,314
Effect of translation rate changes on cash	(613)	585	325
Net increase (decrease) in cash	5,418	(4,353)	(2,124)
Cash beginning of year	9,105	13,458	15,582
Cash end of year	$14,523	$9,105	$13,458
Supplemental cash flow information:
Interest paid	$1,216	$889	$953
Taxes paid	2,841	4,979	1,994
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
Financial instruments and derivatives: The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of cash and accounts receivable approximates fair value because of the short-term nature of these instruments. The carrying value of debt as of ,June 30, 2022 $31.5 million of which is at current market interest rates, also approximates its fair value. The Company’s U.K. subsidiary utilizes forward exchange contracts to reduce currency risk. The notional amounts of contracts outstanding as of both June 30, 2022 and June 30, 2021 were zero.
Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for bad debts amounted to $0.1 million, $0.1 million, and $0.2 million in fiscal 2022, 2021 and 2020, respectively. In establishing the allowance for doubtful accounts, management considers historical losses, the aging of receivables and existing economic conditions.
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
Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. The construction in progress balances in buildings, building improvements and machinery and equipment at June 30, 2022 and June 30, 2021 were $2.3 million and $1.5 million, respectively. Repairs and maintenance of equipment are expensed as incurred.
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
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. Any of the Company’s revenue not recognized under the point in time approach for the year ended June 30, 2022, was determined to be immaterial. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery. No performance obligation related amounts were deferred as of June 30, 2022. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
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
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Consolidated Balance Sheet. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations. As of June 30, 2022, and 2021, the balances of the return asset were $0.1 million and $0.2 million and the balance of the refund liability was $0.2 million as of June 30, 2022 and $0.1 million in the prior year, and they are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheet.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.9 million and $0.6 million at June 30, 2022 and 2021, respectively.
Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs of $0.1 million in fiscal years 2022 and 2021 , which were deferred until mailed. Advertising costs were expensed as follows: $3.1 million in fiscal 2022, $3.2 million in fiscal 2021 and $3.6 million in fiscal 2020 and are included in selling, general and administrative expenses.
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
The Company sponsors funded U.S. and non-U.S. defined benefit pension plans covering the majority of our U.S. and U.K. employees. The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to-market (MTM adjustment) method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss). Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal years 2022, 2021 and 2020 were $0.2 million, $0.2 million, and $16.9 million, respectively.
Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $83.8 million of undistributed earnings of foreign subsidiaries as of June 30, 2022 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available, after consideration of U.S. Tax Reform and the dividends received deduction. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
Research and development: Research and development costs are expensed, primarily in selling, general and administrative expenses, and were as follows: $3.5 million in fiscal 2022, $3.0 million in fiscal 2021, and $3.8 million in fiscal 2020.
Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 211,220, 297,054, and 86,065, of potentially dilutive common shares in fiscal 2022, 2021 and 2020, respectively, resulting from shares issuable under its stock-based compensation plans. These additional shares are not used in the diluted EPS calculation in loss years.
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
Recently Issued Accounting Standards:
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020, effective for the Company July 1, 2021. The amendments in ASU 2018-14 must be applied on a retrospective basis. The adoption of ASU 2018-14 does not have a material effect on the Company's consolidated financial statements.
In November 2019, FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates of certain major new accounting standards. Of those standards affected the following is the only one not yet implemented by the Company. Financial Instruments Credit Losses ASU 2016-13 (ASC 326) and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The Company does not believe that ASU 2019-10 will have a material effect on its consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The Company currently has no hedging type contracts or others tied to reference rates where this standard would have a material impact to the Company's accounting. There is no material impact to the Company's financials as a result of adopting this amendment regarding the HSBC loan agreement. The Company does not believe that ASU 2020-04 will have a material effect on its consolidated financial statements.
In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740).
The amendments in this Update simplify the accounting for income taxes by doing the following:
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

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 or July 1, 2021 for the Company. The the adoption of ASU 2019-12 does not have a material effect on the Company's consolidated financial statements.

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

Both the 2012 and 2021 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2021 and 2012 Stock Plans provide for the issuance of up to 500,000 shares in each plan of common stock.
Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in Class A shares of common stock. As of June 30, 2022, there were no stock options and 163,807 restricted stock units outstanding. In addition, there were 474,401 shares available for grant under the 2021 Stock Incentive Plan as of June 30, 2022 and 10,477 were available for grant as of June 30, 2021.
There were no stock options granted during fiscal years 2022, 2021 or 2020.
There were no stock options outstanding as of June 30, 2022. There were no stock options exercisable as of June 30, 2022. In recognizing stock compensation expense for the 2012 and 2021 Stock Incentive Plan, management has estimated that there will be no forfeitures of options.
The Company accounts for RSU awards by recognizing the expense of the intrinsic value at the award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2022, the Company granted 80,500 RSU awards with fair values of $11.35 per RSU award, and there were 11,174 RSU’s forfeited. During the year ended June 30, 2021, the Company granted 297,140 RSU awards with fair values of $3.36 per RSU award. During the year ended June 30, 2020, the Company granted 110,500 RSU awards with fair values of $5.34 per RSU award.
There were 133,995 and 102,670 RSU awards settled in fiscal years 2022 and 2021 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2022 was $1.1 million. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2021 was $2.4 million. Compensation expense related to the 2012 Stock Incentive Plan was $501,000, $675,000 and $345,000 for fiscal 2022, 2021 and 2020 respectively. As of June 30, 2022, there was $2.7 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $2.1 million relates to performance based RSU grants that are not expected to be awarded. The remaining $0.6 million is expected to be recognized over a weighted average period of 1.9 years.

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

	Shares on Options	Weighted Average Exercise Price	Shares Available for Grant
Balance, June 30, 2019	87,133		412,867
Options granted	86,946	3.63	(86,946)
Options exercised	(20,615)	3.52	—
Options canceled	(54,271)		54,271
Balance, June 30, 2020	99,193		380,192
Options granted	70,985	3.26	(70,985)
Options exercised	(16,196)	4.65	—
Options canceled	(36,022)		36,022
Balance, June 30, 2021	117,960		345,229
Options granted	26,614	7.94	(26,614)
Options exercised	(43,658)	3.18	—
Options canceled	(30,866)		30,866
Balance, June 30, 2022	70,050		349,481
The following information relates to outstanding options as of June 30, 2022:

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2020	$1.63
2021	1.51
2022	4.00
The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 57.19% – 60.0%, risk free interest rate – 0.41%– 2.61%, expected dividend yield - 0% - 0% and expected lives - 2 years. Compensation expense of $0.1 million, $0.1 million and $0.1 million has been recorded for fiscal 2022, 2021 and 2020, respectively.
Employee Stock Ownership Plan
On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income. The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 are eligible to participate. There was no compensation expense for the ESOP in 2022, 2021 or 2020.

4. CASH

Cash held by foreign subsidiaries amounted to $7.2 million and $5.9 million at June 30, 2022 and June 30, 2021, respectively. Of the June 30, 2022 balance, $2.1 million in U.S. dollar equivalents was held in British Pounds Sterling and $3.6 million in U.S. dollar equivalents was held in Brazilian Reals. Of the June 30, 2021 balance, $2.4 million in U.S. dollar equivalents was held in British Pounds Sterling and $0.9 million in U.S. dollar equivalents was held in Brazilian Reals. Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to cash balances. The Balance in excess of federally insured limits was approximately $5.0 million at June 30, 2022, and $1.0 million at June 30, 2021.

5.  INVENTORIES
Inventories consist of the following (in thousands):

	6/30/2022	6/30/2021
Raw materials and supplies	$35,752	$29,271
Goods in process and finished parts	22,268	16,096
Finished goods	35,589	37,344
	93,609	82,711
LIFO reserve	(26,709)	(22,139)
	$66,900	$60,572
Of the Company’s $66.9 million and $60.6 million total inventory at June 30, 2022 and 2021, respectively, the $26.7 million and $22.1 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business had total Inventory, on a FIFO basis, of $39.3 million and $12.6 million on a LIFO basis as of June 30, 2022. The Core U.S. business total inventory was $27.8 million on a FIFO basis and $5.7 million on a LIFO basis at June 30, 2021. The use of LIFO, as compared to FIFO, resulted in a $4.6 million decrease in cost of sales for the goods sold in fiscal 2022 compared to a $2.4 million decrease in fiscal 2021.
6. GOODWILL AND INTANGIBLES
The Company's acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. In fiscal year 2020 the Company recorded an impairment charge of $3.7 million. The balance of goodwill on the Consolidated Balance Sheets as of June 30, 2022 is $1.0 million.

Identifiable intangible assets consist of the following (in thousands):

	6/30/2022	06/30/2021
Trademarks and trade names	$2,070	$2,070
Completed technology	—	2,010
Customer relationships	630	630
Software development	11,269	10,244
Other intangible assets	—	—
Gross intangible assets	13,969	14,954
Accumulated amortization and impairment	(9,329)	(10,066)
Net intangible assets	$4,640	$4,888
Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit. Amortization expense was $1.3 million, $1.2 million and $1.9 million for the year ended June 30, 2022, 2021 and 2020, respectively. The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows:

Fiscal Year	(In thousands)
2023	$1,358
2024	1,088
2025	928
2026	717
2027	389
Thereafter	160
$4,640

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of June 30, 2022 and 2021 (in thousands):

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Land	$1,009	$—	$1,009
Buildings and building improvements	29,424	(17,242)	12,182
Machinery and equipment	110,469	(86,544)	23,925
Total	$140,902	$(103,786)	$37,116

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Land	$1,012	$—	$1,012
Buildings and building improvements	29,599	(17,085)	12,514
Machinery and equipment	107,649	(85,183)	22,466
Total	$138,260	$(102,268)	$35,992
Any finance leases as of June 30, 2022 and June 30, 2021 are de minimis. Depreciation expense was $5.3 million, $5.1 million and $5.2 million for the years ended June 30, 2022, 2021 and 2020, respectively.
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
The following tables shows the balance of ROU assets and lease liabilities for operating leases as of June 30, 2022.

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,540	$5,696	$6,838
The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.2 years. As of June 30, 2022, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis. The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred.

The Company entered into $3.0 million in operating lease commitments in the twelve months ended June 30, 2022. At June 30, 2022, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2023	$1,896
2024	1,777
2025	1,264
2026	1,112
2027	693
Thereafter	96
Subtotal	$6,838
Imputed Interest	(1,142)
Total	$5,696

9. RESTRUCTURING COST
In March 2022, the Company adopted restructuring plans at a total estimated projected cost of $0.8 million related to the closure of its distribution and sales centers in Singapore and Japan. The cost to close the Singapore and Japan operations was projected to be comprised of $0.6 million in headcount reduction, $0.1 in fixed asset and lease disposal, and $0.1 million in professional fees. As of June 30, 2022 the Company completed $0.4 million in the closure of the distribution and sales centers. The Company estimates $0.3 million remaining related to the planned headcount, lease and fixed asset cost to be completed during the first quarter of fiscal 2023. These costs are located in the Consolidated Statements of Operations entitled restructuring charges. The Company anticipates an annualized savings reflected in the Consolidated Statements of Operations in Selling, General and Administrative expenses for this project of $0.6 million.
In fiscal year 2020 as a result of the pandemic, the Company invested in a strategic realignment focused on a lower cost structure long term, designed to maximize global factory utilization. The total restructuring planned was $5.2 million with $1.6 million in fiscal 2020 and $3.6 million in fiscal 2021. In fiscal 2020, $1.3 million was related to employee termination and $0.3 million was other. In fiscal 2021, $0.2 million in training and travel, $0.4 million in employee termination and retention and $3.0 million in other to include asset relocation. Total project cost was $3.8 million in International operations and $1.4 million in North America. In fiscal 2021, cost in North America were $1.0 million and $2.6 million in International operations. These costs are located in the Consolidated Statements of Operations entitled restructuring charges.

10. OTHER INCOME AND (EXPENSE)
Other income and expense consist of the following (in thousands):

	2022	2021	2020
Interest income	$504	$350	$90
Interest expense	(1,265)	(999)	(975)
Foreign currency (loss) gain, net	(301)	(1,151)	140
Brazil tax settlements	—	1,125	2,544
Sale of scrap material	205	261	100
Pension net periodic benefit cost (NPBC)	1,441	654	(16,753)
Other (expense) income , net	(620)	620	160
	$(36)	$860	$(14,694)
In fiscal 2022, other income was $0.0 million and $0.9 million fiscal 2021. The pension liability charge in fiscal 2020 of $16.8 million non-cash related to the marked-to-market accounting methodology drove other expense. Brazilian tax settlements of $1.1 million and $2.5 million in fiscal years 2021 and 2020, respectively, related to prior period over payments.

11. INCOME TAXES
Components of earnings (loss) before income taxes are as follows (in thousands):

	2022	2021	2020
Domestic operations	$7,619	$4,308	$(24,450)
Foreign operations	13,900	13,118	4,453
	$21,519	$17,426	$(19,997)
The provision for (benefit from) income taxes consists of the following (in thousands):

	2022	2021	2020
Current:
Federal	$(319)	$165	$(19)
Foreign	5,478	4,686	3,633
State	33	45	30
Deferred:
Federal	2,256	(1,843)	(1,514)
Foreign	(928)	(1,390)	53
State	121	230	(341)
	$6,641	$1,893	$1,842
Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2022	2021	2020
Expected tax expense (benefit)	$4,519	$3,660	$(4,199)
State taxes, net of federal effect	321	171	(1,042)
Foreign taxes, net of federal credits	1,091	1,424	1,210
Change in valuation allowance	247	—	1,996
Tax reserve adjustments	127	(63)	1,946
Return to provision and other adjustments	323	165	372
Goodwill impairment	—	—	130
Tax rate change applied to deferred tax balances	43	(675)	54
Global intangible low taxed income	322	(2,622)	1,558
Other permanent items	(352)	(167)	(183)
Actual tax expense	$6,641	$1,893	$1,842
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
In July 2020, the IRS issued final regulations and additional proposed regulations that address the application of the high-taxed exclusion from GILTI. Under these regulations, the Company can make an annual election to exclude from its GILTI inclusion, income from its foreign subsidiaries that’s effective income tax rate exceeds 18.9% for that year. The regulations must be applied for tax years beginning after July 23, 2020 but companies have the option to apply retroactively for tax years beginning after December 31, 2017 and before July 23, 2020. In fiscal 2021 the Company recognized a tax benefit of $2.6 million related to the impact of electing to apply the high-tax exclusion retroactively for fiscal 2019 and fiscal 2020.
The tax rate of 30.9% on pre-tax income of $21.5 million in the year ended June 30, 2022 is higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses.
The tax rate of a benefit of 10.9% on pre-tax income of $17.4 million in the year ended June 30, 2021 is lower than the U.S. statutory rate primarily as a result of the tax benefit recognized for the retroactive application of the GILTI high-tax exclusion to fiscal 2019 and fiscal 2020 and the impact of the United Kingdom's statutory rate increase from 17% to 25% on the Company's net deferred tax asset, offset by the jurisdictional mix of earnings, particularly from Brazil with a statutory tax rate of 34%.
The tax rate of 9.2% on pre-tax losses of $20.0 million in the year ended June 30, 2020 is lower than the U.S. statutory rate primarily as a result of the GILTI provisions, non-deductible goodwill impairment, as well as changes in the jurisdictional mix of earnings, particularly Brazil with a statutory tax rate of 34%.The tax rate was also negatively impacted by the write-off of the long-term receivable previously established for competent authority relief for historic transfer pricing adjustments which the Company has determined is no longer feasible to pursue and an increase in the valuation allowance against foreign tax credits which the Company has determined are more likely than not to expire unutilized.
Net deferred tax assets at June 30, 2022 were $14.9 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to U.S. operations. U.S. net deferred assets are $19.0 million with a valuation allowance of $8.5 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforward that will expire in the near future.
Key positive evidence considered include: a) domestic profitability in 2022 and 2021; b) cost saving plans are continuing to be reviewed and implemented by the Company; c) indefinite federal loss carryforward periods and d) forecasted domestic profits for future years. The negative evidence considered is that fiscal years 2020 showed domestic book and tax losses due to the impact of the COVID-19 pandemic and charges recorded in the fourth quarter.
In fiscal 2022, the valuation allowance increased by $0.2 million primarily due to state net operating losses that expired offset by a reserve against a UK deferred tax asset not expected to be realized. In fiscal 2021, the valuation allowance decreased by $0.1 million primarily due to foreign currency fluctuations.

Deferred income taxes at June 30, 2022 and 2021 are attributable to the following (in thousands):

	2022	2021
Inventories	$2,009	$936
Employee benefits (other than pension)	859	1,469
Operating lease liabilities	1,403	1,004
Book reserves	859	541
Federal NOL, various carryforward periods	2,440	5,004
State NOL, various carryforward periods	1,719	2,072
Foreign NOL, various carryforward periods	365	707
Foreign tax credit carryforward, expiring 2023 – 2028	7,316	7,329
Pension benefits	5,527	8,253
Retiree medical benefits	382	481
Depreciation	(336)	18
Intangibles	(272)	(91)
Right of use assets	(1,372)	(1,027)
Federal research and development and AMT credit carryforward	894	961
Contingency accruals	92	(1,275)
Other temporary taxable differences	(151)	(382)
Other temporary deductible differences	2,140	1,832
Total deferred tax assets	23,874	27,832
Valuation allowance	(8,950)	(8,759)
Net deferred tax asset	$14,924	$19,073
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
Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance July 1, 2019	$(10,939)
Increase for tax positions taken during the current period	(326)
Increase for tax positions taken during the prior period	(188)
Effect of exchange rate changes	299
Decrease relating to lapse of applicable statute of limitations	48
Balance June 30, 2020	(11,106)

Increase for tax positions taken during the current period	(494)
Decrease for tax positions taken during the prior period	386
Effect of exchange rate changes	(207)
Decrease relating to lapse of applicable statute of limitations	61
Balance June 30, 2021	(11,360)

Increase for tax positions taken during the current period	(66)
Increase for tax positions taken during the prior period	—
Effect of exchange rate changes	98
Decrease relating to lapse of applicable statute of limitations	40
Balance June 30, 2022	$(11,288)

As of June 30, 2022, 2021 and 2020, the Company has unrecognized tax benefits of $11.3 million, $11.4 million, and $11.1 million, respectively, of which $7.8 million, $7.9 million and $7.7 million, respectively, would favorably impact the effective tax rate if recognized. The long-term tax obligations as of June 30, 2022, 2021 and 2020 relate primarily to transfer pricing adjustments.
The Company has identified uncertain tax positions at June 30, 2022 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by less than $0.2 million. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked ($0.1) million in fiscal 2022 for interest expense.
The Company’s U.S. federal tax returns for years prior to fiscal 2019 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses and credits carried forward from earlier years are still subject to review and adjustment. As of June 30, 2022, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2015 through 2021.
The federal tax loss carryforward of $11.6 million has an unlimited carryforward period. The state tax loss carryforwards tax effected of $1.6 million expires at various times in years 2023 through 2042 and $0.1 can be carried forward indefinitely. The state tax credit carryforwards of $0.4 million expires in the years 2023 through 2038 and $0.3 million can be carried forward indefinitely. The foreign tax credit carryforward of $7.3 million expires in the years 2023 through 2028. The research and development tax credit carryforward of $0.9 million expires in the years 2029 through 2042. The foreign tax loss carryforwards of $2.5 million can be carried forward indefinitely.
At June 30, 2022, the estimated amount of total unremitted earnings of foreign subsidiaries is $83.8 million. The foreign subsidiaries do not have the cash on hand to repatriate that amount. Meanwhile the Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, does not believe it is practicable to estimate the unrecognized deferred taxes related to these earnings as they are indefinitely reinvested. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely U.S. federal and state income and withholding tax consequences.
12. EMPLOYEE BENEFIT AND RETIREMENT PLANS
The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees, together referred to as the "Plans Combined". The U.K. plan was closed to new entrants in fiscal 2009. The Company has a postretirement medical and life insurance benefit plan for U.S. employees with a total benefit in fiscal 2022, 2021 and 2020 of $1.2 million, $0.5 million and $0.1 million. The Company also has defined contribution plans with a total cost in fiscal 2022, 2021 and 2020 of $1.6 million, $1.4 million and $1.6 million, respectively. The total Plans Combined cost for fiscal 2022, 2021 and 2020 was a benefit of $0.2 million and $0.1 million and a cost of $16.9 million, respectively. The Net Periodic Benefit Cost for the U.S. Retirement Plan decreased slightly and the U.K. plan increased slightly during the year.
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
The year end obligation for the Non-qualified Excess Plan improved $0.2 million during fiscal 2022 to $2.0 million as compared to $2.2 million in the prior year. The change was mostly due to an actuarial gain of $0.2 million. The Net Periodic Benefit Cost remained flat from the prior year.
The main drivers of the actuarial gains and losses are as follows:

The year-end obligation for the Non-qualified Excess Plan improved $0.2 million during fiscal 2022 to $2.0 million as compared to $2.2 million in the prior year, primarily due to the higher discount rate from 2.69% to 4.77%, offset by changes in demographic assumptions and other experience gains and losses.

The funded status for the U.K. Plan improved during the year by $3.9 million to an under-funded balance of $4.6 million as the plan experienced a liability gain due to increase in discount rate from 1.86% at June 30, 2021 to 3.82% at June 30, 2022.

The funded status of the Plans Combined went from underfunded amount of $37.4 million in fiscal 2021 to underfunded $23.7 million in fiscal 2022, an improvement of $13.7 million as the benefit obligation decreased by $38.3 million and the assets decreased by $24.6 million. This was due to the increase in discount rate from 2.69% to 4.77%, offset by asset losses during the year.

The Post Retirement Benefit Plan also improved during the year due to the higher discount rate. The Net Periodic Benefit Cost for the current year improved as compared to the prior year, due to a plan settlement "Settlement" occurred during fiscal 2021, in the U.S. Retirement Plan, as a result of the annuity purchased, which decreased both liabilities and assets. The plan was also amended during fiscal 2021 to the Postretirement Benefit Plan to eliminate Life Insurance coverage. There were no plan settlements in fiscal 2022.
A plan settlement "Settlement" occurred during fiscal 2021, in the U.S. Retirement Plan, as a result of the annuity purchased, which decreased both liabilities and assets. The plan was also amended during fiscal 2021 to the Postretirement Benefit Plan to eliminate Life Insurance coverage. There were no plan settlements in fiscal 2022.
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
Under the Plans Combined, benefits are based on years of service and final average earnings. Plan assets consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is given reasonable prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.
In fiscal 2023, the Company will use an expected long-term rate of return assumption of 4.8% for the U.S. domestic pension plan, and 3.8% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole. In fiscal 2022 and 2021, the Company used a discount rate assumption of 4.8% and 2.7%, respectively for the U.S. plan and 3.8% and 1.9%, respectively for the U.K. plan. In determining these assumptions, the Company considers published third party data appropriate for the plans.
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

As a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2022 was reduced from $5.6 million to $0.6 million. The Company contributed $2.5 million to the Plans Combined with $1.0 million in the U.K. and $1.5 million in the U.S.. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2022, the contribution for fiscal 2023 for the U.S. plans would require a contribution of $1.4 million and the U.K. plan would require $0.8 million. The Company feels that government regulation combined with the actuarial estimates are two important factors and continues to evaluate its contribution into the plans on an ongoing basis.
The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2022	2021
Asset category:
Cash equivalents	2%	2%
Fixed income	40%	28%
Equities	32%	39%
Mutual and pooled funds	26%	31%
	100%	100%
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
The tables below show the portfolio by valuation category as of June 30, 2022 and June 30, 2021 (in thousands):

June 30, 2022
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$2,620	$—	$—	$2,620	2%
Fixed Income	—	44,562	—	44,562	40%
Equities	33,869	965	—	34,834	31%
Mutual & Pooled Funds	—	28,598	—	28,598	26%
Total	$36,489	$74,125	$—	$110,614	100%
Included in equity securities at June 30, 2022 and 2021 are shares of the Company’s common stock having a fair value of $3.8 million and $5.6 million, respectively.

June 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$2,457	$—	$—	$2,457	2%
Fixed Income	—	38,155	—	38,155	28%
Equities	51,095	1,887	—	52,982	39%
Mutual & Pooled Funds	1,703	39,895	—	41,598	31%
Total	$55,255	$79,937	$—	$135,192	100%

U.S. and U.K. Plans Combined:
The status of these defined benefit plans is as follows (in thousands):

	2022	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$172,617	$184,190	$169,680
Interest cost	4,113	4,476	5,417
Plan Settlement	—	(11,411)	—
Exchange rate changes	(4,985)	5,238	(1,013)
Benefits paid	(6,941)	(9,019)	(7,203)
Actuarial (gain) loss	(30,501)	(857)	17,309
Benefit obligation at end of year	$134,303	$172,617	$184,190
Change in plan assets
Fair value of plan assets at beginning of year	135,192	123,826	122,033
Actual return on plan assets	(15,941)	19,616	2,163
Employer contributions	2,517	7,999	7,687
Plan Settlement	—	(11,411)	—
Benefits paid	(6,941)	(9,019)	(7,203)
Exchange rate changes	(4,213)	4,181	(854)
Fair value of plan assets at end of year	110,614	135,192	123,826
Funded status at end of year	$(23,689)	$(37,425)	$(60,364)
Amounts recognized in balance sheet
Current liability	$(1,157)	$(1,556)	$(373)
Non-current liability	(22,532)	(35,869)	(59,991)
Net amount recognized in balance sheet	$(23,689)	$(37,425)	$(60,364)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$6,883	$(3,685)	$(19,115)
Amounts not yet recognized as a component of net periodic benefit cost	6,883	(3,685)	(19,115)
Accumulated net periodic benefit cost in excess of contributions	(30,572)	(33,740)	(41,249)
Net amount recognized	$(23,689)	$(37,425)	$(60,364)
Components of net periodic benefit cost
Interest cost	$4,113	$4,476	$5,417
Expected return on plan assets	(4,378)	(4,457)	(5,193)
Settlement (gain) recognized	—	(130)	—
Recognized actuarial loss	57	53	16,753
Net periodic (benefit)cost	$(208)	$(58)	$16,977
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	$(57)	$(57)	$(38)
Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$134,303	$172,617	$184,190
Accumulated benefit obligation	$134,303	$172,617	$184,190
Fair value of assets	$110,614	$135,192	$123,826

U.S. Plan:
The status of the U.S. defined benefit plan is as follows (in thousands):

	2022	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$124,633	$138,131	$126,380
Interest cost	3,274	3,689	4,417
Plan Settlement	—	(11,411)	—
Benefits paid	(5,191)	(5,880)	(5,682)
Actuarial loss	(22,136)	104	13,016
Benefit obligation at end of year	$100,580	$124,633	$138,131
Weighted average assumptions – benefit obligation
Discount rate	4.77%	2.69%	2.73%
Rate of compensation increase	n/a	n/a	n/a
Change in plan assets
Fair value of plan assets at beginning of year	$95,848	$87,292	$85,150
Actual return on plan assets	(10,633)	18,864	1,071
Employer contributions	1,523	6,983	6,753
Plan Settlement	—	(11,411)	—
Benefits paid	(5,191)	(5,880)	(5,682)
Fair value of plan assets at end of year	81,547	95,848	87,292
Funded status at end of year	$(19,033)	$(28,785)	$(50,839)
Amounts recognized in balance sheet
Current liability	$(1,157)	$(1,556)	$(373)
Noncurrent liability	(17,876)	(27,229)	(50,466)
Net amount recognized in balance sheet	$(19,033)	$(28,785)	$(50,839)
Weighted average assumptions – net periodic benefit cost
Discount rate	2.69%	2.73%	3.56%
Rate of compensation increase	Varies	Varies	Varies
Return on plan assets	3.56%	4.25%	5.00%
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Income (loss)	$8,650	$464	$(14,507)
Amounts not yet recognized as a component of net periodic benefit cost	8,650	464	(14,507)
Accumulated contributions less than net periodic benefit cost	(27,683)	(29,249)	(36,332)
Net amount recognized	$(19,033)	$(28,785)	$(50,839)
Components of net periodic benefit cost
Interest cost	$3,274	$3,689	$4,417
Expected return on plan assets	(3,374)	(3,712)	(4,249)
Settlement (gain) recognized	—	(130)	—
Recognized actuarial loss	57	53	14,883
Net periodic (benefit) cost	$(43)	$(100)	$15,051
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	(57)	(57)	(53)
Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$100,580	$124,633	$138,131
Accumulated benefit obligation	$100,580	$124,633	$138,131
Fair value of assets	$81,547	$95,848	$87,292

U.K. Plan:
The status of the U.K. defined benefit plan is as follows (in thousands):

	2022	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$47,984	$46,059	$43,300
Interest cost	839	787	1,000
Exchange rate changes	(4,985)	5,238	(1,013)
Benefits paid	(1,750)	(3,139)	(1,521)
Actuarial (gain) loss	(8,365)	(961)	4,293
Benefit obligation at end of year	$33,723	$47,984	$46,059
Weighted average assumptions - benefit obligation
Discount rate	3.82%	1.86%	1.59%
Rate of compensation increase	n/a	n/a	n/a
Change in plan assets
Fair value of plan assets at beginning of year	$39,344	$36,534	$36,883
Actual return on plan assets	(5,308)	752	1,092
Employer contributions	994	1,016	934
Benefits paid	(1,750)	(3,139)	(1,521)
Exchange rate changes	(4,212)	4,181	(854)
Fair value of plan assets at end of year	29,068	39,344	36,534
Funded status at end of year	$(4,655)	$(8,640)	$(9,525)
Amounts recognized in balance sheet
Noncurrent liability	(4,655)	(8,640)	(9,525)
Net amount recognized in balance sheet	(4,655)	(8,640)	(9,525)
Weighted average assumptions – net periodic benefit cost
Discount rate	1.86%	1.59%	2.39%
Rate of compensation increase	n/a	n/a	n/a
Return on plan assets	2.69%	1.88%	2.62%
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$(1,766)	$(4,149)	$(4,608)
Amounts not yet recognized as a component of net periodic benefit cost	(1,766)	(4,149)	(4,608)
Accumulated net periodic benefit cost in excess of contributions	(2,889)	(4,491)	(4,917)
Net amount recognized	$(4,655)	$(8,640)	$(9,525)
Components of net periodic benefit cost
Interest cost	839	787	1,000
Expected return on plan assets	(1,004)	(745)	(944)
Amortization of net loss	—	—	1,870
Net periodic benefit cost	$(165)	$42	$1,926

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$33,723	$47,984	$46,059
Accumulated benefit obligation	$33,723	$47,984	$46,059
Fair value of assets	$29,068	$39,344	$36,534

Postretirement Medical and Life Insurance Benefits:
The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,890	$7,705	$6,930
Service cost	36	65	73
Interest cost	49	141	240
Plan amendments	—	(5,585)	—
Benefits paid	(95)	(206)	(329)
Actuarial (gain) loss	(366)	(230)	791
Benefit obligation at end of year	$1,514	$1,890	$7,705
Weighted average assumptions: benefit obligations
Discount rate	4.77%	2.69%	2.73%
Rate of compensation increase	n/a	n/a	2.64%
Change in plan assets
Employer contributions	95	206	329
Benefits paid, net of employee contributions	(95)	(206)	(329)
Fair value of plan assets at end of year	—	—	—
Amounts recognized in balance sheet
Current postretirement benefit obligation	$(108)	$(107)	$(358)
Non-current postretirement benefit obligation	(1,406)	(1,783)	(7,347)
Net amount recognized in balance sheet	$(1,514)	$(1,890)	$(7,705)
Weighted average assumptions – net periodic benefit cost
Discount rate	2.69%	2.73%	3.56%
Rate of compensation increase	n/a	n/a	2.64%
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$5,424	$6,898	$2,240
Accumulated gain (loss)	(1,181)	(1,736)	(2,160)
Amounts not yet recognized as a component of net periodic benefit cost	4,243	5,162	80
Net periodic benefit cost in excess of accumulated contributions	(5,757)	(7,052)	(7,785)
Net amount recognized	$(1,514)	$(1,890)	$(7,705)
Components of net periodic benefit cost
Service cost	$36	$65	$73
Interest cost	49	141	240
Amortization of prior service credit	(1,474)	(927)	(537)
Amortization of accumulated loss	189	194	83
Net periodic benefit	$(1,200)	$(527)	$(141)
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$(1,474)	$(1,474)	$537
Net loss	189	189	(166)
	$(1,285)	$(1,285)	$371

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2022	2021	2020
Effect on postretirement benefit obligation	$1	$1	$1

	1% Decrease
	2022	2021	2020
Effect on postretirement benefit obligation	$(1)	$(1)	$(1)
Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2023	$9,158	$108
2024	8,295	108
2025	8,353	108
2026	8,462	109
2027	8,807	109
After	50,754	529
	$93,829	$1,071

13. DEBT
Debt is comprised of the following (in thousands):

	6/30/2022	6/30/2021
Short-term and current maturities
Loan and Security Agreement (Line of Credit)	$—	$9,153
Loan and Security Agreement (Term Loan)	1,495	1,509
Brazil Loans	5,052	5,297
	6,547	15,959
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	10,252	6,010
Loan and Security Agreement (Line of Credit)	11,397	—
Brazil Loans	3,771	—
Debt Reacquisition Cost	(515)	—
	24,905	6,010
Total Debt	$31,452	$21,969
Future maturities of debt are as follows (in thousands):

Fiscal Year
2023	$6,441
2024	4,588
2025	1,959
2026	1,388
2027	12,803
Thereafter	4,273
Total	$31,452
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement with HSBC Bank USA. The Company incurred an increase in debt of $0.5 million as a result of debt reacquisition cost.

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

The TD Bank loan is now retired. Prior to the new agreement with HSBC, the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021  and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof.
On December 31, 2019, the Company entered into the Tenth Amendment of its Loan and Security Agreement (“Tenth Amendment”). Under that revised agreement, the credit limit for the Revolving Loan was increased from $23.0 million to $25.0 million. In addition, the Company entered into a $10.0 million 5 years Term Loan with a fixed interest rate of 4.0%.

The Company’s Brazilian subsidiary loans are backed by the entity’s US dollar denominated export receivables were made with Brazilian Banks. As of June 30, 2022 the following table represents Brazil's outstanding debt (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Brasil	2.10%	August 2021	August 2022	$691
Itau	4.52%	October 2021	September 2024	4,000
Santander	2.71%	December 2021	July 2022	1,000
Bradesco	2.52%	January 2022	January 2023	1,000
Itau	4.98%	February 2022	February 2024	2,133
				$8,824

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
16. CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of credit risk as of June 30, 2022. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of consolidated sales.
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

	Year Ended June 30, 2022
	North America	International	Unallocated	Total
Sales[1]	$141,470	$112,231	$—	$253,701
Restructuring (expense)	$—	(431)	—	(431)
Operating income	$13,873	$15,435	$(7,753)	21,555
Capital expenditures and software development	3,321	5,686	—	9,007
Depreciation and amortization	3,881	2,749	—	6,630
Current assets4	50,473	68,057	14,523	133,053
Long-lived assets5	30,264	21,312	14,925	66,501

	Year Ended June 30, 2021
	North America	International	Unallocated	Total
Sales[2]	$119,619	$100,025	$—	$219,644
Restructuring	(1,059)	(2,606)	—	(3,664)
Operating (loss) income	13,144	10,821	(7,399)	16,566
Capital expenditures and software development	3,017	2,690	—	5,707
Depreciation and amortization	4,126	2,166	—	6,292
Current assets[4]	39,512	70,611	9,105	119,228
Long-lived assets[5]	31,006	15,187	18,818	65,011

	Year Ended June 30, 2020
	North America	International	Unallocated	Total
Sales[3]	$121,834	$79,617	$—	$201,451
Goodwill and intangibles impairment	(6,496)	—	—	(6,496)
Restructuring	(341)	(1,239)	—	(1,580)
Operating income (loss)	(2,055)	3,841	(7,090)	(5,303)
Capital expenditures and software development	6,992	3,608	—	10,600
Depreciation and amortization	4,942	2,253	—	7,195
Current assets[4]	35,030	55,610	13,458	104,098
Long-lived assets[5]	34,354	13,213	21,018	68,585
_______________
1.Excludes $3,497 of North American segment intercompany sales to the International segment and $18,819 intercompany sales of the International segment to the North American segment.
2 Excludes $4,323 of North American segment intercompany sales to the International segment and $12,765 intercompany sales of the International segment to the North American segment.
3.Excludes $4,040 of North American segment intercompany sales to the International segment and $13,820 intercompany sales of the International segment to the North American segment.
4.Current assets primarily consist of accounts receivable, inventories and prepaid expenses. Assets not allocated to the segments include cash and cash equivalents.

5.Long lived assets consist of property, plant and equipment, net taxes receivable, deferred tax assets, net intangible assets & goodwill.
Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales	Year Ended June 30,
	2022	2021	2020
North America
United States	$133,615	$111,935	$113,989
Canada & Mexico	7,855	7,684	7,845
	141,470	119,619	121,834
International
Brazil	75,873	65,198	49,254
United Kingdom	20,331	19,783	18,869
China	7,840	7,746	6,048
Australia & New Zealand	8,187	7,298	5,446
	112,231	100,025	79,617
Total Sales	$253,701	$219,644	$201,451

Long-lived Assets	Year Ended June 30,
	2022	2021	2020
North America
United States	$30,202	$30,935	$34,264
Canada & Mexico	62	71	90
	30,264	31,006	34,354
International
Brazil	15,359	10,796	8,050
United Kingdom	362	1,320	1,948
China	5,239	2,713	2,881
Australia & New Zealand	352	358	334
	21,312	15,187	13,213

Total Long-Lived Assets	$51,576	$46,193	$47,567
18. QUARTERLY FINANCIAL DATA (unaudited)  (in thousands except per share data)

Quarter Ended	Net Sales	Gross Margin	Earnings / (Loss) Before Income Taxes	Net Earnings / (Loss)	Basic Earnings / (Loss) Per Share	Diluted Earnings / (Loss) Per Share
September 2020	$49,411	$15,572	$1,834	$4,116	$0.59	$0.57
December 2020	54,054	17,605	5,775	3,857	0.54	0.53
March 2021	54,944	18,149	4,513	3,017	0.42	0.41
June 2021	61,235	22,016	5,304	4,543	0.65	0.60
	$219,644	$73,342	$17,426	$15,533	$2.20	$2.11
September 2021	$61,514	$20,145	$4,359	$3,232	$0.45	$0.44
December 2021	61,318	18,950	3,539	2,528	0.35	0.34
March 2022	60,479	21,020	6,058	4,284	0.59	0.57
June 2022	70,390	24,131	7,563	4,834	0.67	0.65
	$253,701	$84,246	$21,519	$14,878	$2.06	$2.00
Operating income in the June quarter of fiscal 2022 was $7.6 million, and for fiscal year 2021 was $3.7 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.
Based on our assessment, management concluded that as of June 30, 2022 our internal control over financial reporting was effective based on those criteria.

Item 9B - Other Information
The Company is filing its fiscal 2022 10-K as a smaller reporting company. A smaller reporting company is not required to perform Sarbanes Oxley testing of Internal Controls over Financial Reporting.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.
PART III
Item 10 – Directors, Executive Officers and Corporate Governance
The information concerning the Directors of the Registrant will be contained immediately under the heading “Election of Directors” and prior to Section A of Part I in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders.
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
Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2022 Proxy Statement, and is hereby incorporated by reference.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2017 Employees’ Stock Purchase Plan (“2017 Plan”) as of June 30, 2022. The 2017 Plan was approved by stockholders at the Company’s 2017 annual meeting and shares of Class A or Class B common stock may be issued under the 2017 Plan. Options are not issued under the Company’s Employees’ Stock Purchase Plan that was adopted in 1952.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	70,050	4.9	349,481
Equity compensation plans not approved by security holders	—	—	—
Total	70,050	4.9	349,481
(b) Security ownership of certain beneficial owners:

The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2022 Proxy Statement, and is hereby incorporated by reference.
(c) Security ownership of directors and officers:
The information concerning the beneficial ownership of each class of equity securities by all directors, and all directors and officers of the Company as a group, will be contained under the heading “Security Ownership of Directors and Officers” in Section I of Part I in the Company’s 2022 Proxy Statement. These portions of the 2022 Proxy Statement are hereby incorporated by reference.
(d) The Company knows of no arrangements that may, at a subsequent date, result in a change in control of the Company.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s 2022 Proxy Statement, and is hereby incorporated by reference.
Item 14 - Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Audit Fee table in Section B of Part I in the Company’s 2022 Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

PART IV
Item 15 – Exhibits, Financial Statement Schedules
1.Financial statements filed in Item 8 of this annual report:
Consolidated Balance Sheets at June 30, 2022 and June 30, 2021
Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2022.
Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2022.
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended June 30, 2022.
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2022.
Notes to Consolidated Financial Statements
2.The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Schedule II
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts Receivable

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period
Year Ended June 30, 2022	$666	$152	$(27)	$5	$796
Year Ended June 30, 2021	$736	$52	$(63)	$(59)	$666
Year Ended June 30, 2020	$685	$244	$(155)	$(38)	$736
Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period
Year Ended June 30, 2022	$8,759	$191	$—	$—	$8,950
Year Ended June 30, 2021	8,811	(52)	0	0	8,759
Year Ended June 30, 2020	$6,743	$2,068	$—	$—	$8,811
All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.
3.See Exhibit Index below. Compensatory plans or arrangements are identified by an “*”.
(b)See Exhibit Index below.
(c)Not applicable.
Item 16 – Form 10-K Summary
None
THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

Exhibits

3a	Restated Articles of Organization as amended, filed with Form 10-K for the year ended June 30, 2012 filed September 12, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed with Form 10-Q for the quarter ended December 31, 2012 filed February 7, 2013, is hereby incorporated by reference.

4a	Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 25, 2010, filed November 4, 2010 is hereby incorporated by reference.

4b	Amendment No. 1 to Rights Agreement dated as of February 5, 2013 by and between the Company and Computershare Shareowner Services LLC, filed with Form 10-Q for the quarter ended December 31, 2012, filed February 7, 2013 is hereby incorporated by reference.

10a	Form of indemnification agreement with directors and executive officers, filed with Form 10-K for the year ended June 29, 2002, is hereby incorporated by reference.

10c*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed with Form 10-K for the year ended June 29, 2002 is hereby incorporated by reference.

10d*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed with Form 10-K for the year ended June 30, 2012, filed September 12, 2012 is hereby incorporated by reference.

10e*	Amendment dated April 1, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-K for the year ended June 28, 2003, is hereby incorporated by reference.

10f*	Amendment dated October 20, 2003 to the Company’s 401(k) Stock Savings Plan, filed with Form 10-Q for the quarter ended September 27, 2003, is hereby incorporated by reference.

10g*	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed with Form 10-Q for the quarter ended December 27, 2008, is hereby incorporated by reference.
10h*	Change in Control Agreement, dated January 1, 2020, between the Company and Emerson T. Leme filed as Exhibit 10h with the Annual Report on Form 10-K filed within.

10i*	Change in Control Agreement, dated January 1, 2020, between the Company and John C. Tripp, filed as Exhibit 10i with the Annual Report on Form 10-K filed within.
10j*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed with Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013 is hereby incorporated by reference.

10k*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, dated December 31, 2013, filed January 30, 2014 is hereby incorporated by reference.

10l*	The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10m*	The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10n*	Form of Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10o*	Form of Director Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10p*	Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10q*	Form of Director Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed with Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

10r*	The L.S. Starrett Company 2017 Employees’ Stock Purchase Plan, filed with the Company’s Registration Statement on Form S-8 (File No. 333-221598) filed on November 16, 2017, is hereby incorporated by reference.

10s	The Amended and Restated Loan and Security Agreement dated June 25, 2020 by and among The L.S. Starrett Company, Tru-Stone Technologies, Inc. Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and TD Bank, N.A., filed as Exhibit 10.1 with Current Report on Form 8-K (File No. 001-00367) filed on July 1, 2020, is hereby incorporated by reference.

10t
First Amendment to The Amended and Restated Loan and Security Agreement dated June 25, 2020 by and among The L.S. Starrett Company, Tru-Stone Technologies, Inc. Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and TD Bank, N.A., filed as Exhibit 10t with the Annual Report on Form 10-K (File No. 001-00367) filed on September 22, 2020, is hereby incorporated by reference

10u	The L.S. Starrett Company 2021 Long-Term Incentive Plan, filed with the Company's Registration Statement on Form S-8 (File No. 333-261846) filed on December 22, 2021, is hereby incorporated by reference.
10v	The Loan and Security Agreement dated April 29, 2022 by and among the L.S. Starrett Company, Tru-Stone Technologies, Inc., Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and HSBC Bank USA, National Association filed as exhibit 10.1 with Current Report on Form 8-K (file No. 001-00367) filed on April 29, 2022 is hereby incorporated by reference.
21	Subsidiaries of the L.S. Starrett Company, filed as Exhibit 21 with the Annual Report on Form 10-K (File No. 001-00367) filed on September 2, 2021 is hereby incorporated by reference.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

101	The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30, 2020 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE L.S. STARRETT COMPANY (Registrant)

By: /S/John C. Tripp
John C. Tripp Treasurer and Chief Financial Officer (Principal Accounting Officer)
Date: August 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, August 25, 2022 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, August 25, 2022 Director

By: /S/ JOHN C. TRIPP	/S/SCOTT W. SPROULE
John C. Tripp, August 25, 2022 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Scott W. Sproule, August 25, 2022 Director

/S/DEBORAH R GORDON	/S/CHRISTOPHER C. GAHAGAN
Deborah R. Gordon, August 25, 2022 Director	Christopher C. Gahagan, August 25, 2022 Director