Form 10-Q
period 2022-09-30
STARRETT L S CO
filed 2022-11-03
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	October 26, 2022
Class A Common Shares	6,787,025
Class B Common Shares	595,381

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “anticipate”, “believe”, “contemplate”, “continue”, “could”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “may”, “plan”, “potential”, “predict”, “project”, “should”, “target”, “will”, “would”, or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”). You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2022

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	9/30/2022	6/30/2022
ASSETS
Current assets:
Cash	$11,902	$14,523
Accounts receivable (less allowance for credit losses of $770 and $796, respectively)	38,062	42,961
Inventories	70,085	66,900
Prepaid expenses and other current assets	10,142	8,669
Total current assets	130,191	133,053

Property, plant and equipment, net	36,178	37,116
Right of use assets	5,026	5,540
Deferred tax assets, net	14,351	14,924
Intangible assets, net	4,506	4,640
Goodwill	1,015	1,015
Other assets	3,162	3,266
Total assets	$194,429	$199,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,384	$6,547
Current lease liability	1,432	1,530
Accounts payable	15,748	14,624
Accrued expenses	10,429	11,776
Accrued compensation	5,521	6,703
Total current liabilities	38,514	41,180

Other tax obligations	2,839	2,936
Long-term lease liability	3,777	4,166
Long-term debt, net of current portion	24,007	24,905
Postretirement benefit and pension obligations	23,459	23,938
Total liabilities	92,596	97,125

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,770,681 outstanding at September 30, 2022 and 6,682,521 outstanding at June 30, 2022)	6,771	6,683
Class B Common stock $1 par (10,000,000 shares authorized; 596,903 outstanding at September 30, 2022 and 610,087 outstanding at June 30, 2022	597	610
Additional paid-in capital	57,247	57,143
Retained earnings	91,115	89,059
Accumulated other comprehensive loss	(53,897)	(51,066)
Total stockholders' equity	101,833	102,429
Total liabilities and stockholders’ equity	$194,429	$199,554

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended
	9/30/2022	9/30/2021

Net sales	$60,461	$61,514
Cost of goods sold	40,261	41,369
Gross profit	20,200	20,145
% of Net sales	33.4%	32.7%

Restructuring charges	190	—
Selling, general and administrative expenses	16,294	16,012

Operating income	3,716	4,133

Other (expense) income	(676)	226

Income before income taxes	3,040	4,359

Income tax expense	984	1,127

Net income	$2,056	$3,232

Basic income per share	$0.28	$0.45
Diluted income per share	$0.27	$0.44

Weighted average outstanding shares used in per share calculations:
Basic	7,304	7,126
Diluted	7,505	7,396

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	9/30/2022	9/30/2021

Net income	$2,056	$3,232
Other comprehensive (loss):
Currency translation (loss), net of tax	(2,806)	(3,611)
Pension and postretirement plans, net of tax	(25)	(66)
Other comprehensive (loss)	(2,831)	(3,677)

Total comprehensive (loss) income	$(775)	$(445)

See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)
For the Three Month Period Ended September 30, 2022:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)	$102,429
Total comprehensive income (loss)	—	—	—	2,056	(2,831)	(775)
Repurchase of shares	—	(1)	(5)	—	—	(6)
Stock-based compensation	76	—	109	—	—	185
Conversion	12	(12)	—	—	—	—
Balance September 30, 2022	$6,771	$597	$57,247	$91,115	$(53,897)	$101,833

Accumulated balance consists of:
Translation loss					$(62,881)
Pension and postretirement plans, net of taxes					8,984
					$(53,897)

For the Three Month Period Ended September 30, 2021:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535
Total comprehensive income (loss)	—	—	—	3,232	(3,677)	(445)
Repurchase of shares	—	(2)	(14)	—	—	(16)
Stock-based compensation	119	—	55	—	—	174
Conversion	25	(25)	—	—	—	—
Balance September 30, 2021	$6,619	$607	$56,548	$77,413	$(57,939)	$83,248

Accumulated balance consists of:
Translation loss					$(59,657)
Pension and postretirement plans, net of taxes					1,718
					$(57,939)
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	9/30/2022	9/30/2021

Cash flows from operating activities:

Net income	$2,056	$3,232

Non-cash operating activities:
Depreciation	1,288	1,262
Amortization	363	335
Stock-based compensation	185	174
Net long-term tax obligations	18	38
Deferred taxes	356	193
Postretirement benefit and pension obligations	162	(353)
Working capital changes:
Accounts receivable	3,135	(5,797)
Inventories	(5,022)	(2,887)
Other current assets	(1,740)	(1,888)
Other current liabilities	31	104
Prepaid pension expense	(263)	(288)
Other	59	34
Net cash provided by (used in) operating activities	628	(5,841)

Cash flows from investing activities:
Purchases of property, plant and equipment	(960)	(2,334)
Software development	(202)	(290)
Net cash (used in) investing activities	(1,162)	(2,624)

Cash flows from financing activities:
Proceeds from borrowing	575	13,767
Debt repayments	(2,663)	(8,040)
Shares repurchased	(6)	(16)
Net cash provided (used in) by financing activities	(2,094)	5,711

Effect of exchange rate changes on cash	7	276

Net decrease in cash	(2,621)	(2,478)
Cash, beginning of period	14,523	9,105
Cash, end of period	$11,902	$6,627

Supplemental cash flow information:
Interest paid	$374	$224
Income taxes paid, net	2,244	1,116
See Notes to Unaudited Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Consolidated Financial Statements
September 30, 2022
Note 1:    Basis of Presentation and Summary of Significant Accounting Policies
The unaudited interim consolidated financial statements as of and for the three months ended September 30, 2022 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The balance sheet as of June 30, 2022 has been derived from the audited consolidated financial statements as of and for the year ended June 30, 2022.  Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company's estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered.
Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 10 and 11 for financial assets and liabilities held at carrying amount on the consolidated balance sheet.
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes.  Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2022 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.
Note 2:    Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments -Credit Losses" (ASC 326) "Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace historic incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Note 3:    Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2022. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations ("International"). Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months Ended September 30, 2022

Sales[1]	$36,484	$23,977	$—	$60,461

Operating Income (Loss)	$3,198	$2,836	$(2,318)	$3,716

Three Months Ended September 30, 2021

Sales[2]	$33,809	$27,705	$—	$61,514

Operating Income (Loss)	$2,501	$3,583	$(1,951)	$4,133
1.Excludes $927 of North American segment intercompany sales to the International segment, and $5,035 of International segment intercompany sales to the North American segment.
2.Excludes $749 of North American segment intercompany sales to the International segment, and $5,336 of International segment intercompany sales to the North American segment.

Note 4:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet. As of September 30, 2022, and June 30, 2022, the balance of the return asset was $0.1 million and $0.1 million, respectively, and the balance of the refund liability was $0.2 million and $0.2 million, respectively. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.5 million and $0.9 million at September 30, 2022 and June 30, 2022, respectively, located in Accounts Payable in the Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	9/30/2022	9/30/2021
North America
United States	$34,272	$32,020
Canada & Mexico	2,212	1,789
	36,484	33,809
International
Brazil	17,248	19,203
United Kingdom	3,201	4,968
China	1,686	1,618
Australia & New Zealand	1,842	1,916
	23,977	27,705

Total Sales	$60,461	$61,514
Note 5:    Leases
Operating lease cost amounted to $0.5 million and $0.7 million for three months period ended September 30, 2022 and 2021. As of September 30, 2022, the Company’s right-of-use "ROU" assets, lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	5,026	$5,209	$6,637
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 3.9 years. As of September 30, 2022, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases are de minimis.
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
Note 6:    Stock-based Compensation
Compensation expense related to all stock-based plans for the three-month periods ended September 30, 2022 and 2021 was $0.1 million, for both periods.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	9/30/2022	6/30/2022
Raw material and supplies	$36,668	$35,752
Goods in process and finished parts	23,205	22,268
Finished goods	36,212	35,589
	96,085	93,609
LIFO Reserve	(26,000)	(26,709)
	$70,085	$66,900

Of the Company’s $70.1 million and $66.9 million total inventory at September 30, 2022 and June 30, 2022, respectively, the $26.0 million and $26.7 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $41.6 million on a FIFO basis and $15.6 million on a LIFO basis at September 30, 2022. The Core U.S. business had total Inventory, on a FIFO basis, of $39.3 million and $12.6 million on a LIFO basis as of June 30, 2022. The use of LIFO, as compared to FIFO, resulted in a $0.7 million decrease in cost of sales for the goods sold in the period ended September 30, 2022 compared to $4.6 million decrease in fiscal 2022.
Note 8:    Goodwill and Intangible Assets
Amortizable intangible assets consist of the following (in thousands):

	9/30/2022	6/30/2022
Trademarks and trade names	2,070	2,070
Completed technology	—	—
Customer relationships	630	630
Software development	11,471	11,269
Gross intangible assets	14,171	13,969
Accumulated amortization and impairment	(9,665)	(9,329)
Net intangible assets	$4,506	$4,640
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for trademark and trade name assets.
The goodwill balance at June 30, 2022, gross $4.7 million and accumulated impairment of $3.7 million. There was no change to goodwill in the three months ended September 30, 2022 and the balance is a net $1.0 million.
Note 9: Accrued Expenses (in thousands):

	09/30/2022	06/30/2022
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$2,868	$2,733
Income taxes	614	2,420
Professional fees	1,669	1,758
Other	1,562	1,463
Current portion pension cost	1,297	1,289
Taxes other than income tax	1,058	1,243
Workers compensation and employee deposits	558	518
Freight	803	352
Total	$10,429	$11,776

Note 10:     Pension and Post-retirement Benefits
The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees.  The Company has a postretirement medical and insurance benefit plan for U.S. employees. The Company also has defined contribution plans.
The U.K. defined benefit plan was closed to new entrants in fiscal 2009.
On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the Plan is closed to new participants and current participants will no longer earn additional benefits after December 31, 2016.
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense) in the Consolidated Statements of Operations except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative expenses. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended
	9/30/2022	9/30/2021
Interest cost	1,482	1,033
Expected return on plan assets	(1,032)	(1,100)
Amortization of net loss	10	14
	$460	$(53)
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended
	9/30/2022	9/30/2021
Service cost	$6	$9
Interest cost	18	12
Amortization of prior service credit	(369)	(368)
Amortization of net loss	44	47
	$(301)	$(300)
For the three month period ended September 30, 2022, the Company contributed zero in the U.S. and $0.2 million in the UK pension plans. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of September 30, 2022, the contribution for fiscal 2023 for the U.S. plans would require a contribution of $1.4 million and the U.K. plan would require one of $0.8 million However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2022 was reduced from $1.4 million to $0.6 million. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, may contribute more than the federal requirement. The Company contributed $2.5 million in total during fiscal year 2022, with $1.5 million in the U.S. and $1.0 million in the U.K.
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

Note 11:     Debt
Debt is comprised of the following (in thousands):

	9/30/2022	6/30/2022
Short-term and current maturities
Loan and Security Agreement (Term loan)	1,495	1,495
Brazil Loans	3,889	5,052
	5,384	6,547
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	9,878	10,252
Loan and Security Agreement (Line of Credit)	11,397	11,397
Brazil Loans	3,220	3,771
Debt Reacquisition Cost	(488)	(515)
	24,007	24,905
Total Debt	$29,391	$31,452
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a Loan and Security agreement with HSBC Bank USA (the "Loan and Security Agreement"). The Company incurred an increase in debt of $0.5 million as a result of debt reacquisition cost.

These new credit facilities replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million Capital Expenditure draw down credit facility (collectively, the "Facilities"). The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries.

The interest rate on the Facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three month Secured Overnight Financing Rate, ("SOFR)". The initial rate for the first three months of the Loan and Security Agreement is the one-month SOFR plus 1.60%. The Facilities mature on April 29, 2027.

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

The Facilities contain financial covenants with respect to a minimum fixed charge coverage ratio of 1.00, measured on a trailing twelve-month basis, for both the U.S. borrowing companies tested quarterly and the Consolidated L.S. Starrett Company tested semi-annually. The Loan and Security agreement also contains the customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, fundamental corporate changes, excess pension contributions, and certain customary events of default. Upon the occurrence or continuation of an event of default, the Lender may terminate all commitments and facilities, and require the immediate payment of the entire unpaid principal balances, accrued interest, and all other obligations.

The TD Bank loan was retired in the quarter ended June 2022.. Prior to the Loan and Security Agreement with HSBC, the Company’s Amended and Restated Loan and Security Agreement of June 25, 2020, the “First Amendment” to this loan agreement was executed on September 17, 2020, which include, among other things, (i) pause testing of the Fixed Charge Coverage Ratio until September 30, 2021 and (ii) establishment of a new minimum cumulative EBITDA and minimum liquidity covenants in lieu thereof.

Total debt decreased $2.1 million during the three months ended September 30, 2022 and $1.7 million of which was a decrease in Brazilian loans. This is a result of cash provided from operations of $0.6 million and the use of the credit balance of $0.6 million of the contingency gain, related to exclusion of ICMS.

In Brazil, the Company is actively mitigating this consequence of the build-up of ICMS (sales tax) credits by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. This new methodology is common for similar sized, export focused companies in Brazil. The ICMS balance as of June 30, 2022 was $5.4 million and as of September 30, 2022 was $4.9 million.

Availability under the Line of Credit remains subject to a borrowing base comprised of Accounts Receivable, Inventory, and Real Estate. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $25.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of September 30, 2022 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Itau	4.52%	October 2021	September 2024	$4,000
Santander	2.71%	December 2021	December 2022	275
Bradesco	2.52%	January 2022	January 2023	443
Itau	4.98%	February 2022	February 2024	1,828
Brasil	4.95%	August 2022	July 2025	401
Brasil	3.80%	September 2022	August 2024	115
Brasil	4.18%	September 2022	September 2023	48

				$7,110

Note 12:     Income Taxes

Tax expense for the three month period ended September 30, 2022 was $1.0 million on profit before tax of $3.0 million (an effective tax rate of 32%). Tax expense for the three month period ended September 30, 2021 was $1.1 million on profit before tax of $4.4 million (an effective tax rate of 26%). The effective tax rate for the three month periods ended September 30, 2022 and 2021 were higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits and permanent deductions generated from research expenses. Tax expense for the three month period ended September 30, 2022 reflects the impact of final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion. In the period ended September 30, 2022 the GILTI impact resulted in a 7.27% rate as compared to the period ended September 30, 2021 resulting in a rate of 2.22%.

The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards and certain state net operating loss carryforwards at September 30, 2022 and June 30, 2022. The Company had long term tax obligations related primarily to transfer pricing adjustments at September 30, 2022 and June 30, 2022.

Note 13:     Contingencies
The Company is involved in certain legal matters, which arise, in the normal course of business. The Company does not believe it is reasonably possible that these matters will have a material impact on the Company’s results of operations or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Use of Non- GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this quarterly report on Form 10-Q, we discuss non-GAAP financial measures related to currency-neutral sales, as well as adjusted operating income.

We present these non-GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non-GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currency-neutral numbers are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs and the gain on the sale of assets in order to show comparative operational performance. We include a reconciliation of currency-neutral revenues and adjusted operating income to its comparable GAAP financial measures.

References to currency-neutral sales and adjusted operating income should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies. In evaluating these non-GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-GAAP financial measures should not be construed to imply that its future results will be unaffected by any such adjustments. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

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
Three months ended September 30, 2022 and September 30, 2021
The following table represents key results of operations on a consolidated basis for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended
(Amounts in thousands)	9/30/2022	09/30/2021	$ Change favorable (unfavorable)	% Change
Net sales	$60,461	$61,514	$(1,053)	(1.7)%
Gross profit	20,200	20,145	55	0.3%
% of net sales	33.4%	32.7%

Restructuring charges	190	—	(190)	(100.0)%
Selling, general and administrative expenses	16,294	16,012	(282)	(1.8)%
% of net sales	26.9%	26.0%

Operating income	3,716	4,133	(417)	(10.1)%

Other income (expense), net	(676)	226	(902)	(399.1)%

Income before income taxes	3,040	4,359	(1,319)	(30.3)%

Income tax expense (benefit)	984	1,127	143	12.7%

Net income	$2,056	$3,232	(1,176)	(36.4)%

Key Results by Reporting Segment

	Three Months Ended September 2022				Three Months Ended September 2021
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$36,484	$23,977	$—	$60,461	$33,809	$27,705	$—	$61,514
Gross profit	10,932	9,268	—	20,200	9,535	10,610	—	20,145
% of net sales	30.0%	38.7%		33.4%	28.2%	38.3%		32.7%
Restructuring charges	—	190	—	190	—	—	—	—
Selling, general and administrative expenses	8,101	6,242	1,951	16,294	7,262	7,027	1,723	16,012
% of net sales	22.2%	26.0%		26.9%	21.5%	25.4%		26.0%
Operating income	2,831	2,836	(1,951)	3,716	2,273	3,583	(1,723)	4,133
% of net sales	7.8%	11.8%		6.1%	6.7%	12.9%		6.7%

Non-GAAP Measure Reconciliation: Fiscal 2023 Q1 "Currency Neutral" Net Sales

	Three months ended
(Amounts in Thousands)	9/30/2022	9/30/2021	$ Change	% Change
Net Sales, as reported	60,461	61,514	(1,053)	(1.7)%
Currency Neutralizing Adjustment*	923	—	923	1.5%
Q1 FY23 Currency Neutral Net Sales	61,384	61,514	(130)	(0.2)%
North America Net Sales, as reported	36,484	33,809	2,675	7.9%
Currency Neutralizing Adjustment*	64	—	64	0.2%
Q1FY23 Currency Neutral North America Net Sales	36,548	33,809	2,739	8.1%
International Net Sales, as reported	23,977	27,705	(3,728)	(13.5)%
Currency Neutralizing Adjustment*	859	—	859	3.1%
Q1FY23 Currency Neutral International Net Sales	24,836	27,705	(2,869)	(10.4)%
*"Currency Neutralizing Adjustment" = Change when converting Q1FY23 sales in non USD functional currencies at the same exchange rates used in the comparison period
Overview
New order intake remained stable in the North American precision hand tools business and in the precision granite market. However, order intake in our International operations, particularly in Europe, has softened due to the recession there and the on-going war in Ukraine. Although backlog remains very high and nearly 20% higher than on June 30, 2022, the company continues to anticipate a softening in demand for its products across the portfolio.
For the three months ended September 30, 2022 and September 30, 2021 sales were $60.5 million and $61.5 million, respectively, a reduction of $1.1 million or 1.7%. Consolidated gross profit improved $0.1 million versus prior year to $20.2 million in the three months ended September 30, 2022. Gross margin was 33.4% of sales in the three months ended September 30, 2022 versus 32.7% during the prior year. This continues to reflect the positive impact of our factory restructuring efforts completed in fiscal 2021. While the Company continues to experience supply chain challenges, raw material price increases, and an increase in wages related to labor shortages globally, it has been able to keep pace with selling price increases. Selling, General and Administrative expenses have increased overall by $0.3 million versus prior year to $16.3 million in the three months ended September 30, 2022 due in large part to increases in sales and marketing expenses. In the three months ended September 30, 2022 operating income was $3.7 million, a $0.4 million or a 10.1% reduction versus September 30, 2021 during which the company reported operating income of $4.1 million. During the three months ended September 30, 2022, the Company had $0.2 million in restructuring expenses related to the closure of its distribution and sales centers in Singapore and Japan as part of the March 2022 disclosed restructuring with a total expected projected cost $0.8 million. Project-to-date the total incurred as of September 30, 2022 was $0.5 million.
The United States Dollar has strengthened against the United Kingdom, New Zealand and Brazilian currencies versus the prior year. Currency neutral sales for the three months ended September 30, 2022 were $61.4 million bringing sales to the same level compared to net sales of the period ended September 30, 2021.
Net Sales
In the three months ended September 30, 2022 net sales were $60.5 million with North America net sales of $36.5 million and International of $24.0 million. In the three months ended September 30, 2022 North America net sales increased 7.9% by $2.7 million to $36.5 million and International net sales declined 13.5% to $24.0 million as compared to $27.7 million in the three months ended September 30, 2021. Currency neutral international net sales would have been $24.8 million in the three month ended September 30, 2022, as referenced in the table above.
Gross Profit
Gross profit of $20.2 million in the three months ended September 30, 2022 is an increase of $0.1 million or 0.3% over the three months ended September 30, 2021 at $20.1 million. In the three months ended September 30, 2022 compared to September 30, 2021, This equates to 33.4% gross margin in the three months ended September 30, 2022 compare to 32.7%, prior year. International gross profit decreased to $9.3 million, or 38.7% of sales, compared to $10.6 million, or 38.3% of sales in the three months ended September 30, 2021. In the three months ended September 30, 2022 North American gross profit improved to $10.9 million, or 30.0% of sales from $9.5 million, or 28.2% of sales in the three months ended September 30, 2021. Although the company continues to be challenged by macro pressures related to supply chain, raw material and labor cost increases in this inflationary environment, it has been able to keep pace with a series of selling price increases across the business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $16.3 million in the three months ended September 30, 2022 increased $0.3 million or 1.8% over the three months ended September 30, 2021 at $16.0 million. The increase in selling, general and administrative expenses is due primarily to some variable selling expenses related to sales and marketing. Overall, selling, general and administrative expenses as a percentage of sales increased to 26.9% in the three months ended September 30, 2022 from 26.0% in the three months ended September 30, 2021. North America increasing from 21.5% of sales to 22.2% of sales, International decreased expenses $0.8 million yet expenses increased as a percentage of sales to 26.0% from 25.4% of sales during the comparative period. Corporate expenses were $2.0 million in the three months ended September 30, 2022 compared to $1.7 million in the three months ended September 30, 2021.
Income Taxes
In the three months ended September 30, 2022, the Company recognized income tax expense of $1.0 million on profit before tax of $3.0 million (an effective tax rate 32%) as compared to income tax expense of $1.1 million on profit before tax of $4.4 million (an effective tax rate of 26%), in the three months ended September 30, 2021. The higher effective tax rate in the three months ended September 30, 2022, when compared with the three months ended September 30, 2021 is primarily due to final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion which are $0.2 million higher in the quarter ended September 30, 2022 as a result of this change.
Other Income and Net Income
Other expense in the three months ended September 30, 2022 was $0.7 million mainly related to exchange losses from Brazil, China and New Zealand of $0.4 million and interest expense of $0.4 million as SOFR is a variable rate. The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2022 and 2021 was 4.2% and 1.9% respectively. Other income in the three months ended September 30, 2021 was a $0.2 million mainly related to pension adjustments.
In the three months ended September 30, 2022 net income was $2.1 million, $1.2 million or 36.4% lower than net income of $3.2 million in the three months ended September 30, 2021

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	9/30/2022	9/30/2021

Cash provided by (used in) operating activities	$628	$(5,841)
Cash (used in) investing activities	(1,162)	(2,624)
Cash (used in) financing activities	(2,094)	5,711
Effect of exchange rate changes on cash	7	276

Net (decrease) in cash	$(2,621)	$(2,478)
Net cash flows used in the three months ended September 30, 2022 was $2.6 million. Cash provided by operations was $0.6 million resulting from net income of $2.1 million, decreases in accounts receivable of $3.1 million due to lower sales and the Company planned $5.0 million increase in inventories due to global supply chain issues. Cash used in investing activities was $1.2 million as a result of $1.0 million in capital expenditures and $0.2 million in software development while cash used in financing amounted to $2.1 million as the Company's borrowed $0.6 million and repaid $2.7 million.

The Company believes it maintains sufficient liquidity and has the resources to fund its operations with existing cash and cash expected to be provided by future operating activities and are adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement with HSBC Bank USA. These new credit facilities replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million Capital Expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries. As September 30, 2022 the Company has excess availability on the revolving line of credit and the term loan of $16.2 million.

The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2022 and 2021 was 4.2% and 1.9% respectively.
The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
One should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2022.
ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2022, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. We do not believe we are currently party to any pending legal action, arbitration proceeding or governmental proceeding, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or operating results. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

ITEM 6.    EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 3, 2022	/S/ Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	November 3, 2022	/S/ John C. Tripp
John C. Tripp - CFO and Treasurer (Principal Accounting Officer)