Form 10-Q
period 2022-12-31
STARRETT L S CO
filed 2023-02-06
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	January 17, 2023
Class A Common Shares	6,804,246
Class B Common Shares	622,645

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

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

THE L. S. STARRETT COMPANY

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	12/31/2022	06/30/2022
ASSETS
Current assets:
Cash	$8,957	$14,523
Accounts receivable (less allowance for credit losses of $806 and $796, respectively)	38,151	42,961
Inventories	70,088	66,900
Prepaid expenses and other current assets	9,727	8,669
Total current assets	126,923	133,053

Property, plant and equipment, net	38,121	37,116
Right of use assets	5,379	5,540
Deferred tax assets, net	13,943	14,924
Intangible assets, net	4,450	4,640
Goodwill	1,015	1,015
Other assets	3,280	3,266
Total assets	$193,111	$199,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,259	$6,547
Current lease liability	2,025	1,530
Accounts payable	13,017	14,624
Accrued expenses	10,335	11,776
Accrued compensation	4,697	6,703
Total current liabilities	35,333	41,180

Other tax obligations	2,974	2,936
Long-term lease liability	3,529	4,166
Long-term debt, net of current portion	20,313	24,905
Postretirement benefit and pension obligations	23,052	23,938
Total liabilities	85,201	97,125

Stockholders' equity:
Class A Common stock $1 par 20,000,000 shares authorized; 6,802,549 outstanding at December 31, 2022 and 6,682,521 outstanding at June 30, 2022)	6,803	6,683
Class B Common stock $1 par (10,000,000 shares authorized; 624,321 outstanding at December 31, 2022 and 610,087 outstanding at June 30, 2022	624	610
Additional paid-in capital	57,454	57,143
Retained earnings	94,246	89,059
Accumulated other comprehensive loss	(51,217)	(51,066)
Total stockholders' equity	107,910	102,429
Total liabilities and stockholders’ equity	$193,111	$199,554

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	3 Months Ended		6 Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021

Net sales	$66,775	$61,318	$127,236	$122,832
Cost of goods sold	45,199	42,368	85,460	83,737
Gross profit	21,576	18,950	41,776	39,095
% of Net sales	32.3%	30.9%	32.8%	31.8%

Restructuring charges	54	—	244	—
Selling, general and administrative expenses	15,561	14,749	31,855	30,762

Operating income	5,961	4,201	9,677	8,333

Other (expense), net	(1,121)	(662)	(1,797)	(436)

Income before income taxes	4,840	3,539	7,880	7,897

Income tax expense	1,709	1,011	2,693	2,137

Net income	$3,131	$2,528	$5,187	$5,760

Basic income per share	$0.42	$0.35	$0.71	$0.80
Diluted income per share	$0.42	$0.34	$0.69	$0.77

Weighted average outstanding shares used in per share calculations:
Basic	7,405	7,243	7,354	7,185
Diluted	7,541	7,492	7,511	7,473

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	3 Months Ended		6 Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021

Net income	$3,131	$2,528	$5,187	$5,760
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	2,716	(871)	(90)	(4,482)
Pension and postretirement plans, net of tax	(36)	(67)	(61)	(133)
Other comprehensive income (loss)	2,680	(938)	(151)	(4,615)

Total comprehensive income	$5,811	$1,590	$5,036	$1,145

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Six-Month Period Ended December 31, 2022:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)	$102,429
Total comprehensive income (loss)	—	—	—	2,056	(2,831)	(775)
Repurchase of shares	—	(1)	(5)	—	—	(6)
Stock-based compensation	76	—	109	—	—	185
Conversion	12	(12)	—	—	—	—
Balance September 30, 2022	$6,771	$597	$57,247	$91,115	$(53,897)	$101,833

Total comprehensive income	—	—	—	3,131	2,680	5,811
Repurchase of shares	—	—	(3)	—	—	(3)
Issuance of stock	—	34	50	—	—	84
Stock-based compensation	25	—	160	—	—	185
Conversion	7	(7)	—	—	—	—
Balance December 31, 2022	$6,803	$624	$57,454	$94,246	$(51,217)	$107,910

Accumulated balance consists of:
Translation loss					$(60,166)
Pension and postretirement plans, net of taxes					8,949
					$(51,217)
For the Three and Six-Month Period Ended December 31, 2021:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535
Total comprehensive income (loss)	—	—	—	3,232	(3,677)	(445)
Repurchase of shares	—	(2)	(14)	—	—	(16)
Stock-based compensation	119	—	55	—	—	174
Conversion	25	(25)	—	—	—	—
Balance September 30, 2021	$6,619	$607	$56,548	$77,413	$(57,939)	$83,248

Total comprehensive income (loss)	—	—	—	2,528	(938)	1,590
Repurchase of shares	—	—	(7)	—	—	(7)
Issuance of stock	7	8	102	—	—	117
Stock-based compensation	11	—	226	—	—	237
Conversion	7	(7)	—	—	—	—
Balance December 31, 2021	$6,644	$608	$56,869	$79,941	$(58,877)	$85,185

Accumulated balance consists of:
Translation loss					$(60,528)
Pension and postretirement plans, net of taxes					1,651
					$(58,877)
See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	6 Months Ended
	12/31/2022	12/31/2021
Cash flows from operating activities:

Net income	$5,187	$5,760

Non-cash operating activities:
Depreciation	2,585	2,567
Amortization	720	660
Stock-based compensation	370	411
Net long-term tax obligations	91	86
Deferred taxes	977	305
Postretirement benefit and pension obligations	314	(706)
Working capital changes:
Accounts receivable	4,530	(1,619)
Inventories	(3,307)	(6,002)
Other current assets	(1,098)	(1,063)
Other current liabilities	(4,818)	(3,767)
Prepaid pension expense	(1,147)	(2,071)
Other	70	872
Net cash provided by (used in) operating activities	4,474	(4,567)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,713)	(4,457)
Software development	(477)	(533)
Net cash (used in) investing activities	(4,190)	(4,990)

Cash flows from financing activities:
Proceeds from borrowing	1,575	29,605
Debt repayments	(7,508)	(20,244)
Proceeds from common stock issued	84	117
Shares repurchased	(9)	(23)
Net cash (used in) provided by financing activities	(5,858)	9,455

Effect of exchange rate changes on cash	8	434

Net (decrease) increase in cash	(5,566)	332
Cash, beginning of period	14,523	9,105
Cash, end of period	$8,957	$9,437

Supplemental cash flow information:
Interest paid	$802	$465
Income taxes paid, net	3,360	2,222
See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2022
Note 1:    Basis of Presentation and Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements as of and for the six months ended December 31, 2022 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The balance sheet as of June 30, 2022 has been derived from the audited condensed consolidated financial statements as of and for the year ended June 30, 2022. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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
Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 10 and 11 within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for financial assets and liabilities held at carrying amount on the condensed consolidated balance sheet.
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q to the Company’s condensed consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2022 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements.

Note 2:    Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments -Credit Losses" (ASC 326) "Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace historic incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

Note 3:    Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the condensed consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2022. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations ("North America") and International Operations (“International”). Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from our Annual Report on Form 10-K for the year ended June 30, 2022. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended December 31, 2022

Sales[1]	$39,687	$27,088	$—	$66,775
Operating Income (Loss)	$3,681	$3,893	$(1,613)	$5,961

Three Months ended December 31, 2021

Sales[2]	$32,666	$28,652	$—	$61,318
Operating Income (Loss)	$1,549	$4,394	$(1,742)	$4,201
1.Excludes $707 of North American segment intercompany sales to the International segment, and $4,250 of International segment intercompany sales to the North American segment.
2.Excludes $930 of North American segment intercompany sales to the International segment, and $4,412 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Six months ended December 31, 2022

Sales[1]	$76,170	$51,066	$—	$127,236
Operating Income (Loss)	$6,878	$6,729	$(3,930)	$9,677

Six months ended December 31, 2021

Sales[2]	$66,475	$56,357	$—	$122,832
Operating Income (Loss)	$4,050	$7,977	$(3,694)	$8,333
1.Excludes $1,635 of North American segment intercompany sales to the International segment, and $9,285 of International segment intercompany sales to the North American segment.
2.Excludes $1,679 of North American segment intercompany sales to the International segment, and $9,748 of International segment intercompany sales to the North American segment.
Note 4:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Condensed Consolidated Balance Sheet. As of December 31, 2022 and June 30, 2022, the balance of the return asset was $0.1 million and $0.2 million, respectively, and the balance of the refund liability as of December 31, 2022 and June 30, 2022 was $0.1 million and $0.2 million, respectively. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.5 million and $0.9 million at December 31, 2022 and June 30, 2022, respectively, located in Accounts Payable in the Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and six months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
North America
United States	$37,620	$30,912	$71,892	$62,932
Canada & Mexico	2,067	1,754	4,278	3,543
	39,687	32,666	76,170	66,475
International
Brazil	20,057	18,687	37,305	37,890
United Kingdom	3,294	4,729	6,494	9,697
China	1,978	2,244	3,665	3,862
Australia & New Zealand	1,759	2,992	3,601	4,908
	27,088	28,652	51,066	56,357

Total Sales	$66,775	$61,318	$127,236	$122,832
Note 5:    Leases
Operating lease cost amounted to $0.5 million and $1.0 million for the three and six months ended December 31, 2022 and $0.8 million and $1.6 million for the three and six months ended December 31, 2021. As of December 31, 2022, the Company’s right-of-use assets "ROU", lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$5,379	$5,553	$6,775
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 3.8 years. As of December 31, 2022, the Company’s financing leases are not material. The foreign exchange impact affecting the operating leases are, also, not material.

During the quarter ended December 31, 2022 the Company renewed its leases in both Australia (ends September 2026) and New Zealand (ends April 2025) and recorded $0.6 million in new leases as ROU assets. In September 2021, the Company entered into a six year lease in China for 100,682 square feet and recorded a right of use asset for $2.6 million.
At December 31, 2022 the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2023 remaining	$1,076
2024	2,013
2025	1,587
2026	1,293
2027	713
Thereafter	93
Subtotal	$6,775
Imputed interest	(1,222)
Total	5,553
The Company entered into $1.0 million, in new operating lease commitments in the three and six months ended December 31, 2022, of which $0.6 million is for the Australia and New Zealand renewals, and incurred immaterial increases due to foreign exchange translation of ROU assets during the three and six months ended December 31, 2022.
In July 2021, Starrett UK leased space to another company for annual rent of $0.2 million and incremental applicable service charges. The lease is a 20 year agreement with a contract review in 2026. The rental income is recorded in Other Income in the Company's Condensed Consolidated Statement of Operations.
Note 6:    Stock-based Compensation
Compensation expense related to all stock-based plans for the three and six months ended December 31, 2022 were $0.2 million and $0.3 million as compared to the prior year three and six months of $0.2 million and $0.3 million, respectively.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	12/31/2022	06/30/2022
Raw material and supplies	$38,002	$35,752
Goods in process and finished parts	22,007	22,268
Finished goods	36,198	35,589
	96,207	93,609
LIFO Reserve	(26,119)	(26,709)
	$70,088	$66,900

Of the Company’s $70.1 million and $66.9 million total inventory at December 31, 2022 and June 30, 2022, respectively, the $26.1 million and $26.7 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $41.4 million on a FIFO basis and $15.3 million on a LIFO basis at December 31, 2022. The Core U.S. business had total inventory, on a FIFO basis, of $39.3 million and $12.6 million on a LIFO basis as of June 30, 2022. The use of LIFO, as compared to FIFO, resulted in, during the three months and six months ended December 31, 2022, a $0.1 million increase and $0.6 million decrease in cost of sales as compared to a $0.9 million increase and a $0.9 million decrease in the three and six months ended December 31, 2021.
Note 8:    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following (in thousands):

	12/31/2022	6/30/2022
Trademarks and trade names	$2,070	$2,070
Customer relationships	630	630
Software development	11,746	11,269
Gross intangible assets	14,446	13,969
Accumulated amortization and impairment	(9,996)	(9,329)
Net intangible assets	$4,450	$4,640
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for trademark and trade name assets.
The goodwill balance at December 31, 2022, gross $4.7 million and accumulated impairment of $3.7 million. There is no change in the six months ended December 31, 2022 to the net goodwill balance of $1.0 million.

Note 9:    Accrued Expenses

The following table represents accrued expenses from the Condensed Consolidated Balance Sheets (in thousands)

	12/31/2022	06/30/2022
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$3,043	$2,733
Income taxes	773	2,420
Professional fees	1,402	1,758
Other	1,579	1,463
Current portion pension cost	1,308	1,289
Taxes other than income tax	1,174	1,243
Workers compensation and employee deposits	432	518
Freight	624	352
Total	$10,335	$11,776
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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), in the Condensed Consolidated Statements of Operations except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative expenses, allocated based on headcount. Net periodic benefit cost and expected return consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Interest cost	1,408	1,031	2,890	2,064
Expected return on plan assets	(960)	(1,098)	(1,992)	(2,198)
Amortization of net loss	10	15	20	28
Expected net cost (benefit) total	$458	$(52)	$918	$(106)
Net periodic benefit costs (credits) for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Service cost	$5	$9	$11	$18
Interest cost	17	13	35	25
Amortization of prior service credit	(368)	(369)	(737)	(737)
Amortization of net loss	45	47	89	94
Total net (benefit)	$(301)	$(300)	$(602)	$(600)
For the three months and six months ended December 31, 2022, the Company contributed in the U.S. $0.7 million. In the UK pension plans the Company contributed $0.2 million and $0.4 million for the same periods. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2022, the contribution for fiscal 2023 for the U.S. plans would require a contribution of $1.4 million and the U.K. plan would require $0.8 million. However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan was reduced. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, may contribute more than the federal requirement. The Company contributed $2.5 million in total during fiscal year 2022, with $1.5 million in the U.S. and $1.0 million in the U.K. The Company continues evaluating the U.S. future contribution on a quarterly basis. The Company currently believes contributions in fiscal year 2023 will be similar to the prior year.
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
Note 11:     Debt
Debt is comprised of the following (in thousands):

	12/31/2022	06/30/2022
Short-term and current maturities
Loan and security agreement (term loan)	1,495	1,495
Brazil loans	3,764	5,052
	5,259	6,547
Long-term debt (net of current portion)
Loan and security agreement (term loan)	9,504	10,252
Loan and security agreement (line of credit)	8,897	11,397
Brazil loans	2,373	3,771
Debt reacquisition cost	(461)	(515)
	20,313	24,905
Total debt	$25,572	$31,452
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA ("the Lender"). The Company incurred debt re-acquisition cost of $0.5 million which are recorded net of debt and amortized over five years.

These new credit facilities replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving Loan and Security Agreement Line of Credit ("Line of Credit") with a $10 million uncommitted accordion provision, a Loan and Security Agreement Term Loan ("the Term Loan") with original principal of $12.1 million and a $7 million Capital Expenditure draw down credit facility (collectively, the "Facilities"). The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries.

The interest rate on the Facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three months Secured Overnight Financing Rate, (SOFR). The Facilities mature on April 29, 2027.

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

Availability under the Line of Credit remains subject to a borrowing base comprised of Accounts Receivable, Inventory, and Real Estate. The Company believes that the borrowing base will consistently produce availability under the Line of Credit of $30.0 million. A 0.25% commitment fee is charged on the unused portion of the Line of Credit.

Availability under the Term Loan was comprised of 70% of the fair market value of the Borrower's eligible real estate, which included facilities located in Westlake, Ohio, and Waite Park, Minnesota and totaled $4.6 million; and 85% of the net orderly liquidation value of the Borrowers’ machinery and equipment, capped at $7.5 million. The real estate portion of the Term facility is subject to a 12.5 year straight line amortization paid quarterly, and the machinery and equipment portion of the facility is subject to a 6.67 year straight line amortization, also paid quarterly. The Term Loan is subject to equal quarterly installments of $373,650, payable on the last day of each fiscal quarter.

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

The TD Bank loan was retired in the quarter ended June 2022.

In Brazil, the Company is actively mitigating this consequence of the build-up of ICMS (translate to "Tax on Commerce and Services") credits by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. The Brazilian federal tax authority has approved the Company's application and now it is awaiting state tax approval. This new methodology is common for similar sized, export focused companies in Brazil. The ICMS balance as of June 30, 2022 was $5.4 million and as of December 31, 2022 was $5.2 million. The ICMS balance increased $0.2 million versus the quarter ended September 30, 2022 due to currency exchange. The Company expects a lower balance by the fiscal year end. The ICMS is an asset and its build-up was one of the reasons that Brazilian operation incurred more debt. The balance is located on the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets.

The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. Included in the table below are $0.6 million of financing on purchased fixed assets. The Company’s Brazilian subsidiary has the following loans as of December 31, 2022 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Brasil	4.52%	October 2021	September 2024	$4,000
Itau	4.98%	February 2022	February 2024	1,523
Itau	4.95%	August 2022	July 2025	437
Brasil	3.80%	September 2022	August 2024	125
Brasil	4.18%	September 2022	September 2023	52
				$6,137

Total debt was reduced by $3.8 million and $5.9 million during the three and six months ended December 31, 2022, respectively, and the Brazilian loans were reduced by $1.0 million and $2.7 million in the three and six months ended December 31, 2022, respectively.
Note 12:     Income Taxes

Tax expense for the three month period ended December 31, 2022 was $1.7 million on profit before tax of $4.8 million (an effective tax rate of 35%). Tax expense for the three month period ended December 31, 2021 was $1.0 million on profit before tax of $3.5 million (an effective tax rate of 29%). The effective tax rate for the three month periods ended December 31, 2022 and 2021 were higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses. Tax expense for the three month period ended December 31, 2022 reflects the impact of final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion.

Tax expense for the six month period ended December 31, 2022 was $2.7 million on profit before tax of $7.9 million (an effective tax rate of 34%). Tax expense for the six month period ended December 31, 2021 was $2.1 million on profit before tax of $7.9 million (an effective tax rate of 27%). The effective tax rate for the six month periods ended December 31, 2022 and 2021 were higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits and permanent deductions generated from research expenses. Tax expense for the six month period ended December 31, 2022 reflects the impact of final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion. In the six months ended December 31, 2022 the GILTI impact resulted in a 6.2% rate as compared to the six months ended December 31, 2021 resulting in a rate of 1.2%.

The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards and certain state net operating loss carryforwards at December 31, 2022 and June 30, 2022. The Company had long term tax obligations related primarily to transfer pricing adjustments at December 31, 2022 and June 30, 2022.

Note 13: Contingencies

The Company is involved in certain legal matters, which arise, in the normal course of business. Although the outcomes of these legal matters are inherently difficult to predict, management does not expect the resolution of these legal matters to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Use of Non- GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures including currency-neutral sales, and adjusted operating income.

We present these non-GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non- GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currency-neutral sales are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs that are reflected in one period but not the other in order to show comparative operational performance. We include a reconciliation of currency-neutral sales and adjusted operating income to its comparable GAAP financial measures.

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

Please see Note 3 within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q regarding segment results of operations. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as in Note 3 within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. These tables are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling GAAP operating income and adjusted operating income.

Results of Operations

The following table represents key results of operations on a consolidated basis for the three months and six months ended December 31, 2022 and December 31, 2021:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	12/31/22	12/31/2021	$ Change favorable (unfavorable)	% Change	12/31/2022	12/31/2021	$ Change favorable (unfavorable)	% Change
Net sales	$66,775	$61,318	$5,457	8.9%	$127,236	$122,832	4,404	3.6%
Gross profit	21,576	18,950	2,626	13.9%	41,776	39,095	2,681	6.9%
% of net sales	32.3%	30.9%			32.8%	31.8%

Selling, general and administrative expenses	15,561	14,749	(812)	(5.5)%	31,855	30,762	(1,093)	(3.6)%
% of net sales	23.3%	24.1%			25.0%	25.0%

Restructuring charges	54	—	(54)	(100.0)%	244	—	(244)	(100.0)%

Operating income	5,961	4,201	1,761	41.9%	9,677	8,333	1,344	16.1%

Other (expense), net	(1,121)	(662)	(459)	69.4%	(1,797)	(436)	(1,362)	(312.7)%

Income before income taxes	4,840	3,539	1,301	36.8%	7,880	7,897	(18)	(0.2)%

Income tax expense (benefit)	1,709	1,011	(698)	(69.0)%	2,693	2,137	(556)	(26.0)%

Net income	$3,131	$2,528	603	23.9%	$5,187	$5,760	(573)	(10.0)%

GAAP to Non-GAAP reconciliation:
	Three Months Ended				Six Months Ended
(Amounts in thousands)	12/31/2022	12/31/2021	$ Change favorable (unfavorable)	% Change	12/31/2022	12/31/2021	$ Change favorable (unfavorable)	% Change
Operating income as reported	5,961	4,201	1,761	41.9%	9,677	8,333	1,344	16.1%
Add back restructuring charges	(54)	—	54	(100)%	(244)	—	244	(100)%
Adjusted operating income	6,015	4,201	1,814	43.2%	9,921	8,333	1,588	19.1%
% of net sales	9.0%	6.9%		210 basis points	7.8%	6.8%		100 basis points
The following table represents key results of operations for three months ended December 31, 2022 and 2021 based on our business aggregated into two reportable segments according to geography of operations: North American Operations and International Operations as reflected in the table below:

Key Results by Reporting Segment
	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$39,687	$27,088	$—	$66,775	$32,666	$28,652	$—	$61,318
Gross profit	11,123	10,453	—	21,576	8,321	10,629		18,950
% of net sales	28.0%	38.6%		32.3%	25.5%	37.1%		30.9%

Selling, general and administrative expenses	7,442	6,507	1,613	15,562	6,772	6,235	1,742	14,749
% of net sales	18.8%	24.0%		23.3%	20.7%	21.8%		24.1%

Restructuring charges	—	54	—	54	—	—	—	—

Operating income (loss)	$3,681	$3,893	$(1,613)	$5,961	$1,549	$4,394	$(1,742)	$4,201
% of net sales	9.3%	14.4%		8.9%	4.7%	15.3%		6.9%
Add back restructuring charges	—	(54)	—	(54)	—	—	—	—

Adjusted operating income	$3,681	$3,946	$(1,613)	$6,014	$1,549	$4,394	$(1,742)	$4,201
% of net sales	9.3%	14.6%		9.0%	4.7%	15.3%		6.9%
The following table represents key results of operations for six months ended December 31, 2022 and 2021 based on our business aggregated into two reportable segments according to geography of operations: North American Operations and International Operations:

	Six Months Ended December 31, 2022				Six Months Ended December 31, 2021
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$76,170	$51,066	$—	$127,236	$66,475	$56,357	$—	$122,832
Gross profit	22,054	19,722	—	41,776	17,855	21,239		39,095
% of net sales	29.0%	38.6%		32.8%	26.9%	37.7%		31.8%

Selling, general and administrative expenses	15,176	12,748	3,930	31,854	13,805	13,262	3,694	30,762
% of net sales	19.9%	25.0%		25.0%	20.8%	23.5%		25.0%

Restructuring charges	—	244		244	—	—		—

Operating income (loss)	$6,878	$6,729	$(3,930)	$9,677	$4,050	$7,977	$(3,694)	$8,333
% of net sales	9.0%	13.2%		7.6%	6.1%	14.2%		6.8%
Add back restructuring charges	—	(244)	—	(244)	—		—	—
Less gain on sale of building	—	—	—	—	—	—	—	—

Adjusted operating income	$6,878	$6,974	$(3,930)	$9,922	$4,050	$7,977	$(3,694)	$8,333
% of net sales	9.0%	13.7%		7.8%	6.1%	14.2%		6.8%
Non-GAAP Measure Reconciliation: Fiscal 2023 Q2 "Currency Neutral" Net Sales

	Three months ended				Six months ended
(Amounts in Thousands)	12/31/2022	12/31/2021	$ Change	% Change	12/31/2022	12/31/2021	$ Change	% Change
Net Sales, as reported	$66,775	$61,318	5,457	8.9%	$127,236	$122,832	4,404	3.6%
Currency Neutralizing Adjustment*	(173)	—	(173)	(0.3)%	749	—	749	0.6%
Q2 FY23 Currency Neutral Net Sales	66,602	61,318	5,284	8.6%	127,985	122,832	5,153	4.2%
North America Net Sales, as reported	$39,687	$32,666	7,021	21.5%	$76,170	$66,475	9,695	14.6%
Currency Neutralizing Adjustment*	54	—	54	0.2%	117	—	117	0.2%
Q2FY23 Currency Neutral North America Net Sales	39,741	32,666	7,075	21.7%	76,287	66,475	9,812	14.8%
International Net Sales, as reported	$27,088	$28,652	(1,564)	(5.5)%	$51,066	56,357	(5,291)	(9.4)%
Currency Neutralizing Adjustment*	(227)	—	(227)	(0.8)%	632	—	632	1.1%
Q2FY23 Currency Neutral International Net Sales	26,861	28,652	(1,791)	(6.3)%	51,698	$56,357	(4,659)	(8.3)%
*"Currency Neutralizing Adjustment" = Change when converting Q2FY23 sales in non USD functional currencies at the same exchange rates used in the comparison period
Three-months and Six-months Ended December 31, 2022 and December 31, 2021

Overview

Although backlog remains at very high levels, 18.5% higher on December 31, 2022 compared to December 31, 2021, order intake overall has begun to soften in the three month period ended December 31, 2022. As a result, overall order intake is down about 4.0% for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. North America order intake has increased by 9.4%, and International order intake has decreased by 19.6% for the six months ended December 31, 2022 compared to the same six month period a year prior. North American order intake has been supported by continued high demand for precision granite products and stable order intake through industrial distribution for our portfolio of precision measuring tools and saw blades. International order intake has been negatively impacted, particularly in Europe, as a result of recession pressures and the ongoing war in Ukraine. The company anticipates a continued softening of order intake throughout fiscal 2023.

Net sales in the quarter ended December 31, 2022 were $66.8 million, an increase of $5.5 million, or 8.9% compared to $61.3 million in the quarter ended December 31, 2021. Net Sales in the six months ended December 31, 2022 were $127.2 million, compared to $122.8 million for the same six-month period ended December 31, 2021, representing an improvement of $4.4 million, or 3.6%.

Foreign currency translation had a negative impact on sales of $0.7 million over the first six months of fiscal 2023 as the United States Dollar had strengthened compared to other currencies in the first quarter and early second quarter of the fiscal year but has begun to weaken during the latter part of the second quarter. Currency neutral net sales for the quarter ended December 31, 2022 were $66.6 million , an increase of $5.3 million or 8.6% compared to $61.3 million in the quarter ended December 31, 2021. For the six months ended December 31, 2022, currency neutral net sales of $128.0 million were an increase of $5.2 million or 4.2% as compared to $122.8 million, for the six months ended December 31, 2021.

Operating income in the quarter ended December 31, 2022 was $6.0 million or 8.9% of sales, reflecting an increase of $1.8 million or 41.9% compared to operating income of $4.2 million reported for quarter ended December 31, 2021. Operating income for the six months ended December 31, 2022 increased 43.2% by 1.3 million to $9.7 million or 7.6% of sales versus $8.3 million or 6.8% of sales for the six months ended December 31, 2021.
Operating income improved from $8.3 million or 6.8% for the six months ended on December 31, 2021 to $9.7 million or 7.6% of sales for the six months ended December 31, 2022. Eliminating the impact of the restructuring charges of $0.2 million during the six-month period ended on December 31, 2022, adjusted operating income was $9.9 million, or 7.8% of net sales compared to $8.3 million or 6.8% of net sales in the six-month period ended December 31, 2021, representing an improvement of $1.6 million or 19.1%.

Net income for the quarter ended December 31, 2022 was $3.1 million, which was $0.6 million or 23.9% greater than the net income reported for the quarter ended December 31, 2021 of $2.5 million. For the six-month period ended December 31, 2022, net income was $5.2 million compared to $5.8 million for the six month period ended December 31, 2021, representing a decrease of $0.6 million or 10.0%, driven principally by higher interest rates.
Net Sales

The Company’s net sales for the quarter ended December 31, 2022 were $66.8 million which was $5.5 million or 8.9% higher versus $61.3 million for the quarter ended December 31, 2021, primarily driven by an 11.0% increase from price realization and a 0.3% increase due to currency translation, offset by a 2.4% decrease in volume. North America sales for the quarter ended December 31, 2022 were $39.7 million which was an increase of $7.0 million or 21.5% versus $32.7 million in quarter ended December 31, 2021, primarily driven by an 11.8% increase from price realization and an increase of 9.4% due to volume, offset by a decrease of 0.2% due to currency translation. North American net sales have been positively impacted by continued stronger sales of precision granite products and increased sales of precision measuring tools and saw blades as our North American facilities are continuing to recover from the labor shortages experienced a year ago and deliver on the Company's order entry. International net sales for the quarter ended December 31, 2022 were $27.1 million which was $1.6 million or 5.5% less than the $28.7 million for the quarter ended December 31, 2021, primarily driven by a 15.8% decline in volume offset by a 10.1% increase realized from pricing and a favorable impact of 0.8% from currency translation. International net sales have been negatively impacted, particularly in Europe, as a result of recession pressures and the ongoing war in Ukraine.

During the six months ended December 31, 2022 as compared to 2021, North American sales increased $9.7 million or 14.6% while International sales decreased $5.3 million or 9.4%. North American sales increased 10.6% due to pricing actions and 4.0% due to volume offset by 0.2% from currency translation, while International sales declined by 25.8% due to volume and 1.1% due to currency translation, but were offset by 17.5% of pricing realization. Consolidated net sales in the six months ended December 31, 2022 were $127.2 million, compared to $122.8 million for the same six-month period ended December 31, 2021, representing an improvement of $4.4 million, or 3.6%. Overall this was driven by increases due to pricing actions of 13.9% offset by volume reductions of 9.7% and currency translation of 0.6%.

Gross Profit

Gross profit increased $2.6 million or 13.9% for the three months, and $2.7 million or 6.9% for the six months ended December 31, 2022 as compared to the year prior. In addition to higher sales, the Company improved gross margin through a series of price increases, despite continuing to experience macro-economic and inflationary pressures on most production inputs. Gross Profit was $21.6 million and $41.8 million for the three months and six months ended December 31, 2022 compared to $18.9 million and $39.1 million for the three months and six months ended December 31, 2021. Gross profit as a percentage of sales increased 1.4 percentage points for the three months, and 1.0 percentage points for the six months ended December 31, 2022 compared to the prior year.

For the three months ended December 31, 2022, North American gross profit increased $2.8 million or 33.7% to $11.1 million versus $8.3 million in the three months ended December 31, 2021. Gross margin measured as a percent of net sales improved 2.6 percentage points from 25.5% to 28.0% compared to the three-month period ended December 31, 2021.

Although International gross profit declined slightly due to lower sales, International gross margin increased 1.5 percentage points from 37.1% of sales at the end of the three-month period ended December 31, 2021 to 38.6% for the three-month period ended December 31, 2022.

For the six-month period ended December 31, 2022, North American gross profit measured as a percent of Net Sales improved from 26.9% to 29.0%. International gross margin increased from 37.7% to 38.6% from December 31, 2021 to December 31, 2022 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses including Corporate expense for the three months and six months ended December 31, 2022 were $15.6 million and $31.9 million, respectively versus $14.7 million and $30.8 million for the same time periods ending December 31, 2021.

Selling, general and administrative expenses increased $0.8 million or 5.5% during the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021, but declined as a percentage of net sales to 23.3% for the quarter ended December 31, 2022 compared to 24.1% in the prior year quarter ended December 31, 2021.

Selling, general and administrative expenses increased $1.1 million or 3.6% during the six months ended December 31, 2022 compared to 2021, however as a percentage of net sales it has remained steady from 25.0% for the six months ended December 31, 2021 to 25.0% for the six months ended December 31, 2022.

Other Income (Expense)

For the three and six months ended December 31, 2022 other expense was $1.1 million and $1.8 million, respectively. For the three and six months ended December 31, 2021 other expense was $0.7 million and $0.4 million. Other Expense has been impacted by the increase in interest rates, which has impacted periodic pension costs and interest cost on debt. The change in other income (expense) for the pension and post-retirement cost (other than service cost) accounts was $(0.5) million in comparing the three months ended December 31, 2022, which had an expense of $(0.1) million compared to an income of $0.4 million in the three months ended December 31, 2021. For the six months ended December 31, 2022, pension costs were $(0.7) million, compared to an income of $0.3 million for the six months ended December 31, 2021, a change of $(1.0) million when comparing the two periods, accounting for most of the change in Other Income (Expense) between the two comparative periods. See Note 10 "Pension and Post-retirement Benefits" of the notes to unaudited condensed consolidated financial statements.

Income Taxes

In the three months ended December 31, 2022, the Company recognized income tax expense of $1.7 million on profit before tax of $4.8 million (an effective tax rate 35%) as compared to income tax expense of $1.0 million on profit before tax of $3.5 million (an effective tax rate of 29%), in the three months ended December 31, 2021.

In the six months ended December 31, 2022, the Company recognized income tax expense of $2.7 million on profit before tax of $7.9 million (an effective tax rate 34%) as compared to income tax expense of $2.1 million on profit before tax of $7.9 million (an effective tax rate of 27%), in the six months ended December 31, 2021.

The higher effective tax rate in the three and six months ended December 31, 2022, when compared with the three and six months ended December 31, 2021, respectively, is primarily due to final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion of approximately $0.2 million and $0.4 million, respectively, as a result of this change.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2022	12/31/2021

Cash provided by (used in) operating activities	4,474	(4,567)
Cash (used in) provided by investing activities	(4,190)	(4,990)
Cash (used in) provided by financing activities	(5,858)	9,455
Effect of exchange rate changes on cash	8	434

Net (decrease) increase in cash	$(5,566)	$332

Net cash flows used in the six months ended December 31, 2022 was $5.6 million compared to cash provided by operations of $0.3 million for the six month period ended December 31, 2021. Cash provided by operations was $4.5 million due to increases in net income of $5.2 million partially offset by working capital required to meet strong customer demand and counteract supply chain disruptions and increased transit times. The Company has invested $3.7 million in new equipment and debt repayments net of additional borrowings were $5.9 million in the six months ended December 31, 2022.
The Company believes it maintains sufficient liquidity and has the resources to fund its operations and cash expected to be provided by future operating activities are adequate to satisfy working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months from the date of the financial statements included in this Quarterly Report on Form 10-Q.
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA. These new credit facilities ("the facilities") replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million capital expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries. At December 31, 2022 the Company has excess availability on the revolving line of credit and the capital expenditure drawn down facility of $21.8 million.
The Company has approved a $5 million dollar expansion at our precision granite manufacturing facility in Waite Park, MN in order to meet continued high demand for its products anticipated over the next several years. The project is expected to continue throughout fiscal 2023 and into the first quarter of fiscal 2024, and will be financed by use of the $7 million capital expenditure draw down facility which remains unused, and a combination of the revolving line of credit and current cash availability.
The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended December 31, 2022 and 2021 was 5.0% and 1.9% respectively.
The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Judgments, assumptions, and estimates are used for, but not limited to, inventory allowances; income tax reserves; long lived assets and goodwill impairment; as well as employee turnover, discount and return rates used to calculate pension obligations.

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires management to exercise judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s condensed consolidated financial statements.

During the three months ended December 31, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on August 25, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
One should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of December 31, 2022, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have not been any changes in the Company’s internal control over financial reporting during the six months of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	The L.S. Starrett Company 2022 Employees’ Stock Purchase Plan, filed herewith.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 4, 2023	/S/ Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 4, 2023	/S/ John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)