Form 10-Q
period 2023-03-31
STARRETT L S CO
filed 2023-05-08
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	April 24, 2023
Class A Common Shares	6,835,043
Class B Common Shares	590,592

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

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	03/31/2023	06/30/2022
ASSETS
Current assets:
Cash	$8,595	$14,523
Accounts receivable (less allowance for credit losses of $846 and $796, respectively)	36,267	42,961
Inventories	67,685	66,900
Prepaid expenses and other current assets	10,073	8,669
Total current assets	122,620	133,053

Property, plant and equipment, net	38,160	37,116
Right of use assets	5,338	5,540
Deferred tax assets, net	18,793	14,924
Intangible assets, net	4,571	4,640
Goodwill	1,015	1,015
Other assets	3,368	3,266
Total assets	$193,865	$199,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,264	$6,547
Current lease liability	2,057	1,530
Accounts payable	15,006	14,624
Accrued expenses	9,767	11,776
Accrued compensation	5,553	6,703
Total current liabilities	37,647	41,180

Other tax obligations	2,850	2,936
Long-term lease liability	3,465	4,166
Long-term debt, net of current portion	9,991	24,905
Postretirement benefit and pension obligations	22,856	23,938
Total liabilities	76,809	97,125

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,818,178 outstanding at March 31, 2023 and 6,682,521 outstanding at June 30, 2022)	$6,818	$6,683
Class B Common stock $1 par (10,000,000 shares authorized; 607,899 outstanding at March 31, 2023 and 610,087 outstanding at June 30, 2022)	608	610
Additional paid-in capital	57,627	57,143
Retained earnings	101,719	89,059
Accumulated other comprehensive loss	(49,716)	(51,066)
Total stockholders' equity	117,056	102,429
Total liabilities and stockholders’ equity	$193,865	$199,554

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	3 Months Ended		9 Months Ended
	03/31/2023	03/31/2022	03/31/2023	03/31/2022

Net sales	$61,678	$60,479	$188,914	$183,311
Cost of goods sold	42,455	39,459	127,916	123,197
Gross profit	19,223	21,020	60,998	60,114
% of Net sales	31.2%	34.8%	32.3%	32.8%

Restructuring charges	—	658	244	658
Selling, general and administrative expenses	15,109	14,988	46,962	45,750

Operating income	4,114	5,374	13,792	13,706

Other (expense) income, net	(602)	684	(2,399)	249

Income before income taxes	3,512	6,058	11,393	13,955

Income tax (benefit) expense	(3,961)	1,774	(1,267)	3,911

Net income	$7,473	$4,284	$12,660	$10,044

Basic income per share	$1.01	$0.59	$1.72	$1.39
Diluted income per share	$0.99	$0.57	$1.68	$1.34

Weighted average outstanding shares used in per share calculations:
Basic	7,427	7,256	7,379	7,208
Diluted	7,577	7,492	7,538	7,480

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	3 Months Ended		9 Months Ended
	03/31/2023	03/31/2022	03/31/2023	03/31/2022

Net income	$7,473	$4,284	$12,660	$10,044
Other comprehensive income:
Currency translation gain, net of tax	1,545	6,807	1,455	2,325
Pension and postretirement plans, net of tax	(44)	(89)	(105)	(222)
Other comprehensive income	1,501	6,718	1,350	2,103

Total comprehensive income	$8,974	$11,002	$14,010	$12,147

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Nine-Month Period Ended March 31, 2023:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)	$102,429
Total comprehensive income (loss)	—	—	—	2,056	(2,831)	(775)
Repurchase of shares	—	(1)	(5)	—	—	(6)
Stock-based compensation	76	—	109	—	—	185
Conversion	12	(12)	—	—	—	—
Balance September 30, 2022	$6,771	$597	$57,247	$91,115	$(53,897)	$101,833

Total comprehensive income (loss)	—	—	—	3,131	2,680	5,811
Repurchase of shares	—	—	(3)	—	—	(3)
Issuance of stock	—	34	50	—	—	84
Stock-based compensation	25	—	160	—	—	185
Conversion	7	(7)	—	—	—	—
Balance December 31, 2022	$6,803	$624	$57,454	$94,246	$(51,217)	$107,910

Total comprehensive income	—	—	—	7,473	1,501	8,974
Repurchase of shares	—	(1)	(6)	—	—	(7)
Stock-based compensation	—	—	179	—	—	179
Conversion	15	(15)	—	—	—	—
Balance March 31, 2023	$6,818	$608	$57,627	$101,719	$(49,716)	$117,056

Accumulated balance consists of:
Translation loss					$(58,621)
Pension and postretirement plans, net of taxes					8,905
					$(49,716)

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
					$(52,159)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	9 Months Ended
	03/31/2023	03/31/2022
Cash flows from operating activities:

Net income	$12,660	$10,044

Non-cash operating activities:
Depreciation	3,884	3,913
Amortization	998	957
Stock-based compensation	549	514
Net long-term tax obligations	(66)	126
Deferred taxes	(3,753)	937
Postretirement benefit and pension obligations	475	(1,058)
Changes in operating assets and liabilities:
Accounts receivable	7,148	(5,900)
Inventories	(72)	(11,053)
Other current assets	(1,275)	(5)
Other current liabilities	(3,255)	139
Prepaid pension expense	(1,574)	(2,342)
Other	178	937
Net cash provided by (used in) operating activities	15,897	(2,791)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,790)	(6,883)
Software development	(795)	(782)
Intangibles-other	(54)	—
Net cash (used in) investing activities	(5,639)	(7,665)

Cash flows from financing activities:
Proceeds from term loan borrowings	575	12,433
Proceeds from line of credit borrowings	1,000	27,442
Term debt repayments	(8,352)	(7,906)
Line of credit repayments	(9,500)	(21,582)
Proceeds from common stock issued	84	117
Shares repurchased	(16)	(40)
Net cash provided by (used in) financing activities	(16,209)	10,464

Effect of exchange rate changes on cash	23	(1,093)

Net decrease in cash	(5,928)	(1,085)
Cash, beginning of period	14,523	9,105
Cash, end of period	$8,595	$8,020

Supplemental cash flow information:
Interest paid	$1,200	$690
Income taxes paid, net	4,395	2,614

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
Note 1:    Basis of Presentation and Summary of Significant Accounting Policies
The unaudited interim Condensed Consolidated Financial Statements as of and for the nine months ended March 31, 2023 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited Condensed Consolidated Financial Statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The balance sheet as of June 30, 2022 has been derived from the Audited Consolidated Financial Statements as of and for the year ended June 30, 2022. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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

Note 2:    Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments -Credit Losses" (ASC 326) "Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces historic incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This pronouncement was extended for Small Reporting Companies and for the Company beginning July 1, 2022. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Note 3:    Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the condensed consolidated financial statements entitled “Financial Information by Segment & Geographic Area” included in our Annual Report on Form 10-K for the year ended June 30, 2022. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations "North America" and International Operations "International". Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no material changes in the segment operations or in the segment assets from our Annual Report on Form 10-K for the year ended June 30, 2022. Financial results for each reportable segment are as follows (in thousands):

	North American Operations	International Operations	Unallocated	Total
Three Months ended March 31, 2023
Sales[1]	$37,053	$24,625	$—	$61,678
Operating Income (Loss)	$3,435	$2,502	$(1,823)	4,114
Three Months ended March 31, 2022

Sales[2]	$36,288	$24,191	$—	$60,479
Operating Income (Loss)	$4,663	$2,628	$(1,917)	$5,374
1.Excludes $327 of North American segment intercompany sales to the International segment, and $3,556 of International segment intercompany sales to the North American segment.
2.Excludes $1,148 of North American segment intercompany sales to the International segment, and $4,402 of International segment intercompany sales to the North American segment.

	North American Operations	International Operations	Unallocated	Total
Nine Months ended March 31, 2023

Sales[1]	$113,223	$75,691	$—	$188,914
Operating Income (Loss)	$10,314	$9,231	$(5,753)	$13,792

Nine months ended March 31, 2022

Sales[2]	$102,763	$80,548	$—	$183,311
Operating Income (Loss)	$8,713	$10,604	$(5,611)	$13,706
1.Excludes $1,961 of North American segment intercompany sales to the International segment, and $12,841 of International segment intercompany sales to the North American segment.
2.Excludes $2,827 of North American segment intercompany sales to the International segment, and $14,150 of International segment intercompany sales to the North American segment.
Note 4:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Unaudited Condensed Consolidated Balance Sheet. As of March 31, 2023 and June 30, 2022, the balance of the return asset was $0.1 million and $0.2 million, respectively, and the balance of the refund liability as of March 31, 2023 and June 30, 2022 were both $0.2 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.

The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.8 million and $0.9 million at March 31, 2023 and June 30, 2022, respectively, recorded in Accounts Payable in the Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in two reportable segments: North America and International. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and nine months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2023	03/31/2022	03/31/2023	03/31/2022
North America
United States	$35,122	$34,181	$107,014	$97,049
Canada & Mexico	1,931	2,107	6,209	5,714
	37,053	36,288	113,223	102,763
International
Brazil	18,160	15,980	55,465	54,063
United Kingdom	3,563	4,750	10,059	14,254
China	1,497	1,899	5,160	5,761
Australia & New Zealand	1,405	1,562	5,007	6,469
	24,625	24,191	75,691	80,548

Total Sales	$61,678	$60,479	$188,914	$183,311
Note 5:    Leases
Operating lease expense amounted to $0.5 million and $1.5 million for the three and nine months period ended for March 31, 2023 and March 31, 2022. For the three and nine months period ended March 31, 2022 operating lease expense was $0.5 million and $2.1 million. As of March 31, 2023, the Company’s right-of-use assets "ROU", lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Total leases	$5,338	$5,522	$6,534
The Company has other operating lease agreements with commitments of less than one year or that are not material. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 3.5 years. As of March 31, 2023, the Company’s financing leases are not material. The foreign exchange impact affecting the operating leases are, also, not material.
In the three months and nine months ended March 31, 2023 the Company entered into new leases in the amount of $0.4 million and $1.2 million. During December 2022 the Company renewed its leases in both Australia (ends September 2026) and New Zealand (ends April 2025) and recorded $0.6 million in new leases as ROU assets.
At March 31, 2023, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2023 (Remainder of year)	$573
2024	2,128
2025	1,689
2026	1,335
2027	715
Thereafter	94
Subtotal	$6,534
Imputed interest	(1,012)
Total	5,522
Note 6:    Stock-based Compensation
Compensation expense related to all stock-based plans for the three and nine months ended March 31, 2023 were $0.2 million and $0.5 million as compared to the prior year three and nine months of $0.1 million and $0.4 million, respectively.
Note 7:    Inventories
Inventories consist of the following (in thousands):

	03/31/2023	06/30/2022
Raw material and supplies	$36,757	$35,752
Goods in process and finished parts	22,218	22,268
Finished goods	35,036	35,589
	94,011	93,609
LIFO Reserve	(26,326)	(26,709)
	$67,685	$66,900

Of the Company’s $67.7 million and $66.9 million total inventory at March 31, 2023 and June 30, 2022, respectively, the $26.3 million and $26.7 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $40.1 million on a FIFO basis and $13.8 million on a LIFO basis at March 31, 2023. The Core U.S. business had total Inventory, on a FIFO basis, of $39.3 million and $12.6 million on a LIFO basis as of June 30,

2022. The use of LIFO, as compared to FIFO, resulted in a $0.4 million decrease in cost of sales for the goods sold in the nine months ended March 31, 2023 compared to $4.3 million increase in the nine months ended March 31, 2022.
Note 8:    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following (in thousands):

	03/31/2023	6/30/2022
Trademarks and trade names	2,070	2,070
Customer relationships	630	630
Software development	12,063	11,269
Other intangible assets	55	—
Gross intangible assets	14,818	13,969
Accumulated amortization and impairment	(10,247)	(9,329)
Total net balance	$4,571	$4,640
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for some trademark and trade name assets.
The goodwill balance at March 31, 2023, was gross $4.7 million and accumulated impairment of $3.7 million. There is no change in the three and nine months ended March 31, 2023.

Note 9:    Accrued Expenses

The following table represents accrued expenses from the Condensed Consolidated Balance Sheets (in thousands):

	03/31/2023	06/30/2022
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$2,779	$2,733
Income taxes	299	2,420
Professional fees	1,799	1,758
Other	1,496	1,463
Current portion pension cost	1,299	1,289
Taxes other than income tax	1,366	1,243
Workers compensation and employee deposits	493	518
Freight	236	352
Total	$9,767	$11,776
Note 10:     Pension and Post-retirement Benefits
The Company has two defined benefit pension plans, one for U.S. employees which was frozen for new participants in 2016 and another for U.K. employees frozen for new participants in 2009. The Company has a postretirement medical insurance benefit plan for U.S. employees which remains open. The Company also has defined contribution plans.
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), net in Condensed Consolidated Statements of Operations except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative expenses, allocated on headcount. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2023	03/31/2022	03/31/2023	03/31/2022
Interest cost	1,464	1,026	4,354	3,090
Expected return on plan assets	(1,015)	(1,092)	(3,007)	(3,290)
Amortization of net loss	10	14	30	42
Expected net cost (benefit) total	$459	$(52)	$1,377	$(158)
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2023	03/31/2022	03/31/2023	03/31/2022
Service cost	$6	$9	$17	$27
Interest cost	18	12	53	37
Amortization of prior service credit	(369)	(369)	(1,106)	(1,106)
Amortization of net loss	44	48	133	142
Total net (benefit)	$(301)	$(300)	$(903)	$(900)
For the three months ended March 31, 2023, the Company contributed $0.2 million in both the U.S. and the UK to the pension plan. For the nine month periods ended March 31, 2023, the Company contributed $0.9 million, in the U.S. and $0.7 million in the UK pension plans. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2022, the contribution for fiscal 2023 for the U.S. plans would require a contribution of $1.4 million and the U.K. plan would require one of $0.8 million. However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2023 was reduced. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, has contributed more than the federal requirement. The Company will evaluate the U.S. future contribution on a quarterly basis.
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
Note 11:     Debt
Debt is comprised of the following (in thousands):

	03/31/2023	06/30/2022
Short-term and current maturities
Loan and Security Agreement (Term Loan)	1,495	1,495
Brazil Loans	3,769	5,052
Subtotal short-term and current maturities	5,264	6,547

Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	6,131	10,252
Loan and Security Agreement (Line of Credit)	2,897	11,397
Brazil Loans	1,398	3,771
Debt reacquisition cost	(435)	(515)
Subtotal long-term debt	9,991	24,905
Total debt	$15,255	$31,452
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

The Facilities contain financial covenants with respect to a minimum fixed charge coverage ratio of 1.00, measured on a trailing twelve-month basis, for both the U.S. borrowing companies tested quarterly and the Condensed Consolidated L.S. Starrett Company tested semi-annually. The Loan and Security agreement also contains the customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, fundamental corporate changes, excess pension contributions, and certain customary events of default. Upon the occurrence or continuation of an event of default, the Lender may terminate all commitments and facilities, and require the immediate payment of the entire unpaid principal balances, accrued interest, and all other obligations.

The TD Bank loan was retired in the quarter ended June 2022.

In Brazil, the Company is actively mitigating this consequence of the build-up of ICMS (translate to "Tax on Commerce and Services") credits by filing applications with the relevant tax authorities to change the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at this rate again. The Brazilian federal tax authority has approved the Company's application and now it is awaiting state tax approval. This new methodology is common for similar sized, export focused companies in Brazil. The ICMS is an asset and its build-up was one of the reasons that the Brazilian operation initially incurred more debt. The ICMS balance as of March 31, 2023 was $5.2 million and as of June 30, 2022 was $5.4 million. The balance is located on the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of March 31, 2023 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Itau	4.52%	October 2021	September 2024	$3,429
Itau	4.98%	February 2022	February 2024	1,219
Brasil	4.95%	August 2022	July 2025	372
Brasil	3.80%	September 2022	August 2024	95
Brasil	4.18%	September 2022	September 2023	53
				$5,168

Note 12:     Income Taxes

Tax expense for the three months ended March 31, 2023 was a benefit of $4.0 million on profit before tax of $3.5 million (an effective tax rate of 113%). During the three months ended March 31, 2023 the Company recorded a discrete tax benefit of $5.0 million related to the Company’s partial release of its valuation allowance against its U.S. foreign tax credits and state net operating losses carryforwards, which are expected to be utilized based on demonstrated profitability and current and future forecast income. Excluding the tax benefit related to the partial release of valuation allowance of 144%, the effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and non-creditable foreign withholding tax. Tax expense for the three months ended March 31, 2022, was $1.8 million on profit before tax of $6.1 million (an effective tax rate of 29%). The effective tax rate for the three months ended March 31, 2022 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

Tax expense for the nine months ended March 31, 2023 was a benefit of $1.3 million on profit before tax of $11.4 million (an effective tax rate of 11%). During the nine months ended March 31, 2023, the Company recorded a discrete tax benefit of $5.0 million related to the Company’s partial release of its valuation allowance against its U.S. foreign tax credits and state net operating losses carryforwards, which are expected to be utilized based on demonstrated profitability and current and future forecast income. In addition the Company used current forecasts of future taxable income. Excluding the tax benefit related to the partial release of valuation allowance of 44%, the effective tax rate for the nine months ended March 31, 2023 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and non-creditable foreign withholding tax. Tax expense for the nine month period ended March 31, 2022 was $3.9 million on profit before tax of $14.0 million (an effective tax rate of 28%). The effective tax rate for the nine month period ended March 31, 2022 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits, and permanent deductions generated from research expenses.

Tax expense for the three and nine month period ended March 31, 2023 reflects the impact of final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion. In the nine months ended March 31, 2023 the GILTI impact resulted in a 5.4% rate as compared to the nine months ended March 31, 2022 resulting in a rate of 1.1%.

At the end of each reporting period management considers all evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. Based upon cumulative profitability in the US and increases in future taxable income projections, management has determined during the three months ended March 31, 2023, there is sufficient positive evidence to release a portion of valuation allowance previously provided against its foreign tax credits and certain state net operating losses. The Company continues to maintain a valuation allowance against certain foreign tax credit carryforwards and state net operating losses carryforward that are anticipated to expire unutilized and net operating losses in Australia as of March 31, 2023 and June 30, 2022. The Company had long term tax obligations related primarily to transfer pricing adjustments at March 31, 2023 and June 30, 2022.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Use of Non- GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this Quarterly Report on Form 10-Q, we discuss non- GAAP financial measures related to currency-neutral sales, adjusted operating income, and adjusted net income and earnings per share.

We present these non- GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non- GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currency-neutral sales are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs in order to show comparative operational performance. We include a reconciliation of currency-neutral sales and adjusted operating income to its comparable GAAP financial measures.

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

Please see Note 3 within the notes to the Unaudited Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q regarding segment results of operations. The Company’s business is aggregated into two reportable segments based on geography of operations: North American Operations and International Operations. Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 3. These tables provided in Note 3 are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling GAAP operating income and adjusted operating income.

The following table represents key results of operations on a consolidated basis for the three months and nine months ended March 31, 2023 and March 31, 2022:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/23	03/31/22	$ Change favorable (unfavorable)	% Change	03/31/23	03/31/22	$ Change favorable (unfavorable)	% Change
Net sales	$61,678	$60,479	$1,199	2.0%	$188,914	$183,311	$5,603	3.1%
Gross margin	19,223	21,020	(1,797)	(8.5)%	60,998	60,114	884	1.5%
% of net sales	31.2%	34.8%			32.3%	32.8%

Selling, general and administrative expenses	15,109	14,988	(122)	(0.8)%	46,962	45,750	(1,212)	(2.7)%
% of net sales	24.5%	24.8%			24.9%	25.0%

Restructuring charges	—	658	658	(100.0)%	244	658	414	(100.0)%
Gain on sale of building	—	—	—	—%	—	—	—	100.0%

Operating income	4,114	5,374	(1,260)	(23.4)%	13,792	13,706	86	0.6%

Other income, net	(602)	684	(1,286)	(188.0)%	(2,399)	249	(2,648)	1064.8%

Income before income taxes	3,512	6,058	(2,546)	(42.0)%	11,393	13,955	(2,562)	(18.4)%

Income tax expense	(3,961)	1,774	5,735	323.3%	(1,267)	3,911	5,178	132.4%

Net income	$7,473	$4,284	3,189	74.4%	$12,660	$10,044	2,615	26.0%

GAAP to Non-GAAP reconciliation:
	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/23	03/31/22	$ Change favorable (unfavorable)	% Change	03/31/23	03/31/22	$ Change favorable (unfavorable)	% Change
Operating income as reported	4,114	5,374	(1,260)	(23.4)%	13,792	13,706	86	0.6%
Add back restructuring charges	—	658	(658)	(100.0)%	244	658	(414)	(62.9)%
Non- GAAP adjusted operating income	4,114	6,032	(1,918)	(31.8)%	14,036	14,365	(329)	(2.3)%
% of net sales	6.7%	10.0%			7.4%	7.8%
The following table represents key results of operations for three months ending March 31, 2023 and 2022 based on our business aggregated into two reportable segments according to geography of operations: North American Operations and International Operations as reflected in the table below:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$37,053	$24,625	$—	$61,678	$36,288	$24,191	$—	$60,479
Gross margin	10,424	8,798	—	19,222	11,713	9,306		21,019
% of net sales	28.1%	35.7%		31.2%	32.3%	38.5%		34.8%

Selling, general and administrative expenses	6,989	6,296	1,823	15,108	6,789	6,282	1,917	14,988
% of net sales	18.9%	25.6%		24.5%	18.7%	26.0%		24.8%

Restructuring charges	—	—	—	—	261	397	—	658

Operating income (loss)	$3,435	$2,502	$(1,823)	$4,114	$4,663	$2,627	$(1,917)	$5,373
% of net sales	9.3%	10.2%		6.7%	12.9%	10.9%		8.9%
Add back restructuring charges	—	—	—	—	261	397	—	658

Non-GAAP adjusted operating income	$3,435	$2,502	$(1,823)	$4,114	$4,924	$3,024	$(1,917)	$6,031
% of net sales	9.3%	10.2%		6.7%	13.6%	12.5%		10.0%
The following table represents key results of operations for nine months ending March 31, 2023 and 2022 based on our business aggregated into two reportable segments according to geography of operations : North American Operations and International Operations:

	Nine Months Ended March 31, 2023				Nine Months Ended March 31, 2022
(Amounts in thousands)	North America	International	Corporate	Total	North America	International	Corporate	Total
Net sales	$113,223	$75,691	$—	$188,914	$102,763	$80,548	$—	$183,311
Gross margin	32,478	28,520	—	60,998	29,568	30,545	—	60,113
% of net sales	28.7%	37.7%		32.3%	28.8%	37.9%		32.8%

Selling, general and administrative expenses	22,164	19,045	5,753	46,962	20,594	19,544	5,611	45,749
% of net sales	19.6%	25.2%		24.9%	20.0%	24.3%		25.0%

Restructuring charges	—	244	—	244	261	397		658
Gain on sale of building	—	—		—	—	—		—

Operating income (loss)	$10,314	$9,231	$(5,753)	$13,792	$8,713	$10,604	$(5,611)	$13,706
% of net sales	9.1%	12.2%		7.3%	8.5%	13.2%		7.5%
Add back restructuring charges	—	244	—	244	261	397	—	658

Non-GAAP adjusted operating income	$10,314	$9,475	$(5,753)	$14,036	$8,974	$11,001	$(5,611)	$14,364
% of net sales	9.1%	12.5%		7.4%	8.7%	13.7%		7.8%

Non-GAAP Measure Reconciliation: Fiscal 2023 Q3 "Currency Neutral" Net Sales
	Fiscal Year	Comparison to three month ending 3/31/2023			Fiscal Year	Comparison to Nine month ending 3/31/2022
(Amounts in Thousands)	03/31/2023	03/31/2022	$ Change	% Change	03/31/2023	03/31/2022	$ Change	% Change
Net Sales, as reported	$61,678	60,479	1,198	2.0%	$188,914	183,311	5,603	3.1%
Currency Neutralizing Adjustment*	698	—	698	1.2%	1,447	—	1,447	0.8%
Q3 FY23 Currency Neutral Net Sales	62,376	60,479	1,896	3.1%	190,361	183,311	7,050	3.8%
North America Net Sales, as reported	$37,053	$36,288	764	2.1%	$113,223	$102,763	10,460	10.2%
Currency Neutralizing Adjustment*	4	—	4	—%	121	—	121	0.1%
Q3FY23 Currency Neutral North America Net Sales	37,057	36,288	768	2.1%	113,344	102,763	10,581	10.3%
International Net Sales, as reported	$24,625	$24,191	434	1.8%	$75,691	80,548	(4,857)	(6.0)%
Currency Neutralizing Adjustment*	694	—	694	2.9%	1,326	—	1,326	1.6%
Q3FY23 Currency Neutral International Net Sales	25,319	24,191	1,128	4.7%	77,017	$80,548	(3,531)	(4.4)%
*"Currency Neutralizing Adjustment" = Change when converting Q3FY23 sales in non USD functional currencies at the same exchange rates used in the comparison period
U.S. GAAP to Non-GAAP Reconciliation: Net Income and Diluted EPS:

	Three Months Ended		Nine Month Ended
	03/31/23	03/31/2022	03/31/23	03/31/2022
Net income	$7,473	$4,284	$12,660	$10,044
Less tax valuation allowances release	(5,000)	—	(5,000)	—
Add back pension post retirement cost	156	(361)	459	(1,085)
Non-GAAP adjusted Net Income	$2,629	$3,923	$8,119	$8,959

Shares diluted	7,577	7,492	7,538	7,480
Diluted EPS as reported	$0.99	$0.57	$1.68	$1.39
Non-GAAP adjusted diluted EPS	$0.35	$0.52	$1.08	$1.20
Three-months and Nine-months Ended March 31, 2023 and March 31, 2022

Overview

Although backlog was at higher levels in prior quarters, order intake had begun to soften in the quarter ended December 31, 2022 and continued that trend in the quarter ended March 31, 2023. As a result, total backlog was 13.8% lower on March 31, 2023 compared to March 31, 2022. Order intake is down 9.6% for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. North America order intake has decreased by 6.8%, and International order intake has decreased by 13.4% for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. International order intake has been negatively impacted, particularly in Europe, as a result of recession pressures and the ongoing war in Ukraine. North American order intake has been supported by continued high demand for precision granite products and stable order intake through industrial distribution for our portfolio of precision measuring tools and saw blades.

Net sales in the three months ended March 31, 2023 were $61.7 millions, an increase of $1.2 million, or 2.0% compared to $60.5 million in the three months ended March 31, 2022. Net sales in the nine months ended March 31, 2023 were $188.9 million, compared to $183.3 million for the nine months ended March 31, 2022, representing an improvement of $5.6 million, or 3.1%.

Foreign currency translation had a negative impact on sales of $1.4 million over the nine months of fiscal 2023 as the United States Dollar had strengthened compared to other currencies in the first quarter and early second quarter of the fiscal year but had begun to weaken during the latter part of the second and during the third quarters. Currency neutral net sales for the quarter ended March 31, 2023 were $62.4 million , an increase of $1.9 million or 3.1% compared to $60.5 million in the quarter ended March 31, 2022. For the nine months ended March 31, 2023, currency neutral net sales of $190.4 million were an increase of $7.1 million or 3.8% as compared to $183.3 million, for the nine months ended March 31, 2022.

Operating income in the three months ended March 31, 2023 of $4.1 million or 6.7% of sales, was $1.3 million or 23.4% lower than the operating income reported for three months ended March 31, 2022. Operating income in the nine months ended March 31, 2023 of $13.8 million was $0.1 million or 0.6% higher than the same period last year. Restructuring expense included in operating income in the nine months ended March 31, 2023 was $0.2 million or $0.5 million less than the $0.7 million in the nine months ended March 31, 2022. There were no restructuring expenses in the three months ended March 31, 2023 as compared to $0.7 million in the three months ended March 31, 2022.
For the three and nine months ended March 31, 2023 other expense was $0.6 million and $2.4 million, respectively. For the three and nine months ended March 31, 2022 interest income was $0.7 million and $0.2 million, respectively. Other expense is unfavorable in the three months ended and nine months ended March 31, 2023 versus March 31, 2022 by $1.3 million and 2.6 million, respectively. Interest income was $0.1 million unfavorable, interest expense was $0.2 million unfavorable, foreign exchange was $0.3 million unfavorable, pension cost were $0.5 million unfavorable and all other was $0.2 million unfavorable in the three months ended March 31, 2023 as compared to 2022. In the nine months ended March 31, 2023 as compared to 2022 interest income was $0.1 million unfavorable, interest expense was $0.5 million unfavorable, foreign exchange was $0.8 million unfavorable, pension cost were $1.5 million unfavorable and all other was $0.3 million favorable.

Net income for the three months ended March 31, 2023 was $7.5 million and was $3.2 million or 74.4% higher than the Net Income reported for the three months ended March 31, 2022 of $4.3 million.

Net income for the nine months ended March 31, 2023 was $12.7 million, including $0.2 million of restructuring expense as compared to $10.0 million for the nine months ended March 31, 2022 which included $0.7 million of restructuring expense. Diluted earnings per share "EPS" were $0.99 compared to $0.57 in the three months ended March 31, 2022 and $1.68 in the nine months ending March 31, 2023 versus $1.34 in the months ended March 31, 2022. In comparing the same periods for EPS after removing the tax benefit recorded in the March 2023 quarter and the change in pension and post retirement benefit costs, the Non-GAAP adjusted diluted EPS was $0.35 in the three months ended March 31, 2023 versus $0.52 in the three months ended March 31, 2022 and $1.08 in the nine months ended March 31, 2023 and $1.20 in the nine months ended March 31, 2022.

After increasing working capital levels in fiscal 2022 in response to global supply chain and logistics challenges incurred at that time, the Company has engaged in a campaign to reduce working capital levels and improve operating cash flow throughout fiscal 2023. This has culminated in an improved operating cash flow of $19 million through the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, enabling the company to reduce its debt by $10 million during the three months and $16 million in the nine months ended March 31, 2023.

Net Sales

The Company’s net sales for the three months ended March 31, 2023 were $61.7 million versus $60.5 million for the same period a year prior, an increase of $1.2 million or 2.0%. This increase is primarily driven by an 7.0% increase from price realization offset by a 1.2% decrease due to currency translation and a 3.8% decrease in volume. North America sales of $37.1 million represents an increase of $0.8 million or 2.1% in the quarter ended March 31, 2023, primarily driven by an 10.3% increase from price realization offset by a decrease of 8.2% due to volume. North American net sales have been positively impacted by continued stronger sales of precision granite products and increased sales of precision measuring tools and saw blades as our North American facilities are continuing to recover from the labor shortages experienced a year ago and deliver on the Company's order entry. International Sales increase of 0.4 million or 1.8% to $24.6 million during the quarter ended March 31, 2023 from $24.2 million during the quarter ended March 31, 2022 is driven by an increase of 1.9% due to pricing realization and an increase in volume of 2.7% offset by an unfavorable impact of 2.8% from currency translation.

During nine months ended March 31, 2023 as compared to 2022, North American sales increased $10.5 million or 10.2% while international sales declined $4.9 million or 6.0%. North American sales increased 6.3% due to pricing actions and 4.0% due to volume offset by 0.1% from currency translation, while International sales declined by 17.3% due to volume and 1.6% due to currency translation, but were offset by 12.9% of pricing realization. International net sales have been negatively impacted, particularly in Europe, as a result of recession pressures and the ongoing war in Ukraine. Consolidated Net Sales in the nine months ended March 31, 2023 were $188.9 million, compared to $183.3 million for the same nine months ended March 31, 2022, representing an improvement of $5.6 million, or 3.1%. Overall this was driven by increases due to pricing actions of 9.2% offset by volume reductions of 5.4% and currency translation of 0.8%.

Gross Profit

Gross profit was lower by $1.8 million or 8.5% for the three months, and increased $0.9 million,or 1.5% for the nine months ended March 31, 2023 as compared to the year prior. Gross margin as a percentage of sales decreased 3.6 percentage points for the three months, and decreased 0.5 percentage points for the nine months ended March 31, 2023 compared to the prior year. Gross margin has been impacted by lower factory utilization as a result of lower production as the company has shifted its focus to working capital reduction and cash generation considering overall improved supply chain conditions compared to the prior year.

For the three months ended March 31, 2023, North American gross margin measured as a percent of net sales declined by 4.1 percentage points from 32.3% to 28.1%, compared to the three-month period ended March 31, 2022. For the three month period ended March 31, 2023, North American gross margin was impacted by product mix, the timing of pricing actions and surcharge additions in the comparative quarter ended March 31, 2022 in response to escalating costs at that time, and by lower factory utilization as a result of the company's prioritization of working capital reduction and cash generation. International gross margin decreased by 2.7 percentage points, from 38.5% during the three-month period ended March 31, 2022 to 35.7% for the three-month period ended March 31, 2023. International gross margins have also been impacted by lower factory utilization as a result of lower production as the company has shifted its focus to working capital reduction and cash generation considering overall improved supply chain conditions compared to the prior year.

For the nine months ended March 31, 2023 and 2022, North American gross margin measured as a percentage of Net Sales were 28.7% and 28.8%. International gross margin as a percentage of net sales for the nine months ended March 31, 2023 and 2022 were and 37.7% and 37.9% , respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.8% during the quarter ended March 31, 2023 to $15.1 million compared to the quarter ended March 31, 2022, representing 24.5% of Net Sales for the quarter ended March 31, 2023 compared to 24.8% in the prior year quarter ended March 31, 2022 .

Selling, general and administrative expenses increased $1.2 million or 2.7% during nine months ended March 31, 2023 compared to 2022, however as a percentage of net sales it has declined from 25.0% for the nine months ended March 31, 2022 to 24.9% for the nine months ended March 31, 2022.

Other Income (Expense)

For the three and nine months ended March 31, 2023 other expense was $0.6 million and $2.4 million, respectively. For the three and nine months ended March 31, 2022 interest income was $0.7 million and $0.2 million, respectively. Other expense is unfavorable in the three months ended and nine months ended March 31, 2023 versus March 31, 2022 by $1.3 million and 2.6 million, respectively. Interest income was $0.1 million unfavorable, interest expense was $0.2 million unfavorable, foreign exchange was $0.3 million unfavorable, pension cost were $0.5 million unfavorable and all other was $0.2 million unfavorable in the three months ended March 31, 2023 as compared to 2022. In the nine months ended March 31, 2023 as compared to 2022 interest income was $0.1 million unfavorable, interest expense was $0.5 million unfavorable, foreign exchange was $0.8 million unfavorable, pension cost were $1.5 million unfavorable and all other was $0.3 million favorable.

Income Taxes

In the three months ended March 31, 2023, the Company recognized income tax benefit of $4.0 million on profit before tax of $3.5 million (an effective tax rate of 113%) as compared to income tax expense of $1.8 million on profit before tax of $6.1 million (an effective tax rate of 29%), in the three months ended March 31, 2022.

In the nine months ended March 31, 2023, the Company recognized income tax benefit of $1.3 million on profit before tax of $11.4 million (an effective tax rate 11%) as compared to income tax expense of $3.9 million on profit before tax of $14.0 million (an effective tax rate of 28%), in the nine months ended March 31, 2022.

The lower effective tax rate in the three and nine months ended March 31, 2023, when compared with the three and nine months ended March 31, 2022, respectively, is primarily due to the discrete tax benefit of $5.0 million recognized for the release of valuation allowance against a portion of its U.S. deferred tax assets. At the end of each reporting period management considers all evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. Based upon cumulative profitability in the US and increases in future taxable income projections, management has determined during the three months ended March 31, 2023, there is sufficient positive evidence to release a portion of valuation allowance previously provided against its foreign tax credits and certain state net operating losses. In the three and nine months ended March 31, 2023, the Company also recognized a discrete tax benefit of $0.2 million for historic transfer pricing adjustments due to the lapse of the statute of limitations of certain foreign subsidiaries.

Excluding the tax benefit recognized for the release of valuation allowance, the effective tax rate in the three and nine months ended March 31, 2023 is higher than the effective tax rate for the three and nine months ended March 31, 2022, respectively, primarily due to final U.S. foreign tax credit regulations effective in fiscal 2023 that result in an increase in tax expense from the GILTI inclusion of approximately $0.1 million and $0.5 million, respectively, as a result of this change.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	03/31/2023	03/31/2022

Cash provided by (used in) operating activities	$15,897	$(2,791)
Cash (used in) provided by investing activities	(5,639)	(7,665)
Cash (used in) provided by financing activities	(16,209)	10,464
Effect of exchange rate changes on cash	23	(1,093)

Net (decrease) in cash	$(5,928)	$(1,085)

Net cash flows for the nine months ended March 31, 2023 provided a decrease in cash of $5.9 million compared to a decrease in cash of $1.1 million for the nine months ended March 31, 2022. The Company paid down $16.2 million in debt and cash provided by operations was $15.9 million. Net income of $8.0 million and accounts receivable change of $7.2 million were partially offset by other working capital requirements of $6.8 million while other non-cash operating activities totaled $6.8 million. The Company reduced inventory levels in the three months ended March 31, 2023 by $2.4 million and softer order entry lowered manufacturing utilization in the period. Inventory levels increased $0.8 million during the nine months ended March 31, 2023.
After increasing working capital levels in fiscal 2022 in response to global supply chain and logistics challenges incurred at that time, the Company has engaged in a campaign to reduce working capital levels and improve operating cash flow throughout fiscal 2023. This has culminated in an improved operating cash flow of $19.0 million through the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, enabling the company to reduce its debt by $10 million during the three months and $16 million in the nine months ended March 31, 2023.

The Company believes it maintains sufficient liquidity and has the resources to fund its operations and cash expected to be provided by future operating activities are adequate to satisfy working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months from the date of the financial statements included in this Quarterly Report on Form 10-Q.
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA. These new credit facilities ("the facilities") replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million capital expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries. At March 31, 2023 the Company has excess availability on the revolving line of credit and the capital expenditure drawn down facility of $27.3 million.

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
The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2023 and 2022 was 5.5% and 1.9% respectively.

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
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the Company's disclosure controls and procedures as of March 31, 2023, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

3a	Restated Articles of Organization as amended, filed with Form 10-K for the year ended June 30, 2012 filed September 12, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed with Form 10-Q for the quarter ended December 31, 2012 filed February 7, 2013, is hereby incorporated by reference

4a	Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 25, 2010, filed November 4, 2010 is hereby incorporated by reference.

4b	Amendment No. 1 to Rights Agreement dated as of February 5, 2013 by and between the Company and Computershare Shareowner Services LLC, filed with Form 10-Q for the quarter ended December 31, 2012, filed February 7, 2013 is hereby incorporated by reference.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 8, 2023	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 8, 2023	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)