Form 10-K
period 2023-06-30
STARRETT L S CO
filed 2023-09-15
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(check one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant had 6,802,549 and 624,342 shares, respectively, of its $1.00 par value Class A and B common stock outstanding on December 31, 2022. On December 30, 2022, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $49,474,494.
There were 6,873,252 and 555,847 shares, respectively, of the Registrant’s $1.00 par value Class A and Class B common stock outstanding as of August 16, 2023.
The exhibit index is located on pages 65-67.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended June 30, 2023. Portions of such Proxy Statement are incorporated by reference in Part III.

THE L.S. STARRETT COMPANY
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2023
All references in this Annual Report to “Starrett”, the “Company”, “we”, “our” and “us” mean The L.S. Starrett Company and its subsidiaries.

EXPLANATORY NOTE

The L.S. Starrett Company (the “Company,” “we,” “us,” and “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (this “Form 10-K”). This comprehensive Form 10-K contains our Consolidated Financial Statements for the fiscal years ended June 30, 2023 and June 30, 2022, which have been restated for the correction of an error described below. This Form 10-K also includes restated segment information for each of the quarterly periods in the years ended June 30, 2023 and June 30, 2022.

On September 15, 2023, the Company filed a Current Report on Form 8-K disclosing that the Company determined that its previously issued Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed on August 25, 2022, and the Company’s Unaudited Condensed Consolidated Financial Statements included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on November 3, 2022, February 6, 2023 and May 8, 2023, collectively the “Non-Reliance Periods,” should no longer be relied upon.

Background of Restatement

As further described in Note 3 to the Notes to Consolidated Financial Statements included in this Form 10-K, in connection with the preparation of the Company’s financial statements for the fiscal year ended June 30, 2023, the Company determined that there was an error with respect to the number of reporting segments reported by the Company. The Company has historically reported on the basis of two reporting segments, the North America and the International reporting segments. The Company has reviewed the guidelines and requirements of segment reporting and concluded the Chief Operating Decision Maker "CODM", who is the President and CEO, allocates resources and assesses performance based on three segments rather than the two segments as previously reported. These three reporting segments are as follows: (i) North American Industrials "NAI", (ii) International Industrials "INI", and (iii) Global Test and Measurement "GTM".

The segment reporting restatement does not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, or the Consolidated Statements of Cash flows, as previously reported. The impact of these errors and adjustments for the year ended June 30, 2022 is disclosed in Note 3, "Restatement of the Notes to Consolidated Financial Statements", and in Item 7 for the quarterly periods in fiscal 2023 and 2022 in this Form 10-K.

Internal Control Considerations

As discussed in Item 9A to this Annual Report on Form 10-K, in connection with the restatement, management identified a material weakness in its internal control over financial reporting related to failure to effectively evaluate the Company's internal reporting requirements in relation to the disclosure requirements under U.S. GAAP. Management with concurrence of the Audit Committee of the Company’s Board of Directors, has concluded that a material weakness existed at the end of each reporting periods in fiscal year 2022 and 2023. Accordingly, our disclosure controls and procedures at the end of each of the reporting periods in 2022 and 2023 were not effective. Further, our internal control over financial reporting as of June 30, 2022 were also not effective.

PART I
Item 1 - Business
General
Founded in 1880 by Laroy S. Starrett and incorporated in 1929, The L.S. Starrett Company (the “Company”) is engaged in the business of manufacturing over 5,000 different products for industrial, professional and consumer markets. The Company has a long history of global manufacturing experience and currently operates three major global manufacturing plants. The global manufacturing plants consist of two domestic locations, one in Athol, Massachusetts (1880), the other in Waite Park, Minnesota (2006). International operations are located in Itu, Brazil (1956), and Suzhou, China (1997). The Company consolidated Jedburgh, Scotland and Mt. Airy, NC saw manufacturing operations into Brazil in fiscal year 2021. This strategic restructuring continues to improve manufacturing utilization and creates a global saw business of scale. All subsidiaries principally serve the global manufacturing industrial base with concentration in the metalworking, construction, machinery, wood, food, equipment, aerospace and automotive markets. The Tru-Stone Technologies Division develops and supplies ultra-high precision granite components and assemblies for semiconductor production and inspection markets including the most demanding laboratory and commercial applications.

The Company offers a broad array of measuring and cutting products to the market through multiple channels of distribution throughout the world. The Company’s products include precision tools, electronic gages, gage blocks, optical, vision, laser measuring equipment, custom engineered granite solutions, tape measures, levels, chalk products, squares, band saw blades, hole saws, hacksaw blades, jig saw blades, reciprocating saw blades, M1® lubricant and precision ground flat stock. The Company primarily distributes its precision hand tools, saw and construction products through distributors or resellers both domestically and internationally. Starrett® is brand recognized around the world for precision, quality and innovation.
In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, for the fiscal year ended June 30, 2023 (fiscal 2023), the Company determined that it has three reportable operating segments (North American Industrial, "NAI", International Industrial, "INI", and Global Test and Measurement "GTM"). Refer to Note 19, Financial Information by Segment & Geographical Area, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.
Products
The Company’s tools, saws and instruments are sold throughout North America and in over 100 other countries. The largest consumer of these products is the manufacturing industry including metalworking, wood, food, semi-conductor production, aerospace, medical, oil and gas, government and automotive. Other important consumers are marine and farm equipment shops, DIY enthusiasts, and tradesmen such as builders, carpenters, plumbers and electricians.
The Company's critical raw material is steel. Out of Brazil, the Company sources three basic types of steel which are carbon steel, high speed steel and carbide cylinders. The Company has a number of long-term suppliers in Europe, Asia and Brazil and its sourcing mix is distributed according to the pricing including exchange rates. The U.S. sources steel, and small amounts of aluminum and brass through distributors. None of these suppliers accounts for more than 5% of the Company's purchases
For over 140 years, the Company has been a recognized leader in providing measurement and cutting solutions to industry. Measurement tools consist of precision instruments such as micrometers, vernier calipers, height distributors, depth gages, electronic gages, dial indicators, steel rules, combination squares, custom, non-contact gaging such as vision, optical and laser measurement systems. The Company believes advanced, non-contact systems with easy-to use software will be attractive to industry to reduce measurement and inspection time and are ideal for quality assurance, inspection labs, manufacturing and research facilities. Skilled personnel, superior products, manufacturing expertise, innovation and unmatched service has earned the Company its reputation as the “Best in Class” provider of measuring application solutions for industry.
As one of the premier industrial brands, the Company continues to be focused on every touch point with its customers. To that end, the Company now offers modern, easy-to-use interfaces for distributors and end-users including interactive catalogs and several online applications.
The Company’s saw and hand tool product lines enjoy strong global brand recognition and market share. These products encompass a breadth of uses. The Company introduced several new products in the recent past including a new line of hand tools for measuring, marking, and layout that includes tapes, levels, chalk lines and other products for the building trades. The Company also introduced new products to its hand tool portfolio to extend its reach into the construction and retail trades. The continued focus on high performance production band saw applications has resulted in the development of our new TENNAX-PRO, and the introduction of our new XTR technology for our INTENSS and PRIMEALLOY bi-metal Bandsaws. These actions are aimed at positioning the Company for global growth in wide band products for production applications.
Over the last few years, the Company has launched new products such as abrasive cut-off wheels and butcher knives, in order to become more product diverse and to invest in new distribution channels and industries, such as the food industry. The Company also launched a new line of coated abrasives, utility knives, as well as the new Starrett S-Cut cutting fluid. The Company was able to move into these channels with, in addition to meat and fish cutting blades, a variety of products such as butter knives, skinner and slicer blades, bandsaw machines and related products. The Company has also invested in new channels taking its traditional products such as Bi-metal bandsaws and its Power Tool Accessories product lines into welding and e-Commerce channels. The Company also sells its food industry related products on-line.

Information about our Executive Officers

Name	Age	Held Present Office Since	Position
Douglas A. Starrett	71	2001	President & CEO and Director
John C. Tripp	61	2019	Chief Financial Officer and Treasurer
Emerson T. Leme	62	2019	VP & GM Industrial Products North America
Christian Arntsen	56	2019	VP & GM Industrial Products International
David T. Allen	54	2019	VP Starrett Metrology Systems

Douglas A. Starrett has been President of the Company since 1995 and became President and CEO in 2001. Mr. Starrett started his career with the Company in 1976 as an apprentice toolmaker and has been promoted to positions of increasing responsibility in engineering, operations and management.

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

David T. Allen was appointed Vice President, Starrett Metrology Systems effective November 18, 2019. Prior to joining the Company, Mr. Allen led the Process Systems business for Mott Corporation from 2016-2019. From 2002-2015, he held a variety of general and commercial management roles in the U.S., China and Europe with the Danaher Corporation. Earlier in his career, Mr. Allen was a manager with the Boston Consulting Group and a U.S. Army officer. Mr. Allen holds a BS in Economics and a BA in History from the University of Pennsylvania and an MBA from the Tuck School at Dartmouth.

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

Board of Directors

The Company's Board of Directors, through the Compensation and Governance and Nominating Committees, has direct oversight of our human capital, our culture and policies related to human capital management.

Employees

A company is strongest when all of its employees work together harmoniously for a common purpose. The Company's rules of human engagement include but not limited to the following:
•Common goals
•The Company hires, develop and retain skilled people
•The Company aims for clear, direct and respectful communication
•The Company respects diversity
•The Company is committed to providing a safe work environment for all personnel and visitors.
•The Company keeps its commitments
•All the employees are the Company's stewards of the Starrett brand
•The Company's stakeholders are its focus

At June 30, 2023, the Company had 1,529 employees as compared to 1,614 at June 30, 2022, in each case as adjusted for temporary workers in Brazil, with 48% in North America and 52% in International operations. This represents a net decrease from June 30, 2022 of 85 employees reflecting a decrease of 7 employees in our North American operations and a decrease of 78 employees internationally.

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
The Company is one of the largest producers of mechanics’ hand measuring tools and precision instruments. In the United States, there are three major foreign competitors and numerous small companies in the field. As a result, the industry is highly competitive. During fiscal 2023, there were no material changes in the Company’s competitive position. The Company’s products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. The Company has responded to such challenges by expanding its manufacturing operations in China. Certain large customers also offer their own private labels “own brand” that compete with Starrett branded products. These products are often sourced directly from low cost countries.
Saw products encounter competition from several domestic and international sources. The Company’s competitive position varies by market and country. Continued research and development, new patented products and processes, strategic acquisitions and investments and strong customer support have enabled the Company to compete successfully in both general and performance applications.
Foreign Operations
The operations of the Company’s foreign subsidiaries are consolidated in its financial statements. The subsidiaries located in Brazil and China are actively engaged in the manufacturing and distribution of precision measuring tools, saw blades, optical and vision measuring equipment and hand tools. Subsidiaries in Scotland, Canada, Australia, New Zealand, and Mexico are

engaged in distribution of the Company’s products. In fiscal year 2022, the Company announced plans related to the closure of its distribution and sales centers in Singapore and Japan, both of which were closed in early fiscal 2023. The Company will continue to service Asia out of Brazil and China. The Company expects its foreign subsidiaries to continue to play a significant role in its overall operations.

Orders and Backlog

The Company generally fills orders from finished goods inventories on hand, and will normally carry a relatively small portion of sales in backlog at any point in time. Sales order backlog to fulfillment for the Company is shorter than many industries. The exception is in the Company's Global Test & Measurement businesses, which are characterized by larger projects, orders for which may be placed at irregular intervals and convert to revenues at a slower pace. As of June 30, 2023, backlog in our U.S. Precision Tools and Saws Manufacturing “Core U.S.” business was approximately $10.6 million or $4.0 million lower than June 30, 2022. Total Company inventories amounted to $65.4 million at June 30, 2023 and $66.9 million at June 30, 2022.
Intellectual Property
When appropriate, the Company applies for patent protection on new inventions and currently owns a number of patents. Its patents are considered important in the operation of the business, but no single patent is of material importance when viewed from the standpoint of its overall business. The Company relies on its continuing product research and development efforts, with less dependence on its current patent position. The Company has, for many years, maintained engineers and supporting personnel engaged in research, product development and related activities. The expenditures for these activities were $3.7 million and $3.5 million in fiscal years 2023 and 2022, respectively.
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
The execution of these strategic initiatives has expanded the Company’s manufacturing and distribution in developing economies, resulting in international net sales revenues totaling 44% of consolidated sales for fiscal 2023.

SEC Filings and Certifications

The Company makes its public filings with the Securities and Exchange Commission “SEC”, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at its website, www.starrett.com, as soon as reasonably practicable after the Company files such material with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K or any other filings the Company makes with the SEC.The SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

Forward-looking Statements:

This Annual Report on Form 10-K contains forward-looking statements about the Company’s business, competition, sales, gross profits, capital expenditures, foreign operations, plans for reorganization, interest rate sensitivity, debt service, liquidity and capital resources, and other operating and capital requirements. In addition, forward-looking statements may be included in future Company documents and in oral statements by Company representatives to security analysts and investors. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements relate to analyses and other information that are based on beliefs, expectations, assumptions, and forecasts of future results and estimates of amounts that are not yet determinable. The Company is subject to risks that could cause actual events to vary materially from such forward-looking statements, including the risk factors set forth in Item 1A to this Annual Report on Form 10-K.

Item 1A – Risk Factors
Risks Related to Our Company and Financial Position
We operate in a highly competitive environment, which could adversely affect our sales and pricing if we fail to compete effectively in the future.
We operate in a highly competitive environment. We compete on the basis of a variety of factors, including product performance, customer service, quality and price. Additionally, our products for the building trades, such as tape measures and levels, are under constant margin pressure due to a channel shift to large national home and hardware retailers. Certain large customers also offer their "own brand" private labels that compete with Starrett branded products. There can be no assurance that our products will be able to compete successfully with other companies’ products. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively or our failure to produce our products at a competitive cost. Lack of customer acceptance of price increases we announce from time to time, changes in customer requirements for price discounts, changes in our customers’ behavior or a weak pricing environment could have an adverse impact on our business, results of operations and financial condition. In addition, our results and ability to compete may be impacted negatively by changes in our geographic and product mix of sales.
Economic weakness in the industrial manufacturing sector could adversely affect our financial results.
The market for most of our products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where we do not have a substantial market presence. Accordingly, economic weakness in the industrial manufacturing sector may, and in some cases has, resulted in decreased demand for certain of our products, which adversely affects sales and performance. Economic weakness in the consumer market will also adversely impact our performance. In the event that demand for any of our products declines significantly, we could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.
Global pandemics could have in the future a material adverse effect on our business and results of operations.
In years past the COVID pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, materially adversely impacting our business and financial performance. Future pandemics or similar global events could cause additional disruptions, which may result in material adverse effects on our business and financial performance.
Adverse global economic conditions and world events could affect our operating results, industry and business.

Our results of operations have been and may continue to be materially affected by the conditions in the global economy such as extreme volatility and disruptions, including significant volatility in commodity and market prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability, and global inflation. The demand for our products and services has in the past been significantly affected in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, perceived or actual industry overcapacity, higher unemployment and lower consumer spending. A weak or declining economy could also strain our suppliers, possibly resulting in supply chain disruptions. Economic conditions vary across regions and countries, and demand for our products and services generally increase in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.
Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.
Our global footprint has had an impact on product offerings and buying behaviors of industry and consumers around the world. In the past few years, the world has seen increased working capital levels required to meet fluctuations in demand for many companies and can impacts supply chain consistency and freight costs, logistics, wage inflation and labor shortages which can impact plant utilization.
In addition, global inflation can affect higher incremental freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesales, and diminished brand loyalty.
Sustained increases in funding obligations under the pension plans may impair our liquidity or financial condition.
We maintain certain defined benefit pension plans in both the United States and the United Kingdom for the benefit of its employees. Defined benefit pension plans impose certain funding obligations on us. We froze the domestic defined benefit pension plan as of December 31, 2016, and therefore no future benefits will accrue to employees under that plan. Additionally, we limited eligibility under the postretirement benefit plan as of December 31, 2013, reducing the liability for the plan. Nevertheless, we expect to be required to provide more funding to the domestic pension (and postretirement) plan in the future.
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
We expect to make contributions to our pension plans in the future, and may be required to make contributions that could be material. We may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock, or a combination of the foregoing, as permitted by applicable law. We may also explore other strategic alternatives in order to address expected pension liability, including options which reduce risk; or acquisition, sales or divestiture of assets in order to meet our liquidity needs. Divestitures could result in decreased future revenues and profits, and an obligation to make contributions to our pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.
Our ability to raise additional capital to fund our operations and growth may be limited.
Possible failure in the future to obtain necessary capital or enter into new or replacement financing arrangements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of June 30, 2023, our total indebtedness was $10.2 million as compared to indebtedness of $31.5 million as of June 30, 2022.

Our Loan and Security Agreement with HSBC Bank USA is comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million Capital Expenditure draw down credit facility. The facilities are secured by a valid first-priority security interest on substantially all our domestic subsidiaries' existing and future assets.

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

If we do not successfully optimize and manage our fulfillment processes, our business, financial condition and operating results could be harmed.

If we do not optimize and manage our fulfillment processes successfully and efficiently, it could result in excess or insufficient fulfillment, an increase in costs or impairment charges or harm our business in other ways. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

If we add new products or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment will become increasingly complex. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and operating results.

If we grow faster than we anticipate, we may exceed our distribution centers’ capacity, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated.
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

Although inflation in the United States had been relatively low for many years there was a significant increase in inflation in recent years. Future market and competitive pressures may prohibit us from raising prices to offset increased raw material, or other product costs, including but not limited to packaging, direct labor, overhead, employee benefits, shipping costs, and other inflationary items, whether due to increases in the costs of raw materials or components, or to offset currency fluctuations. The inability to pass these costs through to our customers could have a negative effect on our results of operations. We expect for the foreseeable future to experience inflationary pressure on our cost structure. We may be able to pass some or all of these cost increases to customers by increasing the selling prices of our products in the future; however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices sufficiently, there could be a negative impact on our results of operations and financial performance.
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
We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for 1 year. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. While we have historically not incurred significant warranty expense, an increase in the rate of warranty claims or the occurrence of unexpected warranty claims, for which we are not insured or where we cannot recover from our vendors to the extent their materials or workmanship were defective, could materially and adversely affect our financial condition, results of operations and cash flows.
If our manufacturing processes and products do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products may decline and we may be subject to product liability claims.
Our designs, manufacturing processes and facilities need to comply with applicable statutory and regulatory requirements. We may also have the responsibility to ensure that products we design satisfy safety and regulatory standards including those applicable to our customers and to obtain any necessary certifications. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements or demands of our customers. Potential defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers, replacement costs or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of either the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility.
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
Steel is the principal raw material used in the manufacture of our products. Historically, market prices of some of our key raw materials have fluctuated on a cyclical basis and have often depended on a variety of factors over which we have no control, including as a result of tariffs or other trade barriers. If in the future we are not able to reduce product costs in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers—including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, global pandemics, or other natural disasters— or decreased quality of available raw materials may impair our ability to satisfy our customers and could adversely affect our financial performance. The cost of producing our products is also sensitive to the price of energy. If we are unable to manage pricing from these suppliers effectively or pass future cost increases through to our customers, our financial performance could be adversely affected. Likewise, if our suppliers terminate these agreements and we are unable to procure alternate products at substantially similar competitive pricing, our financial performance could be adversely affected.
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

The unanticipated loss of current members of our senior management team and other key personnel may adversely affect our operating results.

The unexpected loss of members of our senior management team or other key personnel could impair our ability to carry out our business plan. We believe that our future success will depend, in part, on our ability to attract and retain highly skilled and qualified personnel. The loss of senior management or other key personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions.

Failure to maintain effective internal control over financial reporting could adversely affect our ability to meet our reporting requirements.

Management has concluded that as a result of the material weakness stemming from the error described in the Notes to Consolidated Financial Statements (see Note 3 Restatement for more details), the Company’s internal controls over financial reporting were not effective, as of June 30, 2023. The Company is implementing certain changes in its internal control as of the filing of this report to address the material weakness. The Company reviewed both the guidelines and requirements of ASC 280 - Segment Reporting and updated internal policy and internal control procedures to address this control deficiency. However, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested. If we are unable to remediate the existing material weakness in our internal controls of financial reporting and achieve effective internal control, or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed.
Risks Related to Legal and Regulatory

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.
During fiscal 2023, revenue from sales outside of the United States was $112.4 million, representing approximately 43.9% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located, or our products are sourced from, outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, changes in governmental monetary and fiscal policies, and political unrest and corruption. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a significant impact on our business.
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
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. Our international sales have been negatively impacted, particularly in Europe, as a result of recessionary pressures and the ongoing war in Ukraine. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.
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

We are subject to environmental regulation and environmental risks.

We are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or results of operations.

General Risk Factors

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. Any inadequacy, interruption, integration failure or security failure with respect to our information technology could harm our ability to effectively operate our business.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of data of our business, employees, customers and other third parties. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. In addition, we could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information.

Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed by third parties, could have vulnerabilities, which could go unnoticed for a period of time. The possible failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability. While we continue to enhance the applications contained in the Enterprise Resource Planning system as well as improvements to other operating systems, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third party service providers to implement, will be sufficient to protect our systems, information or other property.

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

Our shares of Class A common stock are thinly traded and our stock price may be volatile.

Because our Class A common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 6.2 million shares of our Class A common stock held by non-affiliates as of June 30, 2023. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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
The Company occupies a 100,682 square foot lease facility in Suzhou, China.
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
Item 4 – Mine Safety Disclosures

Not applicable.

PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange. Quarterly high/low closing market price information is presented in the table below. The Company’s Class B common stock is generally nontransferable, except to lineal descendants of stockholders, and thus has no established trading market, but it can be converted into Class A common stock at any time. The Class B common stock was issued on October 5, 1988, and the Company has paid the same dividends thereon as have been paid on the Class A common stock since that date. At June 30, 2023, there were approximately 819 registered holders of Class A common stock and approximately 669 registered holders of Class B common stock. In the fourth quarter of fiscal 2023 , there were zero Class A shares and 1,830 Class B shares repurchased.

Quarter Ended	High	Low
September 2021	13.47	7.21
December 2021	13.15	8.86
March 2022	10.44	7.08
June 2022	8.12	6.40
September 2022	10.00	6.71
December 2022	9.61	6.94
March 2023	12.36	7.59
June 2023	11.25	9.75
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The L.S. Starrett Company, the Russell 2000 Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/18
6/19
6/20
6/21
6/22
6/23
The L.S. Starrett Company
Russell 2000
Peer Group

*$100 invested on 6/30/18 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2023 Russell Investment Group. All rights reserved.

	Base	FY19	FY20	FY21	FY22	FY23

The L.S. Starrett Company	$100.00	$103.44	$52.97	$145.94	$109.69	$163.28
Russell 2000	$100.00	$96.69	$90.28	$146.28	$109.42	$122.89
Peer Group	$100.00	$102.68	$113.39	$163.26	$137.93	$186.38
Item 6 - RESERVED

Items 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Restated Segment Information for Interim Periods
Pursuit to Form 8-K filed by the Company on September 15, 2023 (see Note 3-Restatement, included in Part II, Item 8 of this Annual Report on From 10-K for more details) the Company is restating the interim unaudited condensed consolidated financial statements for the quarter periods ended September 30, 2022 and 2021, December 31, 2022 and 2021 and March 31, 2023 and 2022, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on November 3, 2022, February 6, 2023 and May 8, 2023, respectively, specific to the Segment Information Footnote. The Company is reporting the following three segments North America Industrial "NAI", International Industrial "INI and Global Test & Measurement "GTM". The tables below are in thousands.

Overview
For the three months ended September 30, 2022 and September 30, 2021 net sales were $60.5 million and $61.5 million, respectively, a reduction of $1.1 million or 1.7%. Consolidated gross profit improved $0.1 million versus prior year to $20.2 million in the three months ended September 30, 2022. Gross margin was 33.4% of sales in the three months ended September 30, 2022 versus 32.7% during the prior year. This continues to reflect the positive impact of our factory restructuring efforts completed in fiscal 2021. While the Company continues to experience supply chain challenges, raw material price increases, and an increase in wages related to labor shortages globally, it has been able to keep pace with selling price increases. Selling, General and Administrative expenses have increased overall by $0.3 million versus prior year to $16.3 million in the three months ended September 30, 2022 due in large part to increases in sales and marketing expenses. In the three months ended September 30, 2022 operating income was $3.7 million, a $0.4 million or a 10.1% reduction versus September 30, 2021 during which the company reported operating income of $4.1 million. During the three months ended September 30, 2022, the Company had $0.2 million in restructuring expenses related to the closure of its distribution and sales centers in Singapore and Japan as part of the March 2022 disclosed restructuring with a total expected projected cost $0.8 million. Project-to-date the total incurred as of September 30, 2022 was $0.5 million.
As Restated
For the three months ended September 30, 2022 and September 30, 2021 net sales for NAI were $22.4 million and $20.1 million an increase of $2.3 million or 11.4%. Operating income compared in those periods for NAI were $0.7 million as compared to zero income, respectively. Net Sales for INI were $23.3 million for the three months ended September 30, 2022 as compared to $26.9 million for the three months ended September 30, 2021, a decline of $3.6 million or 13.4%. Operating income compared in those periods were $2.9 million and $3.6 million, respectively. The Brazilian currency decline in the period versus the U.S. dollar had an impact on INIs financials. GTM, for the three months ended September 30, 2022 and September 30, 2021 sales were $14.8 million as compared to $14.5 million, respectively, an increase of $0.3 million or 1.8%. Operating income compared in those periods was $2.3 million and $2.3 million.
The three segments are measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in these tables. The change in the new segment reporting is that the operating VP responsible for each segments cost have been shifted from Corporate (unallocated) to the SG&A expense of those segments.

Overview
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
As Restated
For the three months ended December 31, 2022 and December 31, 2021 net sales for NAI were $22.8 million and $18.9 million an increase of $3.9 million or 20.6%. Operating income compared in those periods for NAI were $0.2 million as compared to a loss of $0.7 million, respectively. Net Sales for INI were $26.0 million for the three months ended December 31, 2022 as compared to $27.6 million for the three months ended December 31, 2021, a decline of $1.6 million or 5.7%. Operating income compared in those periods were $3.8 million and $4.3 million, respectively. The Brazilian currency decline in the period versus the U.S. dollar had an impact on INIs financials. GTM, for the three months ended December 31, 2022 and December 31, 2021 sales were $17.9 million as compared to $14.8 million, respectively, an increase of $3.1 million or 21.8%. Operating income compared in those periods was $3.3 million and $2.0 million, impacted by continued stronger sales of precision granite products.
For the six months ended December 31, 2022 and December 31, 2021 net sales for NAI were $45.2 million and $39.0 million an increase of $6.2 million or 15.8%. Operating income compared in those periods for NAI were $0.9 million as compared to a loss of $0.7 million, respectively. Net Sales for INI were $49.3 million for the six months ended December 31, 2022 as compared to $54.5 million for the six months ended December 31, 2021, a decline of $5.2 million or 9.5%. Operating income compared in those periods were $6.7 million and $8.0 million, respectively. GTM, for the six months ended December 31, 2022 and December 31, 2021 sales were $32.7 million as compared to $29.3 million, respectively, an increase of $3.4 million or 11.6%. Operating income compared in those periods was $5.6 million and $4.3 million.

Overview
Net sales in the three months ended March 31, 2023 were $61.7 million, an increase of $1.2 million, or 2.0% compared to $60.5 million in the three months ended March 31, 2022. Net sales in the nine months ended March 31, 2023 were $188.9 million, compared to $183.3 million for the nine months ended March 31, 2022, representing an improvement of $5.6 million, or 3.1%.

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
As Restated
For the three months ended March 31, 2023 and March 31, 2022 net sales for NAI were $22.3 million and $22.0 million an increase of $0.3 million or 1.3%. Operating income compared in those periods for NAI were $0.7 million as compared to $2.5 million, respectively. Net Sales for INI were $23.8 million for the three months ended March 31, 2023 as compared to $23.3 million for the three months ended March 31, 2022, an increase of $0.6 million or 2.5%. Operating income compared in those periods were $2.4 million and $2.9 million, respectively. GTM, for the three months ended March 31, 2023 and March 31, 2022 sales were $15.5 million as compared to $15.2 million, respectively, an increase of $0.3 million or 2.1%. Operating income compared in those periods was $2.6 million and $2.3 million, respectively.
For the nine months ended March 31, 2023 and March 31, 2022 sales for NAI were $67.5 million and $61.0 million an increase of $6.5 million or 10.6%. Operating income compared in those periods for NAI were $1.5 million as compared to $1.8 million, respectively. Net Sales for INI were $73.2 million for the nine months ended March 31, 2023 as compared to $77.8 million for the nine months ended March 31, 2022, a decline of $4.6 million or 5.9%. Operating income compared in those periods were $9.2 million and $10.9 million, respectively. GTM, for the nine months ended March 31, 2023 and March 31, 2022 sales were $48.3 million as compared to $44.5 million, respectively, an increase of $3.7 million or 8.4%. Operating income compared in those periods was $8.2 million and $6.6 million.

The following selected financial data have been derived from and should be read in conjunction with our Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30 (in $000s except per share data)
	2023	2022	2021	2020	2019
Net sales	$256,184	$253,701	$219,644	$201,451	$228,022
Net income (loss)	23,088	14,878	15,533	(21,839)	6,079
Basic earnings (loss) per share	3.12	2.06	2.20	(3.14)	0.87
Diluted earnings (loss) per share	3.06	2.00	2.11	(3.14)	0.87
Long-term debt	5,273	24,905	6,010	26,341	17,541
Total assets	192,802	199,554	184,486	172,683	190,087
The discussion of our results of operations for fiscal year 2021 has been omitted from this Form 10-K but can be found in Item 7, Management's Discussion and Analysis, Results of Operations in our Form 10-K for the fiscal year ended June 30, 2022 filed with Securities and Exchange Commission on August 25, 2022.
Use of Non- U.S. GAAP Financial Measures

In "Management's discussion and analysis on financial condition and results of operations" in this annual report on Form 10-K, we discuss non-U.S. GAAP financial measures related to currency-neutral sales revenues, adjusted operating income, adjusted net income, and adjusted earnings per share to adjust for restructuring costs, or one-time tax items or credits/charges and the mark-to-market pension adjustment, in order to show comparative operational performance.

We present these non-U.S. GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non-U.S. GAAP financial measures assist investors in understanding our ongoing operating performance by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Currency-neutral sales revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. We include a reconciliation of currency neutral sales, adjusted operating income, adjusted net income, and adjusted earnings per share to its comparable U.S. GAAP financial measures.

References to currency-neutral revenues, adjusted operating income, adjusted net income, and adjusted earnings per share should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-U.S. GAAP financial measures used by other companies. In evaluating these non-U.S. GAAP financial measures, investors should be aware that in the future we may incur expenses or be involved in transactions that are the same as or similar to some of the adjustments in this presentation. Our presentation of non-U.S. GAAP financial measures should not be construed to imply that our future results will be unaffected by any such adjustments. Non-U.S. GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Please see Note 19 regarding segment results of operations. Our business is organized into three reportable segments based on geography of operations between North American Industrial "NAI", International Industrial, "INI", and the Global Test and Measurement, "GTM". Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 19. These tables below are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling U.S. GAAP operating income and adjusted operating income.

The following tables represent key results of operations on a consolidated basis for the periods indicated:

	Fiscal 2023 comparison to Fiscal 2022
	Fiscal Year	Fiscal Year	Favorable (unfavorable)
(Amounts in Thousands)	6/30/2023	6/30/2022	$ Change	% Change
Net sales	$256,184	$253,701	$2,483	1.0%
Gross profit	82,490	$84,246	$(1,756)	(2.1)%
Gross Margin %	32.2%	33.2%
Selling, general, and administrative expenses	63,322	$62,260	$(1,062)	(1.7)%
% of net sales	24.7%	24.5%
Restructuring charges	252	$431	$179	41.5%
Operating income	18,916	$21,555	$(2,639)	(12.2)%
% of net sales	7.4%	8.5%
Other Income (expense)	6,986	$(36)	$7,022	(19505.6)%
Pre-tax net income	25,902	$21,519	$4,383	20.4%
Income tax expense	2,814	$6,641	$3,827	57.6%
Net income	$23,088	$14,878	$8,210	55.2%

US GAAP to NON-U.S. GAAP Operating Income Reconciliation	Fiscal 2023 comparison to Fiscal 2022
	Fiscal Year	Fiscal Year	Favorable (unfavorable)
(Amounts in Thousands)	6/30/2023	6/30/2022	$ Change	% Change
Operating income, as reported	$18,916	$21,555	$(2,639)	(12.2)%
Restructuring charges	252	$431	(179)	(41.5)%
Adjusted operating income	$19,168	$21,986	$(2,818)	(12.8)%
% of net sales	7.5%	8.7%		- 120 bps

US GAAP to NON-U.S. GAAP Net Income and EPS Reconciliation	FY23	FY22

Net income, as reported	$23,088	$14,878
Q3 fiscal 2023 release of valuation allowance	(5,112)	0
Restructuring add back	252	431
Pension net periodic (benefit) expense mark to market	(10,451)	57
Non-GAAP adjusted net income	$7,777	$15,366

Shares diluted	7,555	7,437

Non-GAAP adjusted diluted EPS	$1.03	$2.07

US GAAP to NON-U.S. GAAP Reconciliation by Reporting Segment
	Fiscal Year 2023					Fiscal Year 2022 (As Restated)
(Amounts in Thousands)	NAI	INI	GTM	Corp	Total	NAI	INI	GTM	Corp	Total
Net Sales	$90,291	$100,872	$65,021	$—	$256,184	$84,186	$108,250	$61,265	$—	$253,701
Gross profit	19,947	37,619	24,924		82,490	20,181	41,248	22,817	—	84,246
Gross Margin	22.1%	37.3%	38.3%		32.2%	24.0%	38.1%	37.2%		33.2%
Selling, general and admin	17,819	25,131	13,562	6,810	63,322	16,144	25,685	13,799	6,632	62,260
Restructuring	—		—	252	252	—		—	431	431
Operating income, as reported	2,128	12,488	11,362	(7,062)	18,916	4,037	15,563	9,018	(7,063)	21,555
Restructuring add back	—		—	252	252	—		—	431	431
Adjusted operating income	$2,128	$12,488	$11,362	$(6,810)	$19,168	$4,037	$15,563	$9,018	$(6,632)	$21,986
% of net sales	2.4%	12.4%	17.5%		7.5%	4.8%	14.4%	14.7%		8.7%

NON-U.S. GAAP Measure Reconciliation: Fiscal Years 2023-2022 "Currency Neutral" Net Sales

	FY23 comparison to FY22:
(Amounts in Thousands)	Fiscal 2023	Fiscal 2022	$ Change	% Change

Total sales, as reported	$256,184	253,701	2,483	1.0%
Currency neutralizing adjustment	1,747	—	1,747	0.7%
Total FY23 currency neutral net sales	257,931	253,701	4,230	1.7%

NAI net sales, as reported and restated, respectively	90,291	88,438	1,853	2.1%
Currency neutralizing adjustment	106	—	106	0.1%
FY23 currency neutral North American industrials net sales	90,397	88,438	1,959	2.2%

INI net sales, as reported and restated, respectively	100,872	110,637	(9,765)	(8.8)%
Currency neutralizing adjustment	1,361	—	1,361	1.2%
FY23 currency neutral International Industrials net sales	102,233	110,637	(8,404)	(7.6)%

GTM net sales, as reported and restated, respectively	65,021	54,626	10,395	19.0%
Currency neutralizing adjustment	280	—	280	0.5%
FY23 currency neutral Global Test and Measurements net sales	65,301	54,626	10,675	19.5%
*"Currency Neutralizing Adjustment" = Change when converting FY23 sales in non USD functional currencies at the same exchange rates as FY22.

Fiscal 2023 Compared to Fiscal 2022 (as Restated)
Overview

Despite international sales headwinds, fiscal 2023 was marked by significant improvements to our balance sheet and cash generation performance. Operating cash flow was $25.1 million in fiscal 2023 while debt declined $21.3 million, which positions the Company to invest more aggressively in the business and pursue various growth initiatives.
Net sales overall during fiscal 2023 were $256.2 million, an increase of $2.5 million or 1.0% compared to fiscal 2022 net sales of $253.7 million. INI net sales of $100.9 million in 2023 have been negatively impacted, particularly in Europe, as a result of macro recessionary pressures and the ongoing war in Ukraine, resulting in a decrease of $7.4 million or 6.8% from net sales in fiscal 2022 of $108.3 million. GTM net sales have been supported by continued high demand for precision granite products, with growth in sales of $3.8 million or 6.1% to $65.0 million in fiscal 2023 versus $61.3 million in fiscal 2022. NAI had an increase of $6.1 million or 7.3% to net sales of $90.3 million in fiscal 2023 for precision measuring tools and saw blades sold through industrial distribution. Foreign currency translation had a negative impact on sales of $1.7 million over the course of fiscal 2023 as the United States Dollar had strengthened compared to other currencies in the first quarter and early second quarter of the fiscal year, but had begun to weaken during the latter part of the fiscal year. Currency neutral net sales for the fiscal year ended June 30, 2023, were $257.9 million, an increase of $4.2 million or 1.7% compared to $253.7 million for the fiscal year ended June 30, 2022.

Consolidated gross margin was 32.2% in fiscal 2023 versus 33.2% in fiscal 2022, a reduction of 100 basis points and $1.7 million in gross profit. A portion of this decline, about 30 basis points, is attributed to mix, as higher margin INI sales which declined 6.8% year on year, comprised a smaller portion of consolidated net sales, while NAI and GTM net sales increased 7.3% and 6.1% respectively during the same time period. In addition, lower volume, particularly internationally, and our inventory reduction program resulted in lower factory utilization, suppressing gross margin at our manufacturing locations.

Operating income was $18.9 million in fiscal year 2023 or 7.5% of net sales, compared to $21.6 million or 8.7% of net sales in fiscal 2022, a reduction of $2.7 million. Operating income was impacted by the gross profit reduction of $1.7 million and an increase in selling, general and administrative costs of $1.0 million compared to the previous fiscal year. Non-GAAP adjusted operating income, which removes the impact of restructuring costs, was $19.2 million or 7.5% of net sales in fiscal 2023 and $22.0 million, or 8.7% of net sales in fiscal 2022..

Net income for fiscal 2023 was $23.1 million compared to $14.9 million for fiscal 2022, an increase of $8.2 million or 55.2%. This significant swing in net income is a result of a $10.5 million favorable mark to market pension adjustment in fiscal 2023, in addition to a tax benefit of $5.1 million, resulting in favorable comparatives to fiscal 2022 of $8.4 million of pension income and $3.8 million lower tax expense. These favorable comparatives were offset by lower operating income of $2.7 million, an increase in unrealized foreign exchange losses of $1.1 million, and higher net interest costs of $0.1 million for the fiscal year ending June 30, 2023 compared to the prior fiscal year.

Diluted earnings per share, "EPS" were $3.06 in fiscal 2023, compared to $2.00 in fiscal 2022. However, when adjusting net income for the aforementioned one-time items listed in the Non-GAAP Adjusted Net Income calculation, fiscal 2023 diluted earnings per share are $1.03 compared to $2.07 for fiscal 2022, a decrease of $1.04 per share or 50%.

After increasing working capital levels in fiscal 2022 in response to global supply chain and logistics challenges incurred at that time, we engaged in a campaign to reduce working capital levels and improve our operating cash flow throughout fiscal 2023. This has culminated in an improved operating cash flow of $25.1 million through the fiscal year ended June 30, 2023 compared to $5.3 million for fiscal year ended June 30, 2022, enabling us to reduce debt by $21.3 million during the course of fiscal 2023.

Net Sales

Fiscal 2023 net sales were $256.2 million an increase of $2.5 million or 1.0% compared to fiscal 2022 of $253.7 million. This increase is driven by an 8.1% increase from price realization offset by a 0.7% decrease due to currency translation and a 6.4% decrease due to volume. Net sales during fiscal 2023 for NAI increased $6.1 million or 7.3% to $90.3 million compared to $84.2 million in fiscal 2022. Sales for our portfolio of precision measuring tools and saw blades sold through industrial distribution in North America have remained relatively flat year on year. Net sales during fiscal 2023 for INI were $100.9 million compared to $108.3 million in fiscal 2022, a decrease of $7.4 million or 6.8%. International net sales have been negatively impacted, particularly in Europe, as a result of macro recessionary pressures and the ongoing war in Ukraine. Net sales for GTM increased $3.8 million or 6.1% to $65.0 million in fiscal 2023 versus $61.3 million in fiscal 2022. GTM net sales have been positively impacted by continued strong sales of precision granite products, but offset by declines in our high end metrology businesses due to higher interest rates.

Gross Profit
Gross profit in fiscal 2023 decreased by $1.7 million or 2.1% as compared to fiscal 2022. Gross profit was $82.5 million or 32.2% of sales in fiscal 2023 compared to $84.2 million or 33.2% of sales in fiscal 2022. Gross margin has been impacted by lower factory utilization, the result of lower production due to lower demand internationally and our focus to working capital reduction and cash generation considering overall improved supply chain conditions compared to the prior year, in addition to an overall lower proportion of higher-margin International sales.

NAI gross profit decreased $0.2 million or 1.2% to $19.9 million in fiscal 2023 from $20.2 million in fiscal 2022, or 22.1% and 24.0% of sales respectively. NAI gross margin was impacted by product mix and the timing of pricing actions and surcharge additions in the comparative fiscal year ended June 30, 2022.
INI gross profit decreased $3.6 million or 8.8% in fiscal 2023 to $37.6 million from $41.2 million in fiscal 2022 or 37.3% and 38.1% of sales respectively. Gross margins have also been impacted by lower factory utilization due to lower volume in addition to our focus to inventory reduction and cash generation considering overall improved supply chain conditions compared to the prior year.

GTM gross profit in fiscal 2023 was $24.9 million an increase of $2.1 million or 9.2% versus gross profit of $22.8 million in fiscal 2022 or 38.3% and 37.2%, as a percentage of sales, respectively. The gross margin improvement is primarily due to mix, as sales of our higher margin precision granite products comprised a larger portion of the segment's overall total net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including corporate expenses, totaled $63.3 million in fiscal 2023 an increase of $1.1 million or 1.7%. NAI selling, general and administrative expenses were $17.8 million in fiscal 2023 an increase of $1.7 million or 10.4% from $16.1 million in fiscal 2022. INI selling, general and administrative expenses decreased $0.6 million or 2.2% from $25.7 million in fiscal 2022 to $25.1 million in fiscal 2023. GTM selling, general and administrative expenses decreased $0.2 million or 1.7% in fiscal 2023 to $13.6 million from $13.8 million in fiscal 2022.

Selling and marketing expenses overall were up $1.7 million in fiscal 2023 as compared to fiscal 2022, the result of a planned increase in growth and marketing initiatives that had been delayed during the pandemic. Overall general and administrative expenses were $0.6 million lower in fiscal 2023 as compared to fiscal 2022.
Operating Income
Operating income was $18.9 million in fiscal 2023, a decrease of $2.6 million or 12.2% compared to operating income in fiscal 2022 of $21.6 million. The NAI operating income was $2.1 million, an decrease of $1.9 million or 47.3% compared to fiscal 2022 operating income of $4.0 million. Operating income for INI in fiscal 2023 was $12.2 million, a decrease of $2.9 million or 19.1% compared to operating income of $15.1 million in fiscal 2022. This decline is generally commensurate with the decline in net sales from international operations. Operating income for GTM was $11.4 million in fiscal 2023 an increase of $2.3 million or 26.0% compared to $9.0 million in fiscal 2022.
Adjusted operating income was $19.2 million or 7.5% of sales in fiscal 2023 as compared to fiscal 2022 of $22.0 million or 8.7% or sales. The non-GAAP adjustments add back restructuring charges in both years for comparison purposes.
Other Income
Other income in fiscal 2023 was $7.0 million, an increase of $7.0 million compared to other net expense of $0.0 million for fiscal 2022. Higher discount rates and improved asset performance resulted in a favorable mark-to-market adjustment of our U.S. pension liability of $10.5 million on June 30, 2023, creating a favorable year on year pension income comparison to the fiscal year ending June 30, 2022 of $8.4 million. This was offset by higher unrealized foreign exchange losses of $1.0 million and higher net interest costs of $0.1 million when comparing the fiscal year ended June 30, 2023 to the fiscal year ended June 30, 2022.
Income Taxes
Income tax expense in fiscal 2023 was $2.8 million on pre-tax income of $25.9 million resulting in an effective tax rate of 10.9% as compared to income tax expense in fiscal 2022 of $6.6 million on pre-tax income of $21.5 million resulting in an effective tax rate of 30.9%. The lower effective tax rate in fiscal 2023 when compared with fiscal 2022 is primarily due to the tax benefit of $5.1 million recognized for the release of valuation allowance against a portion of our U.S. deferred tax assets. At the end of each reporting period management considers all evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. Based upon cumulative profitability in the U.S. and increases in future taxable income projections, management has determined there is sufficient positive evidence to release a portion of valuation allowance previously provided against our foreign tax credits and certain state net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended June 30,
(in Thousands)	2023	2022
Cash provided by operating activities	$25,079	$5,292
Cash used in investing activities	(8,002)	(9,007)
Cash (used in) provided by financing activities	(21,235)	9,746
Net income was $23.1 million in fiscal 2023 compared to $14.9 in fiscal 2022. The Company had a working capital ratio of 3.1 as of June 30, 2023 compared to 3.2 as of June 30, 2022 as a reduction in accounts receivable of $7.8 million and inventory reduction of $3.3 million were slightly offset by a decrease of $2.0 million of other current liabilities and prepaid pension expense decrease of $2.5 million. Cash, accounts receivable and inventories represented 92.0% and 93.5% of current assets at fiscal 2023 and fiscal 2022, respectively.
Net cash provided by operations was $25.1 million in fiscal 2023 compared to $5.3 million in fiscal 2022, an improvement of $19.8 million. Cash used in investing activities of $8.0 million included $6.8 million invested in property, plant and equipment, of which $2.0 million is included to accommodate growth in the semiconductor equipment market. The Company invested $1.1 million in software development. The improvement in operating cash flow allowed us to decrease debt by $21.3 million during fiscal 2023.
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
We believe that existing cash and cash equivalents expected to be provided by future operating activities, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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
In fiscal 2023, the valuation allowance decreased by $5.1 million. Based upon cumulative profitability in the US and increases in future taxable income projections, management has determined that there is sufficient positive evidence to release a portion of valuation allowance previously provided against its foreign tax credits and certain state net operating losses. Valuation allowances are provided against the current year losses in Australia and China.
The Company files income tax returns in all jurisdictions in which we operate. A liability is recorded for uncertain tax positions taken or expected to be taken in income tax returns. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. A liability is recorded for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment. (See also Note 13 “Income Taxes” to the Consolidated Financial Statements.)
Defined Benefit Plans: The Company has two defined benefit pension plans, one for U.S. employees and another for U.K. employees. The Company also has a postretirement medical and life insurance benefit plan for U.S. employees.
Calculation of pension and postretirement medical costs and obligations are dependent on actuarial assumptions. These assumptions include discount rates, healthcare cost trends, inflation, salary growth, long-term return on plan assets, employee turnover rates, retirement rates, mortality and other factors. These assumptions are made based on a combination of external market factors, actual historical experience, long-term trend analysis, and an analysis of the assumptions being used by other companies with similar plans. Significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefit costs and obligations. Effective December 31, 2013, the Company terminated eligibility for employees 55-64 years old in the Postretirement Medical Plan. (See also Note 14 “Employee Benefit Plans” to the Consolidated Financial Statements).
CONTRACTUAL OBLIGATIONS
The following table summarizes future estimated payment obligations by period.

	Fiscal Year (in millions)
	Total	2024	2025- 2026	2027- 2028	Thereafter
Debt obligations	$10.2	$4.9	$2.5	$2.8	$—
Estimated interest on debt obligations	1.5	0.6	0.7	0.2	—
Operating lease obligations	5.9	2.1	3.0	0.8	—
Purchase obligations	19.0	16.9	1.5	0.6	—
Total	$36.6	$24.5	$7.7	$4.4	$—
The new credit facilities mature on April 29, 2027. (See Note 15 “Debt” to the Consolidated Financial Statements for additional details). These new credit facilities replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million capital expenditure draw down credit facility. The interest rate on the new facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three-month Secured Overnight Financing Rate, herein "SOFR". The initial rate for the first three months of the agreement is the one-month SOFR plus 1.60%.
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
The Company does not engage in tracking, market-making or other speculative activities in derivatives markets. The Company does enter into long-term supply contracts with either fixed prices or quantities. The Company does not currently engage in any material amount of hedging and has no forward currency contracts outstanding at June 30, 2023. Foreign cash and cash equivalents are approximately $7.4 million as of June 30, 2023 and $7.2 million as of June 30, 2022.
A 10% change in interest rates would not have a significant impact on the aggregate net fair value of the Company’s interest rate sensitive financial instruments or the cash flows or future earnings associated with those financial instruments. A 10% increase in interest rates would not have a material impact on our borrowing costs. See Note 15 “Debt” to the Consolidated Financial Statements for details concerning the Company’s long-term debt outstanding of $5.3 million.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The L.S. Starrett Company

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of The L.S. Starrett Company (a Massachusetts corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of previously issued financial statements
As discussed in Note 3, the 2022 financial statements have been restated to correct a misstatement.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Realizability of Deferred Tax Assets - U.S. Foreign Tax Credits
As described further in note 13 to the consolidated financial statements, deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company operates. Valuation allowances are provided, based on the evaluation of both positive and negative evidence, to reduce the deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of the Company’s U.S. foreign tax credit carryforward as a critical audit matter.

The principal considerations for our determination that the realizability of U.S. foreign tax credits is a critical audit matter are the estimation uncertainty associated with the Company’s forecast of future U.S. taxable income, including foreign-sourced income, prior to expiration of the U.S. foreign tax credit carryforward and significant judgment regarding the weighting of available evidence at the time of the partial release of the valuation allowance against U.S. foreign tax credits.

Our audit procedures related to the realizability of U.S. foreign tax credits included the following, among others.
•We assessed management’s ability to forecast taxable income by jurisdiction through evaluating the historical accuracy of prior forecasts.

•We evaluated the appropriateness of management’s forecasts as follows: compared forecasts to historical trends and current industry trends, and performed sensitivity analyses.
•We involved tax professionals to evaluate the application of relevant tax laws and regulations including assessing the appropriateness of management’s estimate of future sources of taxable income, testing the projected future reversal of temporary differences by jurisdiction, including underlying management assumptions and the timing of the valuation allowance release based on weighting of available evidence.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Boston, Massachusetts
September 15, 2023

THE L.S. STARRETT COMPANY
Consolidated Balance Sheets
(in thousands except share data)

	6/30/2023	6/30/2022
ASSETS
Current assets:
Cash and cash equivalents	$10,454	$14,523
Accounts receivable (less allowance for credit losses of $449 and $796, respectively)	36,611	42,961
Inventories	65,414	66,900
Prepaid expenses and other current assets	9,723	8,669
Total current assets	122,202	133,053
Property, plant and equipment, net	39,375	37,116
Right of use assets	4,931	5,540
Deferred tax assets, net	17,056	14,924
Intangible assets, net	4,672	4,640
Goodwill	1,015	1,015
Other assets	3,551	3,266
Total assets	$192,802	$199,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,961	$6,547
Current lease liability	1,689	1,530
Accounts payable	15,047	14,624
Accrued expenses	11,579	11,776
Accrued compensation	6,287	6,703
Total current liabilities	39,563	41,180
Other tax obligations	2,884	2,936
Long-term lease liability	3,423	4,166
Long-term debt, net of current portion	5,273	24,905
Postretirement benefit and pension obligations	12,192	23,938
Total liabilities	63,335	97,125
Commitments and Contingencies (Note 17)

Stockholders’ equity:
Class A common stock $1 par (20,000,000 shares authorized; 8,265,033 issued and 6,853,673 outstanding at June 30, 2023 and 8,096,279 issued and 6,682,521 outstanding at June 30, 2022)	6,854	6,683
Class B common stock $1 par (10,000,000 shares authorized; 875,192 issued and 576,396 outstanding at June 30, 2023 and 905,193 issued and 610,087 outstanding at June 30, 2022)	576	610
Additional paid-in capital	57,825	57,143
Retained earnings	112,147	89,059
Accumulated other comprehensive loss	(47,935)	(51,066)
Total stockholders’ equity	129,467	102,429
Total liabilities and stockholders’ equity	192,802	199,554
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Operations
(in thousands except per share data)

	Years Ended
	6/30/2023	6/30/2022
Net sales	$256,184	$253,701
Cost of goods sold	173,694	169,455
Gross profit	82,490	84,246
Gross margin	32.2%	33.2%

Selling, general and administrative expenses	63,322	62,260
Restructuring charges	252	431
Operating income	18,916	21,555

Other income (expense)	6,986	(36)

Net income before income taxes	25,902	21,519
Income tax expense	2,814	6,641

Net income	$23,088	$14,878

Basic earnings per share	$3.12	$2.06
Diluted earnings per share	$3.06	$2.00

Weighted average outstanding shares used in per share calculations:
Basic	7,391	7,226
Diluted	7,555	7,437
See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended
	6/30/2023	6/30/2022
Net Income	$23,088	$14,878
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	4,235	(4,029)
Pension and postretirement plans, net of tax of $(353) and $2,320 respectively	(1,104)	7,225

Other comprehensive income	3,131	3,196

Total comprehensive income	$26,219	$18,074
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Class A	Class B
Balance, June 30, 2021	$6,475	$634	$56,507	$74,181	$(54,262)	$83,535

Total comprehensive income	—	—	—	14,878	3,196	18,074
Repurchase of shares	—	(6)	(47)	—	—	(53)
Issuance of stock	7	43	164	—	—	214
Stock-based compensation	140	—	519	—	—	659
Conversion of Class B to Class A shares	61	(61)	—	—	—	—
Balance, June 30, 2022	6,683	610	57,143	89,059	(51,066)	102,429

Total comprehensive income	—	—	—	23,088	3,131	26,219
Repurchase of shares	—	(4)	(32)	—	—	(36)
Issuance of stock	—	40	85	—	—	125
Stock-based compensation	101	—	629	—	—	730
Conversion of Class B to Class A shares	70	(70)	—	—	—	—
Balance, June 30, 2023	$6,854	$576	$57,825	$112,147	$(47,935)	$129,467

Cumulative balance:
Currency translation loss, net of taxes					$(55,840)
Pension and postretirement plans, net of taxes					7,905
					$(47,935)
See notes to consolidated financial statements

THE L. S. STARRETT COMPANY
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	6/30/2023	6/30/2022
Cash flows from operating activities:
Net Income	$23,088	$14,878
Non cash operating activities:
Depreciation	5,231	5,339
Amortization	1,206	1,291
Stock-based compensation	730	659
Net long-term tax obligations	(65)	168
Deferred taxes	(1,447)	1,449
Postretirement benefit and pension obligations	(9,861)	(1,405)
Working capital changes:
Accounts receivable	7,771	(10,425)
Inventories	3,343	(8,832)
Other current assets	(632)	5,486
Other current liabilities	(2,024)	1,880
Prepaid pension expense	(2,514)	(2,627)
Other	253	(2,569)
Net cash provided by operating activities	25,079	5,292

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,767)	(7,982)
Software development	(1,133)	(1,025)
Intangibles and other	(102)	—
Net cash (used in) investing activities	(8,002)	(9,007)

Cash flows from financing activities:
Proceeds from term loan borrowings	575	24,553
Proceeds from line of credit borrowings	3,000	42,609
Debt re-acquisition cost	—	(532)
Term Debt repayments	(13,399)	(16,679)
Line of Credit repayments	(11,500)	(40,366)
Proceeds from common stock issued	125	214
Repurchase of shares	(36)	(53)
Net cash (used in) provided by financing activities	(21,235)	9,746
Effect of translation rate changes on cash	89	(613)
Net (decrease) increase in cash	(4,069)	5,418
Cash beginning of year	14,523	9,105
Cash end of year	$10,454	$14,523
Supplemental cash flow information:
Interest paid	$1,482	$1,216
Taxes paid	5,741	2,841
See notes to consolidated financial statements

THE L.S. STARRETT COMPANY
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
1. DESCRIPTION OF BUSINESS
The L. S. Starrett Company (the “Company”) is incorporated in the Commonwealth of Massachusetts and is in the business of manufacturing industrial, professional and consumer measuring and cutting tools and related products. The Company’s manufacturing operations are primarily in North America, Brazil, and China. The largest consumer of these products is the metalworking industry, but others include automotive, aviation, marine, semiconductor production and inspection, farm, DIY enthusiasts, and tradesmen such as builders, carpenters, plumbers and electricians.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying consolidated balance sheets and related statements of operations, cash flows, and stockholders’ equity include all adjustments, in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Financial instruments and derivatives: The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of cash and accounts receivable approximates fair value because of the short-term nature of these instruments. The carrying value of debt as of June 30, 2023 is $10.2 million which is at current market interest rates, also approximates its fair value.
Cash and cash equivalents: The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value.
Accounts receivable: Accounts receivable consist of trade receivables from customers. The expense for credit losses amounted to $0.1 million and $0.1 million in fiscal 2023 and 2022, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for credit losses is the Company's estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered.
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
Property Plant and Equipment: The cost of buildings and equipment is depreciated using straight-line and accelerated methods over their estimated useful lives as follows: buildings and building improvements 10 to 50 years, machinery and equipment 3 to 12 years. The construction in progress balances in buildings, building improvements and machinery and equipment at June 30, 2023 and June 30, 2022 were $4.1 million and $2.3 million, respectively. Repairs and maintenance of equipment are expensed as incurred.
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

Although currently the Company’s Finance Leases are considered de minimis, leases are capitalized under the criteria set forth in this accounting standard.
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
The Company’s primary source of revenue is derived from the manufacture and distribution of metrology tools and equipment and saw blades and related products sold to distributors. The Company recognizes revenue for sales to our customers when transfer of control of the related good or service has occurred. Any of the Company’s revenue not recognized under the point in time approach for the year ended June 30, 2023, was immaterial. Contract terms with certain metrology equipment customers could result in products and services being transferred over time as a result of the customized nature of some of the Company’s products, together with contractual provisions in the customer contracts that provide the Company with an enforceable right to payment for performance completed to date; however, under typical terms, the Company does not have the right to consideration until the time of shipment from its manufacturing facilities or distribution centers, or until the time of delivery to its customers. If certain contracts in the future provide the Company with this enforceable right to payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to the Company’s right to consideration at the time of shipment or delivery. No performance obligation related amounts were deferred as of June 30, 2023. Purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
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
While unit prices are generally fixed, the Company provides variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. The Company utilizes the expected value amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued expenses on the Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. The Company has concluded that its estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the Consolidated Balance Sheet. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations. As of June 30, 2023, and 2022, the balances of the return asset were $0.1 million and $0.1 million and the balance of the refund liability was $0.2 million as of June 30, 2023 and $0.2 million in the prior year, and are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Consolidated Balance Sheet.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to 1 year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.3 million and $0.9 million at June 30, 2023 and 2022, respectively.
Advertising costs: The Company’s policy is to generally expense advertising costs as incurred, except catalogs costs of $0.3 million in fiscal years 2023 and $0.1 million in 2022, which were deferred until mailed. Advertising costs were expensed as follows: $3.7 million in fiscal 2023 and $3.1 million in fiscal 2022 and are included in selling, general and administrative expenses.
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
The Company also sponsors an unfunded postretirement benefit plan that provides health care benefits and life insurance coverage to eligible U.S. retirees. Under the Company’s current accounting method, both pension plans use fair value as the market-related value of plan assets and continue to recognize actuarial gains or losses within the corridor in other comprehensive income (loss) but instead of amortizing net actuarial gains or losses in excess of the corridor in future periods, such excess gains and losses, if any, are recognized in net periodic benefit cost as of the plan measurement date, which is the same as the fiscal year end of the Company. This mark-to-market (MTM adjustment) method is a permitted option which results in immediate recognition of excess net actuarial gains and losses in net periodic benefit cost instead of in other comprehensive income (loss). Such immediate recognition in net periodic benefit cost increases the volatility of net periodic benefit cost. The MTM adjustments to net periodic benefit cost for fiscal years 2023, and 2022 were $8.7 million and $0.2 million, respectively.
Income taxes: Deferred tax expense results from differences in the timing of certain transactions for financial reporting and tax purposes. Deferred taxes have not been recorded on approximately $92.9 million of undistributed earnings of foreign subsidiaries as of June 30, 2023 and the related unrealized translation adjustments because such amounts are considered permanently invested. In addition, it is possible that remittance taxes, if any, would be reduced by U.S. foreign tax credits to the extent available, after consideration of U.S. Tax Reform and the dividends received deduction. Valuation allowances are recognized if, based on the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Research and development: Research and development costs are expensed in selling, general and administrative expenses, and were as follows: $3.7 million in fiscal 2023 and $3.5 million in fiscal 2022.
Earnings per share (EPS): Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by securities that could share in the earnings. The Company had 163,741 and 211,220 of potentially dilutive common shares in fiscal 2023 and 2022, respectively, resulting from shares issuable under its stock-based compensation plans. These shares are not used in the diluted EPS calculation in loss years.
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
Other foreign subsidiaries may also contain assets or liabilities denominated in a currency other than the prevailing functional currency. These translations are adjusted into the functional currency on a monthly basis, See Note 12 “Other Income and Expense” to the Consolidated Financial Statements.
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
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company currently has no hedging type contracts or others tied to reference rates where this standard would have a material impact to the Company's accounting. There is no material impact to the Company's financials as a result of adopting this amendment regarding the HSBC loan agreement. The adoption of ASU 2020-04 does not have a material effect on its consolidated financial statements.

3. RESTATEMENT
In connection with the preparation of the June 30, 2023 consolidated financial statements, the Company determined that there was an error with respect to the number of reporting segments reported by the Company. The Company has historically reported on the basis of two reporting segments, the North America and the International reporting segments. The Company has reviewed the guidelines and requirements of segment reporting and concluded the Chief Operating Decision Maker "CODM", who is the President and CEO that beginning in the first quarter of fiscal 2022 allocates resources and assesses performance based on three segments rather than the two segments as previously reported. These three reporting segments are as follows: (i) North American Industrials "NAI", (ii) International Industrials "INI", and (iii) Global Test and Measurement "GTM".
Accordingly, the Company restated the Consolidated Financial Statements for the year ended June 30, 2022 as shown in the table below. The segment reporting restatement included in this report does not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows of the Company, as previously reported.

As Reported - $'000					As Restated - $'000
For the fiscal year ended June 30, 2022			Adjustments		For the fiscal year ended June 30, 2022
	Net Sales	Operating Income (loss)	Net Sales	Operating Income (loss)		Net Sales	Operating Income (loss)
North America	$141,470	$13,873	$(57,284)	$(9,836)	North American Industrial	$84,186	$4,037
International	$112,231	$15,435	$(3,981)	$128	International Industrial	$108,250	$15,563
			$61,265	$9,018	Global Test & Measurement	$61,265	$9,018
Unallocated	$—	$(7,753)	$—	$690	Unallocated	$—	$(7,063)
Total	$253,701	$21,555	$—	$—	Total	$253,701	$21,555

4. STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The L.S. Starrett Company 2012 Long Term Incentive Plan expired in fiscal 2022 and there are no more available shares. However, the Company continues to expense shares that become vested under that plan. On September 1, 2021, the Board of Directors adopted The L.S. Starrett Company 2021 Long Term Incentive Plan (the “2021 Stock Plan”). The 2021 Stock Plan was approved by shareholders on October 13, 2021.

The 2021 Stock Plan permits the granting of the following types of awards to officers, other employees and non-employee directors: stock options; restricted stock awards; unrestricted stock awards; stock appreciation rights; stock units including restricted stock units; performance awards; cash-based awards; and awards other than previously described that are convertible or otherwise based on stock. The 2021 Stock Plan provides for the issuance of up to 500,000 shares in each type of common stock.
Restricted stock units (“RSU”) granted generally vest from one year to three years. Vested restricted stock units will be settled in Class A shares of common stock. As of June 30, 2023, there were no stock options and 161,007 restricted stock units outstanding. In addition, there were 386,445 shares available for grant under the 2021 Stock Incentive Plan as of June 30, 2023 and 474,401 were available for grant as of June 30, 2022.
There were no stock options granted during fiscal years 2023 and 2022. There were no stock options outstanding as of June 30, 2023. There were no stock options exercisable as of June 30, 2023. Management has estimated that there will be no forfeitures of options.
The Company accounts for RSU awards by recognizing the expense of the fair value at the award date ratably over vesting periods generally ranging from one year to three years. The related expense is included in selling, general and administrative expenses. During the year ended June 30, 2023, the Company granted 95,956 RSU awards with fair values of $8.96 per RSU award, and there were no RSU’s forfeited. During the year ended June 30, 2022, the Company granted 80,500 RSU awards with fair values of $11.35 per RSU award, and there were 11,174 RSU’s forfeited.
There were 98,756 and 133,995 RSU awards settled in fiscal years 2023 and 2022 respectively. The aggregate intrinsic value of RSU awards outstanding as of June 30, 2023 was $1.7 million compared to $1.1 million in fiscal 2022. Compensation expense related to the 2012 and 2021 Stock Incentive Plan was $615,100 and $501,000 for fiscal 2023 and 2022, respectively. As of June 30, 2023, there was $2.9 million of total unrecognized compensation costs related to outstanding stock-based compensation arrangements. Of this cost, $2.1 million relates to performance based RSU grants that will not vest. The performance conditions were tied to achieving fiscal year budgets. The remaining $0.8 million is expected to be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plans (ESPP) give eligible employees an opportunity to participate in the success of the Company. The Board of Directors renews each Employee Stock Purchase Plan every five years. Under these plans the purchase price of the optioned stock is 85% of the lower of the market price on the date the option is granted or the date it is exercised. Options become exercisable exactly two years from the date of grant and expire if not exercised on such date. The Board of Directors last approved an ESPP renewal in 2022. A summary of option activity is as follows:
The following information relates to outstanding options as of June 30, 2023:

	Shares on Options	Weighted Average Exercise Price	Shares Available for Grant
Balance, June 30, 2021	117,960		345,229
Options granted	26,614	7.94	(26,614)
Options exercised	(43,658)	3.18	—
Options canceled	(30,866)		30,866
Balance, June 30, 2022	70,050		349,481
2017 Plan Expired	—		(349,481)
2022 Plan Authorized	—		500,000
Options granted	35,172	6.97	(35,172)
Options exercised	(39,997)	3.13	—
Options canceled	(14,483)		2,534
Balance, June 30, 2023	50,742		467,362

Weighted average remaining life (years)	1.3
Weighted average fair value on grant date of options granted in:
2022	$4.00
2023	$3.66
The fair value of each option grant was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted average assumptions: expected stock volatility – 56.99% – 58.90%, risk free interest rate – 4.14%– 4.67%, expected dividend yield - 0% - 0% and expected lives - 2 years. Compensation expense of $0.1 million, $0.1 million has been recorded for fiscal 2023 and 2022, respectively.
Employee Stock Ownership Plan
On February 5, 2013, the Board of Directors adopted The L.S. Starrett Company 2013 Employee Stock Ownership Plan (the “2013 ESOP”). The purpose of the plan is to supplement existing Company programs through an employer funded individual account plan dedicated to investment in common stock of the Company, thereby encouraging increased ownership of the Company while providing an additional source of retirement income. The plan is intended as an employee stock ownership plan within the meaning of Section 4975 (e) (7) of the Internal Revenue Code of 1986, as amended. U.S. employees who have completed a year of service as of December 31, 2012 are eligible to participate. There was no compensation expense for the ESOP in 2023 and 2022.

5. CASH AND CASH EQUIVALENTS

Cash held by foreign subsidiaries amounted to $7.4 million and $7.2 million at June 30, 2023 and June 30, 2022, respectively. Of the June 30, 2023 balance, $1.3 million in U.S. dollar equivalents was held in British Pounds Sterling and $4.7 million in U.S. dollar equivalents was held in Brazilian Reals. Of the June 30, 2022 balance, $2.1 million in U.S. dollar equivalents was held in British Pounds Sterling and $3.6 million in U.S. dollar equivalents was held in Brazilian Reals. Domestic cash is maintained at federally insured financial institutions and, at times, balances exceed federally insured limits. The Company has never experienced any losses related to cash balances. The balance in excess of global governmental insured limits for the consolidated corporation was approximately $8.3 million at June 30, 2023 and $11.8 million at June 30, 2022.

6. INVENTORIES
Inventories consist of the following (in thousands):

	6/30/2023	6/30/2022
Raw materials and supplies	$36,402	$35,752
Goods in process and finished parts	20,978	22,268
Finished goods	34,414	35,589
	91,794	93,609
LIFO reserve	(26,380)	(26,709)
	$65,414	$66,900
Of the Company’s $65.4 million and $66.9 million total inventory at June 30, 2023 and 2022, respectively, the $26.4 million and $26.7 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business had total Inventory, on a FIFO basis, of $38.1 million and $11.7 million on a LIFO basis as of June 30, 2023. The Core U.S. business total inventory was $39.3 million on a FIFO basis and $12.6 million on a LIFO basis at June 30, 2022. The use of LIFO, as compared to FIFO, resulted in a $0.4 million decrease in cost of sales for the goods sold in fiscal 2023 compared to a $4.6 million decrease in fiscal 2022.
7. GOODWILL AND INTANGIBLES
The Company's acquisition of Bytewise in 2011 and a private software company in 2017 resulted in the recognition of goodwill totaling $4.7 million. In fiscal year 2020 the Company recorded an impairment charge of $3.7 million. The balance of goodwill on the Consolidated Balance Sheets as of June 30, 2023 is $1.0 million.

Identifiable intangible assets consist of the following (in thousands):

	6/30/2023	06/30/2022
Trademarks and trade names	$2,070	$2,070
Customer relationships	630	630
Software development	11,149	11,269
Other intangible assets	105	—
Gross intangible assets	13,954	13,969
Accumulated amortization and impairment	(9,282)	(9,329)
Net intangible assets	$4,672	$4,640
Identifiable intangible assets are being amortized on a straight-line basis over the period of expected economic benefit. Amortization expense was $1.2 million and $1.3 million for the years ended June 30, 2023, and 2022, respectively. The estimated aggregate amortization expense for each of the next five years, and thereafter, is as follows:

Fiscal Year	(In thousands)
2024	$1,324
2025	1,165
2026	954
2027	635
2028	407
Thereafter	187
$4,672

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of June 30, 2023 and 2022 (in thousands):

	As of June 30, 2023
	Cost	Accumulated Depreciation	Net
Land	$1,014	$—	$1,014
Buildings and building improvements	32,587	(18,786)	13,801
Machinery and equipment	116,333	(91,773)	24,560
Total	$149,934	$(110,559)	$39,375

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Land	$1,009	$—	$1,009
Buildings and building improvements	29,424	(17,242)	12,182
Machinery and equipment	110,469	(86,544)	23,925
Total	$140,902	$(103,786)	$37,116
Depreciation expense was $5.2 million and $5.3 million for the years ended June 30, 2023 and 2022, respectively.
9. LEASES
The Company adopted Accounting Standards Codification 842, Leases "ASC 842" on July 1, 2019. The Company has leased buildings, manufacturing equipment and autos that are classified as Right of Use assets, "ROU", and operating lease liabilities beginning in fiscal 2020 in the Company's Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.
The following tables shows the balance of ROU assets and lease liabilities for operating leases as of June 30, 2023.

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,931	5,112	$5,914
The Company had new leases in fiscal 2023 totaling $1.3 million. The Company renewed its leases in both Australia (ends September 2026) and New Zealand (ends April 2025) and recorded $0.6 million in new leases as ROU assets.
The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 3.1 years. As of June 30, 2023, the Company’s financing leases are de minimis. The foreign exchange impact affecting the operating leases was $0.2 million for the fiscal year ending June 30, 2023. The Company had lease expense of $2.1 million in fiscal 2023 and $2.6 million in fiscal 2022. The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred.
The Company entered into $1.3 million in operating lease commitments in the twelve months ended June 30, 2023. At June 30, 2023, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2024	$2,122
2025	1,659
2026	1,352
2027	692
2028	89
Subtotal	$5,914
Imputed Interest	(802)
Total	$5,112

10. ACCRUED EXPENSES

The following table represents accrued expenses from the Consolidated Balance Sheets (in thousands):

	6/30/2023	6/30/2022
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$2,590	$2,733
Income taxes	509	2,420
Professional fees	2,237	1,758
Other	1,499	1,463
Current portion pension cost	2,216	1,289
Taxes other than income tax	1,888	1,243
Workers compensation and employee deposits	491	518
Freight	149	352
Total	$11,579	$11,776
11. RESTRUCTURING COST
In March 2022, the Company adopted restructuring plans at a total estimated projected cost of $0.8 million related to the closure of its distribution and sales centers in Singapore and Japan. The Company completed this project as of June 30, 2023 and incurred a total cost of $0.7 million, of which $0.4 million was incurred in fiscal 2022 and $0.3 million in fiscal 2023. The cost to close the Singapore and Japan operations was comprised of $0.4 million in headcount reduction, $0.2 in fixed asset and lease disposal, and $0.1 million in professional fees. These costs are recorded in the Consolidated Statements of Operations entitled restructuring charges. The Company realized a fiscal 2023 savings reflected in the Consolidated Statements of Operations in Selling, General and Administrative expenses for this project of $0.6 million. Further, the Company expects this saving to recur annually.

12. OTHER INCOME AND (EXPENSE)
Other income and expense consist of the following (in thousands):

	2023	2022
Interest income	$510	$504
Interest expense	(1,408)	(1,265)
Foreign currency (loss) gain, net	(1,306)	(301)
Sale of scrap material	154	205
Pension net periodic benefit cost (NPBC)	9,883	1,441
Other	(847)	(620)
Other (expense) income , net	$6,986	$(36)

In fiscal 2023, other income was $7.0 million and in fiscal 2022 was $0.0 million. The U.S. Retirement Plan experienced significant asset and liability gains during fiscal 2023. The increase in outstanding unrecognized gain triggered a mark-to-market, "MTM" adjustment of fiscal 2023 of approximately $10.5 million. This gain was offset by approximately $1.8 million of interest on benefit obligations and plan assets, resulting in a total U.S. pension income for fiscal 2023 of $8.8 million. The non-qualified excess plan was a cost of $0.1 million, the UK plan was $0.0 and the post retirement plan was a benefit of $1.2 million. The total pension net periodic benefit cost in fiscal 2023 was a $9.9 million benefit compared to $1.4 million in fiscal 2022.
13. INCOME TAXES
Components of earnings (loss) before income taxes are as follows (in thousands):

	2023	2022
Domestic operations	$16,927	$7,619
Foreign operations	8,975	13,900
	$25,902	$21,519
The provision for (benefit from) income taxes consists of the following (in thousands):

	2023	2022
Current:
Federal	$159	$(319)
Foreign	3,972	5,478
State	130	33
Deferred:
Federal	(447)	2,256
Foreign	(394)	(928)
State	(606)	121
	$2,814	$6,641

Reconciliations of expected tax expense at the U.S. statutory rate to actual tax expense (benefit) are as follows (in thousands):

	2023	2022
Expected tax expense	$5,440	$4,519
State taxes, net of federal effect	741	321
Foreign taxes, net of federal credits	2,170	1,091
Change in valuation allowance	(5,128)	247
Tax reserve adjustments	(181)	127
Return to provision and other adjustments	(155)	323
Tax rate change applied to deferred tax balances	(137)	43
Global intangible low taxed income	582	322
Other permanent items	(518)	(352)
Actual tax expense	$2,814	$6,641
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
In January 2022, the IRS issued final foreign tax credit regulations that made changes to the rules relating to the creditability of foreign taxes, effective for tax years beginning after December 28, 2021. This results in an increase in tax expense from the GILTI inclusion and disallowance of the creditability of certain withholding taxes for the year ended June 30, 2023. In July 2023, the IRS released Notice 2023-55 which grants taxpayers temporary relief from applying these final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023, while the IRS continues to analyze issues raised relating to these regulations and considers making modifications or extending the period granted relief. The impact of Notice 2023-55 on tax expense for the fiscal year ended June 30, 2023 will be recognized in the period that the Notice was issued, and absent of additional legislation enacted, is expected to result in a tax benefit.
The tax rate of 10.9% on pre-tax income of $25.9 million in the year ended June 30, 2023 is lower than the U.S. statutory tax rate of 21% primarily due to a tax benefit of $5.1 million related to the Company's partial release of its valuation allowance against its U.S. foreign tax credits and state net operating loss carryforwards, which are expected to be utilized based on demonstrated profitability and current and future forecasted income. Excluding the tax benefit related to the partial release of valuation allowance, the effective tax rate was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and non-creditable foreign withholding tax.
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
Net deferred tax assets at June 30, 2023 were $17.1 million. While these deferred tax assets reflect the tax effect of temporary differences between book and taxable income in all jurisdictions in which the Company has operations, the majority of the assets relate to U.S. operations. U.S. net deferred assets are $14.7 million with a valuation allowance of $2.9 million. The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets and has concluded that a partial valuation allowance is required against U.S. foreign tax credit carryforwards due to the uncertainty of generating sufficient foreign source income to utilize those credits in the future and certain state net operating loss carryforward that will expire in the near future. The Company maintains a full valuation allowance against deferred tax assets generated in China and Australia
Key positive evidence considered includes: a) domestic profitability in the current and prior two years; b) cost saving plans are continuing to be reviewed and implemented by the Company; c) indefinite federal loss carryforward periods d) forecasted domestic profits for future years and e) forecasted foreign sourced income. The negative evidence considered is: a) the limited carryforward period of U.S. foreign tax credits and certain state net operating loss carryforwards and b) current and forecasted losses in Australia and China.
In fiscal 2023, the valuation allowance decreased by $5.1 million. Based upon cumulative profitability in the US and increases in future taxable income projections, management has determined that there is sufficient positive evidence to release a portion of valuation allowance previously provided against its foreign tax credits and certain state net operating losses. Valuation allowances are provided against the current year losses in Australia and China.
Deferred income taxes at June 30, 2023 and 2022 are attributable to the following (in thousands):

	2023	2022
Inventories	$2,222	$2,009
Employee benefits (other than pension)	671	859
Operating lease liabilities	1,320	1,403
Book reserves	1,037	859
Federal NOL, various carryforward periods	849	2,440
State NOL, various carryforward periods	1,571	1,719
Foreign NOL, various carryforward periods	1,206	365
Foreign tax credit carryforward, expiring 2023 – 2028	6,632	7,316
Pension benefits	2,699	5,527
Retiree medical benefits	341	382
Accrued royalties	1,272	717
Depreciation	(594)	(336)
Intangibles	(133)	(272)
Right of use assets	(1,298)	(1,372)
Federal research and development and AMT credit carryforward	1,072	894
Contingency accruals	200	92
Other temporary taxable differences	(14)	(151)
Other temporary deductible differences	1,931	1,423
Total deferred tax assets	20,984	23,874
Valuation allowance	(3,928)	(8,950)
Net deferred tax asset	$17,056	$14,924
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
Reconciliations of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance June 30, 2021	$(11,360)

Increase for tax positions taken during the current period	(66)
Decrease for tax positions taken during the prior period	—
Effect of exchange rate changes	98
Decrease relating to lapse of applicable statute of limitations	40
Balance June 30, 2022	(11,288)

Decrease for tax positions taken during the current period	267
Decrease for tax positions taken during the prior period	60
Effect of exchange rate changes	(15)
Decrease relating to lapse of applicable statute of limitations	174
Balance June 30, 2023	$(10,802)

As of June 30, 2023 and 2022 , the Company has unrecognized tax benefits of $10.8 million and $11.3 million, respectively, of which $7.3 million and $7.8 million, respectively, would favorably impact the effective tax rate if recognized. The long-term tax obligations as of June 30, 2023 and 2022 relate primarily to transfer pricing adjustments.
The Company has identified uncertain tax positions at June 30, 2023 for which it is possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by less than $0.1 million. The Company recognizes interest and penalties related to income tax matters in income tax expense and has booked less than $0.1 million in fiscal 2023 for interest expense.
The Company’s U.S. federal tax returns for years prior to fiscal 2020 are no longer subject to U.S. federal examination by the Internal Revenue Service; however, tax losses and credits carried forward from earlier years are still subject to review and adjustment. As of June 30, 2023, the Company has resolved all open income tax audits. In international jurisdictions, the years that may be examined vary by country. The Company’s most significant foreign subsidiary in Brazil is subject to audit for the calendar years 2016 through 2022.
The federal tax loss carryforward of $4.0 million has an unlimited carryforward period. The state tax loss carryforwards tax effected of $1.4 million expires at various times in years 2024 through 2043 and $0.2 can be carried forward indefinitely. The state tax credit carryforwards of $0.3 million expires in the years 2024 through 2038 and $0.4 million can be carried forward indefinitely. The foreign tax credit carryforward of $6.6 million expires in the years 2024 through 2028. The research and development tax credit carryforward of $0.9 million expires in the years 2034 through 2043. The foreign tax loss carryforwards of $0.5 million expire in 2028 and $4.2 million can be carried forward indefinitely.
At June 30, 2023, the estimated amount of total earnings of foreign subsidiaries not remitted is $92.9 million. The foreign subsidiaries do not have the cash on hand to repatriate that amount. The Company has no plans to repatriate prior year earnings of its foreign subsidiaries and, accordingly, does not believe it is practicable to estimate the unrecognized deferred taxes related to these earnings as they are indefinitely reinvested. Although subsidiaries are asked, from time to time, to pay dividends when cash on hand is available to do so. Cash held in foreign subsidiaries is not available for use in the U.S. without the likely U.S. federal and state income and withholding tax consequences.
14. EMPLOYEE BENEFIT AND RETIREMENT PLANS
The Company has two defined benefit pension plans, one for U.S. employees which includes the Non-qualified Excess Plan and another for U.K. employees, together referred to as the "Plans Combined". The Company has a postretirement medical benefit plan for U.S. employees with a total benefit in fiscal 2023 of $1.2 million and in fiscal 2022 of $1.2 million. The Company also has defined contribution plans with a total cost in fiscal 2023 of $1.6 million and in 2022 of $1.6 million. The total Plans Combined benefit was $8.7 million in fiscal 2023 and $0.2 million in fiscal 2022. The net periodic benefit for the U.S. Retirement Plan was a consistent benefit of $1.2 million in both fiscal years and the U.K. plan decreased $0.2 million during the year.
On December 21, 2016, the Company amended the U.S. defined benefit pension plan to freeze benefit accruals effective December 31, 2016. Consequently, the plan is closed to new participants and current participants no longer earn additional benefits after December 31, 2016. The U.K. plan was frozen to new participants in fiscal 2009.
The Company amended its Postretirement Medical Plan effective December 31, 2013 whereby the Company terminated eligibility for employees ages 55-64. For retirees 65 and older, the Company’s contribution is fixed at $28.50 or $23.00 per month depending upon the plan the retiree has chosen.

The U.S. Retirement Plan experienced asset and liability gains during the fiscal year. The increase in outstanding unrecognized gain exceed the 10% corridor triggering a market-to-market ("MTM") adjustment for Q4 of fiscal 2023 of approximately $10.5 million, partially offset by $1.7 million of interest on benefit obligations and plan assets, resulting in a total pension income, or net benefit, for fiscal 2023 of $8.8 million.
The underfunded status of the Plans Combined improved by $10.7 million during fiscal 2023 going from underfunded amount of $23.7 million at June 30, 2022 to an underfunded amount of $13.0 million at June 30, 2023. The benefit obligation decreased $11.8 million during fiscal 2023 as a result of $6.9 million in interest and foreign exchange cost, a decrease of $7.2 million of benefits paid and the actuarial gain of $11.5 million.
The most significant driver in the change in the U.S. benefit obligation and the Non-qualified Plan both experienced losses as a result of the change in the U.S. discount rate to 5.34% in fiscal 2023 versus 4.77% in fiscal 2022. In the U.K. the discount rate changed to 5.14% in fiscal 2023 versus 3.82% in fiscal 2022. The Postretirement Benefit Plan discount rate change from 4.77% to 5.34% combined with demographic gains due to participants retiring and opting to not elect medical coverage.

The Plans Combined change in fair value of total plan assets was a decrease during fiscal 2023 of $1.1 million from $110.6 million at June 30, 2022 to $109.5 million at June 30, 2023. The components attributing to the $1.1 million change were the actual return of plan assets which increased during fiscal 2023 $2.7 million, employer contributions were $2.4 million and exchange rate changes of $0.9 million offset by the benefits paid of $7.2 million.
In 2021, the Company amended the Postretirement Benefit Plan to eliminate Life Insurance coverage for current and future retirees. Under the Plans Combined, benefits are based on years of service and final average earnings. Plan assets consist primarily of investment grade debt obligations, marketable equity securities and shares of the Company’s common stock. The asset allocation of the Company’s domestic pension plan is diversified, consisting primarily of investments in equity and debt securities. The Company seeks a long-term investment return that is given reasonable prevailing capital market expectations. Target allocations are 40% to 70% in equities (including 10% to 20% in Company stock), and 30% to 60% in cash and debt securities.
In fiscal 2024, the Company will use an expected long-term rate of return on assets assumption of 3.56% for the U.S. domestic pension plan, and 5.74% for the U.K. plan. In determining these assumptions, the Company considers the historical returns and expectations for future returns for each asset class as well as the target asset allocation of the pension portfolio as a whole.
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

The Company contributed $2.4 million in fiscal 2023, of which $1.5 million is in the U.S. and $0.9 million in the U.K. The Company expects to contribute $3.9 million in fiscal 2024 of which $3.0 million is in the U.S. and $0.9 in the U.K. As a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan may be lower than the actuarial valuation. The Company believes that government regulation combined with the actuarial estimates are two important factors and continues to evaluate its contribution into the plans on an ongoing basis.
The table below sets forth the actual asset allocation for the assets within the Company’s plans.

	2023	2022
Asset category:
Cash equivalents	1%	2%
Fixed income	38%	40%
Equities	40%	32%
Mutual and pooled funds	21%	26%
	100%	100%
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
The tables below show the portfolio by valuation category as of June 30, 2023 and June 30, 2022 (in thousands):

June 30, 2023
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$1,326	$—	$—	$1,326	1%
Fixed Income	—	41,145	—	41,145	38%
Equities	42,810	1,338	—	44,148	40%
Mutual & Pooled Funds	—	22,892	—	22,892	21%
Total	$44,136	$65,375	$—	$109,511	100%
Included in equity securities at June 30, 2023 and 2022 are shares of the Company’s ESOP common stock having a fair value of $5.1 million and $3.8 million, respectively.

June 30, 2022
Asset Category	Level 1	Level 2	Level 3	Total	%
Cash Equivalents	$2,620	$—	$—	$2,620	2%
Fixed Income	—	44,562	—	44,562	40%
Equities	33,869	965	—	34,834	32%
Mutual & Pooled Funds	—	28,598	—	28,598	26%
Total	$36,489	$74,125	$—	$110,614	100%

U.S. and U.K. Plans Combined:
The status of these defined benefit plans is as follows (in thousands):

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$134,303	$172,617
Interest cost	5,820	4,113
Exchange rate changes	1,075	(4,985)
Benefits paid	(7,151)	(6,941)
Actuarial (gain) loss	(11,499)	(30,501)
Benefit obligation at end of year	$122,548	$134,303
Change in plan assets
Fair value of plan assets at beginning of year	110,614	135,192
Actual return on plan assets	2,701	(15,941)
Employer contributions	2,449	2,517
Benefits paid	(7,151)	(6,941)
Exchange rate changes	907	(4,213)
Fair value of plan assets at end of year	109,520	110,614
Funded status at end of year	$(13,028)	$(23,689)
Amounts recognized in balance sheet
Current liability	$(2,076)	$(1,157)
Non-current liability	(10,952)	(22,532)
Net amount recognized in balance sheet	$(13,028)	$(23,689)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$6,520	$6,883
Amounts not yet recognized as a component of net periodic benefit cost	6,520	6,883
Accumulated net periodic benefit cost in excess of contributions	(19,548)	(30,572)
Net amount recognized	$(13,028)	$(23,689)
Components of net periodic benefit cost
Interest cost	$5,820	$4,113
Expected return on plan assets	(4,023)	(4,378)
Recognized actuarial loss	(10,451)	57
Net periodic (benefit) cost	$(8,654)	$(208)
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	$(40)	$(57)
Information for pension plans with accumulated benefits in excess of plan assets
Projected benefit obligation	$122,548	$134,303
Accumulated benefit obligation	$122,548	$134,303
Fair value of assets	$109,520	$110,614

U.S. Plan:
The status of the U.S. defined benefit plan is as follows (in thousands):

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$100,580	$124,633
Interest cost	4,571	3,274
Benefits paid	(5,577)	(5,191)
Actuarial loss	(4,585)	(22,136)
Benefit obligation at end of year	$94,989	$100,580
Weighted average assumptions – benefit obligation
Discount rate	5.34%	4.77%
Rate of compensation increase	n/a	n/a
Change in plan assets
Fair value of plan assets at beginning of year	$81,547	$95,848
Actual return on plan assets	8,641	(10,633)
Employer contributions	1,543	1,523
Plan Settlement	—	—
Benefits paid	(5,577)	(5,191)
Fair value of plan assets at end of year	86,154	81,547
Funded status at end of year	$(8,835)	$(19,033)
Amounts recognized in balance sheet
Current liability	$(2,076)	$(1,157)
Non current liability	(6,759)	(17,876)
Net amount recognized in balance sheet	$(8,835)	$(19,033)
Weighted average assumptions – net periodic benefit cost
Discount rate	4.77%	2.69%
Rate of compensation increase	Varies	Varies
Return on plan assets	3.56%	3.56%
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Income (loss)	$8,629	$8,650
Amounts not yet recognized as a component of net periodic benefit cost	8,629	8,650
Accumulated contributions less than net periodic benefit cost	(17,464)	(27,683)
Net amount recognized	$(8,835)	$(19,033)
Components of net periodic benefit cost
Interest cost	$4,571	$3,274
Expected return on plan assets	(2,796)	(3,374)
Settlement (gain) recognized	—	—
Recognized actuarial loss	(10,451)	57
Net periodic (benefit) cost	$(8,676)	$(43)
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Net loss	(40)	(57)
Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$94,989	$100,580
Accumulated benefit obligation	$94,989	$100,580
Fair value of assets	$86,154	$81,547

U.K. Plan:
The status of the U.K. defined benefit plan is as follows (in thousands):

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$33,723	$47,984
Interest cost	1,249	839
Exchange rate changes	1,075	(4,985)
Benefits paid	(1,574)	(1,750)
Actuarial (gain) loss	(6,914)	(8,365)
Benefit obligation at end of year	$27,559	$33,723
Weighted average assumptions - benefit obligation
Discount rate	5.14%	3.82%
Rate of compensation increase	n/a	n/a
Change in plan assets
Fair value of plan assets at beginning of year	$29,068	$39,344
Actual return on plan assets	(5,940)	(5,308)
Employer contributions	906	994
Benefits paid	(1,574)	(1,750)
Exchange rate changes	907	(4,212)
Fair value of plan assets at end of year	23,367	29,068
Funded status at end of year	$(4,192)	$(4,655)
Amounts recognized in balance sheet
Non current liability	(4,192)	(4,655)
Net amount recognized in balance sheet	(4,192)	(4,655)
Weighted average assumptions – net periodic benefit cost
Discount rate	3.82%	1.86%
Rate of compensation increase	n/a	n/a
Return on plan assets	4.30%	2.69%
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss
Accumulated loss	$(2,109)	$(1,766)
Amounts not yet recognized as a component of net periodic benefit cost	(2,109)	(1,766)
Accumulated net periodic benefit cost in excess of contributions	(2,083)	(2,889)
Net amount recognized	$(4,192)	$(4,655)
Components of net periodic benefit cost
Interest cost	1,249	839
Expected return on plan assets	(1,227)	(1,004)
Amortization of net loss	—	—
Net periodic benefit cost	$22	$(165)

Information for plan with accumulated benefits in excess of plan assets
Projected benefit obligation	$27,559	$33,723
Accumulated benefit obligation	$27,559	$33,723
Fair value of assets	$23,367	$29,068

Postretirement Medical and Life Insurance Benefits:
The status of the U.S. postretirement medical and life insurance benefit plan is as follows (in thousands):

	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$1,514	$1,890
Service cost	22	36
Interest cost	70	49
Plan amendments	—	—
Benefits paid	(67)	(95)
Actuarial (gain) loss	(194)	(366)
Benefit obligation at end of year	$1,345	$1,514
Weighted average assumptions: benefit obligations
Discount rate	5.34%	4.77%
Rate of compensation increase	n/a	n/a
Change in plan assets
Employer contributions	67	95
Benefits paid, net of employee contributions	(67)	(95)
Fair value of plan assets at end of year	—	—
Amounts recognized in balance sheet
Current postretirement benefit obligation	$(104)	$(108)
Non-current postretirement benefit obligation	(1,241)	(1,406)
Net amount recognized in balance sheet	$(1,345)	$(1,514)
Weighted average assumptions – net periodic benefit cost
Discount rate	4.77%	2.69%
Rate of compensation increase	n/a	n/a
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Prior service credit	$3,950	$5,424
Accumulated gain (loss)	(810)	(1,181)
Amounts not yet recognized as a component of net periodic benefit cost	3,140	4,243
Net periodic benefit cost in excess of accumulated contributions	(4,485)	(5,757)
Net amount recognized	$(1,345)	$(1,514)
Components of net periodic benefit cost
Service cost	$22	$36
Interest cost	70	49
Amortization of prior service credit	(1,474)	(1,474)
Amortization of accumulated loss	177	189
Net periodic benefit	$(1,205)	$(1,200)
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year
Prior service credit	$(1,474)	$(1,474)
Net loss	123	177
	$(1,351)	$(1,297)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase
	2023	2022
Effect on postretirement benefit obligation	$1	$1

	1% Decrease
	2023	2022
Effect on postretirement benefit obligation	$(1)	$(1)
Future pension and other benefit payments are as follows (in thousands):

Fiscal Year	Pension	Other Benefits
2024	$10,553	$104
2025	8,495	104
2026	8,579	103
2027	8,903	102
2028	8,752	102
After	43,653	487
	$88,935	$1,002

15. DEBT
Debt is comprised of the following (in thousands):

	6/30/2023	6/30/2022
Short-term and current maturities
Loan and Security Agreement (Term Loan)	$1,495	$1,495
Brazil Loans	3,466	5,052
	4,961	6,547
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	1,957	10,252
Loan and Security Agreement (Line of Credit)	2,897	11,397
Brazil Loans	827	3,771
Debt Reacquisition Cost	(408)	(515)
	5,273	24,905
Total Debt	$10,234	$31,452
Future maturities of debt are as follows (in thousands):

Fiscal Year
2024	$4,961
2025	2,248
2026	538
2027	2,897
Thereafter	—
Total	$10,642
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement with HSBC Bank USA. The Company incurred $0.5 million as a result of debt re-acquisition cost and as of June 30, 2023 that balance is $0.4 million.
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

These credit facilities are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million Capital Expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries.

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
The Company’s Brazilian subsidiary loans are backed by the entity’s U.S. dollar denominated export receivables were made with Brazilian Banks. As of June 30, 2023 the following table represents Brazil's outstanding debt (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Itau	4.52%	October 2021	September 2024	2,857
Itau	4.98%	February 2022	February 2024	914
Brazil	4.18%	September 2022	September 2023	53
Brazil	3.80%	September 2022	August 2024	96
Brazil	4.95%	August 2022	July 2025	373
				$4,293

16. COMMON STOCK
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
17. CONTINGENCIES AND COMMITMENTS
The Company is involved in certain legal matters which arise in the normal course of business and we believe it is not reasonably possible such matters would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
While our purchase obligations are generally cancellable without penalty, certain vendors charge cancellation fees or minimum restocking charges based on the nature of the product or service. The Company’s Brazilian subsidiary has been into a long-term, volume-based purchase agreement for electricity which expires in 2023. Under this agreement if the Company purchases more than minimum monthly amount of energy it pays the incremental purchase at market rates. If the Company does not use the monthly amount they sell it back at market rates. In the event we cancel we are subject to $0.6 million. We expect to enter into a new contract beginning in 2024 with the same cancellation fee per year for the three year period.

The Company has executed agreements with certain executive officers of the Company which, upon the occurrence of certain events related to a change in control, call for payments to the executives up to three times their annual salary and accelerated vesting of previously granted restricted stock units and extended health benefits.

18. CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of credit risk as of June 30, 2023. Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries, with none exceeding 10% of related consolidated accounts receivable and sales, respectively.
19. FINANCIAL INFORMATION BY SEGMENT
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

The chief operating decision maker, who is the Company’s President and CEO, allocates resources and assesses performance based on three segments: North America Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM". Balance Sheet information is being excluded because that is not tracked by reportable segment and, therefore, not viewed by the Chief Operating Decision Maker "CODM".

Segment income is measured for internal reporting purposes by excluding restructuring charges, corporate expenses, other income and expense including interest income and interest expense and income taxes. Corporate expenses consist primarily of executive compensation, certain professional fees, and costs associated with the Company’s global headquarters.
The Company consolidates the profit and loss statement by reporting segments and has additionally identified specific product lines for sales and standard gross margins and then relies on allocations to calculate operating income.

Financial results for each reportable segment are as follows (in thousands):

	Year Ended June 30, 2023
	North America Industrial	International Industrial	Global Test & Measurement	Unallocated	Total
Sales[1]	$90,291	$100,872	$65,021	$—	$256,184
Operating income (loss)	2,128	12,488	11,362	(7,062)	18,916

	Year Ended June 30, 2022, As Restated
	North America Industrial	International Industrial	Global Test & Measurement	Unallocated	Total
Sales[2]	$84,186	$108,250	$61,265	$—	$253,701
Operating income (loss)	4,037	15,563	9,018	(7,063)	21,555
______________
1.Excludes $1,729 of NAI segment intercompany sales to the INI segment, $688 of GTM segment intercompany sales to INI, $14,934 intercompany sales of the INI segment to the NAI segment and $1,290 of GTM segment intercompany sales to NAI.
2 Excludes $2,995 of NAI segment intercompany sales to the INI segment, $502 of GTM segment intercompany sales to INI, and $17,388 intercompany sales of the INI segment to the NAI segment and $1,431 of GTM segment intercompany sales to NAI.

20. Subsequent Events
On August 21, 2023 the Company signed a purchase and sale agreement with a third party to acquire property adjacent to the existing Tru-Stone property for a purchase price of $0.9 million.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of June 30, 2023 in connection with the filing of the Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has concluded that as a result of the material weakness described below, the Company’s disclosure controls and procedures were not effective, as of June 30, 2023 and did not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 and determined they were not effective. Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

During the year ended June 30, 2023, in connection with evaluating the error in segment reporting, we identified a material weakness in our internal control. The material weakness in internal control over financial reporting relates to a failure to effectively evaluate the Company’s internal reporting requirements in relation to the disclosure requirements under U.S. GAAP. This material weakness existed in fiscal year 2022 and 2023.

A "material weakness" in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

Remediation Plan for the Material Weakness in Internal Control Over Financial Reporting
The Company is implementing certain changes in our internal controls as of the filing of this report to address the material weakness to include, among others, quarterly monitoring to any changes of the reporting package reviewed by the CODM. The Company reviewed both the guidelines and requirements of ASC 280-Segment Report and is updating internal policies and internal control procedures to address this error. However, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.
Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B - Other Information
The Company is filing its fiscal 2023 10-K as a smaller reporting company. A smaller reporting company is not required to perform Sarbanes Oxley testing of Internal Controls over Financial Reporting.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On September 13, 2023, the Company entered into Amended and Restated Change in Control Agreements (each, a “CIC Agreement”) with John C. Tripp and Emerson T. Leme. Under the terms of the Mr. Tripp’s CIC Agreement, if Mr. Tripp is terminated in connection with a “change in control” (as defined in the CIC Agreements) of the Company, Mr. Tripp is entitled to (i) a lump sum payment equal to two times his annual base salary immediately prior to the change in control plus two times his annual bonus at target, (ii) continued coverage under existing medical, dental, and prescription drug plans for him and his family for 24 months following the change in control and termination of employment, (iii) continued coverage under a director and officer liability policy, (iv) in the event he is terminated for any reason within 24 months of a change in control, a lump sum payment equal to any additional benefits that would have accrued to him under the Company's retirement plan from the date of his termination if he had remained employed with the Company for 24 months following the change in control, and (v) in the event that his employment is not terminated following a change in control, the Company's covenant to continue in effect all retirement plans in which he is a participant immediately prior to a change in control.

Under the terms of the Mr. Leme’s CIC Agreement, if Mr. Leme is terminated in connection with a “change in control” of the Company, Mr. Leme is entitled to (i) a lump sum payment equal to 1.5 times his annual base salary immediately prior to the change in control plus 1.5 times his annual bonus at target, (ii) continued coverage under existing medical, dental, and prescription drug plans for him and his family for 18 months following the change in control and termination of employment, (iii) continued coverage under a director and officer liability policy, (iv) in the event he is terminated for any reason within 18 months of a change in control, a lump sum payment equal to any additional benefits that would have accrued to him under the Company's retirement plan from the date of his termination if he had remained employed with the Company for 18 months following the change in control, and (v) in the event that his employment is not terminated following a change in control, the Company's covenant to continue in effect all retirement plans in which he is a participant immediately prior to a change in control. No estimate of the value of this benefit is available at this time.

Additionally, pursuant to the terms of their respective CIC Agreements in the event of a change in control of the Company (and notwithstanding any change in employment with the Company), Messrs. Tripp and Leme are each entitled to full acceleration of their options to purchase stock of the Company (including the right to participate in any stage of a tender offer) and full acceleration of their time and performance based unvested restricted stock units. Among other triggering events set forth in the definition of “change in control” in the CIC Agreements, a change in control of the Company will occur if any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding voting securities or more than 50% of the total fair market value of the Company.

The foregoing descriptions of the respective CIC Agreements do not purport to be complete and are subject to, and qualified in their entirety by, the full text of each of the CIC Agreements, which are incorporated into this Item 9B by reference to Exhibit 10g and 10h of this Annual Report on Form 10-K.
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
Item 11 - Executive Compensation
The information concerning management remuneration will be contained under the heading “General Information Relating to the Board of Directors and Its Committees,” and in Sections C-H of Part I of the Company’s 2023 Proxy Statement, and is hereby incorporated by reference.
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

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compen- sation Plans (Ex- cluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	50,742	7.2	467,362
Equity compensation plans not approved by security holders	—	—	—
Total	50,742	7.2	467,362
(b) Security ownership of certain beneficial owners:
The information concerning a more than 5% holder of any class of the Company’s voting shares will be contained under the heading “Security Ownership of Certain Beneficial Owners” in Section I of Part I of the Company’s 2023 Proxy Statement, and is hereby incorporated by reference.
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

PART IV
Item 15 – Exhibits, Financial Statement Schedules
1.Financial statements filed in Item 8 of this annual report:
Consolidated Balance Sheets at June 30, 2023 and June 30, 2022
Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2023.
Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2023.
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended June 30, 2023.
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2023.
Notes to Consolidated Financial Statements
2.The following consolidated financial statement schedule of the Company included in this annual report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately before the Exhibit Index:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Schedule II
Valuation and Qualifying Accounts
Allowance for Credit Losses

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period
Year Ended June 30, 2023	$796	$251	$55	$(653)	$449
Year Ended June 30, 2022	$666	$152	$(27)	$5	$796
Valuation Allowance on Deferred Tax Asset

(in 000)	Balance at Beginning of Period	Provisions	Charges to Other Accounts	Write-offs	Balance at End of Period
Year Ended June 30, 2023	$8,950	$(5,022)	$—	$—	$3,928
Year Ended June 30, 2022	$8,759	$191	$—	$—	8,950
All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.
3.See Exhibit Index below. Compensatory plans or arrangements are identified by an “*”.
(b)See Exhibit Index below.
(c)Not applicable.
Item 16 – Form 10-K Summary
None
THE L.S. STARRETT COMPANY AND SUBSIDIARIES - EXHIBIT INDEX

Exhibits
3a	Restated Articles of Organization as amended, filed as Exhibit 3a with the Company's Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 001-00367) filed on September 12, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed as Exhibit 3 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 001-00367) filed on February 7, 2013, is hereby incorporated by reference.

4a	Rights Agreement November 2, 2010, by and between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed as Exhibit 4 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, (File No. 001-00367) filed on November 4, 2010, is hereby incorporated by reference.

4b	Amendment No. 1 to Rights Agreement dated February 5, 2013, by and between the Company and Computershare Shareowner Services LLC, as Rights Agent, filed as Exhibit 4 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, (File No. 001-00367) filed on February 7, 2013, is hereby incorporated by reference.

4c	Description of Securities of the Company, filed herewith.

10a	Form of indemnification agreement with directors and executive officers, filed as Exhibit 10b with the Company’s Annual Report on Form 10-K for the year ended June 29, 2002, (File No. 001-00367) filed August 16, 2002, is hereby incorporated by reference

10b*	The L.S. Starrett Company 401(k) Stock Savings Plan (2001 Restatement), filed as Exhibit 10d with the Company’s Annual Report on Form 10-K for the year ended June 29, 2002 (File No. 001-00367) filed on August 16, 2002, is hereby incorporated by reference.

10c*	The L.S. Starrett Company Employee Stock Ownership Plan and Trust Agreement, as amended, filed as Exhibit 10d with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, (File No. 001-00367) filed on September 12, 2012, is hereby incorporated by reference.

10d*	Amendment dated April 1, 2003 to The L.S. Starrett Company 401(k) Stock Savings Plan, filed as Exhibit 10f with the Company’s Annual Report on Form 10-K for the year ended June 28, 2003, (File No. 001-00367) filed on September 2, 2003, is hereby incorporated by reference.

10e*	Amendment dated October 20, 2003 to The L.S. Starrett Company’s 401(k) Stock Savings Plan, filed as Exhibit 10g with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, (File No. 001-00367) filed November 7, 2003, is hereby incorporated by reference.

10f*	Change in Control Agreement, dated January 16, 2009, between the Company and Douglas A. Starrett, filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2008, (File No. 001-00367) filed on February 5, 2009 is hereby incorporated by reference.

10g*	Change in Control Agreement, dated September 13, 2022, by and between the Company and Emerson T. Leme filed herewith.
10h*	Change in Control Agreement, dated September 13, 2022, by and between the Company and John C. Tripp, filed herewith.

10i*	The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, filed as Exhibit 10.7 with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, (File No. 001-00367) filed May 10, 2013 is hereby incorporated by reference.
10j*	First Amendment to The L. S. Starrett Company 2013 Employee Stock Ownership Plan and Trust Agreement, dated December 31, 2013, filed as Exhibit 10n with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 (File No. 001-00367) filed on September 10, 2014, is hereby incorporated by reference.

10k*	The L.S. Starrett Company 2012 Employees’ Stock Purchase Plan, filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10l*	The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed as Exhibit 4.2 with the Company’s Registration Statement on Form S-8 (File No. 333-184934) filed on November 14, 2012, is hereby incorporated by reference.

10m*	Form of Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed as Exhibit 10.3 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, (File No. 001-00367) filed on February 7, 2013, is hereby incorporated by reference.

10n*	Form of Director Non-Statutory Stock Option Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed as Exhibit 10.4 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, (File No. 001-00367) filed on February 7, 2013, is hereby incorporated by reference.

10o*	Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed as Exhibit 10.5 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, (File No. 001-00367) filed February 7, 2013 is hereby incorporated by reference

10p*	Form of Director Restricted Stock Unit Agreement under The L.S. Starrett Company 2012 Long-Term Incentive Plan, filed as Exhibit 10.6 with the Company’s Quarterly Report Form 10-Q for the quarter ended December 31, 2012, (File No. 001-00367) filed February 7, 2013 is hereby incorporated by reference.

10q*	The L.S. Starrett Company 2017 Employees’ Stock Purchase Plan, filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 (File No. 333-221598) filed on November 16, 2017, is hereby incorporated by reference.

10r*	Amended and Restated Loan and Security Agreement dated June 25, 2020 by and among the Company, Tru-Stone Technologies, Inc. Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and TD Bank, N.A., filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K (File No. 001-00367) filed on July 1, 2020, is hereby incorporated by reference

10s	First Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2020, by and among the Company, Tru-Stone Technologies, Inc. Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and TD Bank, N.A., filed as Exhibit 10t with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-00367) filed on September 22, 2020, is hereby incorporated by reference.

10t*	The L.S. Starrett Company 2021 Long-Term Incentive Plan, filed as Exhibit 4.1 with the Company's Registration Statement on Form S-8 (File No. 333-261846) filed on December 22, 2021, is hereby incorporated by reference.

10u*	Form of Restricted Stock Unit Agreement under The L.S. Starrett Company 2021 Long-Term Incentive Plan, filed herewith.

10v*	Form of Director Restricted Stock Unit Agreement under The L.S. Starrett Company 2021 Long-Term Incentive Plan, filed herewith.

10w	Loan and Security Agreement dated April 29, 2022, by and among the Company, Tru-Stone Technologies, Inc., Starrett Kinemetric Engineering, Inc. and Starrett Bytewise Development, Inc. and HSBC Bank USA, National Association, filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K (File No. 001-00367) filed on April 29, 2022, is hereby incorporated by reference.
10x*	The L.S. Starrett Company 2022 Employees’ Stock Purchase Plan, filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (File No. 001-00367) filed February 6, 2023 is hereby incorporated by reference.
21	Subsidiaries of the Company, filed as Exhibit 21 with the Company’s Annual Report on Form 10-K (File No. 001-00367) filed on September 2, 2021, is hereby incorporated by reference.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31a	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31b	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), filed herewith.

101
The following materials from The L. S. Starrett Company Annual Report on Form 10-K for the year ended June 30, 2023 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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
Date: September 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, September 15, 2023 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, September 15, 2023 Director

By: /S/ JOHN C. TRIPP	/S/SCOTT W. SPROULE
John C. Tripp, September 15, 2023 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Scott W. Sproule, September 15, 2023 Director

/S/DEBORAH R. GORDON	/S/CHRISTOPHER C. GAHAGAN
Deborah R. Gordon, September 15, 2023 Director	Christopher C. Gahagan, September 15, 2023 Director

/S/ CHARLES J. ALPUCHE
Charles J. Alpuche, September 15, 2023 Director