Form 10-K/A
period 2023-06-30
STARRETT L S CO
filed 2023-09-27
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE
The L.S. Starrett Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, which was initially filed with the U.S. Securities and Exchange Commission on September 15, 2023 (the “Original 2023 Form 10-K”). The purpose of this Amendment No. 1 is solely to correct the inadvertent omission of two tables from Note 19. FINANCIAL INFORMATION BY SEGMENT included in Item 8 in the Original 2023 Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31a, 31b and 32 to this Amendment No. 1. The consent of Grant Thornton LLP, our independent registered public accounting firm, is also filed as Exhibit 23 to this Amendment No. 1.

Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date of the Original 2023 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.

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
Geographic information about the Company’s sales and long-lived assets are as follows (in thousands):

Sales	Year Ended June 30,
	2023	2022
North America
United States	$143,752	$133,615
Canada & Mexico	8,272	7,855
	152,024	141,470
International
Brazil	77,195	75,873
United Kingdom	13,200	20,331
China	7,100	7,840
Australia & New Zealand	6,665	8,187
	104,160	112,231
Total Sales	$256,184	$253,701

Long-lived Assets	Year Ended June 30,
	2023	2022
North America
United States	$31,097	$30,202
Canada & Mexico	65	62
	31,162	30,264
International
Brazil	16,828	15,359
United Kingdom	673	362
China	4,154	5,239
Australia & New Zealand	727	352
	22,382	21,312

Total Long-Lived Assets	$53,544	$51,576
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
Date: September 27, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/DOUGLAS A. STARRETT	/S/THOMAS J. RIORDAN
Douglas A. Starrett, September 27, 2023 President and CEO and Director (Principal Executive Officer)	Thomas J. Riordan, September 27, 2023 Director

By: /S/ JOHN C. TRIPP	/S/SCOTT W. SPROULE
John C. Tripp, September 27, 2023 Treasurer and Chief Financial Officer (Principal Accounting Officer)	Scott W. Sproule, September 27, 2023 Director

/S/DEBORAH R. GORDON	/S/CHRISTOPHER C. GAHAGAN
Deborah R. Gordon, September 27, 2023 Director	Christopher C. Gahagan, September 27, 2023 Director

/S/ CHARLES J. ALPUCHE
Charles J. Alpuche, September 27, 2023 Director