Form 10-Q
period 2023-09-30
STARRETT L S CO
filed 2023-11-13
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	October 24, 2023
Class A Common Shares	6,934,387
Class B Common Shares	549,319

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”). You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2023.

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

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data) (unaudited)

	9/30/2023	6/30/2023
ASSETS
Current assets:
Cash	$12,529	$10,454
Accounts receivable (less allowance for credit losses of $508 and $449, respectively)	34,506	36,611
Inventories	65,126	65,414
Prepaid expenses and other current assets	9,859	9,723
Total current assets	122,020	122,202

Property, plant and equipment, net	42,600	39,375
Right of use assets	4,630	4,931
Deferred tax assets, net	17,313	17,056
Intangible assets, net	4,774	4,672
Goodwill	1,015	1,015
Other assets	3,417	3,551
Total assets	$195,769	$192,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,270	$4,961
Current lease liability	1,625	1,689
Accounts payable	16,587	15,047
Accrued expenses	11,646	11,579
Accrued compensation	6,379	6,287
Total current liabilities	41,507	39,563

Other tax obligations	2,859	2,884
Long-term lease liability	3,149	3,423
Long-term debt, net of current portion	7,944	5,273
Postretirement benefit and pension obligations	11,320	12,192
Total liabilities	66,779	63,335
Contingencies (Note 12)

Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 8,340,540 issued, and 6,932,646 outstanding at September 30, 2023 and 8,265,033 issued and 6,853,673 outstanding at June 30, 2023)	6,933	6,854
Class B Common stock $1 par (10,000,000 shares authorized; 851,907 issued 551,039 outstanding at September 30, 2023 and 875,192 issued and 576,396 outstanding at June 30, 2023)	551	576
Additional paid-in capital	57,813	57,825
Retained earnings	114,067	112,147
Accumulated other comprehensive loss	(50,374)	(47,935)
Total stockholders' equity	128,990	129,467
Total liabilities and stockholders’ equity	$195,769	$192,802

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended
	9/30/2023	9/30/2022

Net sales	$60,636	$60,461
Cost of goods sold	41,100	40,261
Gross profit	19,536	20,200
% of Net sales	32.2%	33.4%

Restructuring charges	—	190
Selling, general and administrative expenses	17,077	16,294

Operating income	2,459	3,716

Other (expense)	(365)	(676)

Income before income taxes	2,094	3,040

Income tax expense	174	984

Net income	$1,920	$2,056

Basic income per share	$0.26	$0.28
Diluted income per share	$0.25	$0.27

Weighted average outstanding shares used in per share calculations:
Basic	7,437	7,304
Diluted	7,608	7,505

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	9/30/2023	9/30/2022

Net income	$1,920	$2,056
Other comprehensive (loss):
Currency translation (loss), net of tax	(2,405)	(2,806)
Pension and postretirement plans, net of tax	(34)	(25)
Other comprehensive (loss)	(2,439)	(2,831)

Total comprehensive (loss)	$(519)	$(775)

See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)
For the Three Month Period Ended September 30, 2023:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2023	$6,854	$576	$57,825	$112,147	$(47,935)	$129,467
Total comprehensive income (loss)	—	—	—	1,920	(2,439)	(519)
Repurchase of shares	—	(2)	(21)	—	—	(23)
Stock-based compensation	56	—	9	—	—	65
Conversion	23	(23)	—	—	—	—
Balance September 30, 2023	$6,933	$551	$57,813	$114,067	$(50,374)	$128,990

Accumulated balance consists of:
Translation loss					$(58,245)
Pension and postretirement plans, net of taxes					7,871
					$(50,374)

For the Three Month Period Ended September 30, 2022:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)	$102,429
Total comprehensive income (loss)	—	—	—	2,056	(2,831)	(775)
Repurchase of shares	—	(1)	(5)	—	—	(6)
Stock-based compensation	76	—	109	—	—	185
Conversion	12	(12)	—	—	—	—
Balance September 30, 2022	$6,771	$597	$57,247	$91,115	$(53,897)	$101,833

Accumulated balance consists of:
Translation loss					$(62,881)
Pension and postretirement plans, net of taxes					8,984
					$(53,897)
See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Three Months Ended
	9/30/2023	9/30/2022

Cash flows from operating activities:

Net income	$1,920	$2,056

Non-cash operating activities:
Depreciation	1,377	1,288
Amortization	260	363
Stock-based compensation	65	185
Net long-term tax obligations	23	18
Deferred taxes	(454)	356
Postretirement benefit and pension obligations	153	162
Working capital changes:
Accounts receivable	1,057	3,135
Inventories	(892)	(5,022)
Other current assets	(370)	(1,740)
Other current liabilities	2,511	31
Prepaid pension expense	(903)	(263)
Other	71	59
Net cash provided by operating activities	4,818	628

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,145)	(960)
Software development	(367)	(202)
Net cash (used in) investing activities	(3,512)	(1,162)

Cash flows from financing activities:
Proceeds from line of credit borrowings	2,000	575
Term debt repayments	(1,047)	(2,663)
Shares repurchased	(23)	(6)
Net cash provided by (used in) financing activities	930	(2,094)

Effect of exchange rate changes on cash	(161)	7

Net increase (decrease) in cash	2,075	(2,621)
Cash, beginning of period	10,454	14,523
Cash, end of period	$12,529	$11,902

Supplemental cash flow information:
Interest paid	$150	$374
Income taxes paid, net	987	2,244
Property and equipment acquired through term-loan borrowings	2,000	—
See Notes to Unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
Note 1:    Basis of Presentation and Summary of Significant Accounting Policies
The unaudited Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2023 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited Condensed Consolidated Financial Statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2023. The balance sheet as of June 30, 2023 has been derived from the audited Consolidated Financial Statements as of and for the year ended June 30, 2023. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
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
Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 10 and 11 to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for financial assets and liabilities held at carrying amount on the unaudited Condensed Consolidated Balance Sheet.
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the consolidated financial statements and accompanying notes. Note 2 within the notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K, as amended, for the year ended June 30, 2023 describes the significant accounting policies and methods used in the preparation of the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Note 2:    Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the condensed consolidated financial statements entitled “Financial Information by Segment” included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2023. The chief operating decision maker, who is the Company’s President and CEO, allocates resources and assesses performance based on three segments: North America Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM".
Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report on Form 10-K, as amended for the year ended June 30, 2023. Financial results for each reportable segment are as follows (in thousands):

	NAI	INI	GTM	Unallocated	Total
Three Months Ended September 30, 2023

Sales[1]	$19,470	$25,374	$15,792	$—	$60,636

Operating Income (Loss)	$(683)	$2,760	$2,371	$(1,989)	$2,459

Three Months Ended September 30, 2022

Sales[2]	$22,371	$23,299	$14,791	$—	$60,461

Operating Income (Loss)	$700	$2,880	$2,278	$(2,142)	$3,716
1.Excludes $334 of NAI segment intercompany sales to the INI segment, $78 of GTM segment intercompany sales to the INI segment, $3,475 of INI segment intercompany sales to NAI and $202 of GTM intercompany sales to NAI.
2.Excludes $652 of NAI segment intercompany sales to the INI segment, $275 of GTM segment intercompany sales to the INI segment, $4,626 of INI segment intercompany sales to NAI and $409 of GTM intercompany sales to NAI.

Note 3:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the unaudited Condensed Consolidated Balance Sheet. As of September 30, 2023, and June 30, 2023, the balance of the return asset was $0.2 million and $0.1 million, respectively, and the balance of the refund liability was $0.3 million and $0.2 million, respectively. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the unaudited Condensed Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.3 million and $0.3 million at September 30, 2023 and June 30, 2023, respectively, located in Accounts Payable in the unaudited Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in three reportable segments: NAI, INI and GTM. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	9/30/2023	9/30/2022
North America
United States	$32,777	$34,272
Canada & Mexico	1,758	2,212
	34,535	36,484
International
Brazil	19,430	17,248
United Kingdom	3,535	3,201
China	1,456	1,686
Australia & New Zealand	1,680	1,842
	26,101	23,977

Total Sales	$60,636	$60,461
Note 4:    Leases
Operating lease expense amounted to $0.5 million and $0.5 million for three months period ended September 30, 2023 and 2022. As of September 30, 2023, the Company’s right-of-use "ROU" assets, lease obligations and remaining cash commitment on these leases were as follows (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Operating leases	$4,630	$4,773	$5,486
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 3.1 years. As of September 30, 2023, the Company’s financing leases are not material. The foreign exchange impact affecting the operating leases are, also, not material.
There are no significant changes to fiscal year minimum operating lease commitments as reported in Note 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the period ended June 30, 2023.
Note 5:    Stock-based Compensation
Compensation expense related to all stock-based plans for the three-month period ended September 30, 2023 was $0.1 million recorded and adjusted down for cancelled performance shares and for the three-month period ended 2022 as $0.1 million.
Note 6:    Inventories
Inventories consist of the following (in thousands):

	9/30/2023	6/30/2023
Raw material and supplies	$36,975	$36,402
Goods in process and finished parts	20,153	20,978
Finished goods	34,305	34,414
	91,433	91,794
LIFO Reserve	(26,307)	(26,380)
Total Inventory	$65,126	$65,414

Of the Company’s $65.1 million and $65.4 million total inventory at September 30, 2023 and June 30, 2023, respectively, the $26.3 million and $26.4 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $37.8 million on a FIFO basis and $11.5 million on a LIFO basis at September 30, 2023. The Core U.S. business had total Inventory, on a FIFO basis, of $38.1 million and $11.7 million on a LIFO basis as of June 30, 2023. The use of LIFO, as compared to FIFO, resulted in a $0.1 million decrease in cost of sales for the goods sold in the three month period ended September 30, 2023 compared to $0.3 million decrease in the three month period ended September 30, 2022.
Note 7:    Goodwill and Intangible Assets
Amortizable intangible assets consist of the following (in thousands):

	9/30/2023	6/30/2023
Trademarks and trade names	$2,070	$2,070
Customer relationships	630	630
Software development	9,429	11,149
Other intangible assets	101	105
Gross intangible assets	12,230	13,954
Accumulated amortization and impairment	(7,456)	(9,282)
Net intangible assets	$4,774	$4,672
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for trademark and trade name assets.
The goodwill gross balance at September 30, 2023 was $4.7 million and accumulated impairment of $3.7 million. There was no change to goodwill in the three months ended September 30, 2023 and the balance is a net $1.0 million.
Note 8: Accrued Expenses (in thousands):

	09/30/2023	06/30/2023
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$2,893	$2,590
Income taxes	192	509
Professional fees	2,412	2,237
Other	1,319	1,499
Current portion pension cost	2,215	2,216
Taxes other than income tax	1,950	1,888
Workers compensation and employee deposits	377	491
Freight	288	149
Total	$11,646	$11,579
Note 9:     Pension and Post-retirement Benefits
The Company has two defined benefit pension plans, one for U.S. employees which was frozen for new participants in 2016 and another for U.K. employees frozen for new participants in 2009. The Company has a postretirement medical insurance benefit plan for U.S. employees which remains open. The Company also has defined contribution plans.
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense) in the unaudited Condensed Consolidated Statements of Operations except for service cost. Service cost are in cost of sales and selling, general and administrative expenses allocated on headcount. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended
	9/30/2023	9/30/2022
Interest cost	1,552	1,482
Expected return on plan assets	(1,098)	(1,032)
Amortization of net loss	10	10
	$464	$460
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended
	9/30/2023	9/30/2022
Service cost	$5	$6
Interest cost	17	18
Amortization of prior service credit	(369)	(369)
Amortization of net loss	31	44
	$(316)	$(301)
For the three months ended September 30, 2023, the Company contributed $0.6 million in the U.S. and $0.2 million in the UK pension plans. Based upon the actuarial valuations performed on the Company’s defined benefit plans the contribution for fiscal 2024 for the U.S. plans requires a contribution of $3.0 million and the U.K. plan requires one of $0.9 million. However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan in fiscal 2024 can be lower. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, may contribute more than the federal requirement. The Company contributed $2.2 million in total during fiscal year 2023, with $1.4 million in the U.S. and $0.8 million in the U.K.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	9/30/2023	6/30/2023
Short-term and current maturities
Loan and Security Agreement (Term Loan)	$2,168	$1,495
Brazil Loans	3,102	3,466
Subtotal short-term and current maturities	5,270	4,961
Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	3,284	1,957
Loan and Security Agreement (Line of Credit)	4,897	2,897
Brazil Loans	145	827
Debt Reacquisition Cost	(382)	(408)
Subtotal long-term debt	7,944	5,273
Total Debt	$13,214	$10,234
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA (the "Lender"). The Company incurred debt re-acquisition cost of $0.5 million which are recorded net of debt and amortized over five years.

These credit facilities are comprised of a $30 million revolving Loan and Security Agreement Line of Credit ("Line of Credit") with a $10 million uncommitted accordion provision, a Loan and Security Agreement Term Loan ("the Term Loan") with original principal of $12.1 million and a $7 million Capital Expenditure draw down credit facility (collectively, the "Facilities"). The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries.

The interest rate on the Facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three months Secured Overnight Financing Rate, ("SOFR)". The Facilities mature on April 29, 2027.

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

In Brazil affecting the need for borrowing, the Company historically had a build-up of ICMS (which translates to "Tax on Commerce and Services"). The Company has changed the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at that rate again. The ICMS balance as of June 30, 2023 was $4.9 million and $4.8 million as of September 30, 2023. The balance is located on the unaudited Condensed Consolidated Balance Sheets in prepaid expenses and other current assets.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of September 30, 2023 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Itau	4.52%	October 2021	September 2024	$2,286
Itau	4.98%	February 2022	February 2024	609
Brasil	4.95%	August 2022	July 2025	289
Brasil	3.80%	September 2022	August 2024	63

				$3,247

Note 11:     Income Taxes

Tax expense for the three month period ended September 30, 2023 was $0.2 million on profit before tax of $2.1 million (an effective tax rate of 8%). During the three months ended September 30, 2023 the Company recorded a discrete tax benefit of $0.7 million primarily related to IRS Notice 2023-55 released in July 2023, which grants taxpayers temporary relief from applying these final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023. Excluding this discrete tax benefit recorded, the effective tax rate for the three months ended September 30, 2023 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, foreign losses not benefitted, and non-creditable foreign withholding tax.

Tax expense for the three month period ended September 30, 2022 was $1.0 million on profit before tax of $3.0 million (an effective tax rate of 32%). The effective tax rate for the three month period ended September 30, 2022 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits and permanent deductions generated from research expenses.

The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards and certain state net operating loss carryforwards and a full valuation allowance against deferred tax assets generated in China and Australia at September 30, 2023 and June 30, 2023. The Company had long term tax obligations related primarily to transfer pricing adjustments at September 30, 2023 and June 30, 2023.

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

Please see Note 2 to the unaudited Condensed Consolidated Financial Statement in this Quarterly Report on this Form 10-Q regarding segment results of operations. Our business is organized into three reportable segments between North American Industrial "NAI", International Industrial, "INI", and the Global Test and Measurement, "GTM". Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 2. These tables below are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling U.S. GAAP operating income and adjusted operating income.
Three months ended September 30, 2023 and September 30, 2022
The following table represents key results of operations on a consolidated basis for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended
(Amounts in thousands)	9/30/2023	09/30/2022	$ Change favorable (unfavorable)	% Change
Net sales	$60,636	$60,461	$149	0.2%
Gross profit	19,536	20,200	(664)	(3.3)%
% of net sales	32.2%	33.4%

Restructuring charges	—	190	190	(100.0)%
Selling, general and administrative expenses	17,077	16,294	(783)	(4.8)%
% of net sales	28.2%	27.3%

Operating income	2,459	3,716	(1,249)	(33.6)%

Other (expense), net	(365)	(676)	311	(46.0)%

Income before income taxes	2,094	3,040	(946)	(31.1)%

Income tax expense	174	984	810	82.3%

Net income	$1,920	$2,056	$(136)	(6.6)%

GAAP to Non-GAAP reconciliation:
	Three Months Ended
(Amounts in thousands)	09/30/23	09/30/22	$ Change favorable (unfavorable)	% Change
Operating income as reported	$2,459	$3,716	$(1,257)	(33.8)%
Add back restructuring charges	—	190	(190)	(100.0)%
Non- GAAP adjusted operating income	$2,459	$3,906	$(1,918)	(49.1)%

Key Results by Reporting Segment

	Three Months Ended September 2023					Three Months Ended September 2022
(Amounts in thousands)	NAI	INI	GTM	Corporate	Total	NAI	INI	GTM	Corporate	Total
Net sales	$19,470	$25,374	$15,792	$—	$60,636	$22,371	$23,299	$14,791	—	$60,461
Gross profit	3,928	9,776	5,832	—	19,536	5,415	8,952	5,833	—	20,200
% of net sales	20.2%	38.5%	36.9%		32.2%	24.2%	38.4%	39.4%	—	33.4%
Restructuring charges	—	—	—	—	—	—	—	—	190	190
Selling, general and administrative expenses	4,611	7,016	3,461	1,989	17,077	4,715	6,072	3,555	1,952	16,294
% of net sales	23.7%	27.7%	21.9%		28.2%	21.1%	26.1%	24.0%	—	26.9%
Operating (loss) income	$(683)	$2,760	$2,371	$(1,989)	$2,459	$700	$2,880	$2,278	$(2,142)	$3,716
% of net sales	(3.5)%	10.9%	15.0%		4.1%	3.1%	12.4%	15.4%	—	6.1%

Non-GAAP Measure Reconciliation: Fiscal 2024 Q1 "Currency Neutral" Net Sales

	Three months ended
(Amounts in Thousands)	9/30/2023	9/30/2022	$ Change	% Change
Net Sales, as reported	$60,636	$60,461	$175	0.3%
Currency Neutralizing Adjustment*	(1,574)	—	(1,574)	(2.6)%
Q1 FY24 Currency Neutral Net Sales	59,062	60,461	(1,399)	(2.3)%
NAI Net Sales, as reported	20,432	22,371	(1,939)	(8.7)%
Currency Neutralizing Adjustment*	(93)	—	(93)	(0.4)%
Q1FY24 Currency Neutral NAI Net Sales	20,339	22,371	(2,032)	(9.1)%
INl Net Sales, as reported	25,655	23,299	2,356	10.1%
Currency Neutralizing Adjustment*	(1,449)	—	(1,449)	(6.2)%
Q1FY24 Currency Neutral INI Net Sales	24,206	23,299	907	3.9%
GTM Net Sales, as reported	14,549	14,791	(242)	(2)%
Currency Neutralizing Adjustment*	(32)	—	(32)	100%
Q1FY24 Currency Neutral GTM Net Sales	$14,517	$14,791	$(274)	(2)%
*"Currency Neutralizing Adjustment" = Change when converting Q1FY24 sales in non USD functional currencies at the same exchange rates used in the comparison period.
Overview
Net Sales for the three months ended September 30, 2023 and September 30, 2022 were $60.6 million and $60.5 million, respectively, an increase of $0.1 million or 0.3%. An increase to net sales due to pricing actions of 2.9% and a positive foreign exchange impact of 2.6% was offset by volume and mix declines totaling 5.2% compared to the prior year quarter. Consolidated gross profit was down $0.7 million or 3.3% versus prior year to $19.5 million for the three months ended September 30, 2023. Gross margin was 32.2% of sales in the three months ended September 30, 2023 versus 33.4% during the prior year. Selling, General and Administrative expenses have increased overall by $0.8 million or 4.8% versus prior year to $17.1 million in the three months ended September 30, 2023. In the three months ended September 30, 2023 operating income was $2.5 million, a $1.2 million or a 33.6% reduction versus September 30, 2022 during which we reported operating income of $3.7 million.
The U, S. Dollar has weakened since the prior year, predominately against the Brazilian Real, favorably impacting the translation of the Brazilian Real into United States Dollars. Currency neutral net sales for the three months ended September 30, 2023 would have been $59.1 million, representing a decline of $1.6 million or 2.3%, by using the exchange rates of the period ended September 30, 2022.
Net Sales
In the three months ended September 30, 2023 consolidated net sales were $60.6 million, with NAI net sales of $19.5 million. INI net sales of $25.4 million and GTM net sales of $15.8 million. In the three months ended September 30, 2023 NAI net sales decreased $2.9 million or 13.0% from $22.4 million in the three months ended September 30, 2022, While incoming orders remain stable and backlog healthy at over $10 million, NAI sales have been negatively impacted by low factory utilization and output of the measuring tools plant due to labor challenges. INI net sales increased $2.1 million or 8.9% from $23.3 million in the three months ended September 30, 2022. This increase is partially due to increased volumes in Brazil and Europe buoyed by new product introductions, and by favorable FX translation as the US Dollar has weakened since the comparative period. GTM net sales increased in the three months ended September 30, 2023 by $1.0 million or 6.8% from $14.8 million net sales in the three months ended September 30, 2022, and continue to be supported by high demand for our precision granite products. Currency neutral net sales consolidated would have been $59.1 million in the three months ended September 30, 2022, as referenced in the table above. Currency neutral net sales adjustments for the three months September 30, 2023 would lower net sales by $0.1 million in NAI, $1.4 million in INI.
Gross Profit
Gross profit of $19.5 million in the three months ended September 30, 2023 decreased $0.7 million or 3.3% over the three months ended September 30, 2022 of $20.2 million. In the three months ended September 30, 2023 gross margin was 32.2% compared to 33.4% for the three months ended September 30, 2022.

In the three months ended September 30, 2023, NAI gross profit decreased $1.5 million or 27.5% to $3.9 million, or 20.2% of sales from $5.4 million, or 24.2% of sales in the three months ended September 30, 2022. This is a result of the aforementioned headwinds in our measuring tool production facility. INI gross profit increased $0.8 million or 9.2% to $9.8 million, or 38.5% of sales, compared to $9.0 million, or 38.4% of sales in the three months ended September 30, 2022. GTM gross profit remained flat at $5.8 million on $1.0 million more in sales with gross margin at 36.9% in the three months ended September 30, 2023 as compared to 39.4% in the three months ended September 30, 2022. This is partially due to mix, as sales of our higher margin in-line laser measuring systems has declined as a result of the U.S. automotive strikes that temporarily paused capital spending across the sector.
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $17.1 million in the three months ended September 30, 2023 increased $0.8 million or 4.8% over the three months ended September 30, 2022 at $16.3 million. About half of this increase is due to the impact of the translation of foreign currencies into United States Dollars, notably the Brazilian Real. Overall, selling, general and administrative expenses as a percentage of sales increased as the company reinvested globally. Selling, general and administrative expenses were 28.2% in the three months ended September 30, 2023, compared to 27.3% including $0.2 million in restructuring in the three months ended September 30, 2022. NAI increased $0.1 million or 2.2% from 21.1% of sales to 23.7% of sales. INI selling, general and administrative expenses increased $0.9 million or 10.5% as expenses increased as a percentage of sales to 27.7% from 26.1% of sales during the comparative period. GTM selling, general and administrative expenses decreased in the three months ended September 30, 2023 $0.1 million or 2.6% to $3.5 million as compared to the three months ended September 30, 2022 of $3.6 million. Corporate expenses remained flat at $2.0 million in the three months ended September 30, 2023 compared the three months ended September 30, 2022.
Income Taxes
In the three months ended September 30, 2023, the Company recognized income tax expense of $0.2 million on profit before tax of $2.1 million (an effective tax rate of 8%) as compared to income tax expense of $1.0 million on profit before tax of $3.0 million (an effective tax rate of 32%), in the three months ended September 30, 2022. The lower effective tax rate in the three months ended September 30, 2023, when compared with the three months ended September 30, 2022 is primarily due to a discrete tax benefit of $0.7 million related to IRS Notice 2023-55 released in July 2023, which grants taxpayers temporary relief from applying these final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023, offset by certain foreign losses not benefited for the three months ended September 30, 2023.
Other Income and Net Income
Other expense in the three months ended September 30, 2023 and September 30, 2022 was $0.4 million and $0.7 million, respectively. Exchange gain was $0.1 million in the three months ended September 30, 2023 and exchange loss was $0.4 million in the three months ended September 30, 2022. The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2023 and 2022 was 8.9% and 4.2%, respectively.
In the three months ended September 30, 2023 net income was $1.9 million, $0.1 million or 6.6% lower than net income of $2.1 million in the three months ended September 30, 2022. Dilutive earnings per share for the three months ended September 30, 2023 and 2022 were $0.25 and $0.27, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Three Months Ended
	9/30/2023	9/30/2022

Cash provided by operating activities	$4,818	$628
Cash (used in) investing activities	(3,512)	(1,162)
Cash provided by (used in) financing activities	930	(2,094)
Effect of exchange rate changes on cash	(161)	7

Net increase (decrease) in cash	$2,075	$(2,621)

Net cash flows used in the three months ended September 30, 2023 was $2.1 million. Cash provided by operations was $4.8 million resulting from net income of $1.9 million, increases in accounts receivable of $1.1 million partially due to higher sales, and in other current liabilities of $2.5 million driven by accounts payable and partially offset by a decrease of $0.9 million in inventories. Cash used in investing activities was $3.5 million as a result of $3.1 million in capital expenditures and $0.4 million in software development while cash provided by financing activities amounted to $0.9 million as we borrowed $2.0 million and repaid $1.1 million.

We believe we maintain sufficient liquidity and that existing cash and cash expected to be provided by future operating activities and available credit are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months from the date of the financial statements included in this Quarterly Report on Form 10-Q.
We have implemented a $5 million expansion at our precision granite manufacturing facility in Waite Park, MN in order to meet continued high demand for our products. The project is nearing completion and is expected to be completed during fiscal year 2024. It is being financed by the use of a $2.0 million borrowed from $7.0 million capital expenditure draw down facility, which was previously unused, and a combination of the revolving line of credit and current cash availability.

The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended September 30, 2023 and 2022 was 8.9% and 4.2%, respectively.

We do not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES
During the year ended June 30, 2023, in connection with evaluating the error in segment reporting, we identified a material weakness in our internal control over financial reporting. The Company has implemented certain changes in our internal controls as of the filing of this report to address the material weakness to include, among other changes quarterly monitoring to any changes of the reporting package reviewed by the chief operating decision maker "CODM". The material weakness cannot be considered fully remediated until the improved controls have been in place and operated for a sufficient period of time. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Other than the remediation actions described above, during the first quarter of fiscal 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as amended for the year ended June 30, 2023.

ITEM 6.    EXHIBITS

3a	Restated Articles of Organization as amended, filed with Form 10-K for the year ended June 30, 2012 filed September 12, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed with Form 10-Q for the quarter ended December 31, 2012 filed February 7, 2013, is hereby incorporated by reference

4a	Rights Agreement dated as of November 2, 2010 between the Company and Mellon Investor Services LLC, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 25, 2010, filed November 4, 2010 is hereby incorporated by reference.

4b	Amendment No. 1 to Rights Agreement dated as of February 5, 2013 by and between the Company and Computershare Shareowner Services LLC, filed with Form 10-Q for the quarter ended December 31, 2012, filed February 7, 2013 is hereby incorporated by reference.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	November 10, 2023	/S/ Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	November 10, 2023	/S/ John C. Tripp
John C. Tripp - CFO and Treasurer (Principal Accounting Officer)