Form 10-Q
period 2023-12-31
STARRETT L S CO
filed 2024-02-16
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒  Smaller Reporting Company ☒
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	January 17, 2024
Class A Common Shares	6,954,519
Class B Common Shares	550,478

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

THE L. S. STARRETT COMPANY

THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	12/31/2023	06/30/2023
ASSETS
Current assets:
Cash	$5,684	$10,454
Accounts receivable (less allowance for credit losses of $546 and $449, respectively)	34,826	36,611
Inventories	61,284	65,414
Prepaid expenses and other current assets	10,950	9,723
Total current assets	112,744	122,202

Property, plant and equipment, net	44,852	39,375
Right of use assets	4,421	4,931
Deferred tax assets, net	15,667	17,056
Intangible assets, net	4,829	4,672
Goodwill	1,015	1,015
Other assets	3,534	3,551
Total assets	$187,062	$192,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$4,403	$4,961
Current lease liability	1,604	1,689
Accounts payable	13,487	15,047
Accrued expenses	12,162	11,579
Accrued compensation	4,613	6,287
Total current liabilities	36,269	39,563

Other tax obligations	2,899	2,884
Long-term lease liability	2,966	3,423
Long-term debt, net of current portion and debt costs	3,103	5,273
Postretirement benefit and pension obligations	10,699	12,192
Total liabilities	55,936	63,335
Contingencies (Note 12)
Stockholders' equity:
Class A Common stock $1 par 20,000,000 shares authorized; 8,361,535 issued, 6,953,641 outstanding at December 31, 2023 and 6,853,673 outstanding at June 30, 2023)	6,954	6,854
Class B Common stock $1 par (10,000,000 shares authorized; 852,825 issued, 551,564 outstanding at December 31, 2023 and 576,396 outstanding at June 30, 2023	552	576
Additional paid-in capital	58,050	57,825
Retained earnings	113,672	112,147
Accumulated other comprehensive loss	(48,102)	(47,935)
Total stockholders' equity	131,126	129,467
Total liabilities and stockholders’ equity	$187,062	$192,802

See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	3 Months Ended		6 Months Ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022

Net sales	$62,076	$66,775	$122,712	$127,236
Cost of goods sold	43,112	45,199	84,212	85,460
Gross profit	18,964	21,576	38,500	41,776
% of Net sales	30.5%	32.3%	31.4%	32.8%

Restructuring charges	—	54	—	244
Selling, general and administrative expenses	16,470	15,561	33,548	31,855

Operating income	2,494	5,961	4,952	9,677

Other (expense), net	(526)	(1,121)	(890)	(1,797)

Income before income taxes	1,968	4,840	4,062	7,880

Income tax expense	2,362	1,709	2,537	2,693

Net (loss) income	$(394)	$3,131	$1,525	$5,187

Basic (loss) income per share	$(0.05)	$0.42	$0.20	$0.71
Diluted (loss) income per share	$(0.05)	$0.42	$0.20	$0.69

Weighted average outstanding shares used in per share calculations:
Basic	7,501	7,405	7,469	7,354
Diluted	7,501	7,541	7,623	7,511

See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	3 Months Ended		6 Months Ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022

Net (loss) income	$(394)	$3,131	$1,525	$5,187
Other comprehensive income (loss):
Currency translation gain (loss), net of tax	2,308	2,716	(97)	(90)
Pension and postretirement plans, net of tax	(36)	(36)	(70)	(61)
Other comprehensive income (loss)	2,272	2,680	(167)	(151)

Total comprehensive income	$1,878	$5,811	$1,358	$5,036

See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Six-Month Period Ended December 31, 2023:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2023	$6,854	$576	$57,825	$112,147	$(47,935)	$129,467
Total comprehensive income (loss)	—	—	—	1,920	(2,439)	(519)
Repurchase of shares	—	(2)	(21)	—	—	(23)
Stock-based compensation	56	—	9	—	—	65
Conversion	23	(23)	—	—	—	—
Balance September 30, 2023	$6,933	$551	$57,813	$114,067	$(50,374)	$128,990

Total comprehensive (loss) income	—	—	—	(394)	2,272	1,878
Repurchase of shares	—	—	(3)	—	—	(3)
Issuance of stock	—	5	35	—	—	40
Stock-based compensation	17	—	205	—	—	222
Conversion	4	(4)	—	—	—	—
Balance December 31, 2023	$6,954	$552	$58,050	$113,672	$(48,102)	$131,126

Accumulated balance consists of:
Translation loss					$(55,937)
Pension and postretirement plans, net of taxes					7,835
					$(48,102)
For the Three and Six-Month Period Ended December 31, 2022:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)	$102,429
Total comprehensive income (loss)	—	—	—	2,056	(2,831)	(775)
Repurchase of shares	—	(1)	(5)	—	—	(6)
Stock-based compensation	76	—	109	—	—	185
Conversion	12	(12)	—	—	—	—
Balance September 30, 2022	$6,771	$597	$57,247	$91,115	$(53,897)	$101,833

Total comprehensive income	—	—	—	3,131	2,680	5,811
Repurchase of shares	—	—	(3)	—	—	(3)
Issuance of stock	—	34	50	—	—	84
Stock-based compensation	25	—	160	—	—	185
Conversion	7	(7)	—	—	—	—
Balance December 31, 2022	$6,803	$624	$57,454	$94,246	$(51,217)	$107,910

Accumulated balance consists of:
Translation loss					$(60,166)
Pension and postretirement plans, net of taxes					8,949
					$(51,217)
See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	6 Months Ended
	12/31/2023	12/31/2022
Cash flows from operating activities:

Net income	$1,525	$5,187

Non-cash operating activities:
Depreciation	2,779	2,585
Amortization	525	720
Stock-based compensation	287	370
Net long-term tax obligations	1	91
Deferred taxes	1,374	977
Postretirement benefit and pension obligations	295	314
Working capital changes:
Accounts receivable	1,962	4,530
Inventories	4,158	(3,307)
Other current assets	(1,229)	(1,098)
Other current liabilities	(2,842)	(4,818)
Prepaid pension expense	(1,860)	(1,147)
Other	136	70
Net cash provided by operating activities	7,111	4,474

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,316)	(3,713)
Software development	(683)	(477)
Net cash (used in) investing activities	(8,999)	(4,190)

Cash flows from financing activities:
Proceeds from borrowing	6,000	1,575
Debt repayments	(8,781)	(7,508)
Proceeds from common stock issued	40	84
Shares repurchased	(26)	(9)
Net cash (used in) financing activities	(2,767)	(5,858)

Effect of exchange rate changes on cash	(115)	8

Net (decrease) in cash	(4,770)	(5,566)
Cash, beginning of period	10,454	14,523
Cash, end of period	$5,684	$8,957

Supplemental cash flow information:
Interest paid	458	802
Income taxes paid, net	$2,117	$3,360
See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to unaudited Condensed Consolidated Financial Statements
December 31, 2023
Note 1:    Basis of Presentation and Summary of Significant Accounting Policies
The unaudited Condensed Consolidated Financial Statements as of and for the six months ended December 31, 2023 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited Consolidated Financial Statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2023. The balance sheet as of June 30, 2023 has been derived from the audited Condensed Consolidated Financial Statements as of and for the year ended June 30, 2023. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at invoiced amount and do not bear interest. The allowance for credit losses is the Company's estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered.
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
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Note 1 within the notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 to the Company’s audited Condensed Consolidated Financial Statements included in the Annual Report on Form 10-K, as amended, for the year ended June 30, 2023 describes the significant accounting policies and methods used in the preparation of the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Note 2:    Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the audited Consolidated Financial Statements entitled “Financial Information by Segment” included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2023. The chief operating decision maker, who is the Company’s President and CEO, allocates resources and assesses performance based on three segments: North America Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM".
Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the table below. Other income and expense, including interest income and expense, and income taxes are excluded entirely from the table below. There were no significant changes in the segment operations or in the segment assets from the Annual Report on Form 10-K, as amended, for the year ended June 30, 2023. Financial results for each reportable segment are as follows (in thousands):

	NAI	INI	GTM	Unallocated	Total
Three Months ended December 31, 2023

Sales[1]	$19,814	$26,425	$15,837	$—	$62,076
Operating Income (Loss)	$(185)	$2,227	$2,520	$(2,068)	$2,494

Three Months ended December 31, 2022

Sales[2]	$22,780	$26,051	$17,944	$—	$66,775
Operating Income (Loss)	$176	$3,796	$3,314	$(1,325)	$5,961
1.Excludes $348 of NAI segment intercompany sales to the INI segment, $114 of GTM segment intercompany sales to the INI segment, $3,560 of INI segment intercompany sales to NAI and $279 of GTM intercompany sales to NAI.
2.Excludes $546 of NAI segment intercompany sales to the INI segment, $161 of GTM segment intercompany sales to the INI segment, $3,992 of INI segment intercompany sales to NAI and $258 of GTM intercompany sales to NAI.

	NAI		INI	GTM	Unallocated	Total
Six months ended December 31, 2023

Sales[1]	$39,284		$51,799	$31,629	$—	$122,712
Operating Income (Loss)	$(869)		$4,987	4,892	$(4,058)	$4,952

Six months ended December 31, 2022

Sales[2]	$45,151	0	$49,350	$32,735	$—	$127,236
Operating Income (Loss)	$876		$6,485	$5,592	$(3,277)	$9,677
1.Excludes $681 of NAI segment intercompany sales to the INI segment, $192 of GTM segment intercompany sales to the INI segment, $7,036 of INI segment intercompany sales to NAI and $979 of GTM intercompany sales to NAI.
2.Excludes $1,198 of NAI segment intercompany sales to the INI segment, $436 of GTM segment intercompany sales to the INI segment, $8,617 of INI segment intercompany sales to NAI and $668 of GTM intercompany sales to NAI.
Note 3:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the unaudited Condensed Consolidated Balance Sheet. As of December 31, 2023 and June 30, 2023, the balance of the return asset was $0.2 million and $0.1 million, respectively, and the balance of the refund liability as of December 31, 2023 and June 30, 2023 was $0.3 million and $0.1 million, respectively. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the unaudited Condensed Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.3 million and $0.3 million at December 31, 2023 and June 30, 2023, respectively, located in Accounts Payable in the Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in three reportable segments. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and six months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022

United States	$33,132	$37,620	$65,908	$71,892
Canada & Mexico	1,792	2,067	3,550	4,278
Brazil	20,209	20,057	39,639	37,305
United Kingdom	3,095	3,294	6,630	6,494
China	1,879	1,978	3,336	3,665
Australia & New Zealand	1,969	1,759	3,649	3,601

Total Sales	$62,076	$66,775	$122,712	$127,236
Note 4:    Leases
Operating lease cost amounted to $0.5 million and $1.0 million for the three and six months ended December 31, 2023 and $0.8 million and $1.0 million for the three and six months ended December 31, 2022. As of December 31, 2023, the Company’s right-of-use assets "ROU", lease obligations and remaining cash commitment on these leases were as follows (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Leases	$4,421	$4,570	$5,235
The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such, these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 2.8 years. As of December 31, 2023, the Company’s financing leases are not material. The foreign exchange impact affecting the operating leases are, also, not material.
The Company entered into $0.1 million and $0.2 million, in new operating lease commitments in the three and six months ended December 31, 2023.
Note 5:    Stock-based Compensation
Compensation expense related to all stock-based plans for the three and six months ended December 31, 2023 were $0.2 million and $0.3 million as compared to the prior year three and six months of $0.2 million and $0.3 million, respectively.
Note 6:    Inventories
Inventories consist of the following (in thousands):

	12/31/2023	06/30/2023
Raw material and supplies	$34,700	$36,402
Goods in process and finished parts	19,940	20,978
Finished goods	33,042	34,414
	87,682	91,794
LIFO Reserve	(26,398)	(26,380)
	$61,284	$65,414

Of the Company’s $61.3 million and $65.4 million total inventory at December 31, 2023 and June 30, 2023, respectively, the $26.4 million and $26.4 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Core U.S.” business. The Core U.S. business total inventory was $38.4 million on a FIFO basis and $12.0 million on a LIFO basis at December 31, 2023. The Core U.S. business had total inventory, on a FIFO basis, of $38.1 million and $11.7 million on a LIFO basis as of June 30, 2023. The use of LIFO, as compared to FIFO, resulted in, during the three months and six months ended December 31, 2023, a $0.1 million increase and no increase in cost of sales as compared to a $0.1 million increase and a $0.6 million decrease in the three and six months ended December 31, 2022.
Note 7:    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following (in thousands):

	12/31/2023	6/30/2023
Trademarks and trade names	$2,070	$2,070
Customer relationships	630	630
Software development	9,745	11,149
Other intangible assets	106	105
Gross intangible assets	12,551	13,954
Accumulated amortization and impairment	(7,722)	(9,282)
Net intangible assets	$4,829	$4,672
The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for trademark and trade name assets.
The goodwill balance at December 31, 2023, gross $4.7 million and accumulated impairment of $3.7 million. There is no change in the six months ended December 31, 2023 to the net goodwill balance of $1.0 million.

Note 8:    Accrued Expenses

The following table represents accrued expenses from the unaudited Condensed Consolidated Balance Sheets (in thousands)

	12/31/2023	06/30/2023
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$3,323	$2,590
Income taxes	102	509
Professional fees	1,860	2,237
Other	1,214	1,499
Current portion pension cost	2,205	2,216
Taxes other than income tax	2,727	1,888
Workers compensation and employee deposits	429	491
Freight	302	149
Total	$12,162	$11,579
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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense) in the unaudited Condensed Consolidated Statements of Operations except for service cost. Service cost are in cost of sales and selling, general and administrative expenses allocated on headcount. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Interest cost	1,502	1,408	3,054	2,890
Expected return on plan assets	(1,049)	(960)	(2,147)	(1,992)
Amortization of net loss	10	10	20	20
Expected net cost total	$463	$458	$927	$918
Net periodic benefit costs (credits) for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Service cost	$4	$5	$9	$11
Interest cost	18	17	35	35
Amortization of prior service credit	(368)	(368)	(737)	(737)
Amortization of net loss	31	45	62	89
Total net (benefit)	$(315)	$(301)	$(631)	$(602)
For the three months and six months ended December 31, 2023, the Company contributed in the U.S. $0.6 million and $1.4 million. In the UK pension plans the Company contributed $0.2 million and $0.5 million for the same periods. Based upon the actuarial valuations performed on the Company’s defined benefit plans as of June 30, 2023, the contribution for fiscal 2024 for the U.S. plans would require a contribution of $3.0 million and the U.K. plan would require $1.0 million. However, as a result of the American Rescue Plan Act of 2021, the minimum required company contribution for the U.S. Plan was reduced. The Company believes that government regulation is only a small part of deciding the pension funding, and as a result, may contribute more than the federal requirement. The Company contributed $2.4 million in total during fiscal year 2023, with $1.5 million in the U.S. and $0.9 million in the U.K. The Company evaluates the U.S. future contribution on a quarterly basis. The Company currently believes contributions in fiscal year 2024 will be similar to the prior year or slightly higher.
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
Note 10:     Debt
Debt is comprised of the following (in thousands):

	12/31/2023	06/30/2023
Short-term and current maturities
Loan and security agreement (term loan)	$2,168	$1,495
Brazil loans	2,235	3,466
	4,403	4,961
Long-term debt (net of current portion)
Loan and security agreement (term loan)	2,910	1,957
Loan and security agreement (line of credit)	397	2,897
Brazil loans	151	827
Debt reacquisition cost, net	(355)	(408)
	3,103	5,273
Total debt	$7,506	$10,234
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA ("the Lender"). The Company incurred debt re-acquisition cost of $0.5 million which are recorded net of debt and amortized over five years.

These credit facilities are comprised of a $30 million revolving Loan and Security Agreement Line of Credit ("Line of Credit") with a $10 million uncommitted accordion provision, a Loan and Security Agreement Term Loan ("the Term Loan") with original principal of $12.1 million and a $7.0 million Capital Expenditure draw down credit facility (collectively, the "Facilities"). The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries.

The interest rate on the Facilities is based on a grid which uses the percentage of the remaining availability of the revolving credit line to determine the floating margin to be added to the one month or three months Secured Overnight Financing Rate, "SOFR". The Facilities mature on April 29, 2027.

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

The capital expenditure drawn down facility was available for a period of 18 months after April 29, 2022, and its availability expired during the quarter ended December 31, 2023. During the six months ended December 31, 2023, $2.0 million was drawn on the facility for the purpose of facilitating the expansion of production capacity at the Company's precision granite manufacturing facility in Waite Park, MN. Amounts outstanding under the facility are subject to a 3.75% amortization rate per quarter, with interest charged at the same rate as the Term Loan facility.

The Facilities contain financial covenants with respect to a minimum fixed charge coverage ratio of 1.00, measured on a trailing twelve-month basis, for both the U.S. borrowing companies tested quarterly and the Consolidated L.S. Starrett Company tested semi-annually. The Loan and Security agreement also contains the customary affirmative and negative covenants, including limitations on indebtedness, liens, acquisitions, asset dispositions, fundamental corporate changes, excess pension contributions, and certain customary events of default. Upon the occurrence or continuation of an event of default, the Lender may terminate all commitments and facilities, and require the immediate payment of the entire unpaid principal balances, accrued interest, and all other obligations. The Company is in compliance with its debt covenants.

In Brazil, affecting the need for borrowing, the Company historically had a build-up of ICMS (which translates to "Tax on Commerce and Services"). The Company has changed the methodology of charging and re-claiming ICMS on imports and domestic sales so that this credit is subsequently relieved and does not increase at that rate again. The ICMS balance as of June 30, 2023 was $4.9 million and $4.2 million as of December 31, 2023. The balance is located on the unaudited Condensed Consolidated Balance Sheets in prepaid expenses and other current assets.
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. Included in the table below are $0.4 million of financing on purchased fixed assets. The Company’s Brazilian subsidiary has the following loans as of December 31, 2023 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Itau	4.52%	October 2021	September 2024	$1,714
Itau	4.98%	February 2022	February 2024	305
Brasil	4.95%	August 2022	July 2025	302
Brasil	3.80%	September 2022	August 2024	65
				$2,386

Total debt was reduced by $5.7 million and $2.7 million during the three and six months ended December 31, 2023, respectively, and the Brazilian loans were reduced by $0.9 million and $1.9 million in the three and six months ended December 31, 2023, respectively.
Note 11:     Income Taxes

Tax expense for the three month period ended December 31, 2023 was $2.4 million on profit before tax of $2.0 million (an effective tax rate of 120%). During the three month period ended December 31, 2023, the Company recorded a discrete tax expense of $2.0 million, increasing its valuation allowance against its foreign tax credit carryforwards, due to IRS Notice 2023-80 released in December 2023, which modifies the temporary relief period from applying the final foreign tax credit regulations to tax years beginning on or after December 28, 2021 and ending before the date that notice or guidance withdrawing or modifying the temporary relief is issued. Other than this discrete tax expense recorded, the effective rate for the three months ended December 31, 2023 was lower than the U.S. statutory tax rate of 21% primarily due to the favorable impact that IRS Notice 2023-80 has on the Company current year GILTI inclusion and creditable foreign withholding taxes, offset by the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34% and foreign losses not benefitted.

Tax expense for the three month period ended December 31, 2022 was $1.7 million on profit before tax of $4.8 million (an effective tax rate of 35%). The effective tax rate for the three month period ended December 31, 2022 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

Tax expense for the six month period ended December 31, 2023 was $2.5 million on profit before tax of $4.1 million (an effective tax rate of 62%). During the six month period ended December 31, 2023, the Company recorded a discrete tax expense of $1.3 million related to IRS Notice 2023-55 released in July 2023 which grants taxpayers temporary relief from applying these final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023 and IRS Notice 2023-80 released in December 2023 which modifies the temporary relief period from applying the final foreign tax credit regulations to tax years beginning on or after December 28, 2021 and ending before the date that notice or guidance withdrawing or modifying the temporary relief is issued. Other than this discrete tax expense recorded, the effective rate for the six months ended December 31, 2023 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

Tax expense for the six month period ended December 31, 2022 was $2.7 million on profit before tax of $7.9 million (an effective tax rate of 34%). The effective tax rate for the six month period ended December 31, 2022 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions, and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by discrete tax benefits recognized from excess stock compensation deductions, tax credits and permanent deductions generated from research expenses.

The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards and certain state net operating loss carryforwards at December 31, 2023 and June 30, 2023. The Company had long term tax obligations related primarily to transfer pricing adjustments at December 31, 2023 and June 30, 2023.

Note 12: Contingencies

The Company is involved in certain legal matters, which arise, in the normal course of business. The Company does not believe it is reasonably possible that these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Please see Note 2 within the notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding segment results of operations. The Company’s business is aggregated into three reportable segments of operations: North America Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM". Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as in Note 2 within the notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. These tables are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling GAAP operating income and adjusted operating income.

Results of Operations

The following table represents key results of operations on a consolidated basis for the three months and six months ended December 31, 2023 and December 31, 2022:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	12/31/23	12/31/2022	$ Change favorable (unfavorable)	% Change	12/31/2023	12/31/2022	$ Change favorable (unfavorable)	% Change
Net sales	$62,076	$66,775	$(4,699)	(7.0)%	$122,712	$127,236	(4,524)	(3.6)%
Gross profit	18,964	21,576	(2,612)	(12.1)%	38,500	41,776	(3,276)	(7.8)%
% of net sales	30.5%	32.3%			31.4%	32.8%

Selling, general and administrative expenses	16,470	15,561	(909)	(5.8)%	33,548	31,855	(1,693)	(5.3)%
% of net sales	26.5%	23.3%			27.3%	25.0%

Restructuring charges	—	54	54	(100.0)%	—	244	244	(100.0)%

Operating income	2,494	5,961	(3,467)	(58.2)%	4,952	9,677	(4,725)	(48.8)%

Other (expense), net	(526)	(1,121)	595	(53.1)%	(890)	(1,797)	907	50.5%

Income before income taxes	1,968	4,840	(2,872)	(59.3)%	4,062	7,880	(3,818)	(48.4)%

Income tax expense (benefit)	2,362	1,709	(653)	(38.2)%	2,537	2,693	156	5.8%

Net (loss) income	$(394)	$3,131	(3,525)	(112.6)%	$1,525	$5,187	(3,662)	(70.6)%

GAAP to Non-GAAP reconciliation:
	Three Months Ended				Six Months Ended
(Amounts in thousands)	12/31/2023	12/31/2022	$ Change favorable (unfavorable)	% Change	12/31/2023	12/31/2022	$ Change favorable (unfavorable)	% Change
Operating income as reported	2,494	5,961	(3,467)	(58.2)%	4,952	9,677	(4,725)	(48.8)%
Add back restructuring charges	—	(54)	(54)	(100)%	—	(244)	(244)	(100)%
Adjusted operating income	2,494	6,015	(3,521)	(58.5)%	4,952	9,921	(4,969)	(50.1)%
% of net sales	4.0%	9.0%		(500) basis points	4.0%	7.8%		(380) basis points
The following table represents key results of operations for three months ended December 31, 2023 and 2022 based on our business aggregated into three reportable segments according to geography of operations: North America Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM". Operations as reflected in the table below:

Key Results by Reporting Segment
	Three Months Ended December 31, 2023					Three Months Ended December 31, 2022
(Amounts in thousands)	NAI	INI	GTM	Corporate	Total	NAI	INI	GTM	Corporate	Total
Net sales	$19,814	$26,425	$15,837	$—	$62,076	$22,780	$26,051	$17,944	$—	$66,775
Gross profit	4,204	8,966	5,794	—	18,964	4,599	10,135	6,842	—	21,576
% of net sales	21.2%	33.9%	36.6%		30.5%	20.2%	38.9%	38.1%		32.3%

Selling, general and administrative expenses	4,389	6,739	3,274	3,274	16,470	4,423	6,285	3,528	1,325	15,561
% of net sales	22.2%	25.5%	20.7%		26.5%	19.4%	24.1%	19.7%		23.3%

Restructuring charges	—	—	—	—	—	—	54	—	—	54

Operating income (loss)	$(185)	$2,227	$2,520	$(2,068)	$2,494	$176	$3,796	$3,314	$(1,325)	$5,961
% of net sales	(0.9)%	8.4%	15.9%		4.0%	0.8%	14.6%	18.5%		8.9%
Add back restructuring charges	—	—	—	—	—	—	(54)	—	—	(54)

Adjusted operating income	(185)	2,227	2,520	(2,068)	$2,494	$176	$3,850	$3,314	$(1,325)	$6,015
% of net sales	(0.9)%	8.4%	15.9%		4.0%	0.8%	14.8%	18.5%		9.0%
The following table represents key results of operations for six months ended December 31, 2023 and 2022 based on our business aggregated into three reportable segments of operations: North America Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM".

	Six Months Ended December 31, 2023					Six Months Ended December 31, 2022
(Amounts in thousands)	NAI	INI	GTM	Corporate	Total	NAI	INI	GTM	Corporate	Total
Net sales	$39,284	$51,799	$31,629	$—	$122,712	$45,151	$49,350	$32,735	$—	$127,236
Gross profit	8,132	18,742	11,627	—	38,501	10,014	19,087	12,675	—	41,776
% of net sales	20.7%	36.2%	36.8%		31.4%	22.2%	38.7%	38.7%		32.8%

Selling, general and administrative expenses	9,001	13,755	6,735	4,057	33,548	9,138	12,358	7,083	3,277	31,854
% of net sales	22.9%	26.6%	21.3%		27.3%	20.2%	25.0%	21.6%		25.0%

Restructuring charges	—	—	—	—	—	—	244	—	—	244

Operating income (loss)	$(869)	$4,987	$4,892	$(4,058)	$4,952	$876	$6,485	$5,592	$(3,277)	$9,677
% of net sales	(2.2)%	9.6%	15.5%		4.0%	1.9%	13.1%	17.1%		7.6%
Add back restructuring charges	—	—	—	—	—	—	(244)	—	—	(244)

Adjusted operating income	(185)	2,227	2,520	(2,068)	2,494	$876	$6,729	$5,592	$(3,277)	$9,922
% of net sales	(0.9)%	8.4%	15.9%		4.0%	1.9%	13.6%	17.1%		7.8%
Non-GAAP Measure Reconciliation: Fiscal 2023 Q2 "Currency Neutral" Net Sales

	Three months ended				Six months ended
(Amounts in Thousands)	12/31/2023	12/31/2022	$ Change	% Change	12/31/2023	12/31/2022	$ Change	% Change
Net Sales, as reported	$62,076	$66,775	(4,699)	(7.0)%	$122,712	$127,236	(4,524)	(3.6)%
Currency neutralizing adjustment*	(1,412)	—	(1,412)	(2.1)%	(2,986)	—	(2,986)	(2.3)%
Q2 FY24 currency neutral net sales	60,664	66,775	(6,111)	(9.2)%	119,726	127,236	(7,510)	(5.9)%
NAI net sales, as reported	19,814	22,780	(2,966)	(13.0)%	39,284	45,151	(5,867)	(13.0)%
Currency neutralizing adjustment*	(81)	—	(81)	(0.4)%	(171)	—	(171)	(0.4)%
Q2FY24 currency neutral NAI net sales	19,733	22,780	(3,047)	(13.4)%	39,113	45,151	(6,038)	(13.4)%
INI net sales, as reported	26,425	26,051	374	1.4%	51,799	49,350	2,449	5.0%
Currency neutralizing adjustment*	(1,308)	—	(1,308)	(5.0)%	(2,760)	—	(2,760)	(5.6)%
Q2FY24 Currency neutral INI net sales	25,117	26,051	(934)	(3.6)%	49,039	$56,357	(7,318)	(13.0)%
GTM net sales, as reported	15,837	17,944	(2,107)	(11.7)%	31,629	32,735	(1,106)	(3.4)%
Currency neutralizing adjustment*	(23)	—	(23)	(0.1)%	(55)	—	(55)	(0.2)%
Q2FY24 currency neutral GTM net sales	$15,814	$17,944	$(2,130)	(11.9)%	$31,574	$32,735	$(1,161)	(3.5)%
*"Currency Neutralizing Adjustment" = Change when converting Q2FY24 sales in non USD functional currencies at the same exchange rates used in the comparison period
Three-months and Six-months Ended December 31, 2023 and December 31, 2022

Overview

Through the first six months of Fiscal 2024 ended December 31, 2023 total order intake was 3.7% lower than the comparative period ended December 31, 2022. Our global industrial businesses saw a net 5.7% increase in order intake, while GTM order intake was 20.4% lower in the six months ended December 31, 2023 as compared to December 31, 2022 due to the nature of the larger orders at our precision granite business, which remains at full capacity, and lower order intake for our laser in-line measurement systems.

Net sales in the quarter ended December 31, 2023 were $62.1 million, a decrease of $4.7 million, or 7.0% compared to $66.8 million in the quarter ended December 31, 2022. Net Sales in the six months ended December 31, 2023 were $122.7 million, compared to $127.2 million for the same six-month period ended December 31, 2022, representing a reduction of $4.5 million, or 3.6%.

Foreign currency translation impact resulted in an increase of $3.0 million over the first six months of fiscal 2024 as the United States Dollar had weakened compared to other currencies in the first and second quarter of the fiscal year. Currency neutral net sales for the quarter ended December 31, 2023 were $60.7 million, a decrease of $6.1 million or 9.2% compared to $66.8 million in the quarter ended December 31, 2022. For the six months ended December 31, 2023, currency neutral net sales were $119.7 million, a decrease of $7.5 million or 5.9% as compared to $127.2 million, for the six months ended December 31, 2022.

Operating income in the quarter ended December 31, 2023 was $2.5 million or 4.0% of sales, reflecting a decrease of $3.5 million or 58.2% compared to operating income of $6.0 million reported for quarter ended December 31, 2022. This decline consisted of a decrease in gross profit of $2.6 million, and an increase in selling, general and administrative expenses of $0.9 million. Operating income for the six months ended December 31, 2023 decreased 58.5% by 4.7 million, to $5.0 million or 4.0% of sales versus $9.7 million or 7.6% of sales for the six months ended December 31, 2022. This six month decrease in operating income was comprised of a decline in gross profit of $3.3 million, an increase in selling, general and administrative expenses of $1.7 million, and a decrease in restructuring expenses of $0.3 million.

Net loss for the quarter ended December 31, 2023 was $0.4 million, which was $3.5 million or 112.6% lower than the net income reported for the quarter ended December 31, 2022 of $3.1 million. For the six-month period ended December 31, 2023, net income was $1.5 million compared to $5.2 million for the six month period ended December 31, 2022 representing a decrease of $3.7 million or 70.6%. Income tax expense in the quarter ended December 31, 2023 was increased by $2.0 million in valuation allowance against its foreign tax credit carryforwards related to an IRS Notice released in December 2023. The ordering rules for the utilization of foreign tax credits require credits generated in the current year to be utilized first, followed by the earliest generated credit being carried forward. The increase in projected foreign tax credits generated have the impact of reducing the utilization of the foreign tax credit carryforward balance, increasing the anticipated expirations by $2.0 million.
Net Sales

The Company’s net sales for the quarter ended December 31, 2023 were $62.1 million which was $4.7 million or 7.0% lower versus $66.8 million for the quarter ended December 31, 2022, primarily driven by a 0.5% increase from price realization and a 2.1% increase due to currency translation, offset by a 9.6% decrease in volume. North America Industrial sales for the quarter ended December 31, 2023 were $19.8 million which was a decrease of $3.0 million or 13.0% versus $22.8 million in quarter ended December 31, 2022, primarily driven by a 2.5 % increase from price realization and an increase of 0.4% due to currency translation, offset by a 15.9% decrease in volume. NAI net sales were negatively impacted by labor shortages experienced by our precision measuring tools production. INI net sales for the quarter ended December 31, 2023 were $26.4 million which was $0.4 million or 1.4% more than the $26.1 million for the quarter ended December 31, 2022, primarily driven by a 2.2% decline in volume and 1.6% due to pricing impact, offset by a favorable impact of 5.0% from currency translation. GTM net sales for the quarter ended December 31, 2023 were $15.8 million, a decrease of $2.1 million or 11.7% from $17.9 million for the quarter ended December 31, 2022, primarily due to volume declines in our in-line laser measuring system sales, which have been impacted by reductions of capital expenditure in the automotive sector and the auto workers' strike in the first quarter of fiscal 2024.

During the six months ended December 31, 2023 as compared to 2022, NAI sales decreased $5.9 million or 13.0%, INI sales increased $2.4 million or 5.0%, and GTM sales declined by $1.1 million or 3.4%. NAI sales increased 3.3% due to pricing actions and 0.4% due to currency translation, but were offset by volume declines of 16.7%. INI sales increased $2.4 million or 5.0%, with 0.1 % attributed to volume increases and 5.6% due to currency translation, offset by 0.7% of pricing reduction. GTM net sales declined $1.1 million or 3.4% to $31.6 million during the six months ended December 31, 2023. Continued increases of sales of our precision granite measuring products have been offset by sales declines of our in-line laser measuring systems, which have been impacted by reductions of capital expenditure in the automotive sector and the auto workers' strike in the first quarter of fiscal 2024. Consolidated net sales in the six months ended December 31, 2023 were $122.7 million, compared to $127.2 million for the same six-month period ended December 31, 2022, representing a decline of $4.5 million, or 3.6%. Overall this was driven by increases due to pricing actions of 1.4% and currency translation of 2.3% offset by volume reductions of 7.3%.

Gross Profit

Consolidated gross profit decreased $2.6 million or 12.1% for the three months, and $3.3 million or 7.8% for the six months ended December 31, 2023 as compared to the year prior. Gross profit was $19.0 million and $38.5 million for the three months and six months ended December 31, 2023 compared to $21.6 million and $41.8 million for the three months and six months ended December 31, 2022. Gross margin decreased 1.8 percentage points for the three months, and 1.5 percentage points for the six months ended December 31, 2023 compared to the prior year. Gross margin has been impacted by lower volumes resulting in lower factory utilization, and overall company mix as high margin sales of our in-line laser measuring systems has declined in the comparative periods.

For the three months ended December 31, 2023, NAI gross profit declined $0.4 million or 8.6% to $4.2 million versus $4.6 million in the three months ended December 31, 2022. Gross margin improved 1.0 percentage points from 20.2% to 21.2% compared to the three-month period ended December 31, 2022. For the six-month period ended December 31, 2023, NAI gross margin declined from 22.2% to 20.7%, compared to the prior period, primarily due to lower factory utilization.

INI gross profit declined $1.2 million on $0.4 million higher sales in the three months ended December 31, 2023 as compared to 2022, and declined 0.3 million on $2.4 million higher sales for the six months ended December 31, 2023 as compared to 2022. INI gross margin decreased 5.0 percentage points from 38.9% of sales at the end of the three-month period ended December 31, 2022 to 33.9% for the three-month period ended December 31, 2023, and for the six month period from 38.7% to 36.2% from December 31, 2022 to December 31, 2023 respectively. INI gross margin was affected by a shift in selling mix in the current period with higher volume on lower margin products, lower factory utilization, and some targeted pricing reductions on certain products in European markets and in Brazil.

For the three months ended December 31, 2023, GTM gross profit decreased $1.0 million to $5.8 million from $6.8 million in the three months ended December 31, 2022. Gross margin measured as a percent of net sales declined 1.5 percentage points from 38.1% in the three-months ended December 31, 2022 to 36.6% the three months ended December 31, 2023, and from 38.7% to 36.8% for the six month period ended December 31, 2023 compared to December 31, 2022. The GTM gross margin decline is due to mix as higher margin sales of in-line laser measuring systems has declined disproportionately during the comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses including Corporate expense for the three months and six months ended December 31, 2023 were $16.5 million and $33.5 million, respectively versus $15.6 million and $31.9 million for the same periods ending December 31, 2022.

Selling, general and administrative expenses increased $0.9 million or 5.8% during the quarter ended December 31, 2023 compared to the quarter ended December 31, 2022. About one-third of this increase, or $0.3 million is due to foreign exchange translation as the United States Dollar has weakened compared to the Brazilian Real. The company continues to invest in new growth initiatives and has also incurred some one-time consulting costs. As a percentage of net sales, selling general and administrative expenses increased to 26.5% for the quarter ended December 31, 2023 compared to 23.3% in the prior year quarter ended December 31, 2022.

For the six months ended December 31, 2023, selling, general and administrative expenses increased $1.7 million or 5.3% compared to 2022, and as a percentage of net sales have increased from 25.0% for the six months ended December 31, 2022 to 27.3% for the six months ended December 31, 2023. This increase is partially due to the translation of foreign currencies into United States Dollars, explaining $0.7 million of the increase. In addition, the Company has invested in some sales growth initiatives during the current fiscal year, and incurred some one-time consulting costs.

Other Income (Expense)

For the three and six months ended December 31, 2023 other expense was $0.5 million and $0.9 million, respectively. For the three and six months ended December 31, 2022 other expense was $1.1 million and $1.8 million, respectively. The reductions in other expense were primarily due to lower interest costs as a result of debt reduction, and lower unrealized foreign exchange rate losses compared to the prior periods.

Income Taxes

In the three months ended December 31, 2023, the Company recognized income tax expense of $2.4 million on profit before tax of $2.0 million (an effective tax rate 120%) as compared to income tax expense of $1.7 million on profit before tax of $4.8 million (an effective tax rate of 35%), in the three months ended December 31, 2022.

In the six months ended December 31, 2023, the Company recognized income tax expense of $2.5 million on profit before tax of $4.1 million (an effective tax rate 62%) as compared to income tax expense of $2.7 million on profit before tax of $7.9 million (an effective tax rate of 34%), in the six months ended December 31, 2022.

The higher effective tax rate in the three and six months ended December 31, 2023, when compared with the three and six months ended December 31, 2022, respectively, was primarily due to a discrete tax expense of $2.0 million related to IRS Notice 2023-80 released in December 2023, which modifies the temporary relief period from applying the final foreign tax credit regulations to tax years beginning on or after December 28, 2021 and ending before the date that notice or guidance withdrawing or modifying the temporary relief is issued. The six months ended December 31, 2023 includes a discrete tax benefit of $0.7 million related to IRS Notice 2023-55 released in July 2023, which first granted taxpayers temporary relief from applying the final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Six Months Ended
	12/31/2023	12/31/2022

Cash provided by operating activities	7,111	4,474
Cash (used in) investing activities	(8,999)	(4,190)
Cash (used in) financing activities	(2,767)	(5,858)
Effect of exchange rate changes on cash	(115)	8

Net (decrease) in cash	$(4,770)	$(5,566)

Net cash flows used in the six months ended December 31, 2023 was a decrease of $4.8 million compared to net decrease of $5.6 million for the six month period ended December 31, 2022. Cash provided by operations was $7.1 million for the six months ended December 31, 2023 compared to $4.5 million for the comparative period. The improvement in operating cash flow reflects the Company's continued efforts to reduce inventory levels after an increase in supply chain confidence. The Company invested $8.3 million in new equipment and production capacity, $4.7 million of which is at its precision granite manufacturing facility in Waite Park, MN. Debt repayments net of additional borrowings were $2.8 million in the six months ended December 31, 2023.
The Company believes it maintains sufficient liquidity and has the resources to fund its operations. The Company believes its existing cash and cash expected to be provided by future operating activities are adequate to satisfy working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months from the date of the financial statements included in this Quarterly Report on Form 10-Q.
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA. These credit facilities ("the Facilities") replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million capital expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries. At December 31, 2023 the Company has excess availability on the revolving line of credit and the capital expenditure drawn down facility of $21.8 million.
The effective interest rate on the borrowings under the Loan and Security Agreement during the three months ended December 31, 2023 and 2022 was 8.4% and 8.9% respectively.
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
ITEM 4.    CONTROLS AND PROCEDURES

During the year ended June 30, 2023, in connection with evaluating the error in segment reporting, we identified a material weakness in our internal control over financial reporting. The Company has implemented certain changes in our internal controls to address the material weakness, which include a formal process each financial reporting period during which management reviews the reporting package provided to the chief operating decision maker “CODM” for consistency with the Company’s segmentation disclosure. As a result, management has concluded that, as of December 31, 2023, the material weakness has been remediated. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2023.

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

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	February 16, 2024	/S/ Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	February 16, 2024	/S/ John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)