Form 10-Q
period 2024-03-31
STARRETT L S CO
filed 2024-05-13
CIK 93676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-367

THE L. S. STARRETT COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts	04-1866480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Crescent Street, Athol, Massachusetts	01331-1915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	978-249-3551
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common - $1.00 Per Share Par Value	SCX	New York Stock Exchange
Class B Common - $1.00 Per Share Par Value	Not applicable	Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Common Shares outstanding as of	April 24, 2024
Class A Common Shares	7,007,717
Class B Common Shares	505,150

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

THE L. S. STARRETT COMPANY

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THE L. S. STARRETT COMPANY
Condensed Consolidated Balance Sheets (in thousands except share data) unaudited)

	03/31/2024	06/30/2023
ASSETS
Current assets:
Cash and cash equivalents	$7,527	$10,454
Accounts receivable (less allowance for credit losses of $515 and $449, respectively)	35,873	36,611
Inventories	58,518	65,414
Prepaid expenses and other current assets	10,192	9,723
Total current assets	112,110	122,202

Property, plant and equipment, net	45,252	39,375
Right of use assets	3,978	4,931
Deferred tax assets, net	15,953	17,056
Intangible assets, net	4,896	4,672
Goodwill	1,015	1,015
Other assets	3,425	3,551
Total assets	$186,629	$192,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,750	$15,047
Accrued expenses	11,901	11,579
Current maturities of debt	2,326	4,961
Accrued compensation	5,337	6,287
Current lease liability	1,547	1,689
Total current liabilities	35,861	39,563

Other tax obligations	2,779	2,884
Long-term lease liability	2,585	3,423
Long-term debt, net of current portion	5,768	5,273
Postretirement benefit and pension obligations	9,532	12,192
Total liabilities	$56,525	$63,335
Contingencies (Note 12)
Stockholders' equity:
Class A Common stock $1 par (20,000,000 shares authorized; 6,967,791 outstanding at March 31, 2024 and 6,853,673 outstanding at June 30, 2023)	$6,968	$6,854
Class B Common stock $1 par (10,000,000 shares authorized; 536,130 outstanding at March 31, 2024 and 576,396 outstanding at June 30, 2023)	536	576
Additional paid-in capital	58,241	57,825
Retained earnings	114,310	112,147
Accumulated other comprehensive loss	(49,951)	(47,935)
Total stockholders' equity	130,104	129,467
Total liabilities and stockholders’ equity	$186,629	$192,802

See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	3 Months Ended		9 Months Ended
	03/31/2024	03/31/2023	03/31/2024	03/31/2023

Net sales	$60,767	$61,678	$183,479	$188,914
Cost of goods sold	43,187	42,455	127,399	127,916
Gross profit	17,580	19,223	56,080	60,998
% of Net sales	28.9%	31.2%	30.6%	32.3%

Restructuring charges	—	—	—	244
Selling, general and administrative expenses	16,870	15,109	50,417	46,962

Operating income	710	4,114	5,663	13,792

Other (expense) income, net	(17)	(602)	(908)	(2,399)

Income before income taxes	693	3,512	4,755	11,393

Income tax expense (benefit)	55	(3,961)	2,592	(1,267)

Net income	$638	$7,473	$2,163	$12,660

Basic income per share	$0.09	$1.01	$0.29	$1.72
Diluted income per share	$0.08	$0.99	$0.28	$1.68

Weighted average outstanding shares used in per share calculations:
Basic	7,505	7,427	7,481	7,379
Diluted	7,657	7,577	7,638	7,538

See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	3 Months Ended		9 Months Ended
	03/31/2024	03/31/2023	03/31/2024	03/31/2023

Net income	$638	$7,473	$2,163	$12,660
Other comprehensive (loss) income:
Currency translation (loss) gain, net of tax	(1,813)	1,545	(1,910)	1,455
Pension and postretirement plans, net of tax	(36)	(44)	(106)	(105)
Other comprehensive (loss) income	(1,849)	1,501	(2,016)	1,350

Total comprehensive (loss) income	$(1,211)	$8,974	$147	$14,010

See Notes to unaudited Condensed Consolidated Financial Statements
THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)
For the Three and Nine-Month Period Ended March 31, 2024:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2023	$6,854	$576	$57,825	$112,147	$(47,935)	$129,467
Total comprehensive income (loss)	—	—	—	1,920	(2,439)	(519)
Repurchase of shares	—	(2)	(21)	—	—	(23)
Stock-based compensation	56	—	9	—	—	65
Conversion of class B to class A stock	23	(23)	—	—	—	—
Balance September 30, 2023	$6,933	$551	$57,813	$114,067	$(50,374)	$128,990

Total comprehensive (loss) income	—	—	—	(394)	2,272	1,878
Repurchase of shares	—	—	(3)	—	—	(3)
Issuance of stock	—	5	35	—	—	40
Stock-based compensation	17	—	205	—	—	222
Conversion of class B to class A stock	4	(4)	—	—	—	—
Balance December 31, 2023	$6,954	$552	$58,050	$113,672	$(48,102)	$131,126

Total comprehensive income (loss)	—	—	—	638	(1,849)	(1,211)
Repurchase of shares	—	(2)	(16)	—	—	(18)
Stock-based compensation	—		207	—	—	207
Conversion of class B to class A stock	14	(14)	—	—	—	—
Balance March 31, 2024	$6,968	$536	$58,241	$114,310	$(49,951)	$130,104

Balance of accumulated other comprehensive (loss) consists of:
Translation loss					$(57,750)
Pension and postretirement plans, net of taxes					7,799
					$(49,951)
THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(in thousands) (unaudited)

For the Three and Nine-Month Period Ended March 31, 2023:

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B

Balance June 30, 2022	$6,683	$610	$57,143	$89,059	$(51,066)	$102,429
Total comprehensive income (loss)	—	—	—	2,056	(2,831)	(775)
Repurchase of shares	—	(1)	(5)	—	—	(6)
Stock-based compensation	76	—	109	—	—	185
Conversion of class B to class A stock	12	(12)	—	—	—	—
Balance September 30, 2022	$6,771	$597	$57,247	$91,115	$(53,897)	$101,833

Total comprehensive income	—	—	—	3,131	2,680	5,811
Repurchase of shares	—	—	(3)	—	—	(3)
Issuance of stock	—	34	50	—	—	84
Stock-based compensation	25	—	160	—	—	185
Conversion of class B to class A stock	7	(7)	—	—	—	—
Balance December 31, 2022	$6,803	$624	$57,454	$94,246	$(51,217)	$107,910

Total comprehensive income	—	—	—	7,473	1,501	8,974
Repurchase of shares	—	(1)	(6)	—	—	(7)
Stock-based compensation	—	—	179	—	—	179
Conversion of class B to class A stock	15	(15)	—	—	—	—
Balance March 31, 2023	$6,818	$608	$57,627	$101,719	$(49,716)	$117,056

Balance of accumulated other comprehensive (loss) consists of:
Translation loss					$(58,621)
Pension and postretirement plans, net of taxes					8,905
					$(49,716)

See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	9 Months Ended
	03/31/2024	03/31/2023
Cash flows from operating activities:

Net income	$2,163	$12,660

Non-cash operating activities:
Depreciation	4,246	3,884
Amortization	812	998
Stock-based compensation	494	549
Net long-term tax obligations	(75)	(66)
Deferred taxes	991	(3,753)
Postretirement benefit and pension obligations	442	475
Changes in operating assets and liabilities:
Accounts receivable	156	7,148
Inventories	6,060	(72)
Other current assets	(606)	(1,275)
Other current liabilities	(589)	(3,255)
Prepaid pension expense	(3,179)	(1,574)
Other	208	178
Net cash provided by operating activities	11,123	15,897

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,681)	(4,790)
Software development	(1,036)	(795)
Intangibles-other	—	(54)
Net cash (used in) investing activities	(11,717)	(5,639)

Cash flows from financing activities:
Proceeds from term loan borrowings	2,000	575
Proceeds from line of credit borrowings	8,000	1,000
Term debt repayments	(5,719)	(8,352)
Line of credit repayments	(6,500)	(9,500)
Proceeds from common stock issued	40	84
Shares repurchased	(44)	(16)
Net cash (used in) financing activities	(2,223)	(16,209)

Effect of exchange rate changes on cash	(110)	23

Net decrease in cash	(2,927)	(5,928)
Cash, beginning of period	10,454	14,523
Cash, end of period	$7,527	$8,595

Supplemental cash flow information:
Interest paid	$615	$1,200
Income taxes paid, net	3,132	4,395
See Notes to unaudited Condensed Consolidated Financial Statements

THE L. S. STARRETT COMPANY
Notes to unaudited Condensed Consolidated Financial Statements
March 31, 2024
Note 1:    Basis of Presentation and Summary of Significant Accounting Policies
The unaudited Condensed Consolidated Financial Statements as of and for the nine months ended March 31, 2024 have been prepared by The L.S. Starrett Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited Consolidated Financial Statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2023. The balance sheet as of June 30, 2023 has been derived from the audited Consolidated Financial Statements as of and for the year ended June 30, 2023. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The Company’s “fiscal year” begins July 1st and ends June 30th.
Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 10 and 11 within the notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for financial assets and liabilities held at carrying amount on the unaudited Condensed Consolidated Balance Sheet.
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 to the Company’s audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as amended, for the year ended June 30, 2023 describes the significant accounting policies and methods used in the preparation of the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	NAI	INI	GTM	Unallocated	Total
Three Months ended March 31, 2024
Sales[1]	$21,806	$23,820	$15,141	$—	$60,767
Operating (Loss) Income	$(916)	$1,785	$2,509	$(2,668)	710
Three Months ended March 31, 2023

Sales[2]	$22,310	$23,849	$15,519	$—	$61,678
Operating Income (Loss)	$656	$2,416	$2,615	$(1,573)	$4,114
1.Excludes $345 of NAI segment intercompany sales to the INI segment, $83 of GTM segment intercompany sales to the INI segment, $2,625 of INI segment intercompany sales to NAI and $277 of GTM intercompany sales to NAI.

2.     Excludes $243 of NAI segment intercompany sales to the INI segment, $83 of GTM segment intercompany sales to the INI segment, $3,208 of INI segment intercompany sales to NAI and $348 of GTM intercompany sales to NAI

	NAI	INI	GTM	Unallocated	Total
Nine Months ended March 31, 2024

Sales[1]	$61,090	$75,619	$46,770	$—	$183,479
Operating (Loss) Income	$(1,784)	$6,771	$7,400	$(6,724)	$5,663

Nine months ended March 31, 2023

Sales[2]	$67,461	$73,199	$48,254	$—	$188,914
Operating Income (Loss)	$1,532	$8,902	$8,207	$(4,849)	$13,792
1.Excludes $1,027 of NAI segment intercompany sales to the INI segment, $274 of GTM segment intercompany sales to the INI segment, $9,660 of INI segment intercompany sales to NAI and $1,256 of GTM intercompany sales to NAI.

2.     Excludes $1,442 of NAI segment intercompany sales to the INI segment, $519 of GTM segment intercompany sales to the INI segment, $11,825 of INI segment intercompany sales to NAI and $1,016 of GTM intercompany sales to NAI
Note 3:    Revenue from Contracts with Customers
Under ASC Topic 606, the Company is required to present a refund liability and a return asset within the unaudited Condensed Consolidated Balance Sheet. As of March 31, 2024 and June 30, 2023, the balance of the return asset was $0.2 million and $0.1 million, respectively, and the balance of the refund liability as of March 31, 2024 and June 30, 2023 were both $0.2 million. They are presented within prepaid expenses and other current assets and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.
The Company, in general, warrants its products against certain defects in material and workmanship when used as designed, for a period of up to one year. The Company does not sell extended warranties.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had no contract asset balances, but had contract liability balances of $0.3 million and $0.3 million at March 31, 2024 and June 30, 2023, respectively, recorded in Accounts Payable in the Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The Company operates in three reportable segments: NAI, INI and GTM. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales by shipping origin are disaggregated accordingly for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2024	03/31/2023	03/31/2024	03/31/2023
North America
United States	$34,625	$35,122	$100,533	$107,014
Canada & Mexico	1,952	1,931	5,502	6,209
	36,577	37,053	106,035	113,223
International
Brazil	17,891	18,160	57,530	55,465
United Kingdom	3,265	3,563	9,896	10,059
China	1,611	1,497	4,946	5,160
Australia & New Zealand	1,423	1,405	5,072	5,007
	24,190	24,625	77,444	75,691

Total Sales	$60,767	$61,678	$183,479	$188,914
Note 4:    Leases
Operating lease expense amounted to $0.5 million and $1.5 million for the three and nine months period ended for March 31, 2024 and March 31, 2023. For the three and nine months period ended March 31, 2023 operating lease expense was $0.5 million and $1.5 million. As of March 31, 2024, the Company’s right-of-use assets "ROU", lease obligations and remaining cash commitment on these leases (in thousands):

	Right-of-Use Assets	Operating Lease Obligations	Remaining Cash Commitment
Total leases	$3,978	$4,132	$4,701
The Company has other operating lease agreements with commitments of less than one year or that are not material. The Company expenses lease payments as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 2.7 years. As of March 31, 2024, the Company’s financing leases are not material. The foreign exchange impact affecting the operating leases are, also, not material.
In the three months and nine months ended March 31, 2024 the Company entered into no new leases and $0.3 million.
At March 31, 2024, the Company had the following fiscal year minimum operating lease commitments (in thousands):

Operating Lease Commitments
2024 (Remainder of year)	$580
2025	1,782
2026	1,486
2027	742
2028	111
Thereafter	—
Subtotal	4,701
Imputed interest	(569)
Total	$4,132
Note 5:    Stock-based Compensation
Compensation expense related to all stock-based plans for the three and nine months ended March 31, 2024 were $0.2 million and $0.5 million as compared to the prior year three and nine months of $0.2 million and $0.5 million, respectively.
Note 6:    Inventories
Inventories consist of the following (in thousands):

	03/31/2024	06/30/2023
Raw material and supplies	$34,779	$36,402
Goods in process and finished parts	21,298	20,978
Finished goods	32,534	34,414
	88,611	91,794
LIFO Reserve	(30,093)	(26,380)
	$58,518	$65,414
Of the Company’s $58.5 million and $65.4 million total inventory at March 31, 2024 and June 30, 2023, respectively, the $30.1 million and $26.4 million LIFO reserves belong to the U.S. Precision Tools and Saws Manufacturing “Precision Tools.” business. The Precision Tools business total inventory was $40.5 million on a FIFO basis and $10.4 million on a LIFO basis at March 31, 2024. The Precision Tools business had total Inventory, on a FIFO basis, of $38.1 million and $11.7 million on a LIFO basis as of June 30, 2023. The use of LIFO, as compared to FIFO, during the nine months ended March 31, 2024 resulted in a $3.8 million increase in the cost of goods sold in the nine months ended March 31, 2024 compared to a $0.4 million decrease in the nine months ended March 31, 2023.
Note 7:    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following (in thousands):

	03/31/2024	6/30/2023
Trademarks and trade names	$2,070	$2,070
Customer relationships	630	630
Software development	10,099	11,149
Other intangible assets	105	105
Gross intangible assets	12,904	13,954
Accumulated amortization and impairment	(8,008)	(9,282)
Net intangible assets	$4,896	$4,672

The estimated useful lives of the intangible assets subject to amortization range between 5 years for software development and 20 years for trademark and trade name assets. For the periods ending three and nine months ended March 31, 2024 the amortization expense was $0.3 million and $0.8 million, respectively.
The goodwill balance at March 31, 2024, was gross $4.7 million and accumulated impairment of $3.7 million. There is no change in the three and nine months ended March 31, 2024.

Note 8:    Accrued Expenses

The following table represents accrued expenses from the Condensed Consolidated Balance Sheets (in thousands):

	03/31/2024	06/30/2023
Sales related programs (commissions, rebates, distributor programs, warranty and related)	$2,796	$2,590
Income taxes	46	509
Professional fees	1,575	2,237
Other	1,355	1,499
Current portion pension cost	2,225	2,216
Taxes other than income tax	3,123	1,888
Workers compensation and employee deposits	437	491
Freight	344	149
Total	$11,901	$11,579
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
Net periodic benefit costs for the Company's defined benefit pension plans are located in Other (expense), net in Condensed Consolidated Statements of Operations except (in the table below) for service cost. Service cost are in cost of sales and selling, general and administrative expenses, allocated on headcount. Net periodic benefit costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2024	03/31/2023	03/31/2024	03/31/2023
Interest cost	$1,537	$1,464	$4,591	$4,354
Expected return on plan assets	(1,084)	(1,015)	(3,231)	(3,007)
Amortization of net loss	10	10	30	30
Expected net cost (benefit) total	$463	$459	$1,390	$1,377
Net periodic benefit costs for the Company's Postretirement Medical Plan consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	03/31/2024	03/31/2023	03/31/2024	03/31/2023
Service cost	$5	$6	$14	$17
Interest cost	17	18	52	53
Amortization of prior service credit	(369)	(369)	(1,106)	(1,106)
Amortization of net loss	30	44	92	133
Total net (benefit)	$(317)	$(301)	$(948)	$(903)
For the three months and nine months ended March 31, 2024, the Company contributed in the U.S. $1.1 million and $2.4 million. In the UK pension plans the Company contributed $0.2 million and $0.7 million for the same periods.

The Company’s pension plans use fair value as the market-related value of plan assets and recognize net actuarial gains or losses in excess of ten percent (10%) of the greater of the market-related value of plan assets or of the plans’ projected benefit.
Note 10:     Debt
Debt is comprised of the following (in thousands):

	03/31/2024	06/30/2023
Short-term and current maturities
Loan and Security Agreement (Term Loan)	$1,004	$1,495
Brazil Loans	1,322	3,466
Subtotal short-term and current maturities	2,326	4,961

Long-term debt (net of current portion)
Loan and Security Agreement (Term Loan)	1,625	1,957
Loan and Security Agreement (Line of Credit)	4,397	2,897
Brazil Loans	74	827
Debt reacquisition cost	(328)	(408)
Subtotal long-term debt	5,768	5,273
Total debt	$8,094	$10,234
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
The Company’s Brazilian subsidiary incurs short-term loans with local banks in order to support the Company’s strategic initiatives. The loans are backed by the entity’s US dollar denominated export receivables. The Company’s Brazilian subsidiary has the following loans of March 31, 2024 (in thousands):

Lending Institution	Interest Rate	Beginning Date	Ending Date	Outstanding Balance
Itau	4.52%	October 2021	September 2024	$1,143
Brasil	4.95%	August 2022	July 2025	221
Brasil	3.80%	September 2022	August 2024	32
Total Brazilian short-term loans				$1,396
Note 11:     Income Taxes

Tax expense for the three month period ended March 31, 2024 was $0.1 million on profit before tax of $0.7 million (an effective tax rate of 14%). The effective rate for the three months ended March 31, 2024 was lower than the U.S. statutory tax rate of 21% due in part to a discrete tax benefit of $0.1 million related to the reversal of uncertain tax positions due to the lapse in the statute of limitations and tax credits and permanent deductions generated from research expenses, offset by the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34% and foreign losses not benefited.

During the three month period ended March 31, 2023 the Company recorded a discrete tax benefit of $5.0 million related to the Company’s partial release of its valuation allowance against its U.S. foreign tax credits and state net operating losses carryforwards, which are expected to be utilized based on demonstrated profitability and current and future forecast income. Excluding the tax benefit related to the partial release of valuation allowance of 144%, the effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory tax rate of 21% primarily due to the GILTI provisions and the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, and non-creditable foreign withholding tax.

Tax expense for the nine month period ended March 31, 2024 was $2.6 million on profit before tax of $4.8 million (an effective tax rate of 51%). During the nine month period ended March 31, 2024, the Company recorded a discrete tax expense of $1.3 million related to IRS Notice 2023-55 released in July 2023 which grants taxpayers temporary relief from applying these final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023 and IRS Notice 2023-80 released in December 2023 which modifies the temporary relief period from applying the final foreign tax credit regulations to tax years beginning on or after December 28, 2021 and ending before the date that notice or guidance withdrawing or modifying the temporary relief is issued. Other than this discrete tax expense recorded, the effective rate for the nine months ended March 31, 2024 was higher than the U.S. statutory tax rate of 21% primarily due to the jurisdictional mix of earnings, particularly Brazil with a statutory rate of 34%, offset by tax credits and permanent deductions generated from research expenses.

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

The Company has considered the positive and negative evidence to determine the need for a valuation allowance offsetting the deferred tax assets in the U.S. and has concluded that a partial valuation allowance is required against foreign tax credit carryforwards and certain state net operating loss carryforwards at March 31, 2024 and June 30, 2023. The Company had long term tax obligations related primarily to transfer pricing adjustments at March 31, 2024 and June 30, 2023.
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

We present these non- GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by eliminating items that we do not believe are indicative of our core operating performance. Such non- GAAP financial measures assist investors in understanding the ongoing operating performance of the Company by presenting financial results between periods on a more comparable basis. Such measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currency-neutral sales are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. Adjusted operating income adjusts for restructuring costs and the merger transaction costs in order to show comparative operational performance. As disclosed on Form 8-K, nn March 8, 2024, the Company entered into an Agreement and Plan of Merger with Uhu Inc., a Delaware corporation and an affiliate of MiddleGround Capital. We include a reconciliation of currency-neutral sales and adjusted operating income to its comparable GAAP financial measures.

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

Please see Note 3 within the notes to the unaudited Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q regarding segment results of operations. The Company’s business is aggregated into three reportable segments: North American Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM". Segment income is measured for internal reporting purposes by excluding corporate expenses, which are included in the unallocated column in the following tables as well as Note 3. These tables provided in Note 3 are included to better explain our consolidated operational performance by showing more detail by business segment and reconciling GAAP operating income and adjusted operating income.

The following table represents key results of operations on a consolidated basis for the three months and nine months ended March 31, 2024 and March 31, 2023:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/24	03/31/23	$ Change favorable (unfavorable)	% Change	03/31/24	03/31/23	$ Change favorable (unfavorable)	% Change
Net sales	$60,767	$61,678	$(911)	(1.5)%	$183,479	$188,914	$(5,435)	(2.9)%
Gross margin	17,580	19,223	(1,643)	(8.5)%	56,080	60,998	(4,918)	(8.1)%
% of net sales	28.9%	31.2%			30.6%	32.3%

Selling, general and administrative expenses	16,070	15,109	(961)	(6.4)%	50,417	46,962	(3,455)	(7.4)%
% of net sales	27.8%	24.5%			27.5%	24.9%

Restructuring charges	—	—	—	—%	—	244	244	(100.0)%
Transaction merger expenses	800	—	(800)	(100.0)%	—	—	—	—%

Operating income	710	4,114	(3,404)	(82.7)%	5,663	13,792	(8,129)	(58.9)%

Other income, net	(17)	(602)	585	(97.2)%	(908)	(2,399)	1,491	62.2%

Income before income taxes	693	3,512	(2,819)	(80.3)%	4,755	11,393	(6,638)	(58.3)%

Income tax expense	55	(3,961)	(4,016)	101.4%	2,592	(1,267)	(3,859)	304.6%

Net income	$638	$7,473	(6,835)	(91.5)%	$2,163	$12,660	(10,497)	(82.9)%

GAAP to Non-GAAP reconciliation:
	Three Months Ended				Nine Months Ended
(Amounts in thousands)	03/31/24	03/31/23	$ Change favorable (unfavorable)	% Change	03/31/24	03/31/23	$ Change favorable (unfavorable)	% Change
Operating income as reported	710	4,114	(3,404)	(82.7)%	5,663	13,792	(8,129)	(58.9)%
Add back restructuring charges	—	—	—	—%	—	244	(244)	(100.0)%
Add back transaction charges	800	—	—	100.0%	1,000	—	1,000	100.0%
Non- GAAP adjusted operating income	1,510	4,114	(2,604)	(63.3)%	6,663	14,036	(7,373)	(52.5)%
% of net sales	2.5%	6.7%			3.6%	7.4%
The following table represents key results of operations for three months ending March 31, 2024 and 2023 based on our business aggregated into three reportable segments: North American Industrial "NAI", International Industrial "INI" and Global Test and Measurement "GTM" as reflected in the table below:

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
(Amounts in thousands)	NAI	INI	GTM	Corporate	Total	NAI	INI	GTM	Corporate	Total
Net sales	$21,806	$23,820	$15,141	$—	$60,767	$22,310	$23,849	$15,519	$—	$61,678
Gross margin	3,892	8,209	5,478	—	17,579	4,712	8,543	5,968	—	19,223
% of net sales	17.8%	34.5%	36.2%	—	28.9%	21.1%	35.8%	38.5%	—%	31.2%

Selling, general and administrative expenses	4,809	6,424	2,969	1,868	16,070	4,056	6,127	3,353	1,573	15,109
% of net sales	22.1%	27.0%	19.6%		26.4%	18.2%	25.7%	21.6%		24.5%

Transaction Cost	—	—	—	800	800	—	—	—	—	—

Operating income (loss)	$(917)	$1,785	$2,509	$(2,668)	$710	$656	$2,416	$2,615	$(1,573)	$4,114
% of net sales	(4.2)%	7.5%	16.6%		1.2%	2.9%	10.1%	16.9%		6.7%
Add back restructuring expenses	—	—	—	—	—	—	—	—	—	—
Add back transaction expenses	—	—	—	800	800	—	—	—	—	—

Non-GAAP adjusted operating income	$(917)	$1,785	$2,509	$(1,868)	$1,510	$656	$2,416	$2,615	$(1,573)	$4,114
% of net sales	(4.2)%	7.5%	16.6%		2.5%	2.9%	10.1%	16.9%		6.7%
The following table represents key results of operations for nine months ending March 31, 2024 and 2023 based on our business aggregated into three reportable segments: North American Industrial "NAI", International Industrial "INI" and Global Test Measurement "GTM".

	Nine Months Ended March 31, 2024					Nine Months Ended March 31, 2023
(Amounts in thousands)	NAI	IAI	GTM	Corporate	Total	NAI	INI	GTM	Corporate	Total
Net sales	$61,090	$75,619	$46,770	$—	$183,479	$67,461	$73,199	$48,254	$—	$188,914
Gross profit	12,024	26,951	17,105	—	56,080	14,725	27,630	18,643	—	60,998
% gross margin	19.7%	35.6%	36.6%		30.6%	21.8%	37.7%	38.6%		32.3%

Selling, general and administrative expenses	13,808	20,180	9,705	5,724	49,417	13,193	18,484	10,436	4,849	46,962
% of net sales	22.6%	26.7%	20.8%		26.9%	19.6%	25.3%	21.6%		24.9%

Restructuring charges	—	—	—	—	—	—	244	—		244
Merger transaction expenses	—	—	—	1,000	1,000	—	—	—	—	—

Operating income (loss)	$(1,784)	$6,771	$7,400	$(6,724)	$5,663	$1,532	$8,902	$8,207	$(4,849)	$13,792
% of net sales	(2.9)%	9.0%	15.8%		3.1%	2.3%	12.2%	17.0%		7.3%
Add back restructuring charges	—	—	—	—	—	—	244	—	—	244
Add back transaction expenses	—	—	—	1,000	1,000	—	—	—	—	—

Non-GAAP adjusted operating income	$(1,784)	$6,771	$7,400	$(5,724)	$6,663	$1,532	$9,146	$8,207	$(4,849)	$14,036
% of net sales	(2.9)%	9.0%	15.8%		3.6%	2.3%	12.5%	17.0%		7.4%

Non-GAAP Measure Reconciliation: Fiscal 2024 Q3 "Currency Neutral" Net Sales
	Fiscal Year	Comparison to three month ending 3/31/2024			Fiscal Year	Comparison to Nine month ending 3/31/2023
(Amounts in Thousands)	03/31/2024	03/31/2023	$ Change	% Change	03/31/2024	03/31/2023	$ Change	% Change
Net sales, as reported	$60,767	61,678	(911)	(1.5)%	$183,479	188,914	(5,435)	(2.9)%
Currency neutralizing adjustment*	(923)	—	(923)	(1.5)%	(3,909)	—	(3,909)	(2.1)%
Q3 FY24 currency neutral net sales	59,844	61,678	(1,834)	(3.0)%	179,570	188,914	(9,344)	(4.9)%
NAI net sales, as reported	$21,806	$22,310	(504)	(2.3)%	$61,090	$67,461	(6,371)	(9.4)%
Currency neutralizing adjustment*	(67)	—	(67)	(0.3)%	(238)	—	(238)	(0.4)%
Q3FY24 currency neutral NAI net sales	21,739	22,310	(571)	(2.6)%	60,852	67,461	(6,609)	(9.8)%
INI net sales, as reported	$23,820	$23,849	(29)	(0.1)%	$75,619	80,548	(4,929)	(6.1)%
Currency neutralizing adjustment*	(849)	—	(849)	(3.6)%	(3,609)	—	(3,609)	(4.5)%
Q3FY24 currency neutral INI net sales	22,971	23,849	(878)	(3.7)%	72,010	$73,199	(1,189)	(1.6)%
GMT net sales as reported	$15,141	$15,519	(378)	(2.4)%	$46,770	$48,254	(1,484)	(3.1)%
Currency neutralizing adjustment*	(7)	—	(7)	(0.1)%	(63)	—	(63)	(0.1)%
Q3FY24 currency neutral GMT net sales	15,134	15,519	(385)	(2.5)%	46,707	48,254	(1,547)	(3.2)%
*"Currency Neutralizing Adjustment" = Change when converting Q3FY24 sales in non USD functional currencies at the same exchange rates used in the comparison period
U.S. GAAP to Non-GAAP Reconciliation: Net Income and Diluted EPS:

	Three Months Ended		Nine Month Ended
	03/31/24	03/31/2023	03/31/24	03/31/2023
Net income	$638	$7,473	$2,163	$12,660
Add back restructuring expenses	—	—	—	244
Add back transaction expense	800	—	1,000	—
Non-GAAP adjusted Net Income	$1,438	$7,473	$3,163	$12,904

Shares diluted	7,577	7,492	7,538	7,480
Diluted EPS as reported	$0.08	$0.99	$0.28	$1.68
Non-GAAP adjusted diluted EPS	$0.19	$0.99	$0.41	$1.71
Three-months and Nine-months Ended March 31, 2024 and March 31, 2023

Overview

Through the first nine months of Fiscal 2024 ended March 31, 2024, total order intake was 1.9% higher than the comparative period ended March 31, 2023. Our global industrial businesses saw a net 1.5% increase in order intake, with international orders up 9.4% and North American orders down 7.1% compared to the prior year nine months ending March 31, 2023. GTM order intake was 3.4% higher in the nine months ended March 31, 2024 as compared to March 31, 2023. Order intake at our precision granite business, whose capacity expansion project was recently completed, is up 16.8%. This offsets lower order intake for our laser in-line measurement systems.

Net sales in the three months ended March 31, 2024 were $60.8 million, a decrease of $0.9 million, or 1.5% compared to $61.7 million in the three months ended March 31, 2023. Net sales in the nine months ended March 31, 2024 were $183.5 million, compared to $188.9 million for the nine months ended March 31, 2023, representing an decline of $5.4 million, or 2.9%.

Foreign currency translation has had a positive impact on sales of $3.9 million over the nine months of fiscal 2024 as the United States Dollar had strengthened compared to other currencies in the first quarter and early second quarter of the fiscal year but had begun to weaken during the latter part of the second and during the third quarters. Currency neutral net sales for the quarter ended March 31, 2024 were $59.8 million, a decrease of $1.8 million or 3.0% compared to $61.7 million in the quarter ended March 31, 2023. For the nine months ended March 31, 2024, currency neutral net sales of $179.6 million were a decrease of $9.3 million or 4.9% as compared to $188.9 million, for the nine months ended March 31, 2023.

Operating income in the three months ended March 31, 2024 of $0.7 million or 1.2% of sales, was $3.4 million or 82.7% lower than the operating income reported for three months ended March 31, 2023. Operating income in the nine months ended March 31, 2024 of $5.7 million was $8.1 million or 58.9% as compared to the nine months ended March 31, 2023. There were no restructuring expenses in the three months ended March 31, 2024 as well as in the three months ended March 31, 2023, however, non-recurring transactions expenses of $0.8 million and in the nine months ended March 31, 2024 transaction cost were $1.0 million.
For the three and nine months ended March 31, 2024 other expense was $0.0 million and $0.9 million, respectively. For the three and nine months ended March 31, 2023 other expense was $0.6 million and $2.4 million with the big driver being interest expense of $0.4 million and $1.2 million in the three and nine months ended March 31, 2023.

Net income for the three months ended March 31, 2024 was $0.6 million, a decrease of $6.8 million or 91.5% compared to Net Income reported for the three months ended March 31, 2023 of $7.5 million. Net Income was $1.4 million adjusted for the non-gap add back $0.8 million for the transaction expense incurred in the three months ended March 31, 2024 and $1.0 million for the nine months ended March 31, 2024.

Net income for the nine months ended March 31, 2024 was $2.2 million as compared to $12.7 million for the nine months ended March 31, 2023 which included $0.2 million of restructuring expense. Diluted earnings per share "EPS" were $0.08 compared to $0.99 in the three months ended March 31, 2023 and $0.28 in the nine months ending March 31, 2024 versus $1.68 in the months ended March 31, 2023.

Net Sales

The Company’s net sales for the quarter ended March 31, 2024 were $60.8 million which was $0.9 million or 1.5% lower versus $61.7 million for the quarter ended March 31, 2023. This decrease is primarily driven by an 2.1% decrease in volume and a 1.2% decrease due to mix. North America Industrial sales for the quarter ended March 31, 2024 were $21.8 million which was a decrease of $0.5 million or 2.3% versus $22.3 million in quarter ended March 31, 2023, driven by an 7.7% decrease in volume partially offset by an increase of 5.5% due to price. NAI net sales were negatively impacted by labor shortages experienced by our precision measuring tools production. INI net sales for the quarter ended March 31, 2024 were $23.8 million which was flat compared to the $23.8 million for the quarter ended March 31, 2023, primarily driven by a 2.2% decline in volume and 1.6% due to pricing impact, offset by a favorable impact of 5.0% from currency translation. GTM net sales for the quarter ended March 31, 2024 were $15.1 million, a decrease of $0.4 million or 2.4% from $15.5 million for the quarter ended March 31, 2023, primarily due to volume declines in our in-line laser measuring system sales, which have been impacted by reductions of capital expenditure in the automotive sector and the auto workers' strike in the first quarter of fiscal 2024.

Consolidated net sales in the nine months ended March 31, 2024 were $183.5 million, a decline of $5.4 million, or 2.9% compared to $188.9 million for the same nine-month period ended March 31, 2023. Overall this was driven by increases due to pricing actions of 0.5% and currency translation of 2.1% offset by volume reductions of 5.5%. During the nine months ended March 31, 2024 as compared to 2023, NAI sales decreased $6.4 million or 9.4%, INI sales increased $2.4 million or 3.3%, and GTM sales declined by $1.5 million or 3.1%. NAI sales increased 4.0% due to pricing actions and 0.4% due to currency translation, but were offset by volume declines of 13.8%. INI sales increased $2.4 million or 3.3%, with 1.8 % attributed to volume increases and 4.9% due to currency translation, offset by 3.4% of pricing reduction. GTM net sales declined $1.5 million or 3.1% to $46.8 million during the nine months ended March 31, 2024. Continued increases of sales of our precision granite measuring products have been offset by sales declines of our in-line laser measuring systems, which have been impacted by reductions of capital expenditure in the automotive sector and the auto workers' strike in the first quarter of fiscal 2024.

Gross Profit

Consolidated gross profit decreased $1.6 million or 8.5% for the three months, and $4.9 million or 8.1% for the nine months ended March 31, 2024 as compared to the year prior. Gross profit was $17.6 million and $56.1 million for the three months and nine months ended March 31, 2024 compared to $19.2 million and $61.0 million for the three months and nine months ended

March 31, 2023. Gross margin decreased 2.3 percentage points for the three months, and 1.7 percentage points for the nine months ended March 31, 2024 compared to the prior year. Gross margin has been impacted by lower volumes resulting in lower factory utilization, and overall company mix as high margin sales of our in-line laser measuring systems has declined in the comparative periods.

For the three months ended March 31, 2024, NAI gross profit declined $0.8 million or 3.3% to $3.9 million versus $4.7 million in the three months ended March 31, 2023. NAI gross margin declined from 21.1% to 17.8% compared to the three-month period ended March 31, 2023. For the nine-month period ended March 31, 2024, NAI gross margin declined from 21.8% to 19.7%, compared to the prior period, primarily due to lower factory utilization.

INI gross profit declined $0.3 million on flat sales in the three months ended March 31, 2024 as compared to 2023, and declined 0.7 million on $2.4 million higher sales for the nine months ended March 31, 2024 as compared to 2023. INI gross margin decreased 1.3 percentage points from 35.8% of sales at the end of the three-month period ended March 31, 2023 to 34.5% for the three-month period ended March 31, 2024, and for the nine month period from 37.7% to 35.6% from March 31, 2023 to March 31, 2024 respectively. INI gross margin was affected by a shift in selling mix in the current period with higher volume on lower margin products, lower factory utilization, and some targeted pricing reductions on certain products in European markets and in Brazil.

For the three months ended March 31, 2024, GTM gross profit decreased $0.5 million to $5.5 million from $6.0 million in the three months ended March 31, 2023. Gross margin measured as a percent of net sales declined 2.3 percentage points from 38.5% in the three-months ended March 31, 2023 to 36.2% the three months ended March 31, 2024, and from 38.6% to 36.6% for the nine month period ended March 31, 2024 compared to March 31, 2023. The GTM gross margin decline is due to mostly mix but also a decline in volume as higher margin sales of in-line laser measuring systems has declined disproportionately during the comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million or 11.7% during the quarter ended March 31, 2024 to $16.9 million compared to the quarter ended March 31, 2023, representing 27.8% of net sales for the quarter ended March 31, 2024 compared to 24.5% of net sales at $15.1 million in the prior year quarter ended March 31, 2023. Some of this increase, $0.2, million is due to foreign exchange translation as the United States Dollar has weakened compared to the Brazilian Real. The company continues to invest in new growth initiatives and has also incurred some one-time expenses related to the merger transaction. For the three months ended March 31, 2024 the transaction expenses in general and administrative cost were $0.8 million.

Selling, general and administrative expenses increased $3.5 million or 7.4% during nine months ended March 31, 2024 compared to 2023, from $47.0 million to $50.4 million. As a percentage of net sales it went from 24.9% for the nine months ended March 31, 2023 to 27.5% for the nine months ended March 31, 2023. This increase is partially due to the translation of foreign currencies into United States Dollars, explaining $0.9 million of the increase. In addition, the Company has invested in some sales growth initiatives during the current fiscal year, and incurred some one-time expenses related to the merger transaction. For the nine months ended March 31, 2024 the merger transaction expenses in general and administrative cost were $1.0 million.

Other (Expense) Income

For the three and nine months ended March 31, 2024 other expense was $0.0 million and $0.9 million, respectively. For the three and nine months ended March 31, 2023 other expense was $0.6 million and ,$2.4 million respectively. For the three and nine months ended March 31, 2024 interest income was $0.0 million and $0.4 million, interest expense was $0.1 million and $0.6 million, foreign exchange gain was $0.2 million and $0.1 million, pension cost were $0.1 million and $0.4 million and all other were a gain of $0.1 and a expense of $0.5 million.

Income Taxes

In the three month period ended March 31, 2024, the Company recognized income tax expense of $0.1 million on profit before tax of $0.7 million (an effective tax rate 14%) as compared to income tax benefit of $4.0 million on profit before tax of $3.5 million (an effective tax rate of 113%), in the three month period ended March 31, 2023. The lower effective tax rate in the three month period ended March 31, 2024, when compared with the three month period ended March 31, 2023 is primarily due to the discrete tax benefit of $5.0 million recognized for the three month period ended March 31, 2023 for the release of valuation allowance against a portion of its U.S. deferred tax assets. At the end of each reporting period management considers all evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. Based upon cumulative profitability in the US and increases in future taxable income projections, management has determined during the three month period ended March 31, 2023, there is sufficient positive evidence to release a portion of valuation allowance previously provided against its foreign tax credits and certain state net operating losses.

In the nine month period ended March 31, 2024, the Company recognized income tax expense of $2.6 million on profit before tax of $4.8 million (an effective tax rate 51%) as compared to income tax benefit of $1.3 million on profit before tax of $11.4 million (an effective tax rate of 11%), in the nine month period ended March 31, 2023. The higher effective tax rate in the three month period ended March 31, 2024, when compared with the three month period ended March 31, 2023 was primarily due to a discrete tax expense of $1.3 million recognized in the nine month period ended March 31, 2024 related to IRS Notice 2023-55 released in July 2023 which grants taxpayers temporary relief from applying these final foreign tax credit regulations for tax years beginning on or after December 28, 2021 and ending on or before December 31, 2023 and IRS Notice 2023-80 released in December 2023 which modifies the temporary relief period from applying the final foreign tax credit regulations to tax years beginning on or after December 28, 2021 and ending before the date that notice or guidance withdrawing or modifying the temporary relief is issued, offset by a discrete tax benefit of $5.0 million recognized in the nine month period ended March 31, 2023 for the release of valuation allowance against a portion of its U.S. deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows (in thousands)	Nine Months Ended
	03/31/2024	03/31/2023

Cash provided by operating activities	$11,123	$15,897
Cash (used in) investing activities	(11,717)	(5,639)
Cash (used in) financing activities	(2,223)	(16,209)
Effect of exchange rate changes on cash	(110)	23

Net (decrease) in cash	$(2,927)	$(5,928)

Net cash flows for the nine months ended March 31, 2024 provided a decrease in cash of $2.9 million compared to a decrease in cash of $5.9 million for the nine months ended March 31, 2023. The Company paid down $2.2 million in debt and cash provided by operations was $11.1 million. The Company reduced inventory levels in the three months ended March 31, 2024 by $2.8 million and decreased $6.9 million during the nine months ended March 31, 2024. Net income in the three months ended March 31, 2024 of $2.2 million, accounts receivable change of $0.2 million and inventory change mentioned above were partially offset by all other working capital requirements of $4.2 million, of which $3.2 million were prepaid pension expense while other non-cash operating activities totaled $6.9 million.
The Company believes it maintains sufficient liquidity and has the resources to fund its operations and cash expected to be provided by future operating activities are adequate to satisfy working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months from the date of the financial statements included in this Quarterly Report on Form 10-Q.
On April 29, 2022, the Company and certain of the Company’s domestic subsidiaries entered into a new Loan and Security agreement (the "Loan and Security Agreement") with HSBC Bank USA. These new credit facilities ("the facilities") replaced the Company’s previous TD Bank credit facilities and are comprised of a $30 million revolving line of credit with a $10 million uncommitted accordion provision, a $12.1 million term loan and a $7 million capital expenditure draw down credit facility. The Facilities are secured by a valid first-priority security interest on substantially all existing and future assets of the Company and its domestic subsidiaries. At March 31, 2024 the Company has excess availability on the revolving line of credit and the capital expenditure drawn down facility of $27.3 million.
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
The effective interest rate on the borrowings under the Loan and Security Agreement during the nine months ended March 31, 2024 and 2023 was 8.4% and 5.5% respectively.

The Company does not have any material off-balance sheet arrangements as defined under the Securities and Exchange Commission rules.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
One should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended June 30, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the Company's disclosure controls and procedures as of March 31, 2024, and they have concluded that our disclosure controls and procedures were effective as of such date. All information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 other than what is set forth below;

We are subject to environmental regulation and environmental risks.

We are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or results of operations. For example, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on contamination resulting from per- and polyfluoroalkyl substances (“PFAS”). PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. In April 2024, the U.S. Environmental Protection Agency finalized a rule establishing enforceable drinking water standards for certain PFAS chemicals. The rule could result in new obligations for investigations and remediation efforts. We do not manufacture PFAS. If PFAS were used in the manufacture of some of the products we sell and are ubiquitous in the environment the costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our business, financial condition and or results of operations.

Risk Related to the Proposed Merger

Failure to consummate our go-private transaction with MiddleGround Capital could negatively impact the price of our Class A Common stock and our future business and financial results.

On March 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Uhu Inc., a Delaware corporation (“Parent”) and an affiliate of MiddleGround Capital, and Unicornfish Corp., a Massachusetts corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of Class A Common stock and each share of Class B Common stock issued and outstanding immediately prior to the Effective Time, subject to certain exceptions, will be converted into the right to receive $16.19, payable to the holder thereof in cash, without interest (the “Merger Consideration), and as of the Effective Time, all such shares of Class A Common stock and Class B Common stock will no longer be outstanding and will automatically be cancelled.

The consummation of the Merger occur later than we expect, may be consummated on terms different than those contemplated by the Merger Agreement, or may not be consummated at all. Failure to consummate the Merger would prevent our shareholders from realizing the anticipated benefits of the Merger. In addition, the Merger Consideration offered by Parent reflects a valuation of the Company significantly in excess of the price at which our Class A Common stock was trading prior to the public announcement of our entry into the Merger Agreement. The current market price of our Class A Common stock may reflect a market assumption that the Merger will occur, and a failure to consummate the Merger could result in a significant decline in the market price of our Class A Common stock and a negative perception of us generally.

The timing of the completion of the Merger is not certain, and is subject to certain conditions, some of which we cannot control, which could result in the Merger not being consummated or being consummated later than we expect, which could negatively impact the share price and future business and operating results of the Company.

Completion of the Merger is subject to several conditions, not all of which we control and include, among other things, (i) receipt by us of the Company Stockholder Approval (as defined in the Merger Agreement), (ii) that there is no law, order, injunction, or decree by any governmental body prohibiting or making illegal the consummation of the Merger, (iii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (iv) compliance with the covenants and obligations under the Merger Agreement in all material respects, (v) the absence of a material adverse effect with respect to the Company and (vi) the delivery of an executed copy of a customary payoff letter for the Loan and Security Agreement from or on behalf of the lenders with respect thereto. Accordingly, if any of the conditions to completing the Merger are not satisfied or waived in a timely manner, the Merger could be consummated later than we expect or, if the conditions are not satisfied or waived at all, the Merger may not occur, which could adversely affect the price of our Class A Common stock and the results of our operations.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay Parent a termination fee.

The Merger Agreement includes a covenant requiring us not to initiate, solicit, knowingly encourage or knowingly facilitate any acquisition proposal, and subject to certain exceptions, not to enter into or participate or engage in any discussions or negotiations with any person with respect an acquisition proposal, provide any non-public information, or afford access to our business, properties, assets, book or records to any person in connection with any acquisition proposal or enter into any letter of intent, acquisition agreement or other similar agreement relating to an acquisition proposal. Further, the Company’s Board of Directors may not withhold, withdraw, amend, qualify or modify (or publicly propose to do any of the foregoing) its recommendation in favor of the Merger, fail to reaffirm its recommendation within five business days of receiving a written request from Parent to provide such reaffirmation following receipt of a publicly announced acquisition proposal, or fail to recommend against acceptance of a tender or exchange offer for shares of our common stock within ten business days of the commencement thereof. Notwithstanding these restrictions, at any time prior to obtaining the Company Stockholder Approval, if we have received an unsolicited written acquisition proposal that does not, directly or indirectly, result from a material breach of the terms and conditions relating to an acquisition proposal as set forth in the Merger Agreement, and the Company’s Board of Directors or a committee thereof determines in good faith, after consultation with outside counsel and a financial advisor, that such acquisition proposal constitutes or is reasonably likely to lead to or result in a a superior proposal, and the failure to engage in negotiations or discussions with such person would be inconsistent with its fiduciary duties, then we may, subject to certain conditions, furnish information with respect to us and our Subsidiaries to the person making such acquisition proposal and its representatives, and participate in discussions or negotiations with such person and its representatives regarding such acquisition proposal pursuant to an acceptable confidentiality agreement. Further, at any time prior to obtaining the Company Stockholder Approval, if we receive an acquisition proposal that did not directly or indirectly result from a material breach of the provisions of the Merger Agreement related to acquisition proposals and that the Company’s Board of Directors or a committee thereof determines in good faith, after consultation with outside counsel (and, with respect to a Change of Board Recommendation (as defined in the Merger Agreement), after consultation with our financial advisor) constitutes a superior proposal and that the failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law, the Company’s Board of Directors may, subject to compliance with certain conditions, (i) change its recommendation or (ii) cause us to terminate the Merger Agreement in compliance with the terms of the Merger Agreement in order to enter into a binding written definitive agreement providing for such superior proposal. Additionally, the Company’s Board of Directors or a committee thereof may make a Change of Board Recommendation in response to an Intervening Event (defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for each of us and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, we will be required to pay Parent a termination fee in an amount equal to $4.35 million, including if we materially breach covenants relating to our non-solicitation obligations, the Merger Agreement is terminated due to the Company accepting an unsolicited superior proposal or due to the Company’s Board of Directors changing its recommendation to the Company’s shareholders to vote to approve the Merger Agreement.

While the Merger is pending, we are subject to customary contractual restrictions which could adversely affect our business.

We have agreed to customary covenants regarding the operation of our business and the business of our subsidiaries prior to the Effective Time. The Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Parent, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

We have and continue to incur substantial transaction-related costs in connection with the Merger. If the Merger does not occur, we will not benefit from these costs.

We may incur a number of non-recurring costs associated with the completion of the Merger, which could be substantial. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors. If the Merger does not occur in a timely manner or at all, we will not benefit from these costs.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 8, 2024, between the Company, Uhu Inc. and Unicornfish Corp., filed with the Current Report on Form 8-K filed March 11, 2024, is hereby incorporated by reference

3a	Restated Articles of Organization as amended, filed with Form 10-K for the year ended June 30, 2012 filed September 12, 2012, is hereby incorporated by reference.

3b	Amended and Restated Bylaws, filed with Form 10-Q for the quarter ended December 31, 2012 filed February 7, 2013, is hereby incorporated by reference

4a	Amended and Restated Rights Agreement dated as of October 30, 2020 between the Company and Computershare Inc, as Rights Agent (together with exhibits, including the Form of Rights Certificate, and the Summary of Rights to Purchase Shares of Class A Common Stock), filed with Form 10-Q for the quarter ended September 30, 2020, filed November 12, 2020 is hereby incorporated by reference.

4b	Amendment No. 1 to Amended and Restated Rights Agreement dated as of March 8, 2024 by and between the Company and Computershare Inc, filed with the Current Report on Form 8-K filed March 11, 2024 is hereby incorporated by reference.

10.1	Amended and Restated Change in Control Agreement, dated as of March 8, 2024, by and between the Company and Douglas A. Starrett, filed with the Current Report on Form 8-K filed March 11, 2024, is hereby incorporated by reference.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+
Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The L. S. Starrett Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (I) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE L. S. STARRETT COMPANY (Registrant)

Date	May 13, 2024	/S/R. Douglas A. Starrett
Douglas A. Starrett - President and CEO (Principal Executive Officer)

Date	May 13, 2024	/S/R. John C. Tripp
John C. Tripp - Treasurer and CFO (Principal Accounting Officer)